Form 10QSB
period 1999-10-31
INTERACTIVE BUYERS NETWORK INTERNATIONAL LTD
filed 2000-01-06
CIK 1003226

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  OCTOBER  31,  1999

                                       OR

[ ] TRANSITION  REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT  OF  1934  FOR  THE  TRANSITION  PERIOD            .
                                                -----------

COMMISSION  FILE  NO.     0-26563
                          -------

                                  VSOURCE, INC.

         (Exact  Name  of  Small  Business  Issuer  in  its  Charter)


                    Nevada                                95-3538903
                    ------                                ----------
        (State or other jurisdiction of               (I.R.S.  Employer
         incorporation or organization)               Identification  No.)


        5740  Ralston  Street, Suite  110
                   Ventura,  CA                               93003
        --------------------------------                      -----
      (Address of principal executive office)               Zip Code


Issuer's  telephone  number:    (805) 677-6720


Interactive Buyers Network International, Ltd.
(Former name if changed from last report)

                                ---------------

Check  whether  the  Issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X].

The aggregate market value of the voting common equity held by non-affiliates computed by reference to average bid and ask price of such common equity, as of January 3, 2000 is $211,540,000. On this date approximately 12,263,000 shares were held by non-affiliates.

As of January 3, 2000, the Issuer had 15,849,648 shares of its $.01 par value common stock outstanding.

Transitional  Small  Business  Disclosure  Format:   YES [ ]     NO [X]

                                  Form 10-QSB

                                     PART I

Item  1 - Financial Statements

                                       Vsource, Inc.  and Subsidiaries
                                         CONSOLIDATED BALANCE SHEET


                                 ASSETS

                                                                   OCTOBER 31,       JANUARY 31,
                                                                       1999             1999
                                                                 ----------------  ---------------
                                                                   (UNAUDITED)
 CURRENT ASSETS
   Cash                                                          $       158,030   $       59,937
   Accounts receivable                                                         -            3,590
                                                                 ----------------  ---------------

     TOTAL CURRENT ASSETS                                                158,030           63,527
                                                                 ----------------  ---------------

 PROPERTY AND EQUIPMENT
   Furniture and fixtures                                                215,676           64,588
   Software                                                                8,899            8,899
                                                                 ----------------  ---------------

                                                                         224,575           73,487
   Less: accumulated depreciation                                         75,713           50,920
                                                                 ----------------  ---------------

     PROPERTY AND EQUIPMENT, NET                                         148,862           22,567
                                                                 ----------------  ---------------

 OTHER ASSETS
   Prepaid rent                                                            3,750           37,500
   Employee receivables                                                  120,861           68,027
   Intangible assets, net of accumulated amortization                    626,235          922,875
   Other assets                                                            1,100            1,757
                                                                 ----------------  ---------------

     TOTAL OTHER ASSETS                                                  751,946        1,030,159
                                                                 ----------------  ---------------

 TOTAL ASSETS                                                    $     1,058,838   $    1,116,253
                                                                 ================  ===============


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
   Accounts payable                                              $       300,175   $       49,222
   Accrued liabilities                                                    50,751           77,785
   Convertible notes payable - related parties                                 -          857,200
                                                                 ----------------  ---------------

     TOTAL CURRENT LIABILITIES                                           350,926          984,207

 DEFERRED REVENUE                                                              -            3,250
                                                                 ----------------  ---------------

     TOTAL LIABILITIES                                                   350,926          987,457
                                                                 ----------------  ---------------

 COMMITMENTS AND CONTINGENCIES (Note 8)

 STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.01 par value
     5,000,000 shares authorized,
     - 0 - shares issued and outstanding                                       -                -
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     and 15,553,805 issued and outstanding on October 31, 1999
     11,401,451 issued and outstanding on Jan. 31, 1999                  155,538          114,014
   Additional paid-in capital                                          7,960,382        4,296,392

   Accumulated deficit                                                (7,229,210)      (4,281,610)
                                                                 ----------------  ---------------

                                                                         886,710          128,796

     Less: notes receivable - related parties                           (178,798)               -
                                                                 ----------------  ---------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                707,912          128,796
                                                                 ----------------  ---------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $     1,058,838   $    1,116,253
                                                                 ================  ===============

See Notes to Consolidated Financial Statements

                                  Vsource, Inc.  and Subsidiaries
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                              FOR THE THREE                 FOR THE NINE
                                               MONTHS ENDED                 MONTHS ENDED
                                                OCTOBER 31,                  OCTOBER 31,
                                             1999          1998          1999          1998
                                         (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                         ------------  ------------  ------------  ------------
 Revenue                                 $     2,230   $    11,055   $    10,215   $    52,757
                                         ------------  ------------  ------------  ------------
 Operating expenses:
   General and administrative expenses       226,745       142,197       803,742       445,937
   Research and development                1,034,021       276,027     2,154,073       865,641
                                         ------------  ------------  ------------  ------------
                                           1,260,766       418,224     2,957,815     1,311,578
                                         ------------  ------------  ------------  ------------
 Net loss                                $(1,258,536)  $  (407,169)  $(2,947,600)  $(1,258,821)
                                         ============  ============  ============  ============
 Basic weighted average number of
   common shares outstanding              14,339,164    10,740,307    13,296,009    10,715,839
                                         ============  ============  ============  ============
 Net loss per common share
   Basic                                 $     (0.09)  $     (0.04)  $     (0.22)  $     (0.12)
                                         ============  ============  ============  ============

See Notes to Consolidated Financial Statements

                                    Vsource, Inc.  and Subsidiaries
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   FOR THE NINE
                                                                                   MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                                 1999          1998
                                                                             ------------  ------------
                                                                             (UNAUDITED)    (UNAUDITED)
 CASH FLOWS FROM (TO) OPERATING ACTIVITIES
   Net loss                                                                  $(2,947,600)  $(1,258,821)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
      Depreciation & amortization                                                322,090       181,702
      Beneficial conversion feature                                              241,753       157,285
     Issuance of stock, stock options, and debt for services,
       expense reimbursements and accrued interest                               647,839       150,295
  Changes in:
     Accounts receivable                                                           3,590             -
     Prepaid expenses                                                                  -        21,036
     Prepaid rent                                                                 33,750             -
     Other assets                                                                    281        (8,651)
     Accounts payable                                                            250,953        19,220
     Deferred revenue                                                             (3,250)      (23,393)
     Accrued liabilities                                                         (27,034)       53,628
                                                                             ------------  ------------

     NET CASH USED BY OPERATING ACTIVITIES                                    (1,477,628)     (707,699)

 CASH FLOWS FROM (TO) INVESTING ACTIVITIES
   Advances to employees                                                         (52,833)            -
   Purchase of equipment                                                        (151,088)            -
                                                                             ------------  ------------

     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           (203,921)            -
                                                                             ------------  ------------

 CASH FLOWS FROM (TO) FINANCING ACTIVITIES
   Proceeds from issuance of common stock, net of issuance costs of $10,000    1,749,942             -
   Proceeds from borrowings                                                       29,700       687,010
                                                                             ------------  ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,779,642       687,010
                                                                             ------------  ------------

 NET INCREASE (DECREASE) IN CASH                                                  98,093       (20,689)

 CASH, BEGINNING OF PERIOD                                                        59,937        55,406
                                                                             ------------  ------------

 CASH, END OF PERIOD                                                         $   158,030   $    34,717
                                                                             ============  ============

 Supplemental disclosure of cash flow information is as follows:

     Income taxes                                                            $     1,600   $     1,600
                                                                             ============  ============

 Supplemental  disclosure  of  non-cash  investing  and  financing transactions:

   Issuance  of  common  stock  in  connection  with  following  transactions:

     On June 1, 1998, the Company issued $1,186,555 of common stock in connection with the acquisition of Wpg.Net, Inc.

     During the nine months ended October 31, 1999, 636,100 stock options were exercised upon the issuance of notes receivable in the amount of $178,798.

                       Vsource, Inc.  and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary  of  Significant  Accounting  Principles
       ------------------------------------------------

Unaudited  Interim  Financial  Information
------------------------------------------

The interim consolidated financial statements as of October 31, 1999 have been prepared by Vsource, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the periods presented in accordance with generally accepted accounting principles. The consolidated balance sheet at January 31, 1999 has been derived from the audited consolidated financial statements at that date. Operating results for the quarter and nine-month periods ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Registration Statement on Form 10-SB (File No. -030326). Certain prior period amounts have been reclassified to conform to the current period presentation.

Use  of  Estimates  in  Preparation  of  Consolidated  Financial  Statements
----------------------------------------------------------------------------

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles.
Accordingly,  actual  results  may  differ  from  those  estimates.

Loss  Per  Share
----------------

Loss per share of common stock is computed using the weighted average number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

     2.     Subsequent  Event
            -----------------

On or about December 14, 1999, the Company's name change to Vsource, Inc. became effective in Nevada, its state of incorporation.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  RESULTS  OF  OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-SB and the consolidated financial statements for the years ended January 31, 1999 and 1998; and the consolidated financial statements and related notes for the six month period ended July 31, 1999. The statements in this Quarterly Report on Form 10-QSB relating to matters that are not historical facts, including but not limited to statements found in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual future results to differ materially from those expressed in such forward-looking statements include but are not limited to the uncertainty of the Company's ability to continue as a going concern and need for additional financing and other risks and uncertainties as discussed in this Quarterly Report and the Company's Form 10-SB.

Vsource, Inc. (the "Company") creates and markets Internet-based applications for businesses. An Internet-based application is best described as computer software and data that reside on a remote server, rather than the user's computer, where that software and data are accessed over the Internet. The Company intends to generate fees by licensing its Internet-based applications for use by businesses. Currently, the Company offers two such applications, Virtual Source Network and Virtual Source Publisher. Virtual Source Network may be used by corporate clients to purchase goods and services via the Internet. Virtual Source Publisher is a do-it-yourself web site builder that allows a user to establish its own Internet web site. On December 14, 1999 the Company's name change to Vsource, Inc. became effective in Nevada. On January 4, 2000 the Company's trading symbol changed to VSRC.

MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 1999, COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1998:

REVENUE
For the nine months ended October 31, 1999, Revenue was $10,215, down $42,542 (80.6%) from $52,757 during the nine months ended October 31, 1998. This decrease results from the Company's decision, early in the 1999 fiscal period, to discontinue the annual subscription program relative to its previous version of Virtual Source Network. It also reflects the fact that the new Internet version of Virtual Source Network has not yet begun to generate revenue for the Company. Further, the Company's Virtual Source Publisher has not generated revenue to date.

GENERAL  AND  ADMINISTRATIVE  EXPENSES
For the nine months ended October 31, 1999, General and Administrative Expenses were $803,742, up $357,805 (80.2%) from $445,937 during the nine months ended October 31, 1998. This increase was caused primarily by increased executive staff, added expenses associated with Wpg.net, Inc., acquired in June of 1998, as well as higher interest expense.

RESEARCH  AND  DEVELOPMENT
For the nine months ended October 31, 1999, Research and Development Expenses were $2,154,073, up $1,288,432 (148.8%) from $865,641 during the nine months ended October 31, 1998. This increase was caused primarily by significant increase in development effort associated with the Company's Internet version of Virtual Source Network. These costs included heavy use of independent contractors, as well as the addition of highly paid technical employees in its Seattle office. The Company does no work that would be considered pure research, or basic research.

NET  LOSS
For the nine months ended October 31, 1999, the Net Loss was ($2,947,600), up ($1,688,779) (134.2%) from ($1,258,821) during the nine months ended October 31, 1998. This increase is a result of significantly increased General and Administrative Expenses, as well as significantly increased Research and Development Expense, as described above.

WEIGHTED  AVERAGE  COMMON  SHARES  OUTSTANDING  -  BASIC
For the nine months ended October 31, 1999, the Basic Weighted Average Common Shares Outstanding were 13,296,009, up 2,580,170 (24.1%) from 10,715,839 for the nine months ended October 31, 1998. This increase resulted primarily from the issuance of 2,095,787 shares upon conversion of all remaining convertible notes, the issuance of 636,100 shares upon exercise of stock options, as well as the issuance of shares in return for cash invested in the Company. The shares issued upon conversion of the remaining convertible notes were issued at the end of the period used for averaging purposes, and therefore had a proportionately smaller impact on the average.

NET  LOSS  PER  COMMON  SHARE  -  BASIC
The Basic Net Loss Per Common Share for the nine months ended October 31, 1999 was ($0.22) per share, up ($0.10) per share (83.3%) from a loss of ($0.12) per share for the nine months ended October 31, 1998. This increase reflects the $1,688,779 increase in the Net Loss, partially offset by the 2,580,170 share increase in basic weighted average outstanding common shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPEATIONS - THREE MONTHS ENDED OCTOBER 31, 1999, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1998:

REVENUE
For the three months ended October 31, 1999, Revenue was $2,230, down $8,825 (79.8%) from $11,055 during the three months ended October 31, 1998. This decrease results from the Company's decision, early in the 1999 fiscal period, to discontinue the annual subscription program relative to its previous version of Virtual Source Network. It also reflects the fact that neither Virtual Source Publisher, nor the new Internet version of Virtual Source Network, have yet begun to generate revenue for the Company.

GENERAL  AND  ADMINISTRATIVE  EXPENSES
For the three months ended October 31, 1999, General and Administrative Expenses were $226,745, up $84,548 (59.5%) from $142,197 during the three months ended October 31, 1998. This increase was caused primarily by increased executive staff, as well as higher interest expense.

RESEARCH  AND  DEVELOPMENT
For the three months ended October 31, 1999, Research and Development Expenses were $1,034,021, up $757,994 (274.6%) from $276,027 during the three months
ended  October  31,  1998.   This  increase  was  caused  primarily  by
significant increase in development effort associated with the Company's Internet version of Virtual Source Network. These costs included heavy use of independent contractors, as well as the addition of highly paid technical employees in its Seattle office. The Company does no work that would be considered pure research, or basic research.

NET  LOSS
For the three months ended October 31, 1999, the Net Loss was ($1,258,536), up ($851,367) (209.1%) from ($407,169) during the three months ended October 31, 1998. This increase is primarily a result of significantly increased Research and Development Expense during the 1999 period.


WEIGHTED  AVERAGE  COMMON  SHARES  OUTSTANDING  -  BASIC
For the three months ended October 31, 1999, the Basic Weighted Average Common Shares Outstanding were 14,339,164, up 3,598,857 (33.5%) from 10,740,307 for the three months ended October 31, 1998. This increase resulted primarily from the issuance of 2,095,787 shares upon conversion of all remaining convertible demand notes, the issuance of 636,100 shares upon exercise of stock options, and the issuance of shares in return for cash invested in the Company (737,493 shares in the first quarter of fiscal 2000, and 395,156 shares in the third quarter of fiscal 2000).

NET  LOSS  PER  COMMON  SHARE  -  BASIC
The Basic Net Loss Per Common Share for the three months ended October 31, 1999 was ($0.09) per share, up ($0.05) per share (125%) from a loss of ($0.04) per share for the three months ended October 31, 1998. This increase reflects the $851,367 increase in the Net Loss, partially offset by the 3,598,867 share increase in basic weighted average outstanding common shares for the period.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT OCTOBER 31, 1999, COMPARED TO JANUARY 31, 1999:

CASH
On  October  31, 1999 Cash totaled $158,030, up $98,093 (163.7%) from $59,937 at
January 31, 1999. This increase reflects $1,749,942 proceeds of sale of common shares in private transactions during the nine months ended October 31, 1999, less the funds used for operations during that period. A total of $560,201 was received from the sale of common shares during the quarter ended October 31, 1999.

ACCOUNTS  RECEIVABLE
On October 31, 1999 Accounts Receivable were zero, down $3,590 (100%) from $3,590 at January 31, 1999. This decline reflects the Company's decision, early in fiscal 1999, to discontinue marketing the previous version of Virtual Source Network while the new Internet version was in development. As of October 31, 1999, neither Virtual Source Publisher, nor the Internet version of Virtual Source Network, has begun to generate new accounts receivable.

TOTAL  CURRENT  ASSETS
On  October  31, 1999 Total Current Assets totaled $158,030, up $94,503 (148.8%)
from  $63,527  at  January  31,  1999.   This  increase  primarily  reflects the
increase  in  Cash  described  above.

FURNITURE  AND  FIXTURES
On October 31, 1999 Furniture and Fixtures totaled $215,676, up $151,088 (233.9%) from $64,588 at January 31, 1999. This increase primarily reflects the addition of equipment and furniture needed for the new office facilities in Seattle, Washington.

SOFTWARE
On  October  31,  1999 Software totaled $8,899, unchanged from January 31, 1999.

ACCUMULATED  DEPRECIATION
On October 31, 1999, Accumulated Depreciation totaled $75,713, up $24,793 (48.7%) from $50,920 at January 31, 1999. This increase reflects the addition of normal depreciation expense for the nine months ended October 31, 1999.

PROPERTY  AND  EQUIPMENT,  NET
On October 31, 1999, Property and Equipment, Net totaled $148,862, up $126,295 (559.6%) from $22,567 at January 31, 1999. This increase reflects the addition of $151,088 to Furniture and Fixtures, as described above, less the $24,793 increase in Accumulated Depreciation during the same period.

PREPAID  RENT
On October 31, 1999, Prepaid Rent totaled $3,750, down $33,750 (90.0%) from $37,500 at January 31, 1999. This decrease reflects nine months utilization of free rent obtained by the Company, relative to its Ventura, California office, as part of its earlier settlement with its landlord. The rental value of $3,750 per month, was accounted for as prepaid rent following the settlement. The Company has extended its current lease, and will begin to pay rent, in cash, at the rate of $3,750 per month.

EMPLOYEE  RECEIVABLES
On October 31, 1999, Employee Receivables totaled $120,861, up $52,834 (77.7%) from $68,027 at January 31, 1999. This increase results from expense advances to employees who travel extensively on behalf of the Company. Travel has increased significantly in conjunction with the Company's increased marketing efforts.

INTANGIBLE  ASSETS,  NET  OF  ACCUMULATED  AMORTIZATION
On October 31, 1999, Intangible Assets, Net were $626,235, down $296,640 (32.1%) from $922,875 at January 31, 1999. This decrease results from the amortization expense of $296,640 recorded during the nine months ended October 31, 1999. Substantially all of the Intangible Asset value relates to the excess of consideration paid, over the book value of assets acquired, in the acquisition of Wpg.Net, Inc. in June of 1998.

OTHER  ASSETS
On  October 31, 1999, Other Assets were $1,100, down $657 (37.4%) from $1,757 at
January  31,  1999.    This  change  was  not  material  to  the  Company.

TOTAL  ASSETS
On October 31, 1999, Total Assets were $1,058,838, down $57,415 (5.1%) from $1,116,253 at January 31, 1999. This change was primarily a result of increased cash ($98,093), and increased Property and Equipment, Net ($126,295), which was more than offset by reduced Intangible Assets, Net ($296,640).

ACCOUNTS  PAYABLE
On October 31, 1999, Accounts Payable were $300,175, up $250,953 (509.8%) from $49,222 at January 31, 1999. This change was a result of increased amounts due independent contractors involved in development of the Internet version of Virtual Source Network, as well as amounts due International Business Machines
(IBM) relative to their work on the Virtual Source Network user training program.

ACCRUED  LIABILITIES
On October 31, 1999, Accrued Liabilities were $50,751, down $27,034 (34.8%) from $77,785 at January 31, 1999. This reduction resulted primarily from conversion of the Company's Convertible Notes Payable, and elimination of the associated interest expense accrual.

CONVERTIBLE  NOTES  PAYABLE  -  RELATED  PARTIES
On October 31, 1999, Convertible Notes Payable were zero, down $857,200 (100%) from $857,200 at January 31, 1999. These notes were converted into 2,095,787 shares of the Company's common stock.

TOTAL  CURRENT  LIABILITIES
On October 31, 1999 Total Current Liabilities totaled $350,926, down $633,281 (64.3%) from $984,207 at January 31, 1999. This reduction reflects the conversion of Convertible Notes Payable ($857,200), partially offset by the increase in Accounts Payable ($250,953) described above.

DEFERRED  REVENUE
On October 31, 1999 Deferred Revenue was zero, down $3,250 (100%) from $3,250 at January 31, 1999. This decline represents previously deferred subscription revenue, which was recognized as revenue during the period. Further, as a result of the Company's decision to discontinue marketing its business applications on a subscription basis, no new deferred revenue was generated during the period.

TOTAL  LIABILITIES
On October 31, 1999 Total Liabilities were $350,926, down $636,531 (64.5%) from $987,457 at January 31, 1999. This reduction reflects primarily the conversion of Convertible Notes Payable ($857,200), partially offset by the increase in Accounts Payable ($250,953) described above.

COMMON  STOCK,  $0.01  PAR  VALUE
On October 31, 1999 Common Stock totaled $155,538, up $41,524 (36.4%) from $114,014 at January 31, 1999. This increase reflects the issuance of 4,152,354 new common shares during the period, of which 2,095,787 were issued to holders of the Convertible Notes Payable, 636,100 shares were issued upon exercise of stock options May 15, 1999, and substantially all of the remaining shares were issued in return for cash invested in the Company.

ADDITIONAL  PAID-IN-CAPITAL
On  October  31, 1999, Paid-In-Capital totaled $7,960,382, up $3,663,399 (85.3%)
from $4,296,392 at January 31, 1999. This increase reflects the value (in excess of par) of the new common shares during the period, of which 2,095,787 were issued to holders of the Convertible Notes Payable, 636,100 shares were issued upon exercise of stock options, with the remaining shares primarily having been issued in return for cash invested in the Company.

ACCUMULATED  DEFICIT
On October 31, 1999, the Accumulated Deficit was ($7,229,210), up ($2,947,600) (68.8%) from ($4,281,610) at January 31, 1999. This change resulted from the Net Loss of ($2,947,600) during the nine months ended October 31, 1999.

NOTES  RECEIVABLE  -  RELATED  PARTIES
On October 31, 1999, Notes Receivable - Related Parties totaled $178,798, up $178,798 (100%) from zero at January 31, 1999. These notes are receivable from officers who exercised stock options during the period. The Company's stock option program provides several alternative methods of paying for shares acquired through exercise of stock options, and one of those alternatives is to provide a demand note payable to the Company, in the amount of the purchase.

TOTAL  STOCKHOLDERS'  EQUITY
On October 31, 1999, Total Stockholders' Equity was $707,912, up $579,116 (449.6%) from $128,796 at January 31, 1999. This change resulted primarily from the increases in Common Stock and Paid-In Capital ($3,704,923 combined), offset by the Net Loss of ($2,947,600) during the nine months ended October 31, 1999.

LIQUIDITY  AND  CAPITAL RESOURCES
The Company has no revenue at this time, other than small amounts of interest income, and certain non-recurring items. While the Company expects to generate revenue in the future, it is currently entirely dependent on investor funds. At October 31, 1999, the Company had cash balances totaling $158,030, primarily as a result of its private placement of common stock in April 1999 and other private investments made through October 31, 1999. Between July 1, 1999 and October 31, 1999 $1,749,942 was raised through the sale of common stock, net of cost approximating $10,000. In addition, in November 1999, an additional $550,000 has been raised as the result of common stock and convertible notes issued to six individuals in private transactions. Management expects those funds to last through February 2000. The Company has prepared a private placement memorandum offering up to 2 million shares of common stock at $2.50 per share in order to raise up to $5 million. The private placement memorandum was issued on December 1, 1999. The Company is having conversations with several funding sources and several firm commitments have been made. There can be no assurances that the offering will be fully funded, but current indications are that the full $5 million will be raised. The Company is also considering increasing the size of the offering to $6,000,000 or more.

The Consolidated Statements of Cash Flows for the nine months ended October 31, 1999, and nine months ended October 31, 1998, show that net losses were ($2,947,600) and ($1,258,821), respectively, with the issuance of stock for cash ($1,749,942, net of costs approximating $10,000) and notes for cash ($29,700) in the nine months ended October 31, 1999, partially offsetting the cash requirement. A non-cash accounting entry of $324,093 offsetting a similar entry for compensation expense, required by Statement of Financial Accounting Standards #123, Accounting for Stock-Based Compensation, as issued by the Financial Accounting Standards Board, is shown as an increase in
Paid-in-Capital. This did not offset any cash requirement directly or indirectly, and there was no such cash or other consideration paid as compensation in the period. These entries in compliance with Statement of Financial Accounting Standards #123 had no impact on cash flows for any period.

RESEARCH AND DEVELOPMENT FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
During the fiscal year ended January 31, 2000, it is expected that approximately $3,000,000 will be spent on product development. The Company does not expect to expend any resources in basic research. Additional work is being done to enhance the present system. Enhancements will make the system more flexible, and allow additional options for the user to modify portions of the system to better meet the unique needs of each particular user's business. Other enhancements will add new capabilities to the system in the future. No assurance can be given that the Company will have the resources necessary to conduct this product development.

IMPACT OF Y2K

GENERAL DESCRIPTION OF THE Y2K ISSUE

The Y2K issue is the result of computer hardware and software language which utilizes two digits rather than four digits to define the applicable year. As a result, some of the Company's software and hardware may have software or embedded chips which fail to distinguish between 1900 and 2000 or do not recognize the year at all. This could disrupt the Company's operations, including a temporary inability to process transactions or engage in normal business activities. Failure of customer and supplier computer systems could impact revenues and deliveries of key supplies or services. The Company cannot predict with certainty the nature or likelihood of such impacts.

STATE OF READINESS

Management believes that all of the Company's internally used computers are Y2K compliant and does not anticipate that it will experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. Virtual Source Network and Virtual Source Publisher were developed to be Y2K compliant, and do not represent a risk for users. The
Company's servers are housed in a facility especially designed for mission-critical computers, and the managers of that facility have assured the Company that all systems and services under the control of the facility managers are Y2K compliant. Each of the Company's business partners, including Analytics, PricewaterhouseCoopers, and IBM, are Y2K compliant. The Company and its business partners use Microsoft software that is Y2K compliant. The Company cannot be sure that all outside organizations, beyond its control, which may impact the Company's operations, will be Y2K compliant by December 31, 1999. If outside organizations beyond the control of the Company are not compliant on time, or if the Company or its business partners or clients experience unanticipated Y2K problems of their own, the Y2K issue could have a material impact on the operations of the Company. The material impact could include delay of the receipt of revenue by the Company and increase the need for additional financing. There can be no assurance that the Company's efforts will be adequate to address unanticipated Y2K problems. Failure to adequately address Y2K problems may have materially adverse consequences for the Company.

WORST CASE SCENARIO

The worst case scenario for the Company would be the shutting down of the Internet. Neither Virtual Source Network nor Virtual Source Publisher could operate and communications for the Company would be severely disrupted. Under these circumstances, the Company would have no financially feasible alternative to resume its operations but to wait for the Internet to function again.


PART II - OTHER INFORMATION

Item  2.  RECENT  SALES  OF  UNREGISTERED  SECURITIES

During the period July 1, 1999 through November 30, 1999, the Company sold 837,884 shares of restricted common stock, and received $1,310,201. No underwriters were used and no commissions were paid. The sales were private placements and, in the opinion of counsel, exempt from registration under
Section 4(2) of the Securities Exchange Act of 1934. The transactions did not involve a public offering. There were twelve offerees and ten purchasers, each of whom were accredited investors, familiar with the Company and four of whom are existing shareholders. The investors represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions were placed on each stock certificate when issued. Each individual had ample access to the kind of information from the Company that a registration statement would include.

Item  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 1999, pursuant to a majority written consent of the shareholders of the Company, the shareholders approved an amendment to the Articles of Incorporation of the Company in order to change the Company's name to Vsource, Inc. from Interactive Buyers Network International, Ltd. 7,169,459 shares (55.9% of those eligible to vote) voted in favor of the amendment. The change was approved prior to the effective date of the Company's registration statement on Form 10-SB on November 22, 1999. No proxies were required, nor solicited, in connection with the vote. No votes were withheld nor cast against the proposal.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSOURCE, INC.

Date:  January 5, 2000


By:  /s/  Robert  C.  McShirley
-----------------------------------------------
Robert  C.  McShirley
President and Chief Executive Officer



By:  /s/  Samuel E. Bradt
-----------------------------------------------
Samuel E. Bradt
Chief Financial Officer

INDEX  TO  EXHIBITS

          The Exhibits listed below are filed as part of this Report on Form 10-QSB.

Exhibit
  No.           Document
-------  ---------------------------------------------
2.1*     Articles  of  Incorporation
2.2*     Bylaws
2.3      Certificate of Amendment to the Articles of Incorporation
3.1*     Specimen  Stock  Certificate
3.2*     Specimen Convertible Demand Note Series 3
3.3*     Specimen Convertible Demand Note Series 2
3.4*     Specimen Convertible Demand Note
10.1*    Stock  Purchase  and  Exchange  Agreement
10.2*    Option  to  Purchase  Common  Stock
27.1     Financial Data Schedule (for SEC use only).

*  Previously  filed.