Form 10KSB
period 2000-01-31
VSOURCE INC
filed 2000-05-11
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2000.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      ____________
                        Commission file number: 000-30326

                                  VSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)

     NEVADA                                         95-3538903
     (State or other jurisdiction                   (I.R.S.  Employer
     of incorporation or organization)              Identification  No.)

    5740 RALSTON STREET, SUITE  110                 93003
     VENTURA, CALIFORNIA                          (Zip  Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code:  (805) 677-6720

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                        NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                      COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X  No
                          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ X ]

State issuer's revenues for the fiscal year ended January 31, 2000        $3,500

Aggregate market value of the Registrant's Common Stock (based on the price at which such equity was sold on April 17, 2000) held by non-affiliates of the
Registrant.  --                                                    $244,611,680.

Number of shares of common stock outstanding as of April 17, 2000 15,905,977 Number of shares of Series 1-A Convertible Preferred Stock outstanding as of
April  17,  2000                                                       2,802,000

                    Documents  Incorporated  By  Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the issuer's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates. The Independent Auditors' Report on the financial statements dated May 15, 1999 except for Note 10 to the financial statements which is as of September 3, 1999, is incorporated herein by reference from the issuer's Registration statement of Form 10SB previously filed with Securities and Exchange Commission (SEC File. No. 000-26563).

                                 TABLE  OF  CONTENTS
                                 -------------------
                                                                            Page
                                                                            ----
                                     PART  I

Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . . . 20
Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . 20
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . 20

                                     PART II
Item 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS . . . . . .20
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . 24
Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . 28
            REPORT OF INDEPENDENT AUDITORS . . . . . . . . . . . . . . . . . .28
            CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . . . . . . . . .29
            CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . 30
            CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . 31
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY . . . . . . . . . 32
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . .33
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . . .40

                                     PART III
Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . 40
Item 10.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . 40
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . 40
Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . 40
Item 13.   EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES . 40
             EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41
             REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . .41
             SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

                                     PART I

Item 1.  DESCRIPTION  OF  BUSINESS

     This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in this Item 1 as well as under "Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES." PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY STATEMENTS INVOLVING THE COMPANY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE COMPANY'S NEED FOR AND THE
AVAILABILITY OF CAPITAL RESOURCES, THE EVOLVING NATURE OF ITS BUSINESS MODEL, THE INTENSELY COMPETITIVE MARKET FOR BUSINES-TO-BUSINESS ELECTRONIC PROCUREMENT, AND THE RISKS ASSOCIATED WITH SYSTEMS DEVELOPMENT, MANAGEMENT OF GROWTH AND BUSINESS EXPANSION. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission ("SEC").

OVERVIEW

     Vsource, Inc. (the "Company") is positioning itself to be a leading provider of business-to-business electronic procurement services (eProcurement). The Company's Virtual Source Network (VSN) allows buyers and suppliers to conduct business transactions on the Internet in an efficient and cost-effective manner. The Company creates and markets its eProcurement services via a "pure" Internet-based Application Service Provider (ASP) model which enables the Company's clients to access computer software and data that reside on a remote server rather than the user's own computer or local area network server. The clients may access the Company's software on a rental basis through an Internet browser and, therefore, are not required to invest in the ownership of a perpetual right to use the software, nor do the clients have to procure any hardware to operate the software application. Using the ASP model, the Company charges an initial set-up fee to use the software and then charges on a time or transaction basis for usage of the software depending on the requirements of the individual client.

     The Company's objective is to create the leading pure Internet-based ASP electronic commerce network platform for the business-to-business customer and supplier. The Company intends to create the leading virtual marketplace for business-to-business goods and services, and feels that the ASP technology provides customers an advantage not presently offered by competitive eProcurement providers.

INDUSTRY  BACKGROUND

     GROWTH  OF  THE  INTERNET  AND  E-COMMERCE

     The Internet has emerged as the fastest growing communication medium in history. eMarketer, a leading Internet consulting firm, has estimated that the number of Internet users in the United States will reach 66 million in 2000, with projected growth to more than 100 million users by 2002. The Internet is dramatically changing how businesses and individuals communicate, share information and conduct business, such as business-to-consumer and person-to-person electronic commerce. Recently, the widespread adoption of intranets and the acceptance of the Internet as a business communications medium have created a foundation for business-to-business electronic commerce that will enable organizations to streamline complex processes, lower costs and improve productivity.

     INEFFICIENCIES  IN  TRADITIONAL  BUSINESS  PROCUREMENT

     Historically, most organizations have purchased goods and services through paper-based or semi-automated processes. These processes are costly, time consuming, complex and often include the re-keying of information, lengthy approval cycles and significant attention of financial and administrative personnel. Furthermore, corporate purchasing has historically been highly fragmented and decentralized, thus making it difficult for businesses to manage employee purchases, control spending and prevent duplicative or unauthorized ordering. The cost of each corporate purchasing transaction generally ranges from $75 to $175, often exceeding the cost of the items being purchased. Facing increasing competitive pressures to lower costs and improve productivity, businesses are seeking to replace these traditional paper-based transactions with centralized eProcurement solutions that provide cost-effective and efficient networks for the purchase of goods and services. Beyond the time and expense associated with manual processing costs, organizations suffer even greater costs when they cannot fully exploit procurement economies of scale. Most businesses lack the systems that enable them to monitor purchases and compile data necessary to negotiate better volume discounts with preferred suppliers. When preferred suppliers are not used, the cost of items purchased tends to be higher. With the increasingly widespread use of the Internet, businesses are now in a position to further automate purchasing activities. The availability of this technology creates a significant market opportunity for Internet-based business-to-business electronic commerce solutions. With this foundation, management believes that Internet-based, business- to-business electronic commerce is poised for rapid and substantial growth and represents a significantly larger opportunity than business-to-consumer or person-to-person electronic commerce. Numerous well-regarded market research organizations, such as the GartnerGroup and Yankee Group, have projected that business-to-business e-commerce will grow substantially during the next few years. The GartnerGroup, for example, has projected that business-to-business e-commerce will grow from $145 billion worldwide in 1999 to $7.4 trillion worldwide in 2004.

TRADITIONAL  ELECTRONIC  PROCUREMENT  SOLUTIONS

     Currently a number of companies provide traditional eProcurement solutions that attempt to reduce the inefficiencies of corporate purchasing through the implementation of information technology. However, while these solutions do facilitate eProcurement transactions, the Company believes that each of these solutions has limitations that will prevent widespread adoption of the platforms by business consumers and suppliers.

     - Businesses have historically looked to electronic data interchange ("EDI") systems to address procurement cycle inefficiencies. EDI has gained wide acceptance in automating the sale and procurement of goods, principally in environments characterized by high dollar-volume transactions with a limited number of suppliers. EDI systems involve a uniform set of formats for commercial documents used in procurement that are exchanged across private networks without human intervention. Because the EDI model relies on the uniformity of documentation, and therefore transactions, it is not well suited to address the requirements of a dynamic procurement environment involving a large community of buyers and sellers of a wide variety of goods and services. Furthermore, the EDI model does not provide real-time interaction between the buyer and seller, thus leaving the buyer with supplier information that may not be up to date. Lastly, the EDI model involves a high-cost of installation and maintenance in addition to significant transaction fees making it an unsuitable solution for most businesses.

     - Many vendors have developed purchasing software systems to coordinate the purchasing of goods and services across large enterprises. However, theses systems tend to be cost-prohibitive due to up-front licensing fees that can exceed $1 million and maintenance fees. Furthermore, these systems tend to be very complex, thus requiring a lengthy and expensive implementation process.

     Neither of these current solutions provides the full spectrum of online functions, such as placing simultaneous bid requests with multiple suppliers, that is needed to create an open electronic marketplace for the procurement of goods and services. Furthermore, both solutions are too costly for all but the largest businesses. The Internet, on the other hand, provides the cost-effective medium through which an open and interoperable trading community can be established and grown. With the widespread adoption of the Internet as a business communication platform, a significant market opportunity exists for an Internet-based business-to-business electronic commerce solution.

THE  VSOURCE  SOLUTION

     The VSN Network ("VSN") is the Company's flagship product. It is an Internet-based application that requires no software on the client side beyond an Internet browser. VSN allows organizations to establish central control -- and either centralized or decentralized implementation - of procurement for indirect and direct goods and services. These include maintenance, repair and operations (MRO), capital equipment, services, travel and entertainment and all of the finished goods and raw materials required by any business. VSN accommodates 100% of the procurement process within the supply chain. Because customers do not have to install software on their servers and client computers, the average cost to test the effectiveness of VSN is less than $25,000. If the Company then elects to deploy VSN, they can select from five levels ranging in both cost and complexity.

     With VSN, the inefficiencies associated with paper-based procurement processes are significantly reduced. Information only needs to be entered once, and a continuous audit trail follows all transactions. This means that clerical activities, such as re-keying information, are substantially reduced or eliminated. Further, since VSN automatically tracks data, such as volume of purchases from each supplier, much less time is required from financial and administrative personnel to monitor results. Approval cycle times are reduced, since the application provides user-specific access controls, such as budget limits, item purchase authorization limits, and restricted supplier availability. This enables organizations to reduce or eliminate the complex approval processes that slow the purchase cycle, and it greatly reduces the likelihood of unauthorized ordering from non-approved suppliers.

     When VSN is employed throughout an organization, the purchasing process becomes much more uniform and streamlined than with paper-based or semi-automated processes. Each user can place orders directly, based on individual authorization limits. While procurement can be implemented in a decentralized manner, it can be controlled centrally, along with the flow of information. Organizations are able to better utilize historical and current purchasing information to negotiate more cost effective agreements with preferred suppliers and achieve much greater economies of scale. Finally, organizations can focus resources on developing improved supply strategies rather than conducting transactional procurement.

BENEFITS  OF  THE  VSOURCE  SOLUTION

     - Greater Access for Businesses of All Sizes. VSN provides all of its members access to new customer and supplier relationships through its eProcurement network. The system provides an extremely easy and efficient way for members to communicate with a broad array of companies at a low cost and with little risk. Furthermore, because VSN only requires an Internet browser as an interface, it is an innovative platform for offering eProcurement solutions to small-to-medium sized businesses that might not otherwise be able to afford such a system.

     - Speed to Implement. Typical procurement implementation cycles can range from 6 to 18 months and require significant human resources. Conversely, depending on the number of users being entered into the system, a procurement client can implement VSN in just 1 week. More complex organizations could take up to 2 to 3 months, not including systems integration between legacy systems and VSN. However, VSN is fully functional in parallel with the integration effort, so there is no waiting time or opportunity cost to using VSN.

     - Cost Flexibility. The VSN pricing structure is highly flexible and accommodates how companies want to manage their business. The low cost makes it a truly "disposable" solution for companies who prefer not to make large capital expenditures in technology that is rapidly changing. Components of VSN can be selected according to a company's current needs, yet offer a way for companies to stay with VSN by adding capability as their needs grow. Likewise, companies that have already invested in other procurement processes can leverage the Request For Quote (RFQ) and product development capabilities of VSN by utilizing it as a front-end system.

     - True Scalability. VSN can accommodate an unlimited number of users and can access an unlimited number of suppliers.

     - Improved Management and Control. Every user in VSN can have a unique profile along with associated permissions and workflow assigned by a manager. Therefore, users can only purchase items that are previously approved for their profile and fall within a specified dollar value threshold.

     - Ease of Use and Configuration. VSN is easily configured by the client and has pre-determined default configurations that companies can opt to use. The entire configuration process is menu and "checkbox" driven. All forms, defaults and user access/workflow can be edited online.

     - Access to All Products/Services. VSN enables direct and indirect purchasing of products and services. VSN accommodates fixed catalog content similar to competitors, as well as additional catalog content provided by RFQ responses previously requested by the company.

     - World Class Systems Integration. The Company uses IBM and PricewaterhouseCoopers as the preferred providers of procurement consulting and systems integration services for its clients for most Enterprise Resource Planning (ERP) and legacy systems integration.

     - Training and After Sales Support. The Company has contracted with IBM Global Services to provide full training services for up front system planning, user training, ongoing training design and help desk services.

     - Platform Independence. VSN is not software-based, thus systems integration only consists of mapping the VSN database to share information with the client's systems. VSN is compatible with Windows, Unix and Apple operating systems.

     - Project Management. VSN can embed project codes into a user profile so that all costs associated with a project can be tracked.

     - Formation of Consortiums/Trading Communities. VSN easily and economically enables companies to form consortiums among their chosen trading communities or across multiple industries. Companies can host consortiums for their suppliers and customers or can align with other companies who buy similar items. VSN offers the security, affordability and configuration flexibility of the Company's solution that make it a viable solution for any company seeking to capitalize on the opportunities presented by consortium purchases.

THE  VSOURCE  GROWTH  STRATEGY

     The Company's objective is to create the leading pure Internet-based ASP electronic commerce network platform for the business-to-business customer and supplier. Key strategies to achieve this objective include:

     - Market and sell VSN through direct sales to private and public organizations in a variety of industries on a global basis. VSN is being marketed to this group as a cost-effective new process to replace traditional software-based procurement systems. Large and medium sized organizations are seeking alternatives to expensive software systems, and they are looking for ways to significantly reduce total procurement costs.

     - Develop joint marketing programs with alliance partners, consisting of companies that offer complementary technology, products or services to VSN. Alliance relationships are also formed with companies that plan to market VSN directly to their own customer bases as part of comprehensive electronic business application packages.

     - Develop relationships with marketplace hosts, who will use VSN as the engine for a variety of electronic marketplaces. VSN would act as the eProcurement engine for industry-specific electronic procurement marketplaces, or VSN may be the eProcurement portion of a broader electronic business marketplace.

PRODUCTS  AND  SERVICES

     VIRTUAL  SOURCE  NETWORK(VSN)

     Currently all financial, technical and marketing resources of the Company are dedicated to VSN. The Company plans to sell VSN through a direct sales force, through independent resellers, and through strategic partnerships in which VSN will be offered to the partner's base of customers. VSN is designed to be sold initially through a pilot program for on-going transaction fees and an initial set-up fee of $25,000. During the pilot program, the client is expected to test the functionality of VSN and determine how much customization of the system, if any, is required for a full implementation. The costs to the client of a full implementation may be significant, particularly if the client requires sophisticated integration with internal ERP or accounting systems. Most of the costs will result from the use of outside systems consultants (non-Company employees) to perform the integration. Management expects that these costs will vary significantly from client to client.

     While VSN is accessed by the Internet, all customer-specific data, such as special catalogs and purchasing-related data, is kept confidential by means of encryption and other data security features. Clients only know of other VSN clients if they have reason to do business with each other. Clients use VSN to purchase items by generating electronic purchase orders directly after shopping in online catalogs. Clients may also initiate RFQs, Requests for Proposals
(RFPs) or Requests for Information (RFIs) which are electronically distributed to vendors via the Internet. Vendors respond, via the Internet, with appropriate information, proposals or price quotations for the items requested. At that point, the client may select one of the vendor quotations and send an electronic purchase order, or the buyer may communicate electronically with the vendor regarding counter-proposals or to request additional information.

     All buying processes are completed by issuing electronic purchase orders, receiving electronic invoices from the suppliers, verifying that the invoiced goods or services have been received, and issuing payment authorizations. Clients also can have VSN data exported to requisite internal ERP or accounting systems, although this will require the use of customized interfaces or third-party interconnection products.

     During 1997 and early 1998, the Company offered an earlier version of VSN, which was a software application installed on client computers. The company has discontinued the sale and use of this product. Vsource's Internet version of VSN has just recently been made available for use by clients. The Company is presently hiring a direct sales force and creating relationships with independent resellers and strategic partners.

VIRTUAL  SOURCE  PUBLISHER

     In addition to VSN, the Company also owns Virtual Source Publisher (VSP), a do-it-yourself web site builder that allows users to establish their own Internet web site. At this time, VSP is a secondary priority of the Company. Financial, technical and marketing resources will be dedicated to VSP only after the needs of VSN are addressed. There can be no assurances, furthermore, that the Company will decide to implement VSP at some later point because of changing market requirements. As a result, the Company does not anticipate deriving any revenues from VSP during its current fiscal year.

TECHNOLOGY

     Companies handle their procurement processes on VSN using the Internet-based browser available on their personal computers. The VSN application itself is hosted by the Company on servers that reside on the Internet. The VSN system has a three-tier database-driven architecture that has been built for reliability and scalability. As more companies use the system, the Quality of Service associated with using VSN can be maintained at a constant level by adding additional processing resources required by each tier of the architecture. By adding more servers at multiple processing locations, the overall system has a virtually unlimited ability to scale.

     An important technological capability is improved control and enhancement of the application. Because the application resides on company-controlled computers, bug fixes and new features can be added on a continual basis as they become available, rather than released on a periodic basis as is done with virtually all software that resides on customer-controlled computers, requiring no maintenance effort on the part of the customers to upgrade the system.

     Because the application is accessed via the Internet, all client data is stored centrally at the Company's host site. Such data can be downloaded to the customer's internal processing systems as required, although this typically requires a customized integration with the client's existing internal software systems.

     All  data  is transmitted securely on the Internet via Secure Socket Layers
(SSL).  Data  transfers  are  performed  using  industry  standard  formats.

     Localization of the product is performed with language translation of all prompts and content. A software tool has been developed allowing direct modification of prompts and content in the system by third-party linguists.

STRATEGIC  RELATIONSHIPS

     In April 2000, the Company signed a letter of intent with NeTune Corporation of Los Angeles, California, in which the Company will provide its electronic purchasing service to companies in the film and television production industries that use NeTune's satellite based communications services. NeTune allows film and television companies to perform a series of electronic services directly from remote production locations by using two-way satellite communications.

     In March 2000, the Company formed a strategic marketing and technical alliance with Internet Commerce Corp. (ICC) of New York City, New York, where ICC will connect its Internet electronic data interchange (EDI) network with VSN. The interconnection will allow VSN customers to exchange purchase-related documents with companies that accept such documents in the EDI standard. ICC estimates that more than 400,000 companies worldwide have the ability to accept purchasing-related documents via the EDI standards.

     In February 2000, the Company entered into a strategic relationship with U.S. West, Inc. of Denver, Colorado, in which the two firms agreed to make VSN available to U.S. West's business customers. U.S. West also agreed to take a minority equity stake in Vsource. VSN is the first component of a comprehensive collection of services that U.S. West said it intends to launch in 2000. U.S. West provides telecommunications and related services, wireless services, high-speed data and Internet services and directory services principally to customers in the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

     In February 2000, the Company entered a strategic alliance with Vitria Technology Inc. of Sunnyvale, California, in which Vitria's eBusiness platform, BusinessWare, can be used by Vsource customers to speed the development of links between VSN and existing internal processing systems. Vitria is a provider of eBusiness infrastructure software that enables incompatible information technology systems to exchange information over corporate networks and the Internet.

     In January 2000, the Company entered a strategic alliance with ZoomON, Inc. of San Jose, California, in which ZoomON's vector graphics visualization and design software will be used to develop sophisticated product catalogs based on product drawings. Customers can use the ZoomON-based catalogs over the Internet to click on a product drawing and then select specific parts to be ordered.

     In November 1999, the Company entered into a strategic alliance with Corporate Express, Inc. of Bloomfield, Colorado, in which Corporate Express's extensive catalog of office and computer products and services will be made available as part of VSN. Corporate Express, a wholly-owned subsidiary of Buhrmann NV, has operations in more than 300 locations worldwide, including 89 distribution centers.

     The Company is a paying client of IBM, which has developed the training program for VSN users. Clients of the Company may retain the services of IBM in order to train their staffs to use the VSN system. In addition, IBM and the Company have each agreed informally to make their respective clients aware of the other firm's services, where it seems appropriate for the client in question. Further, both firms will work together as a team for a particular client. IBM services include consulting to help clients improve their procurement practices, and consulting to assist a client with integration of VSN into existing computer systems used by the client. Neither IBM nor the Company pay each other for services rendered. The clients being served make payments. Finally, IBM provides the Company and its VSN customers with translation services through its Polar Bear business unit. Both the Company and the clients served pay for these services.

     The Company has an informal relationship with PricewaterhouseCoopers, pursuant to which each firm has agreed to make its clients and potential clients aware of the other firm's services, in those instances where it seems appropriate for the client. In certain situations, both firms will work together as a team for a particular client. PricewaterhouseCoopers services include consulting to help clients improve their procurement practices, and consulting to assist a client with integration of VSN into existing computer systems used by the client. Neither PricewaterhouseCoopers nor the Company pay each other for services rendered. The clients being served make payments.

SALES  AND  MARKETING

     The Company sells its services through two primary channels. First, a direct sales force, consisting of five sales professionals as of December 31, 1999, is organized geographically into four regions. These Sales Professionals focus on selling VSN to large enterprise class organizations, typically companies with annual sales of at least $1 billion per year. Sales professionals receive a base salary and earn commissions based on achieving quarterly and annual sales goals. The Company has also developed an indirect channel through various alliance relationships to leverage and accelerate market adoption of VSN. Alliance companies provide leverage through joint marketing programs with Vsource and through direct sales to their customer base, using their own company sales force.

     The alliance program identifies and proactively approaches leading companies whose products/services are complementary to its own. Current alliance partners include PricewaterhouseCoopers and IBM. Additional consulting firms and systems integrators will be selectively added as alliance members as appropriate. Alliance members share in transaction fees if they are involved in the sale of VSN to a client as well as in the ongoing management of the client relationship. Additionally, alliance member services, such as systems integration or training, are charged directly to the clients as required.

     The VSN associate program is designed to identify individuals or companies who are interested and capable of helping sell VSN services to potential clients globally. These individuals will also share in the transaction fees for any clients where they have played a role in completing a sale.

CUSTOMER  SERVICE,  TRAINING  AND  SUPPORT

     The Company uses IBM and PricewaterhouseCoopers as its preferred providers of procurement consulting and systems integration services for its clients for most ERP and legacy systems integration. The Company has also contracted IBM Global Services to provide full training services for up front system planning, user training, ongoing training design and help desk services. IBM's Polar Bear business unit provides custom translation of VSN's system commands and instructions, so that it can be used in other languages as requested by clients.

     All alliance and associate program members are required to attend, complete and become certified at a VSN boot camp before working with VSN at the client level. The boot camp is an intensive 2 to 3 day training session developed in association with IBM Global Services and includes training for sales and technical certifications.

RESEARCH  AND  DEVELOPMENT

     In fiscal year 2000, the company spent $3,458,933 on research and development. In fiscal year 1999, the Company spent $1,263,720. The increase is the result of the Company's decision to change VSN from a PC-based to an Internet-based application. The Company is presently performing research and development in four major functional areas: application functionality, security, external integration and global Quality of Service. In the area of application functionality, the Company is continuing to add new features and improve the operational reliability of the system. In the area of security, the Company is working on improved methods of secure data transmission, storage and fraud detection.

     In the area of external integration, the Company is continuing to explore improved ways of connecting the procurement processes performed by VSN with a client's back end computing systems, including the use of Electronic Data Interchange (EDI), custom integration with Enterprise Resource Planning (ERP) systems, and the potential use of the RosettaNet transaction standards that are under development. In the area of global Quality of Service, the Company is exploring advanced system architectures that will allow virtually unlimited processing capability. The Company is also exploring alternative technologies to land-based communications, such as satellite and cellular wireless communication technologies.

COMPETITION

     The market for VSN is very competitive and likely to become more so, and is subject to rapid technological change. Increased competition is likely to result in price reductions, to some extent caused by VSN pricing which management believes is below current industry averages (see "FACTORS THAT MAY AFFECT FUTURE PERFORMANCE - COMPETITIVE "BUSINESS-TO-BUSINESS" INTERNET COMMERCE MARKET; EFFECT ON MARKET SHARE AND BUSINESS)." Although management believes that VSN compares favorably with respect to competitive offerings (several having greater financial capability than VSN), and favorably with respect to overall cost, VSN does not yet have a large referral base, nor large numbers of buyers or vendors using the network, and its performance has yet to be proven with regard to the new Internet version of VSN. As a result, it is yet to be seen whether VSN can compete successfully.

GOVERNMENT  APPROVALS

     While there are no governmental approvals required specifically related to the licensing or use of VSN or Virtual Source Publisher, and no direct governmental regulation, that could change. In those circumstances, competitors with larger administrative staffs and more financial resources will be in a better position to comply with this regulation and obtain any necessary approvals. However, management is not aware of any pending or anticipated government regulations that will negatively impact the Company in a material way.

DEPENDENCE  UPON  SUPPLIERS

     The Company is not dependent on suppliers of raw materials, although it is dependent on the Internet, including the ability to communicate with its remote servers. The Company's clients are also dependent on the Internet for this communication, without which clients would be unable to use any of the Internet-based services provided by the Company. Should the Company and its clients not be able to access the Internet for an extended period of time, it could have an adverse material effect on the Company's operations.

TRADEMARKS

     Vsource has been awarded the trademark VIRTUAL SOURCE. It also has applications pending for the trademark VSOURCE and the service mark DELIVERING ON THE PROMISE OF THE INTERNET.

     Vsource does not have patents or patent applications pending. Vsource technology is protected by the security of the Company-maintained Web site in which Vsource software code resides, by confidentiality agreements it has with its development personnel, and by the separation of development responsibilities and access authorities.

EMPLOYEES

     As of April 15, 2000, the Company employed 42 full-time employees and 3 part-time employees, consisting of 8 executives, 6 general and administrative, 5 marketing and sales, and 26 research, development, operations and customer relationship management personnel. The Company believes that its future success will depend in part on its ability to attract, hire and maintain qualified personnel. There can be no assurance that the Company will be able to do so. Competition for such personnel in the online industry is intense. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes its relationship with its employees to be good.

     The following table sets forth the names, ages, and positions of the directors and officers of the Company as of April 10, 2000.

NAME                  AGE   POSITION
Robert C. McShirley    45   President, Chief Executive Officer and Chairman of
                            the Board
Scott T. Behan         38   Director,  Member  of  the  Audit  Committee
Samuel E. Bradt        61   Director,  Member  of  the  Audit  Committee
Ramin Kamfar           36   Director,  Member  of  the  Audit  Committee
Robert N. Schwartz     60   Director
P. Scott Turner        33   Chief  Operating  Officer
Sandford T. Waddell    59   Chief Financial Officer, Treasurer, and Secretary
Jeri D. Sessler        46   Executive  Vice  President,  Client  Operations
Dennis W. McQuilliams  58   Vice  President,  Chief  Technology  Officer
Richard S. McShirley   43   Vice  President,  Business  Development
Daniel J. Jinguji      46   Vice  President,  Product  Development
Ronald J. Sanderson    53   Vice  President,  Marketing

     ROBERT C. MCSHIRLEY. Mr. McShirley has served as President and Chief Executive Officer of the Company since May 1997, as a director since January 1998, and as Chairman since June 1999. From 1995 to May 1997, he was an independent consultant specializing in the field of manufacturing, with his most recent assignment being with AML Communications, Inc., a manufacturer of wireless amplifiers. Prior to that, he was the founder of Virtual Source, Inc. (formerly Buyer/Seller Interactive Software, Inc., which was acquired by the Company in 1995). Robert C. McShirley and Richard S. McShirley are brothers.

     SCOTT  T. BEHAN.  Mr. Behan has served on the Company's board since January
1998. For the past five years, Mr. Behan has been employed as the Executive Vice President of AML Communications, Inc., a manufacturer of wireless amplifiers. He has been a director of AML since February 1999. Mr. Behan has a B.S. in Electrical Engineering from Worcester Polytechnic Institute.

     SAMUEL E. BRADT. Mr. Bradt has served on the Company's board since 1996. From December 1996, through March 6, 2000, he served as Chief Financial Officer and Secretary of the Company. He is currently a director of six private companies and one other public company, Lunar Corporation of Madison, Wisconsin. Mr. Bradt has a B.S. from Stanford University, and an M.B.A. from the University of Chicago Graduate School of Business.

     RAMIN KAMFAR. Mr. Kamfar has served on the Company's board since April 2000. Mr. Kamfar is a Managing Partner at New World Venture Partners, Inc., an investment banking boutique focusing on technology and new economy companies. Since 1993, Mr. Kamfar has also served in various capacities at New World Coffee
- Manhattan Bagel, Inc., a company he founded. Most recently he has served as Chairman and Chief Executive Officer. From 1988 to 1993 Mr. Kamfar worked in the investment banking department of Lehman Brothers, Inc., most recently as a Vice President in private placements. Mr. Kamfar has a B.S. in Finance from the University of Maryland and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania.

     ROBERT N. SCHWARTZ. Mr. Schwartz has served on the Company's board since January 1998. From 1981 to the present, Mr. Schwartz has been a Senior Research Scientist at HRL Laboratories LLC, Malibu, California. From 1979 to the present, Mr. Schwartz has been a visiting professor at U.C.L.A. He has a B.A. in Mathematics, Chemistry and Physics, and an M.S. in Chemical Physics from the University of Connecticut, and a PhD. in Chemical Physics from the University of Colorado.

     P. SCOTT TURNER. Mr. Turner has served as the Company's Chief Operating Officer since March 2000. Mr. Turner was a member of Company board from January 1998 to March 2000. From July 1997 to March 31, 2000, Mr. Turner was Vice President of Operations for Holbrook Design LLC, a company engaged in product realization. From January 1990 to June 1997, Mr. Turner served as the Vice president of Operations of SCICON Technologies Corp., a company engaged in rapid prototyping and product development automation. He is presently a director of SCICON Technologies Corp. Mr. Turner has a B.S. in Computer Science and Engineering from the Milwaukee School of Engineering.

     SANDFORD T. WADDELL. Mr. Waddell has served as the Company's Chief Financial Officer and Secretary since March 2000. From October 1999 to March 2000 , Mr. Waddell as the Chief Financial Officer for Snyder Diamond, Inc., a privately owned retail company. From March 1998 to October 1999, Mr. Waddell served as Chief Financial Officer for Rampage Clothing Company, a privately held clothing manufacturer which was in bankruptcy, and which he helped to restore to profitability and effected a successful reorganization. From October 1966 to March 1988, Mr. Waddell served initially as Chief Financial Officer and later also as Interim Chief Executive Officer at Reddi Brake Supply Corporation, a wholesale auto parts distributor, where he directed a reorganization of the company's operating subsidiary. From February 1992 to October 1996, Mr. Waddell served as Interim Chief Financial Officer or Financial Consultant for approximately twelve privately held companies. Mr. Waddell holds a B.S. in Engineering from Michigan Technological University and an M.B.A. from University of Minnesota.

     DENNIS W. MCQUILLIAMS. Mr. McQuilliams has served as the Company's Chief Technology Officer since June 1999. Since October 1997, Mr. McQuilliams was served as president of Wpg.Net, Inc. Wpg.Net was acquired by the Company in June 1998. Prior to October 1997, Mr. McQuilliams was self-employed as a consultant in software design and construction and project management. Mr. McQuilliams has a background in finance, and over fifteen years experience in design, development and implementation of business application software for mini and microcomputers. He has developed multi-user programs for municipal entities and the vision health industry, as well as accounting systems, payroll systems and other custom applications.

     JERI D. SESSLER. Ms. Sessler has been Executive Vice President, Client Operations with the Company since March 2000. From August 1999 to March 2000, Ms. Sessler served as the Chief Operating Officer of the Company. From 1996 to 1999, Ms. Sessler was principal consultant with PricewaterhouseCoopers in their Center of Excellence, Full Value Procurement Practice, Western Region, where her responsibilities included leading edge procurement practices and technologies, working with Fortune 1000 companies. Prior to 1996, she spent fifteen years with A.T. Kearney, Inc. where she was Director, Practice Development, Supply Chain Integration Practice. Ms. Sessler has a M.B.A. from the Lake Forest Graduate School of Management, and a B.A. from Northern Illinois University.

     RICHARD S. MCSHIRLEY. Richard McShirley has served the Company as Vice President of Business Development since 1995. Mr. McShirley has more than fifteen years experience developing and implementing marketing and sales programs. Prior to working for the Company, he worked with the creators of King World Productions, and the creators of the television series "Wild America". He led the development of a merchandising and licensing program related to that television series. He has a B.A. in International Relations from the University of Southern California. Robert C. McShirley and Richard S. McShirley are brothers.

     DANIEL J. JINGUJI. Since April 1999, Mr. Jinguji has served as the Company's Vice President of Product Development. From 1993 to March 1999, Mr. Jinguji was a Software Design Engineer at Microsoft. Mr. Jinguji spent fifteen years with Microsoft Corporation, where he co-authored "Learn Microsoft Visual J++ 6.0" to help explain the Microsoft version of the Java programming language. He attended the University of Washington in Seattle where he received his B.A. in Mathematics, B.S. in Biology and M.S. in Computer Science.

     RONALD J. SANDERSON. Since September 1999, Mr. Sanderson has served as the Company's Vice President of Marketing. From June 1998 to September 1999, Mr. Sanderson was principal consultant with Netsource Management, Inc., focusing on strategic sourcing, supply chain and marketing. From March 1986 to June 1998, Mr. Sanderson was a consultant with A.T. Kearney, Inc. He has a B.S. in Mechanical Engineering from Northwestern University and an M.B.A. from Northwestern University.

FACTORS  THAT  MAY  AFFECT  FUTURE  PERFORMANCE

     SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Some of the statements in this document constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although management believes that the expectations reflected in the forward-looking statements are reasonable, there is no guarantee that future results, levels of activity, performance or achievements will be attained. Moreover, neither management nor any other person assumes responsibility for the accuracy and completeness of these statements.

     The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

RISKS  RELATED  TO  THE  COMPANY'S  BUSINESS

     NEED FOR ADDITIONAL CAPITAL: The Company has recorded substantial operating losses and, as of January 31, 2000, has an accumulated deficit of $9.8 million. As discussed in Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND RESOURCES, if the Company is to sustain its current rate of development and operating expenditures, it must generate additional capital in the second quarter or third quarter of the fiscal year ending January 31, 2001, from client revenues, private equity sales, or both. The Company is currently implementing contracts with five clients. These clients, and others that are near the implementation stage, are expected to produce revenues in the second quarter of this year. In March 2000, the Company retained a full time Chief Financial Officer and engaged a major investment bank to help the Company raise additional equity. The investment bank is currently working on the private placement of equity capital sufficient to fund the Company's operations until such time as a public equity offering is practicable.

     ANTI-TAKEOVER PROVISIONS: Provisions in Nevada law and the Company's Articles of Incorporation and Bylaws could delay or prevent a third party from acquiring the Company, even if doing so would be beneficial to the stockholders. In addition, such provisions may affect the price that some investors may be willing to pay for the Company's stock. Such provisions include the issuance of preferred stock by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to the Company's common stock. The Company has 5,000,000 shares of preferred stock authorized. The Company has designated 2,900,000 shares of the preferred stock "Series 1-A Convertible Preferred Stock" of which 2,802,000 shares are issued and outstanding. There remains 2,100,000 shares of preferred stock which may be issued with rights, preferences and privileges to be designated by the board of directors. While such shares of preferred stock may not have rights or preferences senior to the Series 1-A Convertible Preferred Stock, they may be senior to the common stock of the Company.

     In addition, the Company is seeking stockholder approval to reincorporate in the State of Delaware. In connection with the reincorporation, the Company is seeking an increase in the number of shares of common stock authorized for issuance, which could be used to prevent or discourage a change of control.

     LIMITED OPERATING HISTORY: VSN, the Company's primary service offering, began operations in October 1996 when the earlier version of VSN, a software application for personal computers rather than an Internet application, was successfully installed and used at a private company in southern California. The Company has had a limited operating history since then, although it did successfully install the earlier VSN version (personal computer application) for several clients, and was paid the annual subscription rate then in effect. This limited history makes an evaluation of the Company's future prospects very difficult. The new Internet version of VSN is now available for evaluation and use by customers, but does not yet have any fully operational customers. As such, because of the limited operational history of VSN, there can be no assurances that the product will meet the needs of potential customers or that the product will operate correctly.

     RISKS OF EARLY STAGE COMPANY; NEW, RAPIDLY CHANGING MARKET; NEED TO ATTRACT LARGE CORPORATIONS: The market for Internet applications and services is at an early stage, and changing rapidly. Internet procurement is a relatively new market. Its rate of growth and change is unpredictable, as is the nature of this change. The Company will encounter the risks and difficulties often encountered by early-stage companies in new and rapidly evolving markets. The Company's initial success will depend upon attracting several large, technologically advanced corporations to use VSN, and their favorable results from this usage. Subsequent success will depend on the Company's ability to communicate these early successes to the marketplace, thus attracting significant numbers of other businesses and buying organizations. No assurance can be given that the Company will be successful in the marketplace, or if successful, that it will attract significant numbers of clients. There can be no assurance that an adequate demand for, and usage of, the Company's products will develop.

     COMPLEX IMPLEMENTATION AND INTEGRATION OF VIRTUAL SOURCE NETWORK MAY IMPEDE MARKET PENETRATION: The installation of VSN, including integration with a client's systems currently in use, can be a complex, time consuming and expensive process. While the Company is designing a simplified version for use by smaller organizations with limited enhancement capabilities and, as a result, a low cost associated with its implementation, the Company anticipates that its initial customers will be mid-sized or larger organizations that will require that VSN undergo substantial customization to meet their needs. These firms will also likely require that VSN be integrated with existing internal ERP and other operational systems. The Company's management estimates that the installation and integration process may take anywhere from one month to six weeks or longer in some cases, depending on the size of the client, the complexity of its operations, the configurations of its current computer systems, and other systems projects that compete for the time and attention of the Information
Technology departments of the clients. Management also expects that most integration projects in larger companies will involve various integrators as outside systems consultants to the client. The Company's ability to continually enhance the features of VSN, in response to client's widely differing needs, is yet to be proven. The Company's ability to develop a simplified version for smaller businesses that is inexpensive to implement is also unproven. As a result, VSN may not achieve significant market penetration in the near future, or ever.

     LARGE OPERATING LOSSES EXPECTED TO CONTINUE: The Company has accumulated net losses of $9.8 million through January 31, 2000. Since inception, the Company has not had material revenues, and has recognized no revenues at all from the Internet version of VSN. The Company expects to derive the majority of its revenues from VSN fees over the next five years. In addition, provided that revenues develop more or less as expected, the Company expects to spend a substantial portion of revenues during the next two or three years on marketing, sales, technology development, training and administration. There can be no assurance that the Company will be able to fund these expenses.

     FAILURE TO ACHIEVE LISTING ON MAJOR STOCK MARKET: In March 2000, the Company applied for listing on the Nasdaq National Market System. Management believes that it meets the stated requirements for listing on Nasdaq. Presently, the Company's stock is traded on the over-the-counter bulletin board system under the stock symbol, VSRC (see Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS). While the listing of the Company's stock does not have a direct effect on the Company's operations, it has an effect on the perception of the Company amongst potential investors and can have an effect on the ability of the Company to raise additional funds. It can also impact the dilution associated with any financing. There can be no assurances that the Company's application will be accepted by Nasdaq or that the Company will have its shares listed on a major exchange.

     Until the Company's securities are listed on a major exchange, the securities of the Company are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the securities of the Company and also may affect the ability of any shareholder to sell their securities in any market that might develop for the common stock.

     EFFECT  OF  INCREASED  OPERATING EXPENSES ON OPERATIONS AND PRICE OF COMMON
STOCK: The Company plans to increase operating expenses to expand its sales and marketing operations, establish new strategic relationships, fund additional systems development, and increase its business and technical staff. These planned expenses will increase operating losses during reporting periods before significant revenues develop. These increased losses could have a negative effect on the price of the Company's common stock.

     DEPENDENCE ON VIRTUAL SOURCE NETWORK ANTICIPATED REVENUES: The Company expects that when revenues do develop, substantially all of those revenues will come from VSN clients. Although VSN fees are believed by management of the Company to be below those currently charged for leading competitive systems and services, future reductions in competitive prices could negatively impact the demand for, or usage of, VSN. These changes may impede VSN's ability to achieve broad market acceptance, thus negatively impacting the Company's opportunity to eventually become profitable. There can be no assurance that broad and timely acceptance of VSN, which is critical to the Company's future success, will be achieved. Failure to achieve anticipated revenues would have adverse consequences for the Company.

     DEPENDENCE ON ONE PRODUCT: At the present time all of the Company's resources are being devoted to the development and marketing of VSN. The Company expects to depend on VSN for substantially all of the Company's revenues for the foreseeable future. Accordingly, if VSN is not accepted by customers or potential customers, or does not generate the demand or revenues necessary to the Company, the Company may face serious or irreparable harm.

     DEPENDENCE ON SALES AND MARKETING RELATIONSHIPS FOR GROWTH.: Our business model includes generating sales through our alliance and affiliate programs. Consequently, the Company will depend, in part, on sales and marketing strategic relationships for growth. The Company has established and plans to continue to establish sales and marketing strategic relationships with large organizations as part of our growth strategy. Such relationships may not contribute to increased use of the Company's services, help the Company add new clients, or increase the Company's revenue. The Company may not be able to enter into new relationships or renew existing relationships on favorable terms, if at all. In addition, the Company may not be able to recover costs and the expenses associated with the formation of these programs.

     THIRD PARTY IMPLEMENTATION/INTEGRATION OF VIRTUAL SOURCE NETWORK; NEGATIVE IMPACT UPON REVENUE GOALS IF THIRD PARTIES UNAVAILABLE OR DO NOT PERFORM: The Company expects to rely, to a large degree, on a number of third parties to propose and explain VSN to prospective clients, to sell pilot projects to the clients, and to integrate VSN with clients' existing systems, and to train users when VSN is rolled out for general usage. The Company itself is planning to work with clients and third-parties to implement the pilot projects. The Company's ability to support its strategic partners, in pursuit of large numbers of buyers and suppliers, is yet to be proven. If the Company is unable to establish and maintain effective, long-term relationships with these third parties, if these third parties are unable to meet the needs and expectations of VSN clients, or if the Company cannot properly implement pilot projects, the Company will likely have difficulty achieving its revenue goals.

     UNSUCCESSFUL  ACQUISITIONS  COULD  HARM OUR OPERATING RESULTS, BUSINESS AND
GROWTH.: The Company may acquire businesses, products and technologies that complement or augment the Company's existing businesses, services and technologies. The inability to integrate any newly acquired entities or technologies effectively could harm the Company's operating results, business and growth. Integrating any newly acquired businesses or technologies may be expensive and time consuming. To finance any acquisitions, the Company may need to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms that are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders. The Company may not be able to operate any acquired businesses profitably or otherwise implement the Company's business strategy successfully.

     LONG SALES CYCLE FOR LARGE CORPORATE ACCOUNTS COULD CAUSE DELAYS IN REVENUE
GROWTH: The Company's sales cycles for large corporate accounts may take many months to complete and may vary from contract to contract. Further, the Company expects that a large number of then Company's clients may be introduced to VSN through such large accounts. Lengthy sales cycles for large corporate accounts could cause delays in revenue growth, and result in significant fluctuations in the Company's quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including the internal decision-making process of the potential customer and the level of competition that the Company encounters in its selling activities. Additionally, since the market for business-to-business e-commerce is relatively new, the Company believes that it will have to educate many potential customers about the use and benefits of the Company's products and services, which can in turn prolong the sales process. The Company has provided access to VSN on a trial basis for customer evaluation, which can again may prolong the sales process. Sales made through third parties, such as the Company's alliance partners, can further extend sales cycles

     QUARTERLY RESULTS MAY BE SUBJECT TO SIGNIFICANT FLUCTUATIONS; EXPECTATIONS OF INVESTORS AND ANALYSTS MAY NOT BE MET: The Company expects that its quarterly operating results will fluctuate significantly due to many factors, many of which are outside the control of the Company. Such factors include:

     . demand  for  and  market  acceptance  of  VSN
     . inconsistent  growth,  if  any,  of  the  Company's  client  base
     . loss  of  key  customers  or  strategic  partners
     . timing  of  the  recognition  of  revenue  for  large  contracts
     . variations in the dollar volume of transactions effected through VSN . intense and increased competition
     . introductions  of  new  services  or  enhancements, or changes in pricing policies, by  us  and  our  competitors
     . the  Company's  ability  to  control  costs
     . reliable  continuity  of  VSN  availability.

      The Company believes that quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. Due to these and other factors, it is likely that the Company's operating results will be below market analysts' expectations in some future quarters, which would cause the market price of the Company's stock to decline.

     COMPETITIVE "BUSINESS-TO-BUSINESS" INTERNET COMMERCE MARKET; EFFECT ON MARKET SHARE AND BUSINESS: The market for VSN is very competitive, evolving and subject to rapid technological change. Intensity of competition is likely to increase in the future. Increased competition from new competitors is likely to result in loss of market share, which could negatively impact the Company's business. Competitors vary in size, and in the scope and breadth of the products and services offered. VSN will encounter competition from Ariba, Clarus, Commerce One, Concur Technologies, Extricity, GE Information Services, i2 Technologies, Intelisys, Netscape Communications, PurchasePro, and TRADE'ex Electronic Commerce Systems. VSN may also encounter competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP who are not presently considered to be direct competitors, but who have announced intentions to enter into the market. In addition, because there are relatively low barriers to entry in this market, additional competition from other established and emerging companies may develop.

     Many current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition, and a larger installed base of customers. In addition, many of the competitors have well-established relationships with the Company's clients and potential clients, and have extensive knowledge of the industry. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors, or alliances among competitors, may emerge and rapidly acquire significant market share. Actions taken by the Company competitors, including price cuts, new product introductions and enhancements could have material adverse consequences for the Company. There can be no assurance that the Company will be able to compete with price cuts, or develop, introduce and market enhancements to its service on a timely basis to compete successfully in this market.

     VIRTUAL SOURCE NETWORK REVENUES EXPECTED FROM A LIMITED NUMBER OF CLIENTS, MEANING INCREASED POTENTIAL IMPACT OF CUSTOMER LOSS: The Company expects that VSN revenues, if any, during the current fiscal year will come from a small number of clients, perhaps as few as 20 or less. The loss of any few customers or a change in a client's budget could have a substantial negative impact on the business of the Company.

     VENDORS ARE ESSENTIAL TO SUCCESS OF VIRTUAL SOURCE NETWORK; NEGATIVE IMPACT OF VENDORS' FAILURE TO JOIN THE NETWORK: In order to operate, VSN requires that vendors (suppliers) be able to access the network and that client buyers be able to communicate their requirements electronically to vendors. Currently, vendors can access VSN even if they have not joined the network, but it is far more efficient if a vendor does join the network and sets up a catalog online. It is necessary, furthermore, that a client's key vendors join the network in order to achieve the full benefits of the system, such as buying from an electronic catalog. The Company, furthermore, expects that vendors will join VSN upon invitation from their respective buyers. Network membership is now free for any vendor. Client buyers operating on VSN make direct requests of their key vendors that they join. When a large corporation requests that its vendors adapt to a new purchasing process, and that change is free, the Company believes that there is a strong incentive for those vendors to make that change to protect their customer relationships.

     To date there has been no significant vendor resistance to joining the new Internet version of VSN. During 1996 and 1997, however, the Company found significant vendor resistance to joining the PC version of VSN. Vendors, at the time, viewed VSN as increasing competitive price pressure. They also saw an increased possibility of losing customers to lower cost vendors not previously competing for the business. Vendors also resisted annual subscription fees of $980. Finally, the non-Internet version was more difficult for vendors to operate.

     Since 1997 the Company believes that important changes have occurred in the procurement environment. Electronic commerce, and the resultant increased competition, have become more accepted by vendors. It is management's opinion that most vendors believe that they will eventually be required to do business electronically, if they have not already started. The Company also believes that the Internet version of VSN is easier for vendors to use. As a final incentive, the Company no longer charges subscription fees to vendors. Despite these changes, there can be no assurance that vendors will not resist participating in VSN. Should significant new vendor resistance develop, that could slow adoption of VSN by clients, and negatively impact potential revenues of the Company.

     ABILITY  TO  ENHANCE  FEATURES AND FUNCTIONALITY OF PRODUCTS; CHANGE IN THE
MARKET: The success of the Company will depend on its ability to tailor VSN to meet the requirements of its clients, not only as such requirements are presently known and understood by the Company and its client base, but also as such requirements evolve. Such requirements may be driven by competitive products or the changing preferences of the Company's client base. An inability to offer enhanced products or features which anticipate or meet such requirements in a timely and efficient manner may result in a loss of sales and revenues and the obsolescence of the Company's products. There can be no assurance that the Company can make the changes and enhancements to its products necessary to meet and satisfy the demands of its clients.

     In addition, the rapid technological changes and rapidly changing industry standards which have characterized the Internet and companies doing business on the Internet may have the effect of rendering the Company, its business model and products obsolete. Making the adjustments, changes and adaptations necessary in this market may also require significant expenditures in equipment, infrastructure and product development. There can be no assurance that the Company will be able to adapt to such rapid changes.

     FAILURE TO MAINTAIN ACCURATE DATABASES: The Company must update and maintain extensive databases of the products, services and procurement network transactions for its clients. The Company's computer systems and databases must allow for expansion as a client's business grows without losing performance. Database capacity constraints may result in data maintenance and accuracy problems which could cause a disruption in service and the Company's ability to provide accurate information to its clients. These problems may result in a loss of clients which could severely harm the Company's business.

     DEFECTS IN SOFTWARE: VSN is complex software. Software often contains defects, particularly when first introduced or when new versions are released. The Company's testing procedures may not discover software defects that affect new or current services or enhancements until after they are deployed. Such defects could cause service interruptions, which could damage the Company's reputation or increase its service costs, cause it to lose revenue, delay market acceptance or divert development resources, any of which could severely harm the Company's business.

     SYSTEM FAILURES, SERVICE DELAYS AND INTERRUPTIONS: The Company's ability to provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of the Company's computer and communications hardware and procurement network systems. Any interruptions could severely harm the Company's business and result in a loss of customers. The Company's computer and communications systems are located in the state of Washington. The Company does not maintain a redundant site, although is currently planning to do so. The Company's systems and operations are vulnerable to damage or interruption from a variety of sources including human error, sabotage, fire, flood, earthquake, power loss, telecommunications failure and similar events. The Company cannot give assurances that it will not experience system failures in the future. The occurrence of any system failure or similar event could harm the Company's business dramatically.

     NO DISASTER RECOVERY PLAN: The Company does not have a disaster recovery plan and does not yet have redundant systems at an alternate site to permit the company to continue to provide services on the event of a failure in its computer and communications systems. Accordingly, any such failure would cause severe harm to the Company's business.

     SUBSTANTIAL  COSTS  OF  ANY  PRODUCT LIABILITY CLAIMS; NO PRODUCT LIABILITY
INSURANCE: Errors, defects or other performance problems with VSN could result in financial or other damages to our clients. Management believes that the contractual limits of liability, indemnification provisions and disclaimers of warranties should minimize the exposure of the Company in the event of a product liability claim. A product liability claim, however, even if not successful, would likely be time consuming and costly and could seriously harm the Company. The Company presently does not maintain product liability insurance. Although the terms and conditions in VSN user agreements contain disclaimers of any warranties designed to limit exposure to these claims, existing or future laws, or unfavorable judicial decisions, could weaken or negate these provisions and have materially adverse consequences for the Company.

     LEGAL LIABILITY FOR COMMUNICATION ON PROCUREMENT NETWORK: The Company may be subject to legal claims relating to the content in its procurement network, or the downloading and distribution of such content. Claims could involve matters such as fraud, defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. Even if the Company was ultimately successful in its defense of these claims, any such litigation is costly and these claims could harm the Company's reputation and business.

     SUCCESS DEPENDS ON KEY PERSONNEL; NO "KEY MAN" LIFE INSURANCE: Future performance depends on the continued service of key personnel, and the ability to attract, train, and retain additional technical, marketing, customer support, and management personnel. The loss of one or more key employees could negatively impact the Company, and there is no "key man" life insurance in force at this time. However, the Company does plan to obtain this insurance. Competition for qualified personnel is intense, and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

     PROTECTION  OF  INTELLECTUAL PROPERTY; LACK OF PATENTS; POTENTIAL PIRATING:
The Company's success depends to a large extent on its exclusive technology, and relies on a combination of contractual provisions, confidentiality procedures, trade secrets, copyrights and trademark protections. The Company has no patents at this point, and the Company's technologies may not be patentable. Despite efforts to protect its exclusive rights, unauthorized parties may attempt to copy aspects of that technology, or to obtain and use our exclusive information. Policing unauthorized use of this technology is difficult. While the Company does not suspect that any of the Company's software has been subject to piracy, there can be no assurances that such piracy will not occur. Further, competitors may independently develop similar technology, or duplicate the Company's services without violating intellectual property rights.

     At present, the Company's technologies are owned outright by the Company. However, the Company may in the future have to license or otherwise obtain access to intellectual property of third parties in order to remain competitive in the marketplace.

     STRAIN ON LIMITED RESOURCES DUE TO NEED TO MANAGE GROWTH AND EXPANSION: The Company anticipates a period of significant expansion and growth, which most likely will place significant strain upon management, employees, systems, and resources. Because the market is developing rapidly, furthermore, it is difficult to project the rate of growth, if any. Failure to properly manage growth and expansion, if and when it occurs, will jeopardize the ability of the Company sustain its third party and customer relationships. There can be no assurances that the Company will properly be able to manage growth, especially if such growth is more rapid than anticipated.

     INACCURATE PREDICTIONS OF USAGE RATES: Traffic in the Company's procurement network may increase to the point where the Company must expand and upgrade some of its transaction processing systems and procurement network hardware and software. While the Company's systems are scalable and can be expanded, the Company may not be able to accurately predict the rate of increase in the usage of its procurement network. This may affect the Company's timing and ability to expand and upgrade its systems and procurement network hardware and software capabilities to accommodate increased use of its procurement network. If the Company does not upgrade its systems and procurement network hardware and software appropriately, the Company may experience downgraded service, interruptions or delays which could damage its business reputation, relationship with clients and its operating results.

     RISKS OF INTERNATIONAL OPERATION: The Company is exploring international markets and considering the expansion of its operations and marketing efforts to include international markets. If the Company should elect to expand into such markets, it would be confronted with risks including:

          - increased impact of recessions in economies outside of the United States
          -  difficulties  staffing  and  managing  foreign  operations
          -  political  instability
          - the burdens of compliance with a wide variety of foreign laws and legal regimes
          -  unexpected  changes  in  regulatory  requirements
          -  tariffs,  export  controls  and  other  barriers  to  trade
          -  potentially  adverse  tax  consequences
          -  fluctuations  in  currency  exchange  rates
          - longer payment cycles and difficulties in collecting accounts receivables
          -  seasonal  fluctuations  in  business  activity.

     RISKS  RELATED  TO  THE  INTERNET  AND  ECOMMERCE

     YEAR 2000 RISK: Although management believes that its internally developed systems and technology are Year 2000 compliant, certain other technologies nevertheless could be substantially impaired, or cease to operate, due to Year 2000 problems (See Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS-IMPACT OF Y2K). The Company relies on information technology supplied by third parties as well, and strategic partners may also be dependent on information technologies not Year 2000 compliant, and on their own third-party vendor systems that may be at risk. These Year 2000 problems could adversely affect the Company. Further, the Internet itself could face serious disruptions arising from Year 2000 problems, although none have surfaced to date. Many potential VSN clients, furthermore, may have implemented policies that prohibit or strongly discourage making changes or additions to their internal computer systems until after the impact of Year 2000 has been assessed. Further, in 1999, some technology budgets of prospective customers were diverted from other projects to deal with Year 2000 issues. While the Year 2000 issue has generally been considered resolved, there can be no assurances that the issue will not impact the rate at which VSN will be implemented inside client organizations.

     VOLATILITY IN STOCK PRICE: The stock market and especially the stock prices of Internet related companies have been very volatile. This volatility may not be related to the operating performance of the companies. The broad market volatility and industry volatility may reduce the price of the Company's stock without regard to the Company's operating performance. The market price of the company's stock could significantly decrease at anytime due to this volatility. The uncertainty that results from such volatility can itself depress the market price of the company's stock.

     SUBSTANTIAL COSTS OF ANY SECURITIES LITIGATION COULD DIVERT LIMITED RESOURCES OF THE COMPANY: In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. The Company could become a target of similar securities litigation based upon the volatility of its stock in the marketplace. Litigation of this type could result in substantial costs and divert management's attention and resources.

     SUBSTANTIAL COSTS OF ANY INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS: There has been a substantial amount of litigation in the software industry and the Internet industry regarding intellectual property rights. It is possible that in the future, third parties may claim that the Company's technology may infringe their intellectual property. Management is not aware of any infringement or claim of infringement by a third party. It is expected, however, that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming and result in costly litigation.

     DEPENDENCE UPON, AND RISKS RELATED TO, THE INTERNET: The use of VSN and other ASP-based products (see Item 1. DESCRIPTION OF BUSINESS - OVERVIEW) depends on the increased acceptance and use of the Internet as a medium of commerce and communication. While management believes that acceptance and use of the Internet will continue to increase at very rapid rates, there can be no assurances that such increase will continue to develop, or that use of the Internet as a means of conducting business will continue or increase. If growth in the use of the Internet does not continue, clients may not adopt or use these new Internet technologies at the rates or for the purposes management has assumed. This could, in turn, adversely impact the Company and the results of its business operations. Further, even if acceptance and use of the Internet does increase rapidly, but the technology underlying the Internet and other necessary technology and related infrastructure does not effectively support that growth, the Company's future would be negatively impacted.

     POTENTIAL BREACHES OF THE COMPANY'S SECURITY SYSTEMS: A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of the Company's security systems or those of other web sites to protect the Company's exclusive information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the web for commerce and communications. Anyone who circumvents the Company's security measures could misappropriate its exclusive information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could theoretically be introduced into the Company's systems, or those of our clients or vendors, which could disrupt VSN or another ASP-based product offered by the Company, or make it inaccessible to clients or vendors. Although language in its user agreement places responsibility with users to protect VSN from such threats, the Company may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that the Company's activities may involve the storage and transmission of exclusive information, such as credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. Despite provisions to the contrary in its user agreements, the Company's security measures may be inadequate to prevent security breaches, and the Company's business could be seriously impacted if they are not prevented.

     GOVERNMENT REGULATION: As Internet commerce continues to grow, the risk that federal, state or foreign agencies will adopt regulations covering issues such as user privacy, pricing, content and quality of products and services, increases. It is possible that legislation could expose companies involved in electronic commerce to liability, which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws, rules or regulations could limit the market for the Company's services.

     One or more states, furthermore, may seek to impose sales tax collection obligations on out-of-state companies like the Company that engage in or facilitate electronic commerce throughout numerous states. These proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect the Company's opportunity to derive financial benefit from these activities.

HISTORY

     The Company was incorporated in the state of Nevada on October 22, 1980, and ultimately adopted the name Vsource, Inc. on December 16, 1999.

     On June 1, 1998, the Company acquired all of the outstanding stock of Wpg.Net, Inc. for 500,000 shares of common stock plus stock options for 500,000 shares. The options vest ratably, on a monthly basis, over the 3 years subsequent to the purchase. If Wpg.Net, Inc. division revenues reach $500,000 before the 3-year vesting period has expired, the 500,000 options vest immediately. The former shareholders of Wpg.Net, Inc. (Wpg.Net, Inc. Shareholders) are entitled to a commission of 50% of revenue generated by the Wpg.Net, Inc. division. However, no Wpg.net, Inc. revenues have been recorded since it was acquired and no revenue producing activities are contemplated. Wpg.net, Inc. shareholders are entitled to 25% of revenues produced by Virtual Source, Inc. relating to sales of the currently inactive Virtual Source Publisher. In the event that Vsource is sold, the Wgp.Net, Inc. shareholders are entitled to a one-time payment of $3,000,000, the options vest immediately, and all commission obligations cease at that time. The Company guaranteed a minimum stock price of $7.00 per share for the stock held by Wpg.Net, Inc. shareholders upon the sale of the Company. The acquisition was accounted for as a purchase and was included with the combined operations for the dates subsequent to June 1, 1998. As a result of the acquisition, goodwill was recorded in the amount of $1,186,555. During the year ended January 31, 2000, the Company determined that the present value of future cash flows related to the acquisition of Wpg.Net was not material. Consequently, the remaining unamortized goodwill has been written off as of January 31, 2000.

     Subsequent to the year ended January 31, 2000, the Company raised approximately $7 million through the sale of approximately 2.8 million shares of the Company' s Series 1-A Convertible Preferred Stock. The Company's Board of Directors has authorized the reincorporation of the Company under Delaware law. The resulting Delaware corporation will have 100 million authorized common shares.

Item  2.     DESCRIPTION  OF  PROPERTY

     The Company, through its subsidiary Virtual Source, Inc., leases approximately 5,500 square feet of standard office space at its principal location in Ventura, California. The lease expires on March 21, 2002. Rent is $8,307 per month.

     The Company rents approximately 6,700 square feet of standard office in Bothell, Washington. The lease expires on October 21, 2002, under a 36-month lease. Rent is $11,117 per month.

     The Company's main servers are housed in a Seattle facility especially designed for mission-critical computers. The cost is $3,200 per month, and is available on a month-to-month basis. This facility maintains back-up electrical power, fire protection, and other security features. Data communications connections available within this facility provide direct access to the Internet, without the need to connect through T-1, T-2, or T-3 high volume telephone lines. Alternative sites in Seattle are available, and redundant servers at other Internet access sites are under development.

Item  3.     LEGAL  PROCEEDINGS

     There are currently no legal proceedings involving the Company, and none threatened. However, because of the rapidly changing environment surrounding the Internet, and the rapid pace with which new businesses enter or attempt to enter Internet related businesses, it is possible that disagreements will develop regarding business names, relationships, markets, technologies, and other subjects. Any future disagreement could lead to legal action.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the fourth quarter of the year ended January 31, 2000, shareholders approved a change of the Company's name to Vsource, Inc. Of the 13,589,752 issued and outstanding shares of common stock of the Company entitled to vote, 7,896,344 shares were voted in favor of an amendment to the Articles of Incorporation and no shares were voted against the amendment.
PART  II

Item  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

MARKET  INFORMATION

     Beginning January 4, 2000, the Company's common stock began trading under the symbol "VSRC" in the over-the-counter securities market. Prior to January 4, 2000, the Company's common stock traded under the symbol "IBNL" in the over-the-counter securities market. The over-the-counter quotations reflect interdealer bid prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The over-the-counter market does not constitute active trading and trading in the Company's common stock is limited and sporadic. The following table sets forth the range of high bid and low bid quotations and the closing price for the fiscal quarters within the last two years. The source for this information is the Nasdaq OTC Bulletin Board.

Common  Stock
-------------

For Fiscal Year Ended January 31, 1999  High    Low    Close
--------------------------------------  ------  -----  ------

Quarter ended April 30, 1998            $ 3.25  $0.40  $ 1.78
Quarter ended July 31, 1998             $ 2.94  $1.06  $ 1.31
Quarter ended October 31, 1998          $ 1.31  $0.63  $ 0.78
Quarter ended January 31, 1999          $ 3.00  $0.69  $ 2.00

For Fiscal Year Ended January 31, 2000  High    Low    Close
--------------------------------------  ------  -----  ------

Quarter ended April 30, 1999            $ 2.38  $1.38  $ 1.41
Quarter ended July 31, 1999             $ 2.13  $1.38  $ 2.13
Quarter ended October 31, 1999          $ 2.88  $1.53  $ 1.88
Quarter ended January 31, 2000          $19.88  $1.88  $15.19


SHAREHOLDERS

     As of April 17, 2000, there were 1,054 stockholders of record of the Company's common stock. Of the 15,905,977 million outstanding shares of the Company's common stock at April 17, 2000, 9,578,907 shares were held in "street name" by Cede, Inc. on behalf of shareholders.

     As of April 17, 2000, there were 46 holders of the Company's Series 1-A convertible preferred stock.

DIVIDENDS

     The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all future earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT  SALE  OF  UNREGISTERED  SECURITIES

     The following are all securities sold by the Company or issued as warrants within the fiscal year ending January 31, 2000 which were not registered under the Securities Act:
     During January and February of 1997, the Company sold 2,918,653 shares of restricted common stock and received proceeds of $583,731 before expenses. Since no underwriters were used and no commissions were paid, expenses were limited to legal fees approximating $10,000. This offering was a private placement made in accordance with Regulation D, and in the opinion of legal counsel for the Company, was exempt from registration under the Securities Act. There were less than 25 offerees. The recipients of these shares, except one who was a senior sales executive of the Company, were accredited investors. The investors, approximately ten in total, were primarily existing Company investors, or friends, relatives and business associates of the Company officers, directors or investors. The chief executive officer and the former chief financial officer were included as investors. The investors represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate restrictive legends were placed on each stock certificate issued pursuant to this offering. Each investor had ample access to the kind of information from the Company that a registration statement would include.

     From August through November of 1997, the Company sold 1,487,763 shares of unrestricted common stock, and received $346,721 before offering costs. As before, no underwriters were used, and no commissions paid. Offering costs were limited to approximately $4,000 for legal fees. This offering was a private placement and in the opinion of legal counsel for the Company, was exempt from registration under the Securities Act and made in accordance with Regulation D. Further, the Company was eligible under Securities and Exchange Commission Rule 504, which allowed the shares sold in this private placement to be issued without restrictive legend. The recipients of these shares, primarily existing Company investors, or friends, relatives and business associates of the Company officers, directors and investors, represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution.

     In June 1998, the Company issued 500,000 shares of its common stock and granted an option to purchase an additional 500,000 shares in exchange for all of the shares of Wpg.Net, Inc., a Washington corporation. The shares and options were issued to DX3, Inc., a Washington corporation wholly owned by the three Wpg.Net shareholders. The options have an exercise price of $0.59 per share and vest ratably each month over a three year period subject to acceleration upon the achievement of certain revenue goals. No underwriters were used, and no commissions were paid. The issuances were a private placement and exempt from registration under Section 4(2) of the Securities Act. The transactions did not involve a public offering. There were three shareholders of Wpg.Net who were also the sole shareholders of DX3, each of whom was familiar with the Company. DX3 represented its intention to acquire the shares and option for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions were placed on each stock certificate issued and will be placed on each stock certificate issued upon exercise of the options. Each individual had ample access to the kind of information from the Company that a registration statement would include.
     During March and April of 1999, the Company sold 737,493 shares of unrestricted common stock for $999,942. No underwriters were used, and no commissions were paid. This offering was a private placement and, in the opinion of counsel, was exempt from registration under Rule 504 of Commission Regulation D. No form of general solicitation or general advertising was used for any offer or sale. The recipients of these shares, primarily existing Company investors, or friends, relatives and business associates of the Company officers, directors and investors, represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution.

     On May 15, 1999, the Company issued an aggregate of 636,100 shares of common stock upon the exercise of options held three of the Company's executive officers. The exercise prices ranged from $0.18 to $0.625. No underwriters were used, and no commissions were paid. The issuances were exempt pursuant to Rule 701 promulgated by the Securities and Exchange Commission under the Securities Act. The option grants were made under written compensatory contracts. Appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions were placed on each stock certificate when issued.

     During the period May 1999 to October 1999, the Company granted options to purchase 1,039,500 shares of its common stock to officers, employees and consultants. The exercise prices ranged from $0.75 to $1.10. The options vest over periods of 27 to 36 months from date of grant. No underwriters were used, and no commissions were paid. The issuances were exempt pursuant to Rule 701 promulgated by the Securities and Exchange Commission under the Securities Act. The consultants were natural persons and the option grants were made under written compensatory contracts. Appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued.

     During the period July 1, 1999 to December 31, 1999, the Company sold 757,720 shares of restricted common stock, for $1,140,000. No underwriters were used, and no commissions were paid. The sales were a private placement and, in the opinion of counsel, exempt from registration under Section 4(2) of the Securities Act. The transactions did not involve a public offering. There were eleven offerees and nine purchasers, each of whom was an accredited investor, and familiar with the Company and four of whom were existing shareholders. The investors represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued. Each individual had ample access to the kind of information from the Company that a registration statement would include.

     As of July 31, 1999, the Company converted all $971,553 of its outstanding convertible debt into an aggregate of 2,210,201 shares of the company's common stock. No underwriters were used, and no commissions were paid. The issuance of the Company's common stock upon the conversion of the notes was a private placement to 22 investors and exempt from registration under Section 4(2) of the Securities Act. No Form of general solicitation or general advertising was used for any offer or sale. The investors represented their Intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

     In November 1999, the Company issued an aggregate of $150,000 of 10% convertible demand notes due on demand after December 2000 to two accredited investors. The notes, principal and interest, are convertible into restricted shares of the Company's common stock at a rate of $2.50 per share. None of these notes have been converted. No underwriters were used, and no commissions were paid. The issuance of the Company's notes was a private placement exempt from registration under Section 4(2) of the Securities Act. No Form of general solicitation or general advertising was used for any offer or sale. Prior to conversion, the investors must represent their intention to acquire the conversion shares for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

     During the period November 1999 to February 2000, the Company issued or committed to issuing warrants to purchase an aggregate of 870,000 shares of common stock to one consultant and four corporations at exercise prices which range from $2.00 to $25.00 in exchange for financial consulting and distribution and marketing services. No underwriters were used, and no commissions were paid. The warrants were issued or will be issued as a private placement exempt from registration under Section 4(2) of the Securities Act. No Form of general solicitation or general advertising was used for any offer or sale. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each warrant and each stock certificate when issued. Each warrant holder had ample access to the kind of information from the Company that a registration statement would include.

     During the period December 1, 1999 to February 24, 2000, the Company sold 2,802,000 shares of Series 1-A Convertible Preferred Stock to 46 accredited investors for $7,005,000. Each share of preferred stock is initially convertible into one share of common stock. Offering costs were approximately $151,269 including transfer agent fees, printing costs, legal fees and commissions or finders' fees. The offering was a private placement made in accordance with Regulation D. All of the purchasers were accredited investors. No form of general solicitation or general advertising was used for any offer or sale. The investors represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate restrictive legends were placed on each stock certificate issued pursuant to this offering.

     In connection with the sales of the Series 1-A Convertible Preferred Stock, the Company issued or will issue warrants to purchase an aggregate 386,691 shares of common stock as additional finder's fees and commissions and for other services in connection with the offering. The warrants were issued, or will be issued, to five consultants and as a private placement exempt from registration under Section 4(2) of the Securities Act. No Form of general solicitation or general advertising was used for any offer or sale. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each warrant and each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

     On January 17, 2000, the Company granted options to purchase an aggregate of 78,750 shares of common stock to 6 key employees exercisable at $1.66 per share. No underwriters were used, and no commissions were paid. The grants were intended to be private placements exempt from registration under Section 4(2) of the Securities Act. The option grants were made under written compensatory contracts. Appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued.

See "Notes to Consolidated Financial Statements."

     On February 23, 2000, the Company granted options to purchase an aggregate of 125,000 shares of common stock to an executive officer exercisable at $2.50 per share. No underwriters were used, and no commissions were paid. The grants were a private placement exempt from registration under Section 4(2) of the Securities Act. The option grants were made under written compensatory contracts. Appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

FORWARD  LOOKING  STATEMENTS

     The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. The actual future results of the Company could differ materially from those projected in the forward-looking information. For a discussion of certain factors that could cause actual results to differ materially from those projected by the forward-looking information, please refer to "Item 1. DESCRIPTION OF BUSINESS - FACTORS THAT MAY AFFECT FUTURE PERFORMANCE."

OVERVIEW

     The Company creates and markets "pure" Internet-based applications using an Application Service Provider (ASP) model. An ASP model is best described as providing the ability on a rental basis for clients to access by an Internet browser, such as Internet Explorer or Netscape Communicator, computer software and data that reside on a remote server on the Internet, rather than the user's computer or a server on the user's local area network. The Company intends to generate fees by charging a small set-up fee to use its software and then charging based upon time or transactions, depending upon the situation. Currently, the Company offers one application, Virtual Source Network (VSN), which may be used by corporate clients to purchase goods and services via the Internet.

     Currently all financial, technical and marketing resources of the Company are dedicated to VSN. The Company plans to sell VSN through a direct sales force, through independent resellers, and through strategic partnerships in which VSN will be offered to the partner's base of customers. VSN is designed to be sold initially through a pilot program for on-going transaction fees and an initial set-up fee of $25,000. During the pilot program, the client is expected to test the functionality of VSN and determine how much customization of the system, if any, is required for a full implementation.


     During 1997 and early 1998, the Company offered an earlier version of VSN, which was a software application installed on client computers. The Company has discontinued the sale and use of this product. The Company's Internet version of VSN has just recently been made available for use by clients. The Company is presently hiring a direct sales force and creating relationships with independent resellers and strategic partners.

     The Internet version of VSN is now being used on a trial basis by initial customers. As a result, the limited operating history makes the prediction of future operating results very difficult. In particular, the Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. The Company's operating prospects must be considered in relationship to the risks, expenses and difficulties encountered by any company at an early stage of development, particularly companies in new and rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties. For more information, please refer to "Item 1. DESCRIPTION OF BUSINESS - FACTORS THAT MAY AFFECT FUTURE PERFORMANCE."

RECENT  EVENTS

     In April 2000, the Company signed a letter of intent with NeTune Corporation of Los Angeles, California, pursuant to which the Company will provide its electronic purchasing service to companies in the film and television production industries that use NeTune's satellite based communications services. NeTune allows film and television companies to perform a series of electronic services directly from remote production locations by using two-way satellite communications.

     In March 2000, the Company formed a strategic marketing and technical alliance with Internet Commerce Corp. (ICC) of New York City, New York, where ICC will connect its Internet electronic data interchange (EDI) network with VSN. The interconnection will allow VSN customers to exchange purchase-related documents with companies that accept such documents in the EDI standard. ICC estimates that more than 400,000 companies worldwide have the ability to accept purchasing-related documents via the EDI standards.

     In February 2000, the Company entered into a strategic relationship with U.S. West, Inc. of Denver, Colorado, pursuant to which the two firms agreed to make VSN available to U.S. West's business customers. U.S. West also agreed to take a minority equity stake in Vsource. VSN is the first component of a comprehensive collection of services that U.S. West said it intends to launch in 2000. U.S. West provides telecommunications and related services, wireless services, high-speed data and Internet services and directory services principally to customers in the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

     In February 2000, the Company entered a strategic alliance with Vitria Technology Inc. of Sunnyvale, California, pursuant to which Vitria's eBusiness platform, BusinessWare, will be used by Vsource customers to speed the development of links between VSN and existing internal processing systems. Vitria is a provider of eBusiness infrastructure software that enables incompatible information technology systems to exchange information over corporate networks and the Internet.

     In January 2000, the Company entered a strategic alliance with ZoomON, Inc. of San Jose, California, pursuant to which ZoomON's vector graphics visualization and design software will be used to develop sophisticated product catalogs based on product drawings. Customers can use the ZoomON-based catalogs over the Internet to click on a product drawing and then select specific parts to be ordered.

     In November 1999, the Company entered into a strategic alliance with Corporate Express of Bloomfield, Colorado, pursuant to which Corporate Express's extensive catalog of office and computer products and services will be made available as part of VSN. Corporate Express, a wholly-owned subsidiary of Buhrmann NV, has operations in more than 300 locations worldwide, including 89 distribution centers.

     The Company is a paying client of IBM, which has developed the training program for VSN users. Clients of the Company retain the services of IBM in order to train their staffs to use the VSN system. In addition, IBM and the Company have each agreed informally to make their respective clients aware of the other firm's services, where it seems appropriate for the client in question.

RESULT  OF  OPERATIONS  -  FISCAL  YEAR  2000  VERSUS  FISCAL  YEAR  1999

     REVENUES: Revenues for the year ended January 31, 2000 decreased to $3,500 from revenues of $60,527 for the year ended January 31, 1999, a decrease of $57,027, or 94%. Revenues decreased primarily because the Company ceased its sales of subscriptions to the software version of VSN in the year ended January 3, 1999, and because the new Internet version of VSN did not generate revenues in the year ended January 31, 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased to $1,167,328 for the year ended January 31, 2000 from $298,468 for the year ended January 31, 1999, an increase of $868,860, or 291%. The increase was due primarily to expenses associated with an increase in personnel, including payroll, rent and travel.

     RESEARCH AND DEVELOPMENT: Research and development expenses of $3,458,933 for the year ended January 31, 2000 grew from $1,263,720 for the year ended January 31, 1999, an increase of $2,195,213, or 174%. The increase was due to increased costs associated with the development of the Company's Internet version of its VSN electronic purchasing system. Such increased costs include additional personnel and personnel-related expenses as well as increased licensing fees for development-related tools and systems.

     TOTAL EXPENSES: Total expenses of $4,626,261 for the year ended January 31, 2000 increased from $1,562,368 for the year ended January 31, 1999, an increase of $3,063,893, or 196%. The increase in total expenses was due primarily to the increases in both research and development and general and administrative expenses.

     LOSS FROM OPERATIONS: The Company had a loss from operations of $4,622,761 for the year ended January 31, 2000 versus a loss of $1,501,841 for the year ended January 31, 1999, an increase of $3,120,920, or 207%. The loss increased because of increased costs associated with developing the Internet version of VSN versus a decline in revenues associated with discontinuing the software version of VSN.

     INTEREST EXPENSE: Interest expenses of $388,571 for the year ended January 31, 2000 grew from $351,499 for the year ended January 31, 1999, an increase of $37,072, or 11%. The increase was due primarily to the difference between the conversion rates of Convertible Demand Notes issued by the Company, and the market prices of the Company's unrestricted common stock on or about the dates such Notes were issued. Since the Notes are convertible into restricted common stock, however, investors require discounted conversion rates which reflect the illiquid nature of restricted stock, and Generally Accepted Accounting Principles require that interest expense be charged for any such price difference.

     LOSS ON IMPAIRMENT OF INTANGIBLE ASSETS: The Company incurred a loss of $527,356 for the year ended January 31, 2000 versus no impairment losses in the year ended January 31, 1999. The Company determined that its June 1998 investment in Wpg Net, Inc., and its technology, did not continue to carry the value originally anticipated. As a result, the goodwill remaining on the books as of January 31, 2000 was eliminated and charged to expense.

     OTHER INCOME: Other Income of $15,394 for the year ended January 31, 2000 declined from $91,110 for the year ended January 31, 1999, a decrease of $75,716, or 83%. Other income in 1999 was derived primarily from the settlement of a lawsuit against the Company's landlord in which the Company received free rent.

     NET LOSS: The net loss of $5,523,294 for the year ended January 31, 2000 increased from $1,762,230 for the year ended January 31, 1999, an increase of $3,761,064, or 213%, almost entirely as a result of increased loss from operations, and loss on impairment, as noted above.

     BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: The weighted average number of shares of 13,931,634 for the year ended January 31, 2000 grew from 10,529,147 for the year ended January 31, 1999, an increase of 3,402,487 shares, or 32%. The increase resulted from issuing 2,210,201 shares upon conversion of Convertible Demand Notes, 1,500,213 shares in return for cash invested in the company during the year, 636,100 shares upon exercise of stock options, and 64,165 shares in return for services provided to the Company.

     NET LOSS PER COMMON SHARE: The net loss per common share of $0.40 for the year ended January 31, 2000 grew from $0.17 per share for fiscal 1999, an increase of $0.23, or 135%, as a result of the increased net loss for the year, partially offset by the increase in outstanding Common Shares, as noted above.

CHANGES  IN  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

     CASH FLOWS FROM OPERATING ACTIVITIES: The Company had a decrease in cash of $2,863,183 from operating activities in the year ended January 31, 2000 versus a decrease in cash of $811,229 in the year ended January 31, 1999, an increase of $2,051,954, or 252%, in the use of cash. The increased use of cash resulted from a net loss of $5,523,294 offset by non-cash items affecting income and changes in operating assets and liabilities of $2,660,111. The net loss was primarily due to increases in general and administrative and research and development expenses associated with the development of the Company's Internet version of its VSN eProcurement software, while the Company generated no offsetting revenues.

     CASH FLOWS FROM INVESTING ACTIVITIES: For the year ended January 31, 2000, cash flows from investing activities decreased $282,028 because of advances to employees of $41,820 and purchase of equipment of $240,208. For the year ended January 31, 1999, cash flows from investing activities decreased $9,400 for advances to employees.

     CASH FLOWS FROM FINANCING ACTIVITIES: For the year ended January 31, 2000, cash flows from financing activities increased by $8,292,441, consisting of $6,002,500 from a private placement, $2,139,941 from the issuance of common stock, and $150,000 from borrowings. See Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS - RECENT SALE OF UNREGISTERED SECURITIES.

     For the year ended January 31, 1999, cash flows from financing activities increased $825,160 from borrowings. This debt has all been converted into equity See Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS - RECENT SALE OF UNREGISTERED SECURITIES.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's principal sources of cash and cash equivalents were derived from private sales of the Company's equity and debt securities. The sole source of funds for the Company from the date of inception through January 31, 2000, other than the sale of equity and debt securities, has been from sales of the earlier software products. No cash was derived from such sales made in the year ended January 31, 2000.

     The Company completed the year ended January 31, 2000 with cash and cash equivalents totaling approximately $5.2 million. As of March 31, 2000 the total of cash and cash equivalents was approximately $4.0 million.

     The Company is currently expending approximately $800,000 per month of cash and cash equivalents. At this rate, without addition capital or revenues, the Company cannot continue operations much beyond the early part of the third quarter beginning August 1, 2000.

     The Company anticipates material client revenues to begin during the second quarter. Also, the Company has initiated a private equity offering through its investment bank that is anticipated to fund, fully or in part, during the second quarter.

     If revenues or the private equity offering do not materialize on schedule, the Company has a contingent plan of cash conservation that will allow it to operate through the remaining quarters of the current year.

Item  7.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board  of  Directors
VSource,  Inc.

We have audited the accompanying consolidated balance sheet of VSource, Inc. (a Nevada corporation) as of January 31, 2000 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended January 31, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VSource, Inc. as of January 31, 2000 and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/  Grant Thornton LLP
Los  Angeles,  California
April  7,  2000

                                  VSOURCE, INC.
                           CONSOLIDATED BALANCE SHEET
                                January 31, 2000

                                         ASSETS

CURRENT ASSETS
  Cash                                             $5,124,399
  Restricted cash                                      82,768
                                                  ------------
    Total current assets                            5,207,167

PROPERTY AND EQUIPMENT
  Equipment and fixtures                              240,208
  Less - accumulated depreciation                     (17,708)
                                                  ------------
                                                      222,500

EMPLOYEE AND OTHER RECEIVABLES                        110,728
                                                  ------------
                                                   $5,540,395
                                                  ============

                           LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                   $247,472
  Accrued expenses                                    100,937
  Amounts related to in-process
      private placement of preferred stock          6,002,500
  Convertible notes payable                           150,000
                                                  ------------
                                                    6,500,909

SHAREHOLDERS' DEFICIT
  Preferred stock ($0.01 par value, 5,000,000
    shares authorized; no shares issued)                   --
  Common stock ($0.01 par value, 50,000,000
    shares authorized; 15,807,130 issued
    and outstanding)                                  158,071
  Additional paid-in capital                       10,645,934
  Deferred Compensation                            (1,780,817)
  Accumulated deficit                              (9,804,904)
                                                  ------------
                                                     (781,716)
  Less: Notes receivable from the sale of stock      (178,798)
                                                  ------------
                                                     (960,514)
                                                  ------------
                                                   $5,540,395
                                                  ============

     The accompanying notes are an integral part of this statement.

                                  VSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         For the Years Ended January 31,


                                                 2000             1999
                                               -------------  ------------
Revenue                                              $3,500       $60,527

General and administrative expenses               1,167,328       298,648
Research and development                          3,458,933     1,263,720
                                               -------------  ------------
  Total expenses                                  4,626,261     1,562,368
                                               -------------  ------------
Loss from operations                             (4,626,761)   (1,501,841)

Other income (expense):
  Interest expense                                 (388,571)     (351,499)
  Loss on impairment of intangible asset           (527,356)            -
  Other income                                       15,394        91,110
                                               -------------  ------------
Net loss                                        $(5,523,294)  $(1,762,230)
                                               =============  ============
Basic weighted average number of
common shares outstanding                        13,931,634    10,529,147
                                               =============  ============
Net loss per common share                            $(0.40)  $     (0.17)
                                               =============  ============

         The accompanying notes are an integral part of this statement.

                                  VSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Year Ended January 31,

                                                                        2000          1999
                                                                 ------------  ------------
Increase (decrease) in cash
Cash flows from operating activities:
  Net loss                                                       $(5,523,294)  $(1,762,230)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
  Depreciation and amortization                                      436,671       285,340
  Interest expense related to
    the beneficial conversion feature                                349,710       290,657
  Interest expense converted to equity                                36,568            --
  Impairment of intangible asset                                     527,356            --
  Compensation expense from stock option grants                      424,266       155,112
  Services paid with equity                                          548,513       192,235
  Settlement of rent litigation                                       37,500       (37,500)
    Changes in assets and liabilities:
      Accounts receivable                                              3,590        (3,590)
      Prepaid expenses                                                    --        27,562
      Other assets                                                        --           877
      Accounts payable                                               198,250        16,735
      Deferred revenue                                                (3,250)      (25,469)
      Accrued liabilities                                            100,937        49,042
                                                                 ------------  ------------
Net cash used in operating activities                             (2,863,183)     (811,229)

Cash flows from investing activities:
  Advances to employees                                              (41,820)       (9,400)
  Purchase of equipment                                             (240,208)           --
                                                                 ------------  ------------
      Net cash used in investing activities                         (282,028)       (9,400)

Cash flows from financing activities:
  Proceeds from issuance of common stock                           2,139,941            --
  Proceeds from private placement                                  6,002,500            --
  Proceeds from borrowings                                           150,000       825,160
                                                                 ------------  ------------
      Net cash provided by financing activities                    8,292,441       825,160
                                                                 ------------  ------------
Net increase in cash                                               5,147,230         4,531
                                                                 ------------  ------------
Cash at beginning of period                                           59,937        55,406
                                                                 ------------  ------------
Cash at end of period                                             $5,207,167       $59,937
                                                                 ============  ============

Supplemental disclosure of non-cash financing activities:
  Issuance of warrants in exchange for services                     $435,000            --
  Conversion of debt to equity                                      $971,553      $319,007
                                                                 ============  ============

         The accompanying notes are an integral part of this statement.

                                                    VSOURCE, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)


                                      Common Stock         Additional       Deferred      Notes     Accumulated   Stockholder's
                                    Shares    Amount     Paid-in-Capital  Compensation  Receivable  Deficit       Equity/(Deficit)
                                 -----------  ---------  ---------------  ------------  ----------  ------------  ----------------
Balance at January 31, 1998      10,804,295   $108,043       $2,310,724           $ -        $ -    $(2,519,380)        $(100,613)
Common stock surrendered         (1,000,000)   (10,000)          10,000                                                        --
Issuance of common stock-
Acquisition of WPG.net              500,000      5,000        1,181,555                                                 1,186,555
Issuance of common stock upon
     conversion of demand notes     778,656      7,786          311,221                                                   319,007
Beneficial conversion feature                                   290,657                                                   290,657
Granting of common stock
      options for services                                       45,725                                                    45,725
Issuance of common stock
      for services                  318,500      3,185          146,510                                                   149,695
Net loss                                                                                             (1,762,230)       (1,762,230)
                                 -----------  ---------  ---------------  ------------  ----------  ------------  ----------------
Balance at January 31, 1999      11,401,451    114,014        4,296,392                              (4,281,610)          128,796
Issuance of common stock,
     net of issuance costs        1,495,213     14,952        2,124,990                                                 2,139,942
Issuance of common stock
      upon conversion of
      demand notes                2,210,201     22,102          949,451                                                   971,553
Issuance of common
     stock for services              64,165        642          112,735                                                   113,377
Granting of common stock
     options for services                                     2,123,382   (1,780,817)                                     343,015
Issuance of warrants -
 related party                                                  435,136                                                   435,136
Beneficial conversion feature                                   349,710                                                   349,710
Modification in terms
 of stock options                                                81,251                                                    81,251
Exercise of stock options           636,100      6,361          172,437                 (178,798)                              --
Net loss                                                                                             (5,523,294)       (5,523,294)
                                 -----------  ---------  ---------------  ------------  ----------  ------------  ----------------
Balance at January 31, 2000      15,807,130   $158,071      $10,645,934   $(1,780,817)  $(178,798)  $(9,804,904)        $(960,514)
                                 ===========  =========  ===============  ============  ==========  ============  ================

         The accompanying Notes are an integral part of this statement.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.   NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING PRINCIPLES

ORGANIZATION  AND  BUSINESS

VSource, Inc. (VSource or the "Company") creates and markets Internet-based applications for businesses. An Internet-based application is best described as computer software and data that reside on a remote server, rather than the user's computer, where that software and data are accessed over the Internet. The Company intends to generate fees by licensing its Internet-based applications for use by businesses. Currently, the Company offers VSN as its primary application. VSN may be used by corporate clients to purchase goods and services via the Internet. The Company has also developed and has previously offered Virtual Source Publisher, a do-it-yourself Internet web site builder. Virtual Source Publisher is currently inactive but is being retained for future use as a supporting application.

VSource was incorporated in Nevada on October 22, 1980 as Cinema-Star Corporation and, in September 1989, was renamed Dyna-Seal Corporation. Prior to February 1, 1995, the Company's name was changed several times, and its former line of business (manufacturing, packaging and distribution of coatings, sealants and adhesive for use in aircraft and marine industries) was completely discontinued. In July 1995, the Company changed its name to Interactive Buyers Network International, Ltd., and acquired all of the outstanding shares of Buyer/Seller Interactive Software, Inc., a Nevada corporation whose name was subsequently changed to Virtual Source, Inc., ("VSI"). The Company changed its name to VSource, Inc. in December 1999.

On June 1, 1998, the Company acquired all of the outstanding stock of Wpg.Net, Inc. ("Wpg.Net"). See Note 3.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of VSource, Inc. and its wholly owned subsidiaries Virtual Source, Inc. and Wpg.Net, Inc. Significant intercompany accounts have been eliminated.

REVENUE  RECOGNITION

The Company accounts for revenue in accordance with the American Institute of Certified Public Accountants (the AICPA) Statement of Position (SOP) No. 97-2 "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles for software revenue recognition transactions.

When the Internet version of the Company's software is fully functional and available for sale, the Company plans on charging initial license fees and user fees.

The initial license fees are charged in return for granting the client access to the network and the Interactive Buyer's servers where the system resides. The
Company has not yet received revenue related to the Internet version of the software. The revenue related to the initial license fees will be amortized over the service life of a customer relationship, currently estimated to be five years.

In addition to the initial fees, the Company plans on charging a transaction fee for each transaction consummated by the licensee on the network.

RESEARCH  AND  DEVELOPMENT

Research  and  development  expenditures  are charged to operations as incurred.

SOFTWARE  DEVELOPMENT  COST

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under that standard,

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000


capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the greater of: 1) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product; or 2) the straight-line method over the remaining estimated useful life of the product in which the life is generally estimated to be three years. The Company has not incurred any significant capitalization costs after technological feasibility was achieved and thus does not have any capitalized software development costs for the years ended January 31, 1999 and 2000.

PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives of five years. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

The policy of the Company is to capitalize significant improvements and to expense repairs and maintenance.

Depreciation expense for the years ended January 31, 1999 and 2000 was $21,661 and $40,275, respectively.

IMPAIRMENT  OF  LONG  LIVED  ASSETS

The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

INTANGIBLE  ASSETS

Intangible assets, principally goodwill, are amortized on the straight-line method over a period of 3 years. The carrying amounts of intangible assets are assessed for impairment when operating profit from the related business indicates the carrying amounts of the assets may not be recoverable. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amounts of intangible assets may not be recoverable. The Company recorded an impairment of goodwill in the amount of $527,356 for the year ended January 31, 2000. Amortization for the years ended January 31, 1999 and 2000 was $263,757 and $396,396, respectively.

STOCK  BASED  COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company has chosen under the provisions of SFAS 123 to continue using the intrinsic-value method of accounting for employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

LOSS  PER  SHARE

Loss per share of common stock is computed using the weighted average number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of the weighted average number of shares outstanding, as they would be antidilutive.

ADVERTISING  COST

The Company charges advertising costs to expense as incurred. Advertising expense for the years ended January 31, 1999 and 2000 was $1,073 and $245,680, respectively.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000


STATEMENT  OF  CASH  FLOWS

For the purpose of the statement of cash flows, cash includes amounts "on-hand" and amounts deposited with financial institutions.

Supplemental  disclosure  of  cash  flow  information  is  as  follows:

Cash  paid  during  the  periods:

                       For  the  Years  Ended  January  31,
                       ------------------------------------
                            2000                 1999
                       ------------------------------------
Interest               $       -              $     -
                       ==============  ====================
Income  taxes          $   1,600             $  1,600
                       ==============  ====================

Supplemental  schedule  of  non-cash  investing  and  financing  transactions:

Issuance  of  common  stock  in  connection  with  the  following  transactions:

                                      For  the  Years  Ended  January  31,
                                      ------------------------------------
                                            2000             1999
                                        ----------------------------------

Conversion  of  notes  payable                $996,553         $   319,007
Purchase  of  Wpg.Net                    $          -           $1,186,555
                                        ===============     ==============

For the year ended January 31, 2000, options for 636,100 shares of common stock were exercised for notes receivable in the amount of $178,798.

USE  OF  ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from estimates and assumptions made.

2.     REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended January 31, 2000. In addition, the company has used, rather than provided, cash in its operations.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000


Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue its operations: it has retained experienced operating and financial management, it has concluded contracts with clients which will provide revenues in future periods, and its has retained an investment bank to raise additional capital.

3.     ACQUISITION  OF  WPG.NET,  INC.

On June 1, 1998, the Company acquired all of the outstanding stock of Wpg.Net, Inc. for an aggregate purchase price of $1,186,555. VSource, Inc. issued 500,000 shares of common stock with a fair value of $625,000 ($1.25 per share), plus stock options for 500,000 shares with a fair value of $561,555. The options vest ratably, on a monthly basis, over the 3 years subsequent to the purchase. If Wpg.Net, Inc. division revenues reach $500,000 before the 3-year vesting period has expired, the 500,000 options vest immediately. The former shareholders of Wpg.Net, Inc. (Wpg.Net, Inc. shareholders) are entitled to a commission of 50% of revenue generated by the Wpg.Net, Inc. division. Wpg.Net, Inc. shareholders are entitled to 25% of the revenues produced by Virtual Source, Inc. relating to the sales of Virtual Source Publisher. As of January 31, 2000, no revenues have been generated related to Wpg.Net, Inc. or the Virtual Source Publisher. In the event that VSource is sold, the Wpg.Net, Inc. shareholders are entitled to a one-time payment of $3,000,000, the options vest immediately, and all commission obligations cease to accrue at that time. The Company guaranteed a minimum stock price of $7.00 per share for stock held by Wpg.Net, Inc. shareholders upon the sale of the Company.

The acquisition was accounted for as a purchase and was included with the combined operations for the dates subsequent to June 1, 1998. As a result of the acquisition, goodwill was recorded in the amount of $1,186,555. In conjunction with the acquisition of Wpg.Net, three of Wpg.Net's executives signed one-year employment agreements with the Company. The contracts guaranteed the Wpg.Net executives salaries ranging from $49,500 to $77,250 per year. These contracts have expired; however, these executives remain active employees of the Company.

During the year ended January 31, 2000, the Company determined that the present value of future cash flows related to the acquisition of Wpg.Net was not material. Consequently, the remaining unamortized goodwill has been written off as of January 31, 2000.

4.     NOTES  RECEIVABLE  -  RELATED  PARTIES

The Company has unsecured notes receivables from several officers which totaled $178,798 as of January 31, 2000. The notes are due on demand and bear interest at an annual rate of 6%. The notes were granted in connection with the exercise of 636,100 stock options on May 15, 1999.

5.     CONVERTIBLE  NOTES  PAYABLE


In July 1999, the company converted all of its outstanding convertible debt to equity. To induce debt holders to convert prior to the 90-day notice period, the Company offered a financial inducement. The total amount of the inducement, charged to interest expense, was $19,860. The total amount of shares issued in connection with the conversion of debt for the year ended January 31, 2000 was 2,210,201 shares.

In November 1999, the Company issued $150,000 of 10% convertible notes due December 31, 2000 to certain investors. The notes are convertible into shares of restricted common stock at a per share price of $2.50. None of these notes were converted as of January 31, 2000.

The Company allocated a portion of the convertible notes to the embedded beneficial conversion feature in the convertible notes and credited paid-in capital. The portion allocated to the beneficial conversion feature was charged

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000


to interest expense at the date of issuance. The amount charged to interest expense related to convertible notes issued during the year ended January 31, 2000 was $112,500.

6.     STOCK  OPTIONS  AND  WARRANTS

The Company has granted various non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant. In general, options become exercisable from 8 months to 3 years from the grant date.

On June 10, 1998, the Board of Directors granted options to shareholders' of Wpg.Net, Inc. to purchase 500,000 shares of the Company's restricted common stock at an exercise price of $0.59 per share. The options vest monthly over a three-year period and have a term ending in June 2008.

The following table summarizes information about stock option transactions for the years ended January 31, 1999 and 2000:


                                                  Weighted
                                    Shares    Average Exercise
                                                    Price
                                  ----------  -----------------
Outstanding at January 30, 1998     506,100               $0.19
Granted                             630,000                0.73
Exercised                                 -                   -
Cancelled                                 -                   -
                                  ----------
Outstanding at January 31, 1999:  1,136,100                0.49
Granted                           1,273,250                0.93
Exercised                          (636,100)               0.28
Cancelled                          (130,000)               1.25
                                  ----------

Outstanding at January 31, 2000   1,643,250                0.85
                                  ----------

Exercisable at January 31, 2000     676,856                0.72
                                  ----------


The following table summarizes information about stock options outstanding at January 31, 2000:

                                         Weighted
                                         Average                              Exercisable
                                         Remaining    Weighted                Weighted
               Range    of  Number   of  Years of     Average   Number Of     Average
               Exercise     Options      Contractual  Exercise  Options       Exercise
               Prices       Outstanding  Life         Price     Exercisable   Price
             ----------------------------------------------------------------------------
January 31,  $0.59 - 1.66    1,643,250         8.76      $0.85      676,856         $0.72
2000


The Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB
25. For the year ended January 31, 2000, the Company recorded compensation expense in the amount of $424,266.

The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123 for the years ended:

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000


                                  January  31,
                                 ----------------------------------
                                  2000               1999
                                 -------------     ----------------
Net  loss  as  reported          $(5,523,294)          $(1,762,230)
Pro  forma                       $(6,921,005)          $(1,802,545)
Loss  per  share  as reported         $(0.40)               $(0.17)
Pro  forma                            $(0.50)               $(0.17)

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model with a weighted average risk free rate of 6.5%, volatility of 219.4% and expected life of 1 to 5 years.

In connection with a financing transaction, the Company issued warrants to an outside consultant to purchase 120,000 shares of the Company's common stock for a purchase price of $2.00 per share. The warrants expire on November 7, 2000.

7.     INCOME  TAXES

Income taxes are provided pursuant to SFAS No. 109 Accounting for Income Taxes. The statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carryforward is not probable at January 31, 1999 or 2000, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

The  composition  of  deferred  tax  assets  is  as  follows:

                                  January  31,
                                 ----------------------------------
                                  2000               1999
                                 -------------     ----------------
Total  deferred  tax  assets       $2,424,637           $902,000
Total  valuation  allowance        (2,434,637)          (902,000)

Total  deferred  tax  assets       $      -             $     -

The tax effects of temporary differences and carryforwards that give rise to deferred assets are as follows:

                                  January  31,
                                 ----------------------------------
                                  2000               1999
                                 -------------     ----------------
Deferred  tax  assets:
Net operating loss carryforwards  $  9,149,575        $  3,452,000
Stock  option  conversion              164,217                 -

As of January 31, 2000, the Company had approximately $9,149,575 of federal and state loss carryforwards available to reduce future federal and state tax liability through the year 2020 for federal loss carryforwards and 2005 for the state loss carryforwards.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000


8.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company has used market information for similar instruments and applied judgment to estimate fair values of financial instruments. At January 31, 1999 and 2000, the fair values of cash, accounts receivable, employee receivables, notes payable and accounts payable approximated carrying values because of the short-term nature of these instruments.

9.     COMMITMENTS  AND  CONTINGENCIES

LEASES
The Company leases its main office facilities under a noncancellable operating lease agreement expiring March 31, 2002. The future minimum rent expense that will be incurred under operating leases are as follows:


        2001          $184,000
        2002           206,000
        2003            97,000
                      --------
                      $487,000
                      ========

Rent expense for the years ended January 31, 1999 and 2000 was $35,063 and $114,221, respectively.

10.     SUBSEQUENT  EVENTS

In February 2000, the company completed a private placement of non-cumulative convertible preferred stock in the amount of $7,005,000. The convertible preferred stock accrues dividends at a rate of $0.20 per share per annum and is convertible into shares of common stock at any time at the election of the holder. The preferred stock is automatically convertible upon an underwritten public offering of shares of the Company with aggregate proceeds of at least $10,000,000, or by a vote of the majority of the outstanding Series1-A preferred stock. The amount as of January 31, 2000 in the in-progress offering, $6,002,500, was included in current liabilities in the accompanying balance sheet until the closing of the offering in February 2000 when stock certificates were issued to subscribers.

In February 2000, the Company entered into a strategic relationship with a vendor in which the two companies agreed to make the Company's Virtual Source Network available to the vendor's business customers. In connection with this agreement, the Company issued warrants to the vendor to purchase 600,000 shares of the Company's common stock at a base exercise price of $5.00 per share. The exercise price is subject to various adjustments, as defined in the agreement. The warrants may be exercised in whole or in part through February 2007.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective February 8, 2000, Vsource, Inc., a Nevada corporation ("Registrant" or the "Company"), agreed to retain Grant Thornton LLP as the principal accountant to audit the Company's financial statements. Concurrently with the agreement to engage Grant Thornton LLP, the Company's former accountants, Lucas, Horsfall, Murphy & Pindroh, LLP resigned as the Company's independent accountants. The Company's Board of Directors approved the decision to change accountants.

     Lucas, Horsfall, Murphy & Pindroh, LLP's report, dated May 15, 1999 (except for Note 10 to the financial statements which is as of September 3, 1999), on the consolidated financial statements as of and for the years ended January 31, 1999 and 1998 contained an additional paragraph adding emphasis to the matter of the Company's ability to continue as a going concern.

     During the Company's two most recent fiscal years and any subsequent interim period, there were no disagreements between the Company and Lucas, Horsfall, Murphy & Pindroh, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Lucas, Horsfall, Murphy & Pindroh, LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

                                    PART  III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year.

Item  10.     EXECUTIVE  COMPENSATION

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year.

Item  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year.

Item  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated by reference to the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year.

Item  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

     The Company will furnish a copy of any exhibit listed below upon written request of any shareholder receiving these materials. The Company will charge the requesting shareholder a fee covering the reasonable expenses incurred by the Company in furnishing any such exhibit.

Exhibit No.    Description
----------     -----------

3.1(*) Articles of Incorporation. Incorporated herein by reference from Exhibit 2.1 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563).

3.2            Certificate of Designation of  Series  1-A Convertible Preferred
               Stock.

3.3(*)         Bylaws  of  Vsource, Inc.  Incorporated herein by reference from
               Exhibit 2.2 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. No. 000-26563).

3.4            Certificate  of Amendment to Bylaws of Vsource, Inc. dated April
               26, 2000.

3.5            Certificate of Amendment of Bylaws of Vsource, Inc. dated May 2,
               2000.

4.1(*) Form of Stock Certificate for Vsource, Inc. Incorporated herein by reference from Exhibit 3.1 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563).

4.2(*)         Form of Series  3  Convertible  Demand  Note  for  Vsource,  Inc.
               Incorporated herein by reference from Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563).

4.3(*)         Form of Series  2  Convertible  Demand  Note  for  Vsource,  Inc.
               Incorporated herein by reference from Exhibit 3.3 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563).

10.1 Distribution and Marketing Agreement between Vsource, Inc. and U.S. West Interprise America, Inc. dated February 15, 2000.

10.2 Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security National Properties, LLC, dated October 27, 1998.

10.3 Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant, dated October 11, 1999.

21.1           Subsidiaries.

23.1           Consent  of  Independent  Auditors

27.1**         Financial  Data  Schedule.

* Previously filed with the Securities and Exchange Commission. ** Filed electronically via EDGAR.


REPORTS  ON  FORM  8-K

          Report on Form 8-K - Change in Registrant's Certifying Accountant, filed on February 14, 2000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Vsource,  Inc.


Date:   May 10, 2000                       /s/  Robert  C.  McShirley
                                           --------------------------
                                           Robert  C.  McShirley,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

SIGNATURE                 TITLE                                   DATE
                          Chief  Executive  Officer
                          President
/s/  Robert C. McShirley  Director                                May  10,  2000
------------------------
Robert  C.  McShirley     (Principal  Executive  Officer)


                          Chief  Financial  Officer
/s/  Sandford T. Waddell  Secretary                               May  10,  2000
------------------------
Sandford  T.  Waddell     (Principal  Accounting  Officer)



/s/  Samual E. Bradt      Director                                May  10,  2000
------------------------
Samual  E.  Bradt



/s/  Scott  T.  Behan     Director                                May  10,  2000
------------------------
Scott  T.  Behan



/s/  Robert  N. Schwartz  Director                                May  10,  2000
------------------------
Robert  N.  Schwartz



/s/  Ramin  Kamfar        Director                                May  10,  2000
------------------------
Ramin  Kamfar

EXHIBIT  INDEX

The Exhibit Index shows the page numbers of all exhibits filed as part of this 10-KSB.

Exhibit
-------

3.1(*)   Articles of Incorporation incorporated herein by reference from Exhibit 2.1 to registrant's
         Registration Statement on Form 10-SB Filed on September 21, 1999 (SEE File No. 000-26563).
3.2      Certificate of Designation of Series 1-A Convertible Preferred Stock
3.3(*)   Bylaws  of  Vsource, Inc.  Incorporated herein by reference from
         Exhibit  2.2  to  Registrant's  Registration  Statement  on Form
         10-SB filed on September 21, 1999 (SEC File No. No.  000-26563).
3.4      Certificate of Amendment to Bylaws of Vsource, Inc. dated April 26, 2000
3.5      Certificate of Amendment of Bylaws of Vsource, Inc. dated May 2, 2000
4.1(*)   Form of  Stock Certificate for Vsource, Inc.  Incorporated herein by  reference  from  Exhibit  3.1  to  Registrant's  Registration
         Statement on Form 10-SB filed on September  21,  1999  (SEC  File
         No.  000-26563).
4.2(*)   Form of Series  3  Convertible  Demand  Note  for  Vsource,  Inc.
         Incorporated herein by reference from Exhibit 3.2 to Registrant's
         Registration Statement on Form  10-SB filed on September 21, 1999
         (SEC File No. 000-26563).
4.3(*)   Form of Series  2  Convertible  Demand  Note  for  Vsource,  Inc.
         Incorporated herein by reference from Exhibit 3.3 to Registrant's
         Registration Statement on Form  10-SB filed on September 21, 1999
         (SEC File No. 000-26563).
10.1     Distribution and Marketing Agreement between Vsource, Inc. and U.S. West
         Interprise America, Inc. dated February 15, 2000
10.2     Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security
         National Properties, LLC, dated October 27, 1998
10.3     Lease - Razore Land Company, Landlord and Interactive Buyers Network International,
         Tenant, dated October 11, 1999
21.1     Subsidiaries.
23.1     Consent of Independent Auditors
27.1**   Financial Date Schedule

*        Previously filed with Securities and Exchange Commission.
**       Filed electronically via EDGAR