Form 10QSB
period 2000-04-30
VSOURCE INC
filed 2000-06-14
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark  One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

                                       OR

[   ]     TRANSITION  REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934 FOR THE TRANSITION PERIOD FROM __________ TO
          ____________


                       COMMISSION  FILE  NO.:  000-30326

                                  VSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)

     NEVADA                                             95-3538903
     (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

     5740 RALSTON STREET, SUITE 110
        VENTURA, CALIFORNIA                               93003
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  (805) 677-6720

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .Yes  X  No
                                                                       ---   ---

Number  of  shares  of  Common Stock, par value $.01, outstanding as of June 12,
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15,815,421

Number  of  shares  of  Series  1-A  Convertible Preferred Stock, par value $.01 outstanding  as  of  June  12,  2000 . . . . . . . . . . . . 2,802,000

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item  1.   FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . 1
Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . . . . . .  7

                           PART II - OTHER INFORMATION

Item  1.   LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 20
Item  2.   CHANGES  IN  SECURITIES . . . . . . . . . . . . . . . . . . . . .  20
Item  3.   DEFAULTS  UPON  SENIOR  SECURITIES . . . . . . . . . . . . . . . . 21
Item  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY HOLDERS . . . . 21
Item  5.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 21
Item  13.  EXHIBITS,  REPORTS  ON  FORM  8-K . . . . . . . . . . . . . . . .  22
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

PART  I  -  FINANCIAL  INFORMATION

                                       VSOURCE, INC.
                                CONSOLIDATED BALANCE SHEET

                                          ASSETS


                                                        April 30, 2000  January 31, 2000
                                                         (unaudited)
                                                        --------------  ----------------
Current assets:
  Cash in bank                                          $   3,868,134   $     5,124,399
  Restricted cash                                              84,965            82,768
                                                        --------------  ----------------
  Total Cash                                                3,953,099         5,207,167

  Employee receivables                                        155,847           109,847
  Prepaid expenses                                            149,280                --
                                                        --------------  ----------------
Total current assets                                        4,258,226         5,317,014

Property and equipment
  Fixed assets                                                411,058           240,208
  Less:  accumulated depreciation                             (35,516)          (17,708)
                                                        --------------  ----------------
  Property and equipment, net                                 375,542           222,500

Other assets                                                    1,197               881
                                                        --------------  ----------------
                                                        $   4,634,965   $     5,540,395
                                                        ==============  ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                      $     839,195   $       247,472
  Accrued expenses                                            163,984           100,937
  Convertible notes payable                                   150,000           150,000
  Liabilities related to private placement of
    preferred stock                                                --         6,002,500
                                                        --------------  ----------------
  Total Current Liabilities                                 1,153,179         6,500,909

Shareholders' Equity (Deficit)
  Preferred stock ($0.01 par value, 5,000,000 shares
        authorized:  2,802,000 issued and outstanding)         28,020                --
  Common stock ($0.01 par value, 50,000,000 shares
        authorized: 15,815,421 issued and outstanding)        158,154           158,071
  Additional paid-in capital                               44,804,735        10,645,934
  Deferred compensation                                   (18,848,570)       (1,780,817)
  Accumulated equity (deficit)                            (22,481,755)       (9,804,904)
    Less:  Notes receivable from the sale of stock           (178,798)         (178,798)
                                                        --------------  ----------------
  Total Shareholders' Equity (Deficit)                      3,481,786          (960,514)
                                                        --------------  ----------------
                                                        $   4,634,965   $     5,540,395
                                                        ==============  ================

         The accompanying notes are an integral part of this statement.

                                          VSOURCE, INC.
                              CONSOLIDATED STATEMENT OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED
                                           (UNAUDITED)


                                                      April 30, 2000  April 30, 1999
                                                      --------------  --------------
Revenue                                               $          --   $       4,060

Expenses
  General and administrative (excluding $2,752,889
    of stock based compensation for the period
    ended April 30, 2000)                                   895,910         337,647

  Research and development (excluding $601,448
    of stock based compensation for the period
    ended April 30, 2000)                                 1,591,307              --
  Stock-based compensation                                3,354,337              --
                                                      --------------  --------------
                                                          5,841,554         337,647

Loss from operations                                     (5,841,554)       (333,587)

Other income/(expense)
  Interest income                                            38,399
  Interest expense                                           (3,699)             --
                                                      --------------  --------------
Loss before income taxes                                 (5,806,854)       (333,587)

Provision for income taxes                                    1,600              --
                                                      --------------  --------------
Net loss                                              $  (5,808,454)  $    (333,587)
                                                      ==============  ==============
Basic loss available to                               $ (12,676,851)  $    (333,587)
  common stockholders (Note 5)                        ==============  ==============

Basic weighted average number of
  common shares outstanding:                             15,815,421      11,838,164
                                                      ==============  ==============
Net loss per share available to common stockholders

  Basic                                               $       (0.80)  $       (0.03)
                                                      ==============  ==============

  Diluted                                             $       (0.80)  $       (0.03)
                                                      ==============  ==============

         The accompanying notes are an integral part of this statement.

                                              VSOURCE, INC.
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                        FOR THE THREE MONTHS ENDED
                                               (UNAUDITED)


                                                               April 30, 2000  April 30, 1999
                                                               --------------  --------------
Cash flows from operating activities:
  Net loss                                                     $  (5,808,454)  $    (333,587)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                     18,027          13,194
    Compensation expense for stock option grants                   1,106,431              --
    Compensation expense for warrant grants                        2,083,250              --
    Compensation expense for stock issued                            164,656              --
    Issuance of stock and debt for services, expense
      reimbursements and accrued interest                                 --          43,775
  Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable                            --           3,590
    (Increase)/decrease in employee receivables                      (46,000)             --
    (Increase)/decrease in prepaid expenses                         (149,280)         11,250
    (Increase)/decrease in other assets                                 (535)             --
    Increase/(decrease) in accounts payable                          591,723           2,906
    Increase/(decrease) in deferred revenue                               --          (1,384)
    Increase/(decrease) in accrued expenses                           63,047          20,195
                                                               --------------  --------------
  Net cash used in by operating activities                        (1,977,135)       (240,061)

Cash flows from investing activities:
  Purchase of capitalized software                                   (44,718)             --
  Purchase of property and equipment                                (126,132)        (29,640)
  Advances to related parties                                             --         (35,070)
                                                               --------------  --------------
  Net cash used in investing activities                             (170,850)        (64,710)

Cash flows from financing activities:
  Proceeds from issuance of private placement-preferred stock        893,917              --
  Proceeds from borrowings                                                --          29,700
                                                               --------------  --------------
  Net cash provided by financing activities                          893,917       1,029,642
                                                               --------------  --------------
Net (decrease)/increase in cash                                   (1,254,068)        724,871
                                                               --------------  --------------
Cash at beginning of period                                        5,207,167          59,937
                                                               --------------  --------------
Cash at end of period                                          $   3,953,099   $     784,808
                                                               ==============  ==============
Supplemental disclosure of non-cash financing activities
  Reclassification of liability to equity                      $   6,002,500   $          --
  Interest Paid                                                $          --   $          --
  Income Taxes                                                 $       1,600   $       1,600

         The accompanying notes are an integral part of this statement.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES

     The interim consolidated financial statements as of April 30, 2000 have been prepared by Vsource, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the period presented in accordance with generally accepted accounting principles. The consolidated balance sheet at January 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Registration Statement on Form 10-SB (formerly Interactive Buyers Network International, Ltd.) and Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 (File No. 000-030326).

USE  OF  ESTIMATES  IN  PREPARATION  OF  CONSOLIDATED  FINANCIAL  STATEMENTS

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Accordingly, actual results may differ from those estimates.

LOSS  PER  SHARE

     Basic and diluted loss per share of common stock is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of diluted loss per share, as their inclusion would be antidilutive. See notes to consolidated financial statements as of January 31, 2000 and Notes 4 and 5.

2.   NOTES  RECEIVABLE  FROM  THE  SALE  OF  STOCK

     The Company has unsecured notes receivables from several officers, which totaled $178,798 as of April 30, 2000. The notes are due on demand and bear interest at an annual rate of 6%. The notes were granted in connection with the exercise of 636,100 stock options on May 15, 1999. In addition, the Company also has issued loans and other advances to employees that totaled $155,847 as of April 30, 2000.

3.   CONVERTIBLE  NOTES  PAYABLE

     In November 1999, the Company issued $150,000 of 10% convertible notes due December 31, 2000 to certain investors. The notes are convertible into shares of restricted common stock at a per share price of $2.50. None of these notes were converted as of April 30, 2000.

     The Company allocated a portion of the convertible notes to the embedded beneficial conversion feature in the convertible notes and credited paid-in capital. The portion allocated to the beneficial conversion feature was charged to interest expense at the date of issuance. The amount charged to interest expense related to convertible notes issued during the three months ended April 30, 2000 was $3,699.

4.   SHAREHOLDERS'  EQUITY

     Common Stock - On April 30, 2000, common stock totaled $158,154. This reflects the issuance of 8,250 shares of common stock during the three months ended April 30, 2000, up $83 from the value of common stock, $0.01 par value, on January 31, 2000.

     Preferred Stock - Effective February 24, 2000, the Company had 5,000,000 shares of preferred stock authorized and had designated 2,900,000 shares of the preferred stock "Series 1-A Convertible Preferred Stock" of which 2,802,000 shares were issued and outstanding at a conversion price of $2.50 per share. The Company allocated all of the net proceeds from the issuance of the preferred stock to an embedded beneficial conversion feature. The recorded discount resulting from the allocation was fully amortized through retained earnings at issuance. There remain 2,100,000 shares of preferred stock, which may be issued with rights, preferences and privileges to be designated by the board of directors. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the series 1-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the Original Issue Price by the then applicable Conversion Price, in effect on the date the certificate evidencing such share is surrendered for conversion. Under certain circumstances, such as stock splits, these shares are subject to stated Conversion Price Adjustments.

     Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of Common Stock at the then effective Conversion Price, immediately upon closing of a public offering of the Company's Common Stock with an aggregate gross proceeds of at least $10,000,000 and a per share price of at least five dollars, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock. The holder of each share of Series 1-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock issued upon conversion of the Series 1-A Preferred Stock.

     On April 30, 2000, paid-in-capital totaled $44,804,735, up $34,158,801 from $10,645,934 at January 31, 2000. This increase reflects the value, in excess of par, of the new preferred shares issued. This primarily reflects the recording of the issuance of stock of $6,868,397, the recording of $10,368,184 in compensation related to stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and $16,922,220 in compensation for marketing, investor relations and referral services in accordance with the Statement of Financial Accounting Standards #123, "Accounting for Stock-based Compensation." Stockholders equity is partially offset by deferred compensation of $18,848,570 as of April 30, 2000.

     In conjunction with expenses relating to the issuance of the "Series 1-A Convertible Preferred Stock", 235,985 warrants were granted at an exercise price of $6.00 per share as compensation for services rendered. As of April 30, 2000, 985,985 warrants and 2,025,250 options had been granted and were outstanding.

     In February 2000, the Company entered into a strategic relationship with U.S. West, Inc. of Denver, Colorado, pursuant to which the two firms agreed to make VSN available to U.S. West's business customers. U.S. West provides telecommunications and related services, wireless services, high-speed data and Internet services and directory services. U.S. West also agreed to make a minority equity investment in Vsource.

     In  exchange  for  services  to  be rendered, Vsource granted to U.S.  West
600,000 warrants with a seven-year term, at an exercise price of $5.00. The terms of the distribution and marketing agreement are automatically renewable each year unless either party notifies the other of its intent to terminate the agreement, in writing, sixty calendar days prior to February 14th of the potential renewal year. When the warrants were granted, the Company's stock was valued at $17.50 per share, resulting in a charge to the Company of $8,412,000. In the three months ended April 30, 2000, the Company recognized $1,051,500 of this charge as a marketing expense. The Company plans to recognize the remaining $7,360,500 evenly on a quarterly basis as a marketing expense until February 14, 2002.

5.   BASIC  LOSS  AVAILABLE  TO  SHAREHOLDERS

     The Company has adopted SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     The loss available to common shareholders for the three months ended April 30, 2000 is the net loss for the period, adjusted for preferred stock dividends.


     The following table illustrates the calculation of basic and diluted earnings/(loss) per share:


     Net  loss                                             ($  5,808,454)

     Less  discount  to  preferred  shareholders           (   6,868,397)
                                                           --------------

     Basic  loss  available  to  common  shareholders      ($ 12,676,851)
                                                           ==============

Weighted average common shares outstanding for dilution purposes do not take into account the exercise of options or warrants because to do so would be antidilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

FORWARD  LOOKING  STATEMENTS

     This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in this Item 2. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the Company's need for and the availability of capital resources, the evolving nature of its business model, the intensely competitive market for business-to-business electronic procurement, and the risks associated with systems development, management of growth and business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission ("SEC").

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

     The Internet version of VSN is now being used on a trial basis by initial customers. As a result, the limited operating history makes the prediction of future operating results very difficult. In particular, the Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. The Company's operating prospects must be considered in relationship to the risks, expenses and difficulties encountered by any company at an early stage of development, particularly companies in new and rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties. For more information, please refer to "FORWARD LOOKING STATEMENTS" and "FACTORS THAT MAY AFFECT FUTURE PERFORMANCE."

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

     In March 2000, the Company formed a strategic marketing and technical alliance with Internet Commerce Corp. (ICC) of New York City, New York, pursuant to which ICC will connect its Internet electronic data interchange (EDI) network with VSN. The interconnection will allow VSN customers to exchange purchase-related documents with companies that accept such documents in the EDI standard. ICC estimates that more than 400,000 companies worldwide have the ability to accept purchasing-related documents via the EDI standard.

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

     In February 2000, the Company entered into a strategic alliance with Vitria Technology Inc. of Sunnyvale, California, pursuant to which Vitria's eBusiness platform, BusinessWare, will be used by Vsource customers to speed the development of links between VSN and existing internal processing systems. Vitria is a provider of eBusiness infrastructure software that enables incompatible information technology systems to exchange information over corporate networks and the Internet.

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

     In November 1999, the Company entered into a strategic alliance with Corporate Express of Broomfield, Colorado, pursuant to which Corporate Express's extensive catalog of office and computer products and services will be made available as part of VSN. Corporate Express, a wholly owned subsidiary of Buhrmann NV, has operations in more than 300 locations worldwide, including 89 distribution centers.

     The Company is a paying client of IBM, which has developed the training program for VSN users. Clients of the Company retain the services of IBM in order to train their staffs to use the VSN system. In addition, IBM and the Company have each agreed informally to make their respective clients aware of the other firm's services, where it seems appropriate for the client in question. MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2000, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 1999:

REVENUE

     For the three months ended April 30, 2000, there were no revenues compared to $4,060 in revenues during the three months ended April 30, 1999. This decrease in revenues results from the Company's decision, early in the 2000 fiscal year, to discontinue the annual subscription program relative to its previous software-based version of VSN. It also reflects the fact that the new Internet version of VSN has not yet begun to generate revenue for the Company.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     For the three months ended April 30, 2000, general and administrative expenses were $895,910 (excluding $2,752,889 of stock-based compensation), up $558,263, or 165%, from $337,647 during the three months ended April 30, 1999. This increase was caused primarily by increased expenses associated with marketing, advertising, public relations, and executive staff.

RESEARCH  AND  DEVELOPMENT

     For the three months ended April 30, 2000, research and development expenses were $1,591,307 (excluding $601,448 of stock-based compensation), up from no expenditures for this area during the three months ended April 30, 1999. This increase was caused primarily by implementation of a development effort associated with the Company's Internet version of VSN. These costs included the use of independent contractors, as well as the addition of technical employees in the Company's Seattle office. The Company does no work that would be considered pure research, or basic research.

STOCK  BASED  COMPENSATION

     For the three months ended April 30, 2000, recognition of stock based compensation was $3,354,337 up from no expenditures for this area during the three months ended April 30, 1999. This increase was caused by the issuance of options, warrants and stock primarily for employee related compensation, and in obtaining services for marketing, investor relations and referral fees.

NET  LOSS

     For the three months ended April 30, 2000, the net loss was $5,808,454, an increase of $5,474,867, or 1641%, from the net loss of $333,587 during the three months ended April 30, 1999. This increase is a result of significantly increased marketing and advertising expenses, as well as significantly increased research and development expense and stock based compensation, as described above.

WEIGHTED  AVERAGE  COMMON  SHARES  OUTSTANDING  -  BASIC  AND  DILUTED

     For the three months ended April 30, 2000, the basic weighted average common shares outstanding were 15,815,421, up 3,977,257, or 33.6%, from 11,838,164 for the three months ended April 30, 1999. This increase resulted primarily from the issuance of 2,095,787 shares upon conversion of convertible notes, the issuance of 636,100 shares upon exercise of stock options, as well as the issuance of shares in return for cash invested in the Company. Weighted average common shares outstanding for dilution purposes do not take into account the exercise of stock options or warrants because to do so would be anti-dilutive.

NET  LOSS  PER  COMMON  SHARE  -  BASIC  AND  DILUTED

     The basic net loss per common share for the three months ended April 30, 2000 was $0.80 per share, up $0.77 per share from a net loss of $0.03 per share for the three months ended April 30, 1999. This increase reflects the $5,808,454 increase in the net loss and the return of equity to preferred stockholders of $6,868,397, partially offset by the increase of 3,977,257 shares in the basic weighted average outstanding common shares.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT APRIL 30, 2000, COMPARED TO JANUARY 31, 2000:

CASH

     On  April 30, 2000, cash totaled $3,953,099 down $1,254,068, or 24.1%, from
$5,207,167 at January 31, 2000. This decrease reflects proceeds of the sale of preferred stock in private transactions during the three months ended April 30, 2000, less the funds used for operations during that period.

ACCOUNTS  RECEIVABLE

     On April 30, 2000 and January 31, 2000 there were no accounts receivable. This reflects that the Company is finishing development of its main product, VSN, and has not yet generated any revenues or receivables from the product.

EMPLOYEE  RECEIVABLES

     On  April  30,  2000, employee receivables totaled $155,847, up $46,000, or
41.9%  from  $109,847 at January 31, 2000.   This increase results from personal
advances  to  employees.

PREPAID  EXPENSES

     On April 30, 2000, prepaid expenses totaled $149,280 as compared to no balance at January 31, 2000. This increase primarily reflects prepaid fees of $149,280 that will be expensed in the current year.

TOTAL  CURRENT  ASSETS

     On April 30, 2000, total current assets totaled $4,258,226, down $1,058,788, or 19.9%, from $5,317,014 at January 31, 2000. This decrease primarily  reflects  the  use  of  cash  to  fund operations during the quarter.

FIXED  ASSETS

     On April 30, 2000, fixed assets totaled $411,058, an increase of $170,850, or 71.1%, from $240,208 at January 31, 2000. This increase primarily reflects the addition of equipment and software needed to accommodate the increase in the development and marketing of VSN.

ACCUMULATED  DEPRECIATION

     On April 30, 2000, accumulated depreciation totaled $35,516, up $17,808, or 100.6%, from $17,808 at January 31, 2000. This increase reflects the addition of normal depreciation expense for the three months ended April 30, 2000.

PROPERTY  AND  EQUIPMENT,  NET

     On April 30, 2000, property and equipment, net totaled $375,542, up $153,042, or 68.8%, from $222,500 at January 31, 2000. This increase primarily reflects the addition of equipment and software needed to accommodate the increase in the development and marketing of VSN.

OTHER  ASSETS

     On April 30, 2000, other assets totaled $1,197, up $316, or 35.9% from $881 at January 31, 2000. This increase reflects an additional rental deposit for additional space, net against normal amortization of organizational expenses for the three months ended April 30, 2000.

TOTAL  ASSETS

     On  April  30, 2000, total assets were $4,634,965, down $905,430, or 16.3%, from $5,540,395 at January 31, 2000. This change primarily reflects cash used in research and development costs, and general and administrative expenses associated with the development and marketing of VSN.

ACCOUNTS  PAYABLE

     On  April 30, 2000, accounts payable were $839,195, up $591,723, or 239.1%, from $247,472 at January 31, 2000. This change is a result of increased amounts due independent contractors involved in development of the Internet version of VSN, as well as amounts due for marketing, advertising and legal expenses.

ACCRUED  LIABILITIES

     On April 30, 2000, accrued liabilities were $163,984, up $63,047, or 62.5%, from $100,937 at January 31, 2000. This increase resulted primarily from accrued wages and related compensation expenses.

CONVERTIBLE  NOTES  PAYABLE

     On April 30, 2000, convertible notes payable was $150,000, remaining the same as at January 31, 2000. Interest accrued on this liability is included in accrued liabilities.

LIABILITIES  RELATED  TO  THE  PRIVATE  PLACEMENT  OF  PREFERRED  STOCK

     On April 30, 2000, liabilities related to private placement of preferred stock were zero, as compared to liabilities of $6,002,500 at January 31, 2000. This is due to the reclassification to equity and issuance of 2,802,000 shares of Series 1-A Preferred Stock in April 2000. As of January 31, 2000, the Company had received $6,002,500 in cash associated with the private placement, which it treated as a liability until the transaction was completed and the preferred stock was issued.

TOTAL  CURRENT  LIABILITIES

     On April 30, 2000, total current liabilities totaled $1,153,179, down $5,347,730, or 82.3%, from $6,500,909 at January 31, 2000. This reduction reflects the reclassification of liabilities related to the private placement of preferred stock in the amount of $6,002,500 to equity as preferred stock, partially offset by the increase in accounts payable of $591,723 and accrued liabilities of $63,047.

COMMON  STOCK,  $0.01  PAR  VALUE

     On April 30, 2000, common stock totaled $158,154. This reflects the issuance of 8,250 shares of common stock during the three months ended April 30, 2000, up $83 from the value of common stock, $0.01 par value, on January 31, 2000.

PREFERRED  STOCK,  $0.01  PAR  VALUE

     On April 30, 2000, preferred stock totaled $28,020 versus no preferred stock at January 31, 2000. This reflects the issuance of 2,802,000 new preferred shares during the period. All of the shares were issued in return for cash invested in the Company.

ADDITIONAL  PAID-IN-CAPITAL

     On  April  30, 2000, paid-in-capital totaled $44,804,735, up $34,158,801 or
321%, from $10,645,934 at January 31, 2000. This increase reflects the value (in excess of par) of the new preferred shares issued during the period, of which 2,802,000 shares were issued in return for cash invested in the Company. This primarily reflects the recording of additional paid in capital for common stockholders' of $6,868,397, compensation of $10,368,184 related to stock options granted to employees in accordance with the Statement of Financial Accounting Standards #123, accounting for stock-based compensation, and $16,922,220 in compensation for marketing, investor relations and referral services.

DEFERRED  COMPENSATION

     On April 30, 2000, deferred compensation was $18,848,570, up $17,067,753, or 958% from $ 1,780,817 at January 31, 2000. This change was due to the granting of stock options to employees as employment incentives and bonuses, and compensation for marketing, investor relations and referral services.

ACCUMULATED  DEFICIT

     On April 30, 2000, the accumulated deficit was $22,481,755 up $12,676,851 or 129% from $9,804,904 at January 31, 2000. This change resulted from a net loss of $5,808,454 during the three months ended April 30, 2000 and the recognition of a stock dividend to preferred stockholders of $6,868,397.

NOTES  RECEIVABLE  FROM  THE  SALE  OF  STOCK

     On April 30, 2000, notes receivable from the sale of stock totaled $178,798. This amount is used to offset the balance in stockholders' equity. These notes are receivable from officers who exercised stock options during a prior period. The Company's stock option program provides several alternative methods of paying for shares acquired through exercise of stock options, and one of those alternatives is to provide a demand note payable to the Company, in the amount of the purchase.

TOTAL  STOCKHOLDERS'  EQUITY/(DEFICIT)

     On April 30, 2000, total stockholders' equity was $3,481,786, up $4,442,300, or 462.5%, from a deficit of $960,514 at January 31, 2000. This change resulted primarily from increases in preferred stock and paid-in-capital of $34,158,801 offset by an increase in deferred compensation of $16,016,254, the recognition of a stock dividend to preferred stockholders of $6,868,397, and the net loss of $5,808,454 during the three months ended April 30, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has no revenue at this time, other than small amounts of interest income, and certain non-recurring items. While the Company expects to generate revenue in the future, it is currently entirely dependent on investor funds. At April 30, 2000, the Company had cash balances totaling $3,953,099, primarily as a result of its private placement of preferred stock during the first quarter of 2000. The Company is currently expending approximately $800,000 per month of cash and cash equivalents. At this rate, without additional capital or revenues, management expects those funds to last through August 2000.

     The Company's principal sources of cash and cash equivalents were derived from private sales of the Company's equity and debt securities. The sole source of funds for the Company from the date of inception through April 30, 2000, other than the sale of equity and debt securities, has been from sales of the earlier software products. No cash was derived from such sales made in the three months ended April 30, 2000.

     The Company anticipates client revenues to begin during the period from May 1, 2000 to July 31, 2000. Also, the Company has initiated a private equity offering through its investment bank that is anticipated to fund, fully or in part, during the period from May 1, 2000 to July 31, 2000. There can be no assurances that the Company will raise funds as anticipated or that the Company will begin generating revenues from clients. If client revenues or the private equity offering do not materialize on schedule, the Company has a contingent plan of cash conservation that will allow it to operate through the remaining quarters of the current year.

     The Consolidated Statements of Cash Flows for the three months ended April 30, 2000, and three months ended April 30, 1999 show that net losses were $5,808,454 and $333,587, respectively, with the issuance of preferred stock for cash of $893,917, partially offsetting the cash requirement. A non-cash entry was made for the period ended April 30, 2000 to recognize the conversion of liabilities related to the private placement of preferred stock in the amount of $6,002,500 to equity as preferred stock. In addition, a non-cash accounting entry of $20,422,090 was made to additional paid-in capital with an offsetting entry of $3,354,337 for compensation expense, and $17,067,753 to deferred compensation is shown as an increase in paid-in-capital. This did not offset any cash requirement directly or indirectly, and there was no such cash or other consideration paid as compensation in the period.

RESEARCH  AND  DEVELOPMENT  FOR  THE  FISCAL  YEAR  ENDING  JANUARY  31,  2001

     During the fiscal year ending January 31, 2001, it is expected that approximately $6,000,000 will be spent on product development. The Company does not expect to expend any resources in basic research. Additional work is being done to enhance the present system. Developments will make the system more flexible, and allow additional options for the user to modify portions of the system to better meet the unique needs of each particular user's business. Other enhancements will add new capabilities to the system in the future. No assurance can be given that the Company will have the resources necessary to conduct this product development.

FACTORS  THAT  MAY  AFFECT  FUTURE  PERFORMANCE

RISKS  RELATED  TO  THE  COMPANY'S  BUSINESS

     NEED FOR ADDITIONAL CAPITAL: The Company has recorded substantial operating losses and, as of April 30, 2000, has an accumulated deficit of $22.5 million. As discussed in Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND RESOURCES, if the Company is to sustain its current rate of development and operating expenditures, it must generate additional capital in the second quarter or third quarter of the fiscal year ending January 31, 2001, from client revenues, private equity sales, or both. The Company is currently implementing contracts with five clients.

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

     ANTI-TAKEOVER PROVISIONS: Provisions in Nevada law and the Company's Articles of Incorporation and Bylaws could delay or prevent a third party from acquiring the Company, even if doing so would be beneficial to the stockholders. In addition, such provisions may affect the price that some investors may be willing to pay for the Company's stock. Such provisions include the issuance of preferred stock by the board of directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to the Company's common stock. The Company has 5,000,000 shares of preferred stock authorized. The Company has designated 2,900,000 shares of the preferred stock "Series 1-A Convertible Preferred Stock" of which 2,802,000 shares are issued and outstanding. There remain 2,100,000 shares of preferred stock, which may be issued with rights, preferences and privileges to be designated by the board of directors. While such shares of preferred stock may not have rights or preferences senior to the Series 1-A Convertible Preferred Stock, they may be senior to the common stock of the Company.

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

     LARGE OPERATING LOSSES EXPECTED TO CONTINUE: The Company has accumulated net losses of $22.5 million through April 30, 2000. Since inception, the Company has not had material revenues, and has recognized no revenues at all from the Internet version of VSN. The Company expects to derive the majority of its revenues from VSN fees over the next five years. In addition, provided that revenues develop more or less as expected, the Company expects to spend a substantial portion of revenues during the next two or three years on marketing, sales, technology development, training and administration. There can be no assurance that the Company will be able to fund these expenses.

     FAILURE TO ACHIEVE LISTING ON MAJOR STOCK MARKET: In March 2000, the Company applied for listing on the Nasdaq National Market System. Management believes that it meets the stated requirements for listing on Nasdaq. Presently, the Company's stock is traded on the over-the-counter bulletin board system under the stock symbol, VSRC. While the listing of the Company's stock does not have a direct effect on the Company's operations, it has an effect on the perception of the Company amongst potential investors and can have an effect on the ability of the Company to raise additional funds. It can also impact the dilution associated with any financing. There can be no assurances that the Company's application will be accepted by Nasdaq or that the Company will have its shares listed on a major exchange.

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

     DEPENDENCE ON SALES AND MARKETING RELATIONSHIPS FOR GROWTH: Our business model includes generating sales through our alliance and affiliate programs. Consequently, the Company will depend, in part, on sales and marketing strategic relationships for growth. The Company has established and plans to continue to establish sales and marketing strategic relationships with large organizations as part of our growth strategy. Such relationships may not contribute to increased use of the Company's services, help the Company add new clients, or increase the Company's revenue. The Company may not be able to enter into new relationships or renew existing relationships on favorable terms, if at all. In addition, the Company may not be able to recover costs and the expenses associated with the formation of these programs.

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

     UNSUCCESSFUL  ACQUISITIONS  COULD  HARM OUR OPERATING RESULTS, BUSINESS AND
GROWTH: The Company may acquire businesses, products and technologies that complement or augment the Company's existing businesses, services and technologies. The inability to integrate any newly acquired entities or technologies effectively could harm the Company's operating results, business and growth. Integrating any newly acquired businesses or technologies may be expensive and time consuming. To finance any acquisitions, the Company may need to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms that are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders. The Company may not be able to operate any acquired businesses profitably or otherwise implement the Company's business strategy successfully.

     LONG SALES CYCLE FOR LARGE CORPORATE ACCOUNTS COULD CAUSE DELAYS IN REVENUE
GROWTH: The Company's sales cycles for large corporate accounts may take many months to complete and may vary from contract to contract. Further, the Company expects that a large number of then Company's clients may be introduced to VSN through such large accounts. Lengthy sales cycles for large corporate accounts could cause delays in revenue growth, and result in significant fluctuations in the Company's quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including the internal decision-making process of the potential customer and the level of competition that the Company encounters in its selling activities. Additionally, since the market for business-to-business e-commerce is relatively new, the Company believes that it will have to educate many potential customers about the use and benefits of the Company's products and services, which can in turn prolong the sales process. The Company has provided access to VSN on a trial basis for customer evaluation, which can again may prolong the sales process. Sales made through third parties, such as the Company's alliance partners, can further extend sales cycles.

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

     Since 1997 the Company believes that important changes have occurred in the procurement environment. Electronic commerce, and the resultant increased competition, has become more accepted by vendors. It is management's opinion that most vendors believe that they will eventually be required to do business electronically, if they have not already started. The Company also believes that the Internet version of VSN is easier for vendors to use. As a final incentive, the Company no longer charges subscription fees to vendors. Despite these changes, there can be no assurance that vendors will not resist participating in VSN. Should significant new vendor resistance develop, that could slow adoption of VSN by clients, and negatively impact potential revenues of the Company.

     ABILITY  TO  ENHANCE  FEATURES AND FUNCTIONALITY OF PRODUCTS; CHANGE IN THE
MARKET: The success of the Company will depend on its ability to tailor VSN to meet the requirements of its clients, not only as such requirements are presently known and understood by the Company and its client base, but also as such requirements evolve. Such requirements may be driven by competitive products or the changing preferences of the Company's client base. An inability to offer enhanced products or features that anticipate or meet such requirements in a timely and efficient manner may result in a loss of sales and revenues and the obsolescence of the Company's products. There can be no assurance that the Company can make the changes and enhancements to its products necessary to meet and satisfy the demands of its clients.

     In addition, the rapid technological changes and rapidly changing industry standards, which have characterized the Internet and companies doing business on the Internet, may have the effect of rendering the Company, its business model and products obsolete. Making the adjustments, changes and adaptations necessary in this market may also require significant expenditures in equipment, infrastructure and product development. There can be no assurance that the Company will be able to adapt to such rapid changes.

     FAILURE TO MAINTAIN ACCURATE DATABASES: The Company must update and maintain extensive databases of the products, services and procurement network transactions for its clients. The Company's computer systems and databases must allow for expansion as a client's business grows without losing performance. Database capacity constraints may result in data maintenance and accuracy problems, which could cause a disruption in service and the Company's ability to provide accurate information to its clients. These problems may result in a loss of clients that could severely harm the Company's business.

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

     INACCURATE PREDICTIONS OF USAGE RATES: Traffic in the Company's procurement network may increase to the point where the Company must expand and upgrade some of its transaction processing systems and procurement network hardware and software. While the Company's systems are scalable and can be expanded, the Company may not be able to accurately predict the rate of increase in the usage of its procurement network. This may affect the Company's timing and ability to expand and upgrade its systems and procurement network hardware and software capabilities to accommodate increased use of its procurement network. If the Company does not upgrade its systems and procurement network hardware and software appropriately, the Company may experience downgraded service, interruptions or delays that could damage its business reputation, relationship with clients and its operating results.

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

RISKS  RELATED  TO  THE  INTERNET  AND  ECOMMERCE

     YEAR 2000 RISK: Management believes that its internally developed systems and technology are Year 2000 compliant and has so far had no indications that its products are not Y2K compliant. Nevertheless, because the Company relies on information technology supplied by third parties, it is still possible that year 2000 problems may yet surface that could adversely affect the Company, although none have surfaced to date. Further, the Internet itself could face serious disruptions arising from Year 2000 problems, although none have surfaced to date. Many potential VSN clients, furthermore, may have implemented policies that prohibit or strongly discourage making changes or additions to their internal computer systems until after the impact of Year 2000 has been assessed. While the Year 2000 issue has generally been considered resolved, there can be no assurances that the issue will not impact the rate at which VSN will be implemented inside client organizations.

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

     DEPENDENCE UPON, AND RISKS RELATED TO, THE INTERNET: The use of VSN and other ASP-based products depends on the increased acceptance and use of the Internet as a medium of commerce and communication. While management believes that acceptance and use of the Internet will continue to increase at very rapid rates, there can be no assurances that such increase will continue to develop, or that use of the Internet as a means of conducting business will continue or increase. If growth in the use of the Internet does not continue, clients may not adopt or use these new Internet technologies at the rates or for the purposes management has assumed. This could, in turn, adversely impact the Company and the results of its business operations. Further, even if acceptance and use of the Internet does increase rapidly, but the technology underlying the Internet and other necessary technology and related infrastructure does not effectively support that growth, the Company's future would be negatively impacted.

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

                           PART II - OTHER INFORMATION

Item  1.     LEGAL  PROCEEDINGS

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

Item  2.     CHANGES  IN  SECURITIES

     During the period December 1, 1999 to February 24, 2000, the Company sold 2,802,000 shares of Series 1-A Convertible Preferred Stock to 46 accredited investors for $7,005,000 less offering costs. Each share of preferred stock is initially convertible into one share of common stock at the election of the holder, upon an underwritten public offering with aggregate proceeds to the Company of at least $10 million or upon the election of a majority of the outstanding shares of preferred stock. No underwriters were used. Offering costs included transfer agent fees, printing costs, legal fees and commissions or finders' fees. The offering was a private placement made in accordance with Regulation D. All of the purchasers were accredited investors. No form of general solicitation or general advertising was used for any offer or sale. The investors represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate restrictive legends were placed on each stock certificate issued pursuant to this offering.

     In connection with the sales of the Series 1-A Convertible Preferred Stock, the Company issued or will issue warrants to purchase an aggregate 386,691 shares of common stock at exercise prices ranging from $2.00 to $6.00 as additional finder's fees and commissions and for other services in connection with the offering. No underwriters were used, and no commissions were paid. The warrants were issued, or will be issued, to five consultants and as a private placement exempt from registration under Section 4(2) of the Securities Act. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each warrant and each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

Item  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     There were no defaults upon senior securities during the three months ended April 30, 2000.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the three months ended April 30, 2000, there were no matters submitted to a vote of security holders.

Item  5.     OTHER  INFORMATION

RECENT  SALE  OF  UNREGISTERED  SECURITIES

     During the period November 1999 to February 2000, the Company issued or committed to issuing warrants to purchase an aggregate of 985,985 shares of common at exercise prices which range from $2.00 to $25.00 in exchange for financial consulting and distribution and marketing services. No underwriters were used, and no commissions were paid. The warrants were issued or will be issued as a private placement exempt from registration under Section 4(2) of the Securities Act. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each warrant and each stock certificate when issued. Each warrant holder had ample access to the kind of information from the Company that a registration statement would include.

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

     On April 3, 2000, the Company granted options to purchase an aggregate of 100,000 shares of common stock to an executive officer exercisable at $3.00 per share. No underwriters were used, and no commissions were paid. The grants were a private placement exempt from registration under Section 4(2) of the Securities Act. The option grants were made under written compensatory contracts. Appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued.

Item  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

     There  are  no  exhibits  in  this  report.

REPORTS  ON  FORM  8-K

     Report on Form 8-K - Change in Registrant's Certifying Accountant, filed on February 14, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSOURCE,  INC.


By:  /s/  Robert  C.  McShirley
   ----------------------------

     Robert  C.  McShirley
     President  and  Chief  Executive  Officer
     (Principal  Executive  Officer)

Date:  June  14,  2000


By:  /s/  Sandford  T.  Waddell
   ----------------------------

     Sandford  T.  Waddell
     Chief  Financial  Officer  and  Secretary
     (Principal  Accounting  Officer)

Date:  June  14,  2000