Form 10QSB
period 2000-07-31
VSOURCE INC
filed 2000-09-14
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark  One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31. 2000

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . Yes  X  No
                                                                      ---    ---

Number  of  shares of Common Stock, par value $.01, outstanding as of August 29,
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15,914,189

Number  of  shares  of  Series  1-A  Convertible Preferred Stock, par value $.01 outstanding  as  of  August  29,  2000 . . . . . . . . . . . 2,725,232

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
              CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . . . . . . .7

                           PART II - OTHER INFORMATION

Item  1.   LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 20
Item  2.   CHANGES  IN  SECURITIES . . . . . . . . . . . . . . . . . . . . . .20
Item  3.   DEFAULTS  UPON  SENIOR  SECURITIES . . . . . . . . . . . . . . . . 21
Item  4.   SUBMISSION  OF  MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .21
Item  5.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 21
Item  6.   EXHIBITS,  REPORTS  ON  FORM  8-K . . . . . . . . . . . . . . . . .22
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

PART  I  -  FINANCIAL  INFORMATION

                                              VSOURCE, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                  ASSETS


                                                           July 31, 2000    January 31, 2000
                                                            (unaudited)
                                                          ----------------  ----------------
Current assets:
  Cash in bank                                            $       643,716   $     5,124,399
  Restricted cash                                                 109,709            82,768
                                                          ----------------  ----------------
  Total Cash                                                      753,425         5,207,167

  Accounts receivable                                              50,000                --
  Employee receivables                                            147,680           109,847
  Prepaid expenses                                                174,005                --
                                                          ----------------  ----------------
  Total current assets                                          1,125,110         5,317,014

Property and equipment
  Fixed assets                                                    590,582           240,208
  Less:  accumulated depreciation                                 (65,137)          (17,708)
                                                          ----------------  ----------------
  Property and equipment, net                                     525,445           222,500

Other assets                                                          976               881
                                                          ----------------  ----------------
                                                          $     1,651,531   $     5,540,395
                                                          ================  ================

                  LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
  Accounts payable                                        $       633,377   $       247,472
  Accrued liabilities                                              40,983           100,937
  Convertible notes payable                                       150,000           150,000
  Liabilities related to private placement of
         preferred stock                                               --         6,002,500
                                                          ----------------  ----------------
  Total current liabilities                                       824,360         6,500,909

Shareholders' equity (deficit)
  Preferred stock ($0.01 par value, 5,000,000 shares
         authorized:  2,725,232 issued and outstanding)            27,252                --

  Common stock ($0.01 par value, 50,000,000 shares
         authorized: 15,914,189 issued and outstanding)           159,142           158,071

  Additional paid-in capital                                   46,731,057        10,645,934
  Deferred compensation                                       (16,538,686)       (1,780,817)
  Accumulated equity (deficit)                                (29,372,796)       (9,804,904)
         Less:  Notes receivable from the sale of stock          (178,798)         (178,798)
                                                          ----------------  ----------------
  Total shareholders' equity (deficit)                            827,171          (960,514)
                                                          ----------------  ----------------
                                                          $     1,651,531   $     5,540,395
                                                          ================  ================

        The accompanying notes are an integral part of these statements.

                                  VSOURCE,  INC.
                    CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                   (UNAUDITED)

                                                        For the three months ended
                                                       July 31, 2000  July 31, 1999
                                                       -------------  -------------
Revenue                                                $     62,500   $      3,925

Expenses
     General and administrative (excluding
 $2,695,516 of stock based compensation
 for the period ended July 31, 2000)                      1,384,923        239,350

     Research and development (excluding
1,219,560 of stock based compensation
for the period ended July 31, 2000)                       1,671,024      1,120,052
     Stock-based compensation                             3,915,076             --
                                                       -------------  -------------
                                                          6,971,023      1,359,402

Loss from operations                                     (6,908,523)    (1,355,477)

Other income/(expense)
     Interest income                                         17,161             --
     Other income                                             4,019             --
     Interest expense                                        (3,698)            --
                                                       -------------  -------------
Loss before income taxes                                 (6,891,041)    (1,355,477)

Provision for income taxes                                       --             --
                                                       -------------  -------------
Net loss                                               $ (6,891,041)  $ (1,355,477)
                                                       =============  =============
Basic loss available to
     common stockholders (Note 5)                      $ (6,891,041)  $ (1,355,477)
                                                       =============  =============

Basic weighted average number of
     common shares outstanding:                          15,844,809     12,231,402
                                                       =============  =============
Net loss per share available to common stockholders

     Basic                                             $      (0.43)  $      (0.11)
                                                       =============  =============

     Diluted                                           $      (0.43)  $      (0.11)
                                                       =============  =============

        The accompanying notes are an integral part of these statements.

                                          VSOURCE, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                         For the six months ended
                                                       July 31, 2000  July 31, 1999
                                                       -------------  -------------
Revenue                                                $     62,500   $      7,985

Expenses
     General and administrative (excluding
 $5,448,406 of stock based compensation
 for the period ended July 31, 2000)                      2,280,833        576,996

     Research and development (excluding
1,821,008 of stock based compensation
for the period ended July 31, 2000)                       3,262,330      1,120,052
     Stock-based compensation                             7,269,414             --
                                                       -------------  -------------
                                                         12,812,577      1,697,048

Loss from operations                                    (12,750,077)    (1,689,063)

Other income/(expense)
     Interest income                                         55,560             --
     Other income                                             4,019             --
     Interest expense                                        (7,397)            --
                                                       -------------  -------------
Loss before income taxes                                (12,697,895)    (1,689,063)

Provision for income taxes                                    1,600             --
                                                       -------------  -------------
Net loss                                               $(12,699,495)  $ (1,689,063)
                                                       =============  =============
Basic loss available to
     common stockholders (Note 5)                      $(19,567,892)  $ (1,689,063)
                                                       =============  =============

Basic weighted average number of
     common shares outstanding:                          15,826,197     12,231,402
                                                       =============  =============
Net loss per share available to common stockholders

     Basic                                             $      (1.24)  $      (0.14)
                                                       =============  =============

     Diluted                                           $      (1.24)  $      (0.14)
                                                       =============  =============

        The accompanying notes are an integral part of these statements.

VSOURCE,  INC.
          CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

(UNAUDITED)

                                             For the six months ended
                                                                  July 31, 2000  July 31, 1999
                                                                  -------------  -------------
Cash flows from operating activities:
     Net loss                                                     $(12,699,495)  $ (1,689,063)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                 47,869        219,730
          Compensation expense for stock option grants               2,447,448             --
          Compensation expense for warrant grants                    4,657,310             --
          Compensation expense for stock issued                        164,656             --
          Beneficial conversion feature                                               167,564
          Issuance of stock and debt for services, expense
                   reimbursements and accrued interest                      --        471,038
     Changes in assets and liabilities:
          (Increase)/decrease in accounts receivable                   (50,000)         3,590
          (Increase)/decrease in employee receivables                  (37,833)            --
          (Increase)/decrease in prepaid expenses                     (174,005)        22,500
          (Increase)/decrease in other assets                             (536)            --
          Increase/(decrease) in accounts payable                      385,905         71,266
          Increase/(decrease) in deferred revenue                           --         (2,317)
          Increase/(decrease) in accrued expenses                      (59,954)         9,942
                                                                  -------------  -------------
     Net cash used in operating activities                          (5,318,635)      (725,750)

Cash flows from investing activities:
     Purchase of capitalized software                                  (94,848)            --
     Purchase of property and equipment                               (255,526)       (90,959)
     Advances to related parties                                            --        (34,570)
                                                                  -------------  -------------
     Net cash used in investing activities                            (350,374)      (125,529)

Cash flows from financing activities:
     Proceeds from issuance of common stock                            321,350      1,199,942
     Proceeds from issuance of private placement-preferred stock       893,917             --
     Proceeds from borrowings                                               --         29,700
                                                                  -------------  -------------
     Net cash provided by financing activities                       1,215,267      1,229,642
                                                                  -------------  -------------
Net (decrease)/increase in cash                                     (4,453,742)       378,363
                                                                  -------------  -------------
Cash at beginning of period                                          5,207,167         59,937
                                                                  -------------  -------------
Cash at end of period                                             $    753,425   $    438,300
                                                                  =============  =============
Supplemental disclosure:
     Reclassification of liability to equity                      $  6,002,500   $         --
     Interest Paid                                                $          -   $         --
     Income Taxes                                                 $      1,600   $      1,600

        The accompanying notes are an integral part of these statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES

     The interim consolidated financial statements as of July 31, 2000 have been prepared by Vsource, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the period presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated balance sheet at January 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Registration Statement on Form 10-SB (formerly Interactive Buyers Network International, Ltd.) and Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 (File No. 000-030326).

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

2.   NOTES  RECEIVABLE  FROM  THE  SALE  OF  STOCK

     The Company has unsecured notes receivables from several officers, which totaled $178,798 as of July 31, 2000. The notes are due on demand and bear interest at an annual rate of 6%. The notes were granted in connection with the exercise of 636,100 stock options on May 15, 1999. In addition, the Company also has issued loans and other advances to employees that totaled $147,680 as of July 31, 2000.

3.   CONVERTIBLE  NOTES  PAYABLE

     In November 1999, the Company issued $150,000 of 10% convertible notes due December 31, 2000 to certain investors. The notes are convertible into shares of restricted common stock at a per share price of $2.50. None of these notes were converted as of July 31, 2000.

     The Company allocated a portion of the convertible notes to the embedded beneficial conversion feature in the convertible notes and credited paid-in capital. The portion allocated to the beneficial conversion feature was charged to interest expense at the date of issuance. The amount charged to interest expense related to convertible notes issued during the six month period ended July 31, 2000 was $7,397.

4.   SHAREHOLDERS'  EQUITY

     Common Stock - On July 31, 2000, common stock totaled $159,142. This reflects the issuance of 107,018 shares of common stock during the six months ended July 31, 2000, an increase of $1,071 from the value of common stock, $0.01 par value, on January 31, 2000.

     Preferred Stock - Effective February 24, 2000, the Company had 5,000,000 shares of preferred stock authorized and had designated 2,900,000 shares of the preferred stock "Series 1-A Convertible Preferred Stock" of which 2,802,000 shares were issued at a conversion price of $2.50 per share. The Company allocated all of the net proceeds from the issuance of the preferred stock to an embedded beneficial conversion feature. The recorded discount resulting from the allocation was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the series 1-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the Original Issue Price by the then applicable Conversion Price, in effect on the date the certificate evidencing such share is surrendered for conversion. Under certain circumstances, such as stock splits, these shares are subject to stated Conversion Price Adjustments. Subsequent to July 31, 2000, the remaining 2,100,000 shares were designated as "Series 2-A Convertible Preferred Stock", which will be issued with rights, preferences and privileges as designated by the board of directors.

     Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of Common Stock at the then effective Conversion Price, immediately upon closing of a public offering of the Company's Common Stock with an aggregate gross proceeds of at least $10,000,000 and a per share price of at least five dollars, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock. The holder of each share of Series 1-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock issued upon conversion of the Series 1-A Preferred Stock. (See Note 6 - Subsequent Events for additional information.)

     On July 31, 2000, paid-in-capital totaled $46,731,057, an increase of $36,085,123 from $10,645,934 at January 31, 2000. This primarily reflects the recording of the issuance of preferred stock of $6,868,397, and the related beneficial conversion feature and deemed dividend, the recording of $10,896,316 in compensation related to stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the recording of the issuance of common stock of $485,703, and the recording of $10,966,310 in compensation for marketing, investor relations and referral services in accordance with the Statement of Financial Accounting Standards #123, "Accounting for Stock-based Compensation." Stockholders equity is partially offset by deferred compensation of $16,538,686 as of July 31, 2000.

     In conjunction with expenses relating to the issuance of the "Series 1-A Convertible Preferred Stock", 235,985 warrants were granted at an exercise price of $6.00 per share and 150,706 warrants were granted at an exercise price of $2.50 per share.

     During the second quarter 120,000 warrants were granted at an exercise price of $2.00 per share, as compensation for services rendered. Ramin Kamfar, who subsequently was elected as a director of the Company, is a partner in a partnership that was awarded 60,000 warrants, of the 120,000 warrants granted, at an exercise price of $2.00 per share. As of July 31, 2000, 1,376,691 warrants and 1,977,784 options had been granted and were outstanding.

     In February 2000, the Company entered into a strategic relationship with U.S. West, Inc. of Denver, Colorado, pursuant to which the two firms agreed to make VSN available to U.S. West's business customers. U.S. West (now known as Qwest Communications) provides telecommunications and related services, wireless services, high-speed data and Internet services and directory services. U.S. West also agreed to make a minority equity investment in Vsource. In exchange for services to be rendered, Vsource granted to U.S. West 600,000 warrants with a three-year term, at an exercise price of $5.00. The terms of the distribution and marketing agreement are automatically renewable each year unless either party notifies the other of its intent to terminate the agreement, in writing, sixty calendar days prior to February 14th of the potential renewal year. When the warrants were granted, the Company's stock was valued at $17.50 per share, resulting in a charge to the Company of $8,412,000. In the six months ended July 31, 2000, the Company recognized $2,103,000 of this charge as a marketing expense. The Company plans to recognize the remaining $6,309,000 evenly on a quarterly basis as a marketing expense until February 14, 2002.



5.   BASIC  LOSS  AVAILABLE  TO  SHAREHOLDERS

     The Company has adopted SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
The loss available to common shareholders for the six months ended July 31, 2000 is the net loss for the period, adjusted for deemed dividends of preferred stock.


     The following table illustrates the calculation of basic and diluted earnings/(loss) per share:


     Net  loss                                            ($12,699,495)

     Less  -  discount  to  preferred  shareholders       (  6,868,397)
                                                          -------------

     Basic  loss  available  to  common  shareholders     ($19,567,892)
                                                          =============

Weighted average common shares outstanding for dilution purposes do not take into account the exercise of options or warrants because to do so would be antidilutive.

6.   SUBSEQUENT  EVENTS

     On August 29, 2000, the Company announced that it had received a commitment from a unit of Mercantile Capital Group, LLC, Northbrook, Illinois, to invest in and lead a private placement of Vsource Series 2-A Convertible Preferred Stock. The Company received $1,450,000 in August 2000, primarily from Vsource shareholders that had invested in earlier equity offerings. Additional funding is expected to close during the month of September 2000. Vsource will use the funds primarily to expand its operations, including capital equipment, technology and staffing. In addition, the funds will support new product development to ensure continued leadership in eProcurement technology. A portion of the funds will also be used to support marketing efforts.

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

RECENT  EVENTS

     In August 2000, the Company and IBM jointly announced an agreement between IBM Global Services and Vsource, Inc. for localization services, including language translations. The Company is a paying client of IBM, which has developed the training program for VSN users. Clients of the Company retain the services of IBM in order to train their staffs to use the VSN system. In addition, IBM and the Company have each agreed informally to make their respective clients aware of the other firm's services, where it seems appropriate for the client in question.

     In July 2000, the Company signed an agreement with First Data Merchant Services Corporation ("First Data") wherein First Data will provide certain electronic payment services to Vsource clients and their vendors through the Vsource VSN e-Procurement web site.

     In June 2000, Vsource, Inc. was the recipient of the Technology Leadership Award from Frost and Sullivan, being one of only three companies to receive recognition. Frost and Sullivan is a long established global leader in international market consulting and training.

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

     In February 2000, the Company entered into a strategic relationship with U.S. West, Inc. (now known as Qwest Communications) of Denver, Colorado, pursuant to which the two firms agreed to make VSN available to U.S. West's business customers. U.S. West also agreed to take a minority equity stake in Vsource. VSN is the first component of a comprehensive collection of services that Qwest Communications said it intends to launch in 2000. Qwest
Communications provides telecommunications and related services, wireless services, high-speed data and Internet services and directory services principally to customers in the states of Arizona, Colorado, Idaho, Iowa, Minnesota, Montana, Nebraska, New Mexico, North Dakota, Oregon, South Dakota, Utah, Washington and Wyoming.

MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  RESULTS OF OPERATIONS  - THREE MONTHS
ENDED  JULY  31,  2000,  COMPARED  TO  THE  THREE  MONTHS  ENDED  JULY 31, 1999:

REVENUE

     For the three months ended July 31, 2000, revenues were $62,500 compared to $3,925 in revenues during the three months ended July 31, 1999. This increase in revenues results from the Company's implementation of the pilot phase of the revenue generating process for the new Internet version of VSN. The Company has not begun to generate transaction fees, the anticipated primary source of revenue.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     For the three months ended July 31, 2000, general and administrative expenses were $1,384,923 (excluding $2,695,516 of stock-based compensation), up $1,145,573 or 479%, from $239,350 during the three months ended July 31, 1999. This increase was caused primarily by increased expenses associated with marketing, advertising, public relations, and executive staff.

RESEARCH  AND  DEVELOPMENT

     For the three months ended July 31, 2000, research and development expenses were $1,671,024 (excluding $1,219,560 of stock-based compensation), up $550,972 or 49.2%, from $1,120,052 during the three months ended July 31, 1999. This increase was caused primarily by implementation of a development effort associated with the Company's Internet version of VSN. These costs included the use of independent contractors, as well as the addition of technical employees in the Company's Seattle office. The Company does no work that would be considered pure research, or basic research.

STOCK  BASED  COMPENSATION

     For the three months ended July 31, 2000, recognition of stock based compensation was $3,915,076 while there were no expenditures for this area during the three months ended July 31, 1999. This increase resulted primarily by the issuance of stock options, warrants and stock for employee related compensation and in obtaining services for marketing, investor relations and referral fees.

NET  LOSS

     For the three months ended July 31, 2000, the net loss was $6,891,041 an increase of $5,535,564 or 408%, from the net loss of $1,355,477 during the three months ended July 31, 1999. This increase is a result of significantly increased marketing and advertising expenses, as well as significantly increased research and development expense and stock based compensation, as described above.

WEIGHTED  AVERAGE  COMMON  SHARES  OUTSTANDING  -  BASIC  AND  DILUTED

     For the three months ended July 31, 2000, the basic weighted average common shares outstanding were 15,844,809 up 3,613,407 or 29.5%, from 12,231,402 for the three months ended July 31, 1999. This increase resulted primarily from the issuance of 2,210,201 shares upon conversion of convertible notes and accrued interest, the issuance of 658,100 shares upon exercise of stock options, as well as the issuance of 757,720 shares in return for cash invested in the Company. Weighted average common shares outstanding for dilution purposes do not take into account the exercise of stock options or warrants because to do so would be anti-dilutive.

NET  LOSS  PER  COMMON  SHARE  -  BASIC  AND  DILUTED

     The basic net loss per common share for the three months ended July 31, 2000 was $0.43 per share, up $0.32 per share from a net loss of $0.11 per share for the three months ended July 31, 1999. This increase reflects the $5,535,564 increase in the net loss, partially offset by the increase of 3,613,407 shares in the basic weighted average outstanding common shares.

MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31, 2000, COMPARED TO THE SIX MONTHS ENDED JULY 31, 1999:

REVENUE

     For the six months ended July 31, 2000, revenues were $62,500, up $54,515 or 682% compared to $7,985 in revenues during the six months ended July 31, 1999. This increase in revenues results from the Company's implementation of the pilot phase of the revenue generating process for the new Internet version of VSN. The Company has not begun to generate transaction fees, the anticipated primary source of revenue.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     For the six months ended July 31, 2000, general and administrative expenses were $2,280,833 (excluding $5,448,406 of stock-based compensation), up $1,703,837, or 295%, from $576,996 during the six months ended July 31, 1999. This increase was caused primarily by the increase of expenses associated with marketing, advertising, public relations, and executive staff.

RESEARCH  AND  DEVELOPMENT

     For the six months ended July 31, 2000, research and development expenses were $3,262,330 (excluding $1,821,008 of stock-based compensation), up $2,142,278 or 191% from $1,120,052 during the six months ended July 31, 1999. This increase was caused primarily by implementation of a development effort associated with the Company's Internet version of VSN. These costs included the use of independent contractors, as well as the addition of technical employees in the Company's Seattle office. The Company does no work that would be considered pure research, or basic research.

STOCK  BASED  COMPENSATION

     For the six months ended July 31, 2000, recognition of stock based compensation was $7,269,414 while there were no expenditures for this area during the six months ended July 31, 1999. This increase was caused by the issuance of options, warrants and stock primarily for employee related compensation, and in obtaining services for marketing, investor relations and referral fees.

NET  LOSS

     For the six months ended July 31, 2000, the net loss was $12,699,495, an increase of $11,010,432 or 652%, from the net loss of $1,689,063 during the six months ended July 31, 1999. This increase is a result of significantly increased marketing and advertising expenses, as well as significantly increased research and development expense and stock based compensation, as described above.

WEIGHTED  AVERAGE  COMMON  SHARES  OUTSTANDING  -  BASIC  AND  DILUTED

     For the six months ended July 31, 2000, the basic weighted average common shares outstanding were 15,826,197, up 3,594,795 or 29.4%, from 12,231,402 for the six months ended July 31, 1999. This increase resulted primarily from the issuance of 2,118,269 shares upon conversion of convertible notes and accrued interest, the issuance of 22,000 shares upon exercise of stock options, as well as the issuance of 612,344 shares in return for cash invested in the Company. Weighted average common shares outstanding for dilution purposes do not take into account the exercise of stock options or warrants because to do so would be anti-dilutive.

NET  LOSS  PER  COMMON  SHARE  -  BASIC  AND  DILUTED

     The basic net loss per common share for the six months ended July 31, 2000 was $1.24 per share, up $1.10 per share from a net loss of $0.14 per share for the six months ended July 31, 1999. This increase reflects the $11,010,432 increase in the net loss and the return of equity to preferred stockholders of $6,868,397, created by the beneficial conversion feature, partially offset by the increase of 3,594,795 shares in the basic weighted average outstanding common shares.


MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT JULY 31, 2000, COMPARED TO JANUARY 31, 2000:

CASH

     On  July  31,  2000, cash totaled $753,425, down $4,453,742, or 85.5%, from
$5,207,167 at January 31, 2000. This decrease reflects the funds used for operations during the six months ended July 31, 2000, net of proceeds from the sale of preferred stock in private transactions during that period.

ACCOUNTS  RECEIVABLE

     On July 31, 2000, accounts receivable were $50,000 and on January 31, 2000, there were no accounts receivable. This reflects that the Company is approaching the completion of development of its main product, VSN, and has just begun generating revenues and receivables from the product.

EMPLOYEE  RECEIVABLES
     On  July  31,  2000,  employee receivables totaled $147,680, up $37,833, or
34.4%  from  $109,847 at January 31, 2000.   This increase results from advances
to  employees,  net  of  partial  repayments.

PREPAID  EXPENSES

     On July 31, 2000, prepaid expenses totaled $174,005 as compared to no balance at January 31, 2000. This increase primarily reflects prepaid fees of $174,005 that will be expensed in the current year.

TOTAL  CURRENT  ASSETS

     On July 31, 2000, total current assets totaled $1,125,110, down $4,191,904, or 78.8%, from $5,317,014 at January 31, 2000. This decrease reflects the use of cash to fund operations during the quarter.

FIXED  ASSETS

     On July 31, 2000, fixed assets totaled $590,582, an increase of $350,374, or 145.9%, from $240,208 at January 31, 2000. This increase reflects the addition of equipment and software needed to accommodate the increase in the development and marketing of VSN.

ACCUMULATED  DEPRECIATION

     On July 31, 2000, accumulated depreciation totaled $65,137, up $47,429, or 267.8%, from $17,808 at January 31, 2000. This increase reflects the addition of normal depreciation expense for the six months ended July 31, 2000.

PROPERTY  AND  EQUIPMENT,  NET

     On July 31, 2000, property and equipment, net totaled $525,445, up $302,945, or 136.2%, from $222,500 at January 31, 2000. This increase primarily reflects the addition of equipment and software needed to accommodate the increase in the development and marketing of VSN, net of depreciation expense recorded for the period.

OTHER  ASSETS

     On July 31, 2000, other assets totaled $976, up $95, or 10.8% from $881 at January 31, 2000. This increase reflects an additional rental deposit for additional space, net of normal amortization of organizational expenses for the six months ended July 31, 2000.

TOTAL  ASSETS

     On  July 31, 2000, total assets were $1,651,531, down $3,888,864, or 70.2%, from $5,540,395 at January 31, 2000. This change primarily reflects cash used in research and development costs, and general and administrative expenses associated with the development and marketing of VSN.

ACCOUNTS  PAYABLE

     On  July  31, 2000, accounts payable were $633,377, up $385,905, or 155.9%, from $247,472 at January 31, 2000. This change is primarily a result of increased amounts due independent contractors involved in development of the Internet version of VSN, and also amounts due for marketing, advertising and legal expenses.

ACCRUED  LIABILITIES

     On July 31, 2000, accrued liabilities were $40,983, down $59,954, or 59.4%, from $100,937 at January 31, 2000. This change resulted primarily from the decrease in accrued wages and related compensation expenses.

CONVERTIBLE  NOTES  PAYABLE

     On July 31, 2000, convertible notes payable were $150,000, remaining the same as at January 31, 2000. Interest accrued on this liability is included in accrued liabilities.

LIABILITIES  RELATED  TO  THE  PRIVATE  PLACEMENT  OF  PREFERRED  STOCK

     On July 31, 2000, liabilities related to private placement of preferred stock were zero, as compared to liabilities of $6,002,500 at January 31, 2000. This is due to the reclassification to equity and issuance of 2,802,000 shares of Series 1-A Preferred Stock in April 2000. As of January 31, 2000, the Company had received $6,002,500 in cash associated with the private placement, which it treated as a liability until the transaction was completed and the preferred stock was issued.


TOTAL  CURRENT  LIABILITIES

     On  July  31,  2000,  total  current  liabilities  totaled  $824,360,  down
$5,676,549,  or  87.3%,  from  $6,500,909  at  January  31, 2000. This reduction reflects the reclassification of liabilities related to the private placement of preferred stock in the amount of $6,002,500 to equity as preferred stock, partially offset by the increase in accounts payable of $385,905 and a decrease in accrued liabilities of $59,954.

PREFERRED  STOCK,  $0.01  PAR  VALUE

     On July 31, 2000, preferred stock totaled $27,252 versus no preferred stock at January 31, 2000. This reflects the issuance of 2,802,000 new preferred shares less 76,768 shares converted to common shares during this period. All of the shares were issued in return for cash invested in the Company.

COMMON  STOCK,  $0.01  PAR  VALUE

     On July 31, 2000, common stock totaled $159,142. This reflects the issuance of 107,018 shares of common stock during the six months ended July 31, 2000, up $1,071 from the value of common stock, $0.01 par value, on January 31, 2000.


ADDITIONAL  PAID-IN-CAPITAL

     On  July  31,  2000, paid-in-capital totaled $46,731,057, up $36,085,123 or
339%, from $10,645,934 at January 31, 2000. This increase reflects the value (in excess of par) of the new preferred shares issued during the period, of which 2,725,232 preferred shares were issued in return for cash invested in the Company, and 107,018 common shares were issued for cash and services. This primarily reflects the recording of additional paid in capital for common stockholders' of $6,868,397 related to the beneficial conversion feature of preferred stock, compensation of $10,896,316 related to stock options granted to employees in accordance with the Statement of Financial Accounting Standards #123, accounting for stock-based compensation, and $10,966,310 in compensation for marketing, investor relations and referral services.

DEFERRED  COMPENSATION

     On July 31, 2000, deferred compensation was $16,538,686, up $14,757,869, or 828.7% from $ 1,780,817 at January 31, 2000. This change was due to the granting of stock options to employees as employment incentives and bonuses, and compensation for marketing, investor relations and referral services.

ACCUMULATED  DEFICIT

     On July 31, 2000, the accumulated deficit was $29,372,796 up $19,567,892 or 200% from $9,804,904 at January 31, 2000. This change resulted from a net loss of $12,699,495 during the six months ended July 31, 2000 and the recognition of a deemed dividend to preferred stockholders of $6,868,397.

NOTES  RECEIVABLE  FROM  THE  SALE  OF  STOCK

     On July 31, 2000, notes receivable from the sale of stock totaled $178,798. This amount is used to offset the balance in stockholders' equity. These notes are receivable from officers who exercised stock options during a prior period. The Company's stock option program provides several alternative methods of paying for shares acquired through exercise of stock options, and one of those alternatives is to provide a demand note payable to the Company, in the amount of the purchase.

TOTAL  STOCKHOLDERS'  EQUITY/(DEFICIT)

     On July 31, 2000, total stockholders' equity was $827,171, up $1,787,685, or 186.1%, from a deficit of $960,514 at January 31, 2000. This change resulted primarily from increases in preferred stock and paid-in-capital of $36,085,123 offset by an increase in deferred compensation of $14,757,869, the recognition of a deemed dividend to preferred stockholders of $6,868,397, and the net loss of $12,699,495 during the six months ended July 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had $62,500 of revenue during the six months ended July 31, 2000, in addition to small amounts of interest income, and certain non-recurring items. While the Company expects to generate revenue in the future, it is currently entirely dependent on investor funds. At July 31, 2000, the Company had cash balances totaling $753,425, primarily as a result of its private placement of preferred stock during the first quarter of 2000 offset by current operating activity. The Company is currently expending approximately $800,000 per month of cash and cash equivalents. The Company has received a commitment from a unit of Mercantile Capital Group, L.L.C. to invest and lead a private placement of Vsource convertible preferred stock projected to raise up to $11 million of which the Company received $1,450,000 in August 2000. (See Note 6 - Subsequent Events) With the additional funding, with anticipated revenue from current clients only and at the current rate of expenditure, management expects those funds to last through October 2001. Without additional capital or revenues, and at the current expenditure rate, management expects funds to last through October 2000.

     The Company's principal sources of cash and cash equivalents were derived from private sales of the Company's equity and debt securities. The main source of funds for the Company from the date of inception through July 31, 2000, other than the sale of equity and debt securities, has been from sales of the earlier software products. $12,500 was derived from such sales made in the six months ended July 31, 2000.

     The Company anticipates client revenues to begin increasing during the twelve-month period from August 1, 2000 to July 31, 2001. In July 2000, the Company initiated a private equity offering that is anticipated to complete funding during the period ending October 31, 2000. There can be no assurances that the Company will raise funds as anticipated, beyond the $1,450,000 described above, or that the Company will begin generating additional revenue from clients. If client revenues or the private equity offering do not materialize on schedule, the Company has a contingent plan of cash conservation that will allow it to operate through the remaining quarters of the current year. The Company has not begun to generate transaction fees, the anticipated primary source of revenue.

     The Consolidated Statements of Cash Flows for the six months ended July 31, 2000, and six months ended July 31, 1999 show that net losses were $12,699,495 and $1,689,063, respectively, with the issuance of preferred stock for cash of $893,917, partially offsetting the cash requirement. A non-cash entry was made for the period ended July 31, 2000 to recognize the conversion of liabilities related to the private placement of preferred stock in the amount of $6,002,500 to equity as preferred stock. In addition, a non-cash accounting entry of $22,026,983 was made to increase additional paid-in capital, with an offsetting entry of $7,269,414 for compensation expense, and $14,757,869 to deferred compensation. This did not offset any cash requirement directly or indirectly, and there was no such cash or other consideration paid as compensation in the period.

RESEARCH  AND  DEVELOPMENT  FOR  THE  FISCAL  YEAR  ENDING  JANUARY  31,  2001

     During the fiscal year ending January 31, 2001, it is expected that approximately $6,500,000, excluding stock based compensation, will be spent on product development. The Company does not expect to expend any resources in basic research. Additional work is being done to enhance the present system. Developments will make the system more flexible, and allow additional options for the user to modify portions of the system to better meet the unique needs of each particular user's business. Other enhancements will add new capabilities to the system in the future. No assurance can be given that the Company will have the resources necessary to conduct this product development.

FACTORS  THAT  MAY  AFFECT  FUTURE  PERFORMANCE

RISKS  RELATED  TO  THE  COMPANY'S  BUSINESS

NEED FOR ADDITIONAL CAPITAL: The Company has recorded substantial operating losses and, as of July 31, 2000, has an accumulated deficit of approximately $29.4 million. If the Company is to sustain its current rate of development and operating expenditures, it must generate additional capital in the third quarter of the fiscal year ending January 31, 2001. The Company currently has less than 10 clients under contract. During the second quarter three of these clients together generated a small amount of revenue from the initial phases of contract implementation. It is expected that current and newly added clients will produce significantly increased revenues during the third quarter, primarily from implementation fees. However, in total, these revenues will not contribute materially to the Company's immediate capital requirement. In recognition of this capital need, in July 2000 the Company entered into a preliminary agreement with a private investment firm wherein that firm would invest in and lead an equity offering of up to $11 million. Approximately $1.4 million of the offering was funded in August 2000. The remaining funding is expected to close in September 2000. (See Note 6 - Subsequent Events for additional information.)

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

     RISKS OF EARLY STAGE COMPANY; NEW, RAPIDLY CHANGING MARKET: NEED TO ATTRACT LARGE CORPORATIONS: The market for Internet applications and services is at an early stage, and changing rapidly. Internet procurement is a relatively new market. Its rate of growth and change is unpredictable, as is the nature of this change. The Company will encounter the risks and difficulties often encountered by early-stage companies in new and rapidly evolving markets. The Company's initial success will depend upon attracting several large, technologically advanced corporations to use VSN, and their favorable results from this usage. Subsequent success will depend on the Company's ability to communicate these early successes to the marketplace, thus attracting significant numbers of other businesses and buying organizations. No assurance can be given that the Company will be successful in the marketplace, or if successful, that it will attract significant numbers of clients. There can be no assurance that an adequate demand for, and usage of, the Company's products will develop.

     COMPLEX IMPLEMENTATION AND INTEGRATION OF VIRTUAL SOURCE NETWORK MAY IMPEDE MARKET PENETRATION: The installation of VSN, including integration with a client's systems currently in use, can be a complex, time consuming and expensive process. While the Company is designing a simplified version for use by smaller organizations with limited enhancement capabilities and, as a result, a low cost associated with its implementation, the Company anticipates that its initial customers will be mid-sized or larger organizations that will require that VSN undergo substantial customization to meet their needs. These firms will also likely require that VSN be integrated with existing internal Enterprise Resource Planning (ERP) and other operational systems. The Company's management estimates that the installation and integration process may take anywhere from one month to six weeks or longer in some cases, depending on the size of the client, the complexity of its operations, the configurations of its current computer systems, and other systems projects that compete for the time and attention of the Information Technology departments of the clients. Management also expects that most integration projects in larger companies will involve various integrators as outside systems consultants to the client. The Company's ability to continually enhance the features of VSN, in response to client's widely differing needs, is yet to be proven. The Company's ability to develop a simplified version for smaller businesses that is inexpensive to implement is also unproven. As a result, VSN may not achieve significant market penetration in the near future, or ever.

     LARGE OPERATING LOSSES EXPECTED TO CONTINUE: As discussed above, the Company has accumulated substantial net losses through July 31, 2000. Since inception, the Company has not had material revenues, and has recognized only a small amount of revenue from the Internet version of VSN. The Company expects to derive the majority of its revenues from VSN fees over the next five years. In addition, provided that revenues develop more or less as expected, the Company expects to spend a substantial portion of revenues during the next two or three years on marketing, sales, technology development, training and administration. There can be no assurance that the Company will be able to fund these expenses.

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

     LONG SALES CYCLE FOR LARGE CORPORATE ACCOUNTS COULD CAUSE DELAYS IN REVENUE
GROWTH: The Company's sales cycles for large corporate accounts may take many months to complete and may vary from contract to contract. Further, the Company expects that a large number of then Company's clients may be introduced to VSN through such large accounts. Lengthy sales cycles for large corporate accounts could cause delays in revenue growth, and result in significant fluctuations in the Company's quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including the internal decision-making process of the potential customer and the level of competition that the Company encounters in its selling activities. Additionally, since the market for business-to-business e-commerce is relatively new, the Company believes that it will have to educate many potential customers about the use and benefits of the Company's products and services, which can in turn prolong the sales process. The Company has provided access to VSN on a trial basis for customer evaluation, which again may prolong the sales process. Sales made through third parties, such as the Company's alliance partners, can further extend sales cycles.

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

     .  inconsistent  growth,  if  any,  of  the  Company's  client  base

     .  loss  of  key  customers  or  strategic  partners

     .  timing  of  the  recognition  of  revenue  for  large  contracts

     .  variations in the dollar volume of transactions effected through VSN

     .  intense  and  increased  competition

     . introductions of new services or enhancements, or changes in pricing policies, by the Company and it's competitors

     .  the  Company's  ability  to  control  costs

     .  reliable  continuity  of  VSN  availability

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

     COMPETITIVE "BUSINESS-TO-BUSINESS" INTERNET COMMERCE MARKET; EFFECT ON MARKET SHARE AND BUSINESS: The market for VSN is very competitive, evolving and subject to rapid technological change. Intensity of competition is likely to increase in the future. Increased competition from new competitors is likely to result in loss of market share, which could negatively impact the Company's business. Competitors vary in size, and in the scope and breadth of the products and services offered. VSN will encounter competition from Ariba, Clarus, Commerce One, GE Information Services, i2 Technologies, Intelisys, PurchasePro, TRADE'ex Electronic Commerce Systems and other eProcurement competitors. VSN may also encounter competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP who are not presently considered to be direct competitors, but who have announced intentions to enter into the market. In addition, because there are relatively low barriers to entry in this market, additional competition from other established and emerging companies may develop.

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

     VIRTUAL SOURCE NETWORK REVENUES EXPECTED FROM A LIMITED NUMBER OF CLIENTS, MEANING INCREASED POTENTIAL IMPACT OF CUSTOMER LOSS: The Company expects that VSN revenues, if any, during the current fiscal year will come from a small number of clients, perhaps as few as 20 or less. The loss of customers or a change in a client's budget could have a substantial negative impact on the business of the Company.

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

     To date there has been no significant vendor resistance to joining the new Internet version of VSN. During 1996 and 1997, however, the Company found significant vendor resistance to joining the PC version of VSN. Vendors, at the time, viewed VSN as increasing competitive price pressure. They also saw an increased possibility of losing customers to lower cost vendors not previously competing for the business. Additionally, the non-Internet version was more difficult for vendors to operate.

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

     INABILITY TO ACCURATELY PREDICT USAGE RATES AND DIFFICULTY IN ADAPTING SYSTEMS IN A TIMELY MANNER: Traffic in the Company's procurement network may increase to the point where the Company must expand and upgrade some of its transaction processing systems and procurement network hardware and software. While the Company's systems are scalable and can be expanded, that flexibility is limited. The Company may not be able to accurately predict the rate of increase in the usage of its procurement network. This may affect the Company's timing and ability to expand and upgrade its systems and procurement network hardware and software capabilities to accommodate increased use of its procurement network. If the Company does not upgrade its systems and procurement network hardware and software in a timely fashion, the Company may experience downgraded service, interruptions or delays that could damage its business reputation, relationship with clients and its operating results. It might also be forced to delay bringing additional customers onto the VSN system until such upgrades are completed

     RISKS OF INTERNATIONAL OPERATION: The Company is exploring international markets and considering the expansion of its operations and marketing efforts to include international markets. If the Company should elect to expand into such markets, it would be confronted with risks including:

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

          -  seasonal  fluctuations  in  business  activity

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

     In connection with the sales of the Series 1-A Convertible Preferred Stock, the Company has issued warrants to purchase an aggregate 506,691 shares of common stock at exercise prices ranging from $2.00 to $6.00 as additional finder's fees and commissions and for other services in connection with the offering. No underwriters were used, and no commissions were paid. The warrants were issued, or will be issued, to seven consultants and as a private placement exempt from registration under Section 4(2) of the Securities Act. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each warrant and each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

     In July 2000, the Company approved a stock option plan ("Plan"). The Plan authorizes the grant of Incentive Stock Options and Nonstatutory Stock Options covering an aggregate of 795,000 shares of the Company's common stock (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock spits and certain other corporate events.) The Plan expires on July 6, 2010, unless it is sooner terminated or suspended by the board. The Plan is not subject to any provisions of the Employee Retirement Income Security act of 1974.

Item  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     There were no defaults upon senior securities during the six months ended July 31, 2000.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the six months ended July 31, 2000, the following matters were submitted to a vote of security holders:

     At the annual meeting of shareholders held July 7, 2000, shareholders voted as follows by proxy or in person:

          Of the 18,532,777 shares outstanding and entitled to votes on the record date for the meeting, 16,668,123 shares were present in person or by proxy.

          The following nominees, being the only nominees, and having each received over a majority of the eligible votes, were elected as directors of the Corporation until the next annual meeting or their successors are duly elected and qualified:

          Robert  C.  McShirley
          Samuel  E.  Bradt
          Scott  T. Behan
          Robert  N.  Schwartz
          Ramin  Kamfar

          The resolution to reincorporate the Corporation in Delaware was approved by 10,795,408 votes in favor and 34,812 votes against.

          The resolution to ratify the appointment of Grant Thornton LLP as the Corporation's independent public accountants was approved by 16,573,943 votes in favor and 44,139 votes against.

Item  5.     OTHER  INFORMATION

RECENT  SALE  OF  UNREGISTERED  SECURITIES

     During the period November 1999 to July 2000, the Company issued or committed to issuing warrants to purchase an aggregate of 1,376,691 shares of common stock at exercise prices which range from $2.00 to $25.00 in exchange for financial consulting and distribution and marketing services. No underwriters were used, and no commissions were paid. The warrants were issued or will be issued as a private placement exempt from registration under Section 4(2) of the Securities Act. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each warrant and each stock certificate when issued. Each warrant holder had ample access to the kind of information from the Company that a registration statement would include.

AMENDMENT  OF  THE  ARTICLES  OF  INCORPORATION

     On September 7, 2000, the Company filed a Certificate of Designation with the Nevada Secretary of State designating 2,100,000 shares of preferred stock Series 2-A Convertible Preferred Stock in anticipation of the closing of a private placement. The Certificate of Designation sets forth the rights, preferences and privileges of such shares of preferred stock but does not otherwise amend the articles of incorporation.


Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS:

             3.1 Articles of Incorporation. Incorporated herein by reference from Exhibit 2.1 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-6563).

             3.2 Certificate of Designation. Incorporated herein by this reference from Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 filed on May 11, 2000 (SEC File No. 000-30326).

             3.3     Certificate  of  Designation.

            27.1     Financial  Data  Schedule (1)

            99.1     Vsource,  Inc.  2000  Stock  Option  Plan

     (b)    REPORTS  ON  FORM  8-K

            None.



--------------------------
(1) This exhibit is being filed electronically in the electronic format specified by EDGAR.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSOURCE,  INC.


By:  /s/  Robert  C.  McShirley
   -----------------------------

     Robert  C.  McShirley
     President  and  Chief  Executive  Officer
     (Principal  Executive  Officer)

Date:  September  14,  2000


By:  /s/  Sandford  T.  Waddell
   -----------------------------

     Sandford  T.  Waddell
     Chief  Financial  Officer  and  Secretary
     (Principal  Accounting  Officer)

Date:  September  14,  2000

                                  EXHIBIT INDEX

EXHIBIT                                                             SEQUENTIALLY
NUMBER               DESCRIPTION                                   NUMBERED PAGE

     3.1 Articles of Incorporation. Incorporated herein by reference from Exhibit 2.1 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-6563).

     3.2 Certificate of Designation. Incorporated herein by this reference from Exhibit 3.2 to Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 filed on May 11, 2000 (SEC File No. 000-30326).

     3.3     Certificate  of  Designation.

    27.1     Financial  Data Schedule (2)

    99.1     Vsource,  Inc.  2000  Stock  Option  Plan




-------------------------
(2) This exhibit is being filed electronically in the electronic format specified by EDGAR.