Form 10QSB/A
period 2000-07-31
VSOURCE INC
filed 2000-09-25
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                                 AMENDMENT NO. 1
(Mark  One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31. 2000

                                       OR

[   ]     TRANSITION  REPORT PURSUANT TO SECTION 13 or 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


                         COMMISSION FILE NO.: 000-30326

                                  VSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)


                           NEVADA                   95-3538903
                (State or other jurisdiction     (I.R.S. Employer
            of incorporation or organization)     Identification No.)


          5740 RALSTON STREET, SUITE 110
                VENTURA, CALIFORNIA                         93003
        (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code:  (805) 677-6720

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  X     No
              ---       ---

Number  of  shares of Common Stock, par value $.01, outstanding as of August 29,
2000     15,914,189

Number  of  shares  of  Series  1-A  Convertible Preferred Stock, par value $.01
outstanding  as  of  August  29,  2000     2,725,232

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [  ]  No [X]

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item  1.  FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . . . . . . .    1
Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . . . . . . .    7


                           PART II - OTHER INFORMATION

Item  1.  LEGAL  PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .   23
Item  2.  CHANGES  IN  SECURITIES . . . . . . . . . . . . . . . . . . . . .   23
Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES. . . . . . . . . . . . . . . .   24
Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .   24
Item  5.  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .   24
Item  6.  EXHIBITS,  REPORTS  ON  FORM  8-K . . . . . . . . . . . . . . . .   25
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26
EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

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

     Less  - deemed dividend to preferred shareholders    (  6,868,397)
                                                          -------------

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

NET  LOSS  PER  COMMON  SHARE  -  BASIC  AND  DILUTED

     The basic net loss per common share for the six months ended July 31, 2000 was $1.24 per share, up $1.10 per share from a net loss of $0.14 per share for the six months ended July 31, 1999. This increase reflects the $11,010,432 increase in the net loss and the return of equity to preferred stockholders of $6,868,397, created by the deemed dividend to preferred shareholders, partially offset by the increase of 3,594,795 shares in the basic weighted average outstanding common shares.

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

PREFERRED  STOCK,  $0.01  PAR  VALUE

     On July 31, 2000, preferred stock totaled $27,252 versus no preferred stock at January 31, 2000. This reflects the issuance of 2,802,000 new preferred shares less 76,768 shares converted to common shares during this period. All of the shares were issued in exchange for cash invested in the Company.

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

DEFERRED  COMPENSATION

     On July 31, 2000, deferred compensation was $16,538,686, up $14,757,869, or 828.7% from $ 1,780,817 at January 31, 2000. This change was due to the granting of stock options to employees as employment incentives and bonuses, and compensation for marketing, investor relations and referral services. This is amortized over a period from one to three years, in accordance with the individual agreement terms.

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

     The Consolidated Statements of Cash Flows for the six months ended July 31, 2000, and six months ended July 31, 1999 show that net losses were $12,699,495 and $1,689,063, respectively, with the issuance of preferred stock for cash of $893,917, partially offsetting the cash requirement. A non-cash entry was made for the period ended July 31, 2000 to recognize the conversion of liabilities related to the private placement of preferred stock in the amount of $6,002,500 to equity as preferred stock. In addition, a non-cash accounting entry of $22,027,283 was made to increase additional paid-in capital, with an offsetting entry of $7,269,414 for compensation expense, and $14,757,869 to deferred compensation. This did not offset any cash requirement directly or indirectly, and there was no such cash or other consideration paid as compensation in the period.

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

FACTORS  THAT  MAY  AFFECT  FUTURE  PERFORMANCE:

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

     COMPLEX IMPLEMENTATION AND INTEGRATION OF VIRTUAL SOURCE NETWORK MAY IMPEDE MARKET PENETRATION: The installation of VSN, including integration with a client's systems currently in use, can be a complex, time consuming and expensive process. While the Company is designing a simplified version for use by smaller organizations with limited enhancement capabilities and, as a result, a low cost associated with its implementation, the Company anticipates that its initial customers will be mid-sized or larger organizations that will require that VSN undergo substantial customization to meet their needs. These firms will also likely require that VSN be integrated with existing internal Enterprise Resource Planning (ERP) and other operational systems. The Company's management estimates that the installation and integration process may take up to six weeks or longer in some cases, depending on the size of the client, the complexity of its operations, the configurations of its current computer systems, and other systems projects that compete for the time and attention of the Information
Technology departments of the clients. Management also expects that most integration projects in larger companies will involve various integrators as outside systems consultants to the client. The Company's ability to continually enhance the features of VSN, in response to client's widely differing needs, is yet to be proven. The Company's ability to develop a simplified version for smaller businesses that is inexpensive to implement is also unproven. As a result, VSN may not achieve significant market penetration in the near future, or ever.

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

     LONG SALES CYCLE FOR LARGE CORPORATE ACCOUNTS COULD CAUSE DELAYS IN REVENUE
GROWTH: The Company's sales cycles for large corporate accounts may take many months to complete and may vary from contract to contract. Further, the Company expects that a large number of the Company's clients may be introduced to VSN through such large accounts. Lengthy sales cycles for large corporate accounts could cause delays in revenue growth, and result in significant fluctuations in the Company's quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including the internal decision-making process of the potential customer and the level of competition that the Company encounters in its selling activities. Additionally, since the market for business-to-business e-commerce is relatively new, the Company believes that it will have to educate many potential customers about the use and benefits of the Company's products and services, which can in turn prolong the sales process. The Company has provided access to VSN on a trial basis for customer evaluation, which again may prolong the sales process. Sales made through third parties, such as the Company's alliance partners, can further extend sales cycles.

     QUARTERLY RESULTS MAY BE SUBJECT TO SIGNIFICANT FLUCTUATIONS; EXPECTATIONS OF INVESTORS AND ANALYSTS MAY NOT BE MET: The Company expects that its quarterly operating results will fluctuate significantly due to many factors, many of which are outside the control of the Company. Such factors include:

     -  demand  for  and  market  acceptance  of  VSN

     -  inconsistent  growth,  if  any,  of  the  Company's  client  base

     -  loss  of  key  customers  or  strategic  partners

     -  timing  of  the  recognition  of  revenue  for  large  contracts

     -  variations in  the dollar volume  of transactions  effected through  VSN

     -  intense  and  increased  competition

     - introductions of new services or enhancements, or changes in pricing policies, by the Company and it's competitors

     -  the  Company's  ability  to  control  costs

     -  reliable  continuity  of  VSN  availability

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

     INCOMPLETE DISASTER RECOVERY PLAN: The Company has developed a disaster recovery plan that is still in the implementation process. The Company has transferred its Web site operations to a facility in Seattle, Washington. The Bothell, Washington facility will initially serve as backup. A second phase of the plan will include a dedicated backup facility in another state. Until the second phase is completed there are risks of localized Internet failure, which could affect both Seattle and Bothell. The Company is also in the process of implementing redundancy and other improvements in its internal network operations. Until these improvements are completed, there will be risks of periodic network disruptions.

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

RISKS  RELATED  TO  THE  INTERNET  AND  E-COMMERCE

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

     UBSTANTIAL COSTS OF ANY SECURITIES LITIGATION COULD DIVERT LIMITED RESOURCES OF THE COMPANY: In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. The Company could become a target of similar securities litigation based upon the volatility of its stock in the marketplace. Litigation of this type could result in substantial costs and divert management's attention and resources.

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


VSOURCE,  INC.


By:  /s/  Robert  C.  McShirley
  -----------------------------

     Robert  C.  McShirley
     President  and  Chief  Executive  Officer
     (Principal  Executive  Officer)

Date:  September  25,  2000


By:  /s/  Sandford  T.  Waddell
  -----------------------------

     Sandford  T.  Waddell
     Chief  Financial  Officer  and  Secretary
     (Principal  Accounting  Officer)

Date:  September  25,  2000

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