Form 10QSB
period 2000-10-31
VSOURCE INC
filed 2000-12-15
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


                         COMMISSION FILE NO.: 000-30326
                                  VSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                       77-0557617
     (State or other jurisdiction                         (I.R.S.  Employer
   of incorporation or organization)                     Identification  No.)

       5740 RALSTON STREET, SUITE 110
           VENTURA, CALIFORNIA                                 93003
  (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code:  (805) 677-6720

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                             Yes  X  No
                                                                      ---    ---

Number of shares of Common Stock, par value $.01, outstanding as of December 4,
2000                                                                  16,237,964
Number  of  shares  of  Series  1-A  Convertible Preferred Stock, par value $.01
     outstanding  as  of  December  4,  2000                           2,686,848
Number  of  shares  of  Series  2-A  Convertible Preferred Stock, par value $.01
     outstanding  as  of  December  4,  2000                           1,672,328

Transitional  Small  Business  Disclosure  Format  (Check one):  Yes [ ]  No [X]

                                   TABLE OF CONTENTS
                                   -----------------


                                                                  Page
                                                                  ----
PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS                                        1
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                         9

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                          24
Item 2.  CHANGES IN SECURITIES                                      24
Item 3.  DEFAULTS UPON SENIOR SECURITIES                            25
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        25
Item 5.  OTHER INFORMATION                                          25
Item 6.  EXHIBITS, REPORTS ON FORM 8-K                              25
SIGNATURES                                                          27
EXHIBIT INDEX                                                       28

PART  I  -  FINANCIAL  INFORMATION

                                              VSOURCE, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                    October 31, 2000    January 31, 2000
                                                                      (unaudited)
                                                                   ------------------  ------------------
Current assets:
  Cash in bank                                                     $       8,154,474   $       5,124,399
  Restricted cash                                                            108,694              82,768
                                                                   ------------------  ------------------
  Total cash                                                               8,263,168           5,207,167

  Accounts receivable                                                        191,500                  --
  Notes receivable - officers and other                                      183,367                  --
  Prepaid expenses                                                           148,383                  --
                                                                   ------------------  ------------------
  Total current assets                                                     8,786,418           5,207,167

Property and equipment
  Fixed assets                                                               819,017             240,208
  Less:  accumulated depreciation                                           (121,564)            (17,708)
                                                                   ------------------  ------------------
  Property and equipment, net                                                697,453             222,500

Notes receivable - officers and other, non-current                            50,755             110,728
                                                                   ------------------  ------------------
                                                                   $       9,534,626   $       5,540,395
                                                                   ==================  ==================
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
  Accounts payable                                                 $         366,818   $         247,472
  Accrued liabilities                                                         79,087             100,937
  Convertible notes payable                                                  150,000             150,000
  Liabilities related to private placement of preferred stock                     --           6,002,500
                                                                   ------------------  ------------------
  Total current liabilities                                                  595,905           6,500,909

Shareholders' equity (deficit)
  Preferred stock Series 1-A ($0.01 par value, 2,900,000 shares authorized:  2,725,232 issued and outstanding;
         aggregate liquidation value is $6,813,080)                           27,252                  --

  Preferred stock Series 2-A ($0.01 par value, 2,100,000 shares authorized:  1,672,328 issued and outstanding;
         aggregate liquidation value is $10,719,622)                          16,723                  --

  Common stock ($0.01 par value, 50,000,000 shares
        authorized: 16,101,523 issued and outstanding)                       161,015             158,071
  Additional paid-in capital                                              63,955,951          10,645,934
  Deferred compensation                                                  (12,953,649)         (1,780,817)
  Accumulated equity (deficit)                                           (41,841,773)         (9,804,904)
    Less:  Notes receivable from the sale of stock                          (426,798)           (178,798)
                                                                   ------------------  ------------------
  Total shareholders' equity (deficit)                                     8,938,721            (960,514)
                                                                   ------------------  ------------------
                                                                   $       9,534,626   $       5,540,395
                                                                   ==================  ==================

                      The accompanying notes are an integral part of these statements.


                                               VSOURCE, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                                         For the three months ended
                                                                    October 31, 2000    October 31, 1999
                                                                   ------------------  ------------------
Revenue                                                            $         151,500   $           2,230

Expenses
  General and administrative (including
1,168,952 of stock based compensation for
the three month period ended October 31, 2000)                             2,017,562             226,745

  Research and development (including
1,210,201 of stock based compensation for
the three month period ended October 31, 2000)                             4,004,459           1,034,021
                                                                   ------------------  ------------------
                                                                           6,022,021           1,260,766
                                                                   ------------------  ------------------

Loss from operations                                                      (5,870,521)         (1,258,536)

Other income/(expense)
  Interest income                                                             36,023                  --
  Other income                                                                    --                  --
  Interest expense                                                            (3,698)                 --
                                                                   ------------------  ------------------
Loss before income taxes                                                  (5,838,196)         (1,258,536)

Provision for income taxes                                                        --                  --
                                                                   ------------------  ------------------
Net loss                                                           $      (5,838,196)  $      (1,258,536)
                                                                   ==================  ==================
Basic loss available to
  common stockholders                                              $     (12,468,976)  $      (1,258,536)
                                                                   ==================  ==================

Basic weighted average number of
  common shares outstanding:                                              15,969,038          14,339,164
                                                                   ==================  ==================
Net loss per share available to common stockholders

  Basic                                                            $           (0.78)  $           (0.09)
                                                                   ==================  ==================

  Diluted                                                          $           (0.78)  $           (0.09)
                                                                   ==================  ==================

                      The accompanying notes are an integral part of these statements.


                                               VSOURCE, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                                          For the nine months ended
                                                                    October 31, 2000    October 31, 1999
                                                                   ------------------  ------------------
Revenue                                                            $         214,000   $          10,215

Expenses
  General and administrative (including
6,617,357 of stock based compensation for
the nine month period ended October 31, 2000)                              9,746,801             803,742

  Research and development (including
3,031,209 of stock based compensation for
the nine month period ended October 31, 2000)                              9,087,797           2,154,073
                                                                   ------------------  ------------------
                                                                          18,834,598           2,957,815
                                                                   ------------------  ------------------
Loss from operations                                                     (18,620,598)         (2,947,600)

Other income/(expense)
  Interest income                                                             91,584                  --
  Other income                                                                 4,019                  --
  Interest expense                                                           (11,096)                 --
                                                                   ------------------  ------------------
Loss before income taxes                                                 (18,536,091)         (2,947,600)

Provision for income taxes                                                     1,600                  --
                                                                   ------------------  ------------------
Net loss                                                           $     (18,537,691)  $      (2,947,600)
                                                                   ==================  ==================
Basic loss available to
  common stockholders                                              $     (32,036,868)  $      (2,947,600)
                                                                   ==================  ==================

Basic weighted average number of
  common shares outstanding:                                              15,869,895          13,296,009
                                                                   ==================  ==================
Net loss per share available to common stockholders

  Basic                                                            $           (2.02)  $           (0.22)
                                                                   ==================  ==================

  Diluted                                                          $           (2.02)  $           (0.22)
                                                                   ==================  ==================

                      The accompanying notes are an integral part of these statements.


                                               VSOURCE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (UNAUDITED)

                                                                          For the nine months ended
                                                                    October 31, 2000    October 31, 1999
                                                                   ------------------  ------------------
Cash flows from operating activities:
  Net loss                                                         $     (18,537,691)  $      (2,947,600)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                            104,517             322,090
    Compensation expense for stock option grants                           3,775,099                  --
    Compensation expense for warrant grants                                5,708,810                  --
    Compensation expense for stock issued                                    164,656                  --
    Beneficial conversion feature                                                 --             241,753
    Issuance of stock and debt for services, expense
                reimbursements and accrued interest                               --             647,839
  Changes in assets and liabilities:
    (Increase)/decrease in accounts receivable                              (191,500)              3,590
    (Increase)/decrease in note receivables-officer and other               (183,367)                 --
    (Increase)/decrease in prepaid expenses                                 (148,383)             33,750
    (Increase)/decrease in note receivable
      -officers and other, non-current                                        59,312                 281
    Increase/(decrease) in accounts payable                                  119,345             250,953
    Increase/(decrease) in deferred revenue                                       --              (3,250)
    Increase/(decrease) in accrued expenses                                  (21,850)            (27,034)
                                                                   ------------------  ------------------
  Net cash used in operating activities                                   (9,151,052)         (1,477,628)

Cash flows from investing activities:
  Purchase of property and equipment                                        (463,269)           (151,088)
  Purchase of capitalized software                                          (115,540)                 --
  Advances to related parties                                               (248,000)            (52,833)
                                                                   ------------------  ------------------
  Net cash used in investing activities                                     (826,809)           (203,921)

Cash flows from financing activities:
  Proceeds from issuance of common stock                                   2,144,034           1,749,942
  Proceeds from issuance of preferred stock                               10,889,828                  --
  Proceeds from borrowings                                                        --              29,700
                                                                   ------------------  ------------------
  Net cash provided by financing activities                               13,033,862           1,779,642
                                                                   ------------------  ------------------
Net increase in cash                                                       3,056,001              98,093
                                                                   ------------------  ------------------
Cash at beginning of period                                                5,207,167              59,937
                                                                   ------------------  ------------------
Cash at end of period                                              $       8,263,168   $         158,030
                                                                   ==================  ==================
Supplemental disclosure:
Reclassification  of  liability  to equity                         $       6,002,500   $              --
Interest  Paid                                                     $              --   $              --
Income  Taxes                                                      $           1,600   $           1,600

                      The accompanying notes are an integral part of these statements.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 31,2000


1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES

     The interim consolidated financial statements as of October 31, 2000 have been prepared by Vsource, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the period presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated balance sheet at January 31, 2000 has been derived from the audited consolidated financial statements at that date. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Registration Statement on Form 10-SB (formerly Interactive Buyers Network International, Ltd.) and Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000 (File No. 000-030326).

USE  OF  ESTIMATES  IN  PREPARATION  OF  CONSOLIDATED  FINANCIAL  STATEMENTS

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities to prepare these financial statements in accordance with US GAAP. Accordingly, actual results may differ from those estimates.

LOSS  PER  SHARE

     Basic and diluted loss per share of common stock is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of diluted loss per share, as their inclusion would be antidilutive. See notes to consolidated financial statements as of January 31, 2000 and Notes 5 and 6.

REVENUE RECOGNITION

     Revenue is recognized for time and materials-based arrangements as services are performed and fixed fee arrangements on the percentage-of-completion method. Under this approach, revenues and gross profit are recognized as the work is performed, based on the ratio of costs incurred to total estimated costs, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Customer deposits represent the amount of customer payments received in advance Of services being performed. Transaction revenue, which the company has not yet begun to receive, will be accounted for in the period earned.

STOCK  BASED  COMPENSATION

     The Company accounts for stock based compensation using the intrinsic value based method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which allows companies to continue to recognize compensation expense pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date. Accordingly, employee compensation cost for stock options is measured as the excess of the fair market value over the exercise price at the measurement date.

2.     NOTES  RECEIVABLE  FROM  THE  SALE  OF  STOCK

     The Company has notes receivable related to the sale of stock from several officers, which totaled $426,798 as of October 31, 2000. The notes bear interest at the annual rates shown below. The notes were granted in connection with the purchase of stock or exercise of stock options as follows:

                                                                                        Balance as of
                  Date granted     Interest rate   Shares related       Date Due       October 31, 2000
               ------------------  --------------  --------------  ------------------  -----------------
Unsecured      May 15, 1999          6% per annum         636,100  On demand           $         178,798

Secured        September 19, 2000    8% per annum          39,002  September 15, 2003            248,000
                                                                                         ---------------

                                                                   Total               $         426,798
                                                                                         ---------------


3.     NOTES  RECEIVABLE  -  OFFICERS  AND  OTHER

     In October 2000, Robert C. McShirley, the Chief Executive Officer borrowed $400,000 from the Company in exchange for a secured ninety-day promissory note which bears interest at a rate of 8% per annum. In late October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving a balance of $150,000 plus interest. This note receivable is included in the current portion of Notes Receivable - officers and other. In addition, the Chief Operating Officer borrowed $50,000 from the Company in exchange for a two-year promissory note in such amount, which bears interest at a rate of 8% per annum. This note receivable is including in long-term portion of notes receivable-officers and other.

      The Company has issued loans and other advances to officers and other employees. The current Portion is $183,367 and the long-term Portion is $50,755 as of October 31, 2000. The notes are due from two to twenty-four months and bear interest at rates up to 8% per annum.

4.     CONVERTIBLE  NOTES  PAYABLE

     In November 1999, the Company issued $150,000 of 10% convertible notes due December 31, 2000 to certain investors. The notes are convertible into shares of restricted common stock at a per share price of $2.50. None of these notes had been converted as of October 31, 2000.

     The Company allocated a portion of the convertible notes to the embedded beneficial conversion feature in the convertible notes and credited paid-in capital. The portion allocated to the beneficial conversion feature was charged to interest expense at the date of issuance. The amount charged to interest expense related to convertible notes issued during the nine-month period ended October 31, 2000 was $11,096.

5.     SHAREHOLDERS'  EQUITY

     Common Stock - On October 31, 2000, there were 16,101,523 shares of common stock outstanding. This reflects the issuance of 294,352 shares of common stock during the nine months ended October 31, 2000, an increase of $2,944 from the value of common stock, $0.01 par value, on January 31, 2000.

     Preferred Stock - Effective February 24, 2000, the Company had 5,000,000 shares of preferred stock authorized and had designated 2,900,000 shares of the preferred stock "Series 1-A Convertible Preferred Stock" of which 2,802,000 shares were initially issued, with a conversion feature of $2.50 per share. The Company allocated all of the net proceeds from the issuance of the preferred stock to an embedded beneficial conversion feature. The recorded discount resulting from the allocation was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the Original Issue Price by the then applicable Conversion Price, in effect on the date the certificate evidencing such share is surrendered for conversion. Under certain circumstances, such as stock splits, these shares are subject to stated Conversion Price Adjustments. The remaining 2,100,000 shares were designated as "Series 2-A Convertible Preferred Stock", which will be issued with rights, preferences and privileges as designated by the board of directors.

     Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of Common Stock at the then effective Conversion Price, immediately upon closing of a public offering of the Company's Common Stock with an aggregate gross proceeds of at least $10,000,000 and a per share price of at least five dollars, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock. The holder of each share of Series 1-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock issued upon conversion of the Series 1-A Preferred Stock. Holders of the Series 1-A Convertible Preferred Stock are entitled to noncumulative dividends, if declared by the Board of directors, of $0.20 per share annually. In the event of a liquidation or dissolution of the Company, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive a preference amount for each outstanding share equal to $2.50 plus declared but unpaid dividends. (See Note 7 - Subsequent Events for additional information.)

     In conjunction with expenses relating to the issuance of the "Series 1-A Convertible Preferred Stock", 235,985 warrants were granted at an exercise price of $6.00 per share and 150,706 warrants were granted at an exercise price of $2.50 per share. During the quarter ended July 31, 2000, 120,000 warrants were granted at an exercise price of $2.00 per share, as compensation for services rendered. Ramin Kamfar, who subsequently was elected as a director of the Company, is a partner in a partnership that was awarded 60,000 warrants, of the 120,000 warrants granted, at an exercise price of $2.00 per share. As of October 31, 2000, 1,376,691 warrants and 1,977,784 options had been granted and were outstanding.

     In February 2000, the Company entered into a strategic relationship with U.S. West, Inc. (now known as Qwest Communications) of Denver, Colorado, pursuant to which the two firms agreed to make VSN available to Qwest's business customers. This relationship was terminated after the end of the third quarter. (See Note 7 subsequent events).

     Qwest provides telecommunications and related services, wireless services, high-speed data and Internet services and directory services. In exchange for services to be rendered and a nominal amount of cash, Vsource granted to Qwest 600,000 warrants with a three-year term, at an exercise price of $5.00. The terms of the distribution and marketing agreement are automatically renewable each year unless either party notifies the other of its intent to terminate the agreement, in writing, sixty calendar days prior to February 14th of the potential renewal year. When the warrants were granted, the Company's stock was valued at $17.50 per share, resulting in a charge to the Company of $8,412,000. In the nine months ended October 31, 2000, the Company recognized $3,154,500 of this charge as a marketing expense. The Company plans to recognize the remaining $5,257,500 as a marketing expense in the quarter ending January 31, 2001 due to the cancellation of this arrangement.

     During the period August 28, 2000 to September 18, 2000, the Company sold 1,672,328 shares of Series 2-A Convertible Preferred Stock to 25 accredited investors and received $10,719,623 less offering costs. Each share of preferred stock is convertible into one share of common stock at the election of the holder. Each purchaser also received a warrant to purchase common stock at an exercise price of $6.41 per share, with a five-year term. The aggregate of such shares of common stock is 145,550. No underwriters were used and offering costs were $531,792 including transfer agent fees, printing cost, legal fees and commissions or finders fees. The offering was a private placement made in accordance with Regulation D. All of the purchasers were accredited investors. No form of general solicitation or general advertising was used for any offer or sale. The investors represented their intention to acquire the shares for investment purposes only, and not with a view for resale or distribution, and appropriate restrictive legends were placed on each stock certificate issued pursuant to this offering.

     The Company is obligated to register the shares of Common Stock underlying the Series 2-A Preferred and the warrants held by the holders of the Series 2-A Preferred. This registration statement is a result of the Company's obligation to the holders of the Series 2-A Preferred. If this registration statement is not effective on or before January 16, 2001, the Company must issue to each holder of Series 2-A Preferred an additional warrant to purchase Common Stock in an aggregate amount equal to two percent (2%) of the registrable shares held by such holder for each thirty day period this registration statement is not effective by January 16, 2001. The additional warrants would have terms of five
(5)  years  and  an  exercise  price  of  $6.41  per  share.

     In connection with the sales of the Series 2-A Convertible Preferred Stock, the Company issued warrants to purchase an aggregate of 144,881 shares of common stock at exercise prices ranging from $6.41 to $6.69 as additional finder's fees, commissions and other services in connection with the offering. No underwriters were used, and no commissions were paid. The warrants were issued to two consultants and as a private placement exempt from registration under section 4(2) of the Securities Act. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view for resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be place on each warrant and each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

     The Company allocated $6,630,780 of the net proceeds from the issuance of the Series 2-A Preferred Stock to Common Stock as required by an embedded beneficial conversion feature. The deemed discount resulting from the allocation was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the series 2-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the Original Issue Price by the then applicable Conversion Price, in effect on the date the certificate evidencing such share is surrendered for conversion. Under certain circumstances, such as stock splits, these shares are subject to stated Conversion Price Adjustments.

     In September 2000, the Chief Financial Officer and the Chief Operating Officer each purchased shares of the Company's Series 2-A Convertible Preferred Stock for nominal cash and three-year promissory notes that bear interest at a rate of 8% per annum and principal amounts of $124,000 each. The preferred stock purchased was 19,501 for each officer. In connection with these transactions, they also each received a warrant to purchase 1,697 shares of common stock with an exercise price of $6.41 and a term of five years.

     On October 31, 2000, paid-in-capital totaled $63,955,951, an increase of $53,310,017 from $10,645,934 at January 31, 2000. This primarily reflects the recording of the issuance of preferred stock of $30,347,529, and the related beneficial conversion feature and deemed dividend, the recording of $9,677,123 in compensation related to stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", the recording of the issuance of common stock of $2,154,481, and the recording of $11,130,883 in compensation for marketing, investor relations and referral services in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation." Stockholders equity is partially offset by deferred compensation of $12,953,649 as of October 31, 2000.


6.     BASIC  LOSS  AVAILABLE  TO  SHAREHOLDERS

     The Company has adopted SFAS No. 128, "Earnings Per Share," which is effective for financial statements issued after December 15, 1997. The standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period.

The loss available to common shareholders for the three and nine months ended October 31, 2000 is the net loss for the period, adjusted for deemed dividends on preferred stock.


The following table illustrates the calculation of basic and diluted earnings/(loss) per share:


                                                     Nine months        Three months
                                                  ------------------  ----------------
Net loss                                          $    ( 18,537,691)  $ (   5,838,196)

Less - deemed dividend to preferred shareholders      (  13,499,177)   (    6,630,780)
                                                  ------------------  ----------------
Basic loss available to common shareholders       $    ( 32,036,868)  $  ( 12,468,976)
                                                  ==================  ================

Weighted average common shares outstanding for dilution purposes do not take into account the exercise of options or warrants because to do so would be antidilutive.

7.     SUBSEQUENT  EVENTS

     On November 8, 200O, the Company reincorporated in Delaware. In connection with the Company's reincorporation, the Company issued a warrant to purchase 1,500 shares of common stock at an exercise price of $13.00 as consideration for the name change of V-Source, Inc., a Delaware corporation (a corporation unrelated to Vsource, Inc.), to Arizon, Inc., a Delaware corporation. No underwriters were used, and no commissions were paid. The warrant was issued as a private placement exempt from registration under Section 4(2) of the Securities Act.

     On December 11, 2000 the Company announced that it's strategic relationship with Qwest had ended, citing that U.S. West had been acquired by Qwest and that their business strategy no longer met the objectives of the relationship with Vsource. In conjunction with the ending of this relationship, the balance of the previously Deferred warrant expense will be expensed fully in the forth quarter of this fiscal year in the amount Of $5,257,500.

     On December 14, 2000, the Company entered into an Agreement and Plan of Merger dated as of the same date, with OTT Acquisition Corp., a California corporation, Online Transaction Technologies, Inc., a California corporation ("OTT"), Colin P. Kruger and Michael Shirman (the "Merger Agreement"). The closing of the transactions under the Merger Agreement are expected to occur later in December 2000 (the "Closing"). The proposed merger is to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

     OTT is an Application Service Provider (ASP) that develops and hosts transaction solutions for public (many to many) and private (one to many) exchanges. Among the solutions that OTT brings to Vsource is LiquidMarketplace(TM), a complete suite of fully integrated transaction solutions, including auctions, fixed-price catalogs and RFQ engines. These solutions are identified as LiquidAuction(TM), LiquidCatalog(TM) and LiquidRFP(TM). This suite allows public exchange clients to handle both seller- and buyer-initiated transactions in their e-Marketplaces. OTT's private exchange solution, LiquidStore(TM), offers private catalog and auction functionality to LiquidMarketplace(TM) participants or stand-alone clients. In addition to offering a complete suite, OTT has developed proprietary modules and applications that reduce customization and deployment time and simplify integration.

     The aggregate purchase price payable at Closing is to be 1,130,950 shares of the Company's common stock. The number of shares was calculated from the Merger Agreement purchase price of $7,000,000, less $77,115 paid as certain warrants and options, divided by $6.1213 per share ("Acquisition Price", as calculated from the average closing price of a share of Company common stock for the 30 calendar days immediately prior to execution of the Merger Agreement). Such aggregate price shall be subject to adjustment based on reductions or increases in the net book value of the assets of OTT since September 30, 2000.

     In connection with the Closing, two key employees of OTT will enter into mutually agreeable employment contracts with the Company providing for, among other things, salaries of $125,000 and options to purchase 100,000 shares of the Company's common stock which vest over 24 months and have an exercise price of $6.41 per share.

     Twenty-five percent of the equity securities comprising the aggregate purchase price will be held for six months in an escrow (the "Escrow Securities"). The Escrow Securities and Company shares issued to OTT management shareholders will be the sole recourse for the Company for indemnification against claims and losses arising from breaches by OTT of representations and warranties or covenants made pursuant to the definitive agreements. Such representations and warranties shall terminate over varying periods. The Escrow Securities will be valued for purposes of any such indemnification at the Acquisition Price. OTT shareholders may at their option pay any such indemnity in cash in lieu of Escrow Securities.

     Closing of the transaction is contingent upon several conditions, including, without limitation, approval of OTT minority shareholders and warrant holders. This transaction will be recorded on the Purchase method of accounting.

8.   RELATED PARTY TRANSACTION

     In the quarter ended October 31, 2000, a sale was made to a related party. Ramin Kamfar is a member of the Board of directors of the Company and is also the Chief Executive Officer of New World Coffee, one of the customers with which a sale of $25,000.00

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT  EVENTS

      On October 30, 2000, the Common Stock, $0.01 par value per share, of Vsource, Inc., a Nevada corporation began trading on the NASDAQ National Market system under the ticker symbol "VSRC." The Company's Common Stock had previously been trading on the OTC Bulletin Board under the ticker symbol "VSRC.OB."

     In October 2000, the Company and IBM announced an alliance to provide eProcurement services to mid-sized companies. IBM agreed to establish a national practice to support the alliance.

     In October 2000, the Company announced that it had agreed to acquire Online Transaction Technologies, Inc., a web auction developer, in a stock for stock transaction. The acquisition had not yet been completed at the quarter ended October 31, 2000. (See Note 7 - Subsequent Events of the financial statements for the quarter ended October 31, 2000.)

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


MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 2000, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 1999:

REVENUE

     For the three months ended October 31, 2000, revenues were $151,500 compared to $2,230 in revenues, up $149,270 or 6,694%, during the three months ended October 31, 1999. This increase in revenues results from the Company's implementation of the pilot phase of the revenue generating process for the new Internet version of VSN. The Company has not yet begun to generate transaction fees, the anticipated primary source of revenue.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     For the three months ended October 31, 2000, general and administrative expenses were $2,017,562 (including $1,168,952 of stock-based compensation), up $1,790,817 or 790%, from $226,745 during the three months ended October 31, 1999. This increase was caused primarily by increased expenses associated with marketing, advertising, public relations, stock based compensation and executive staff.

RESEARCH  AND  DEVELOPMENT

     For the three months ended October 31, 2000, research and development expenses were $4,004,459 (including $1,210,201 of stock-based compensation), up $2,970,438 or 287%, from $1,034,021 during the three months ended October 31, 1999. This increase was caused primarily by implementation of a development effort associated with the Company's Internet version of VSN. These costs included the use of independent contractors, as well as the addition of technical employees in the Company's Seattle office. The Company does no work that would be considered pure research, or basic research.

NET  LOSS

     For the three months ended October 31, 2000, the net loss was $5,838,196, an increase of $4,579,660 or 364%, from the net loss of $1,258,536 during the three months ended October 31, 1999. This increase is a result of significantly increased marketing and advertising expenses, stock based compensation, as well as significantly increased research and development expense.

WEIGHTED  AVERAGE  COMMON  SHARES  OUTSTANDING  -  BASIC  AND  DILUTED

     For the three months ended October 31, 2000, the basic weighted average common shares outstanding were 15,969,038, up 1,629,874 or 11.4%, from 14,339,164 for the three months ended October 31, 1999. This increase resulted primarily from the issuance of 1,672,328 shares in return for cash invested in the Company, shares issued upon conversion of convertible notes and accrued interest, as well as the exercise of stock options. Weighted average common shares outstanding for dilution purposes do not take into account the exercise of stock options or warrants because to do so would be anti-dilutive.

NET  LOSS  PER  COMMON  SHARE  -  BASIC  AND  DILUTED

     The basic net loss per common share for the three months ended October 31, 2000 was $0.78 per share, up $0.69 per share from a net loss of $0.09 per share for the three months ended October 31, 1999. This increase reflects the $4,579,660 increase in the net loss, the return of equity to preferred stockholders of $6,630,780, created by the deemed dividend to preferred shareholders, and partially offset by the increase of 1,629,874 shares in the basic weighted average outstanding common shares.

MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 2000, COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 1999:

REVENUE

     For the nine months ended October 31, 2000, revenues were $214,000, up $203,785 or 1,995% compared to $10,215 in revenues during the nine months ended October 31, 1999. This increase in revenues results from the Company's implementation of the pilot phase of the revenue generating process for the new Internet version of VSN. The Company has not begun to generate transaction fees, the anticipated primary source of revenue.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     For the nine months ended October 31, 2000, general and administrative expenses were $9,746,801 (including $6,617,357 of stock-based compensation), up $8,943,059, or 1,113%, from $803,742 during the nine months ended October 31, 1999. This increase was caused primarily by the increase of expenses associated with marketing, advertising, public relations, stock based compensation and executive staff.

RESEARCH  AND  DEVELOPMENT

     For the nine months ended October 31, 2000, research and development expenses were $9,087,797 (including $3,031,209 of stock-based compensation), up $6,933,724 or 322% from $2,154,073 during the nine months ended October 31, 1999. This increase was caused primarily by implementation of a development effort associated with the Company's Internet version of VSN. These costs included the use of independent contractors, as well as the addition of technical employees in the Company's Seattle office. The Company does no work that would be considered pure research, or basic research.

NET  LOSS

     For the nine months ended October 31, 2000, the net loss was $18,537,691, an increase of $15,590,091 or 529%, from the net loss of $2,947,600 during the nine months ended October 31, 1999. This increase is a result of significantly increased marketing and advertising expenses, stock based compensation, as well as significantly increased research and development expense.

WEIGHTED  AVERAGE  COMMON  SHARES  OUTSTANDING  -  BASIC  AND  DILUTED

     For the nine months ended October 31, 2000, the basic weighted average common shares outstanding were 15,869,895, up 2,573,886 or 19.4%, from 13,296,009 for the nine months ended October 31, 1999. This increase resulted primarily from the issuance of 2,118,269 shares of common stock of the Company upon conversion of convertible notes and accrued interest, the issuance of 217,584 shares of common stock upon exercise of stock options, as well as the issuance of 236,084 shares of common stock in return for cash invested in the Company. Weighted average common shares outstanding for dilution purposes do not take into account the exercise of stock options or warrants because to do so would be anti-dilutive.

NET  LOSS  PER  COMMON  SHARE  -  BASIC  AND  DILUTED

     The basic net loss per common share for the nine months ended October 31, 2000 was $2.02 per share, up $1.80 per share from a net loss of $0.22 per share for the nine months ended October 31, 1999. This increase reflects the $15,590,091 increase in the net loss, the return of equity to preferred stockholders of $13,499,177, created by the deemed dividend to preferred shareholders, and partially offset by the increase of 2,573,886 shares in the basic weighted average outstanding common shares.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT OCTOBER 31, 2000, COMPARED TO JANUARY 31, 2000:

CASH

     On  October 31, 2000, cash totaled $8,263,168, up $3,056,001 or 58.7%, from
$5,207,167 at January 31, 2000. This increase reflects the proceeds from the sale of preferred stock in private transactions that closed September 18, 2000, in the net amount of $10,171,108, and is offset by a decrease in the funds used for operations during the nine months ended October 31, 2000.

ACCOUNTS  RECEIVABLE

     On October 31, 2000, accounts receivable were $191,500 and on January 31, 2000, there were no accounts receivable. This reflects that the Company is approaching the completion of development of its main product, VSN, and has just begun generating revenues and receivables from the product.

NOTES  RECEIVABLE  -  OFFICERS  AND  OTHER

     On  October  31,  2000, employee and other receivables totaled $183,367, up
from  no  balance  at January 31, 2000.   This increase results from advances to
officers  and  employees,  net  of  partial  repayments.

PREPAID  EXPENSES

     On October 31, 2000, prepaid expenses totaled $148,383 as compared to no balance at January 31, 2000. This increase primarily reflects prepaid fees of $148,383 that will be expensed in the next twelve months.

TOTAL  CURRENT  ASSETS

     On October 31, 2000, total current assets totaled $8,786,418, up $3,579,251 or 68.7%, from $5,207,167 at January 31, 2000. This increase reflects the net of proceeds from the sale of preferred stock in private transactions that closed September 18, 2000, in the net amount of $10,171,108, and is offset by a decrease in the funds used for operations during the nine months ended October 31, 2000.

FIXED  ASSETS

     On October 31, 2000, fixed assets totaled $819,017, an increase of $578,809, or 241%, from $240,208 at January 31, 2000. This increase reflects the addition of equipment and software needed to accommodate the increase in the development and marketing of VSN.

ACCUMULATED  DEPRECIATION

     On October 31, 2000, accumulated depreciation totaled $121,564, up $103,856, or 586.5%, from $17,808 at January 31, 2000. This increase reflects the addition of normal depreciation expense for the nine months ended October 31, 2000.


PROPERTY  AND  EQUIPMENT,  NET

     On October 31, 2000, property and equipment, net totaled $697,453, up $474,953, or 213.5%, from $222,500 at January 31, 2000. This increase primarily reflects the addition of equipment and software needed to accommodate the increase in the development and marketing of VSN, net of depreciation expense recorded for the period.

NOTES  RECEIVABLE  -  OFFICERS  AND  OTHER,  NON-CURRENT

     On October 31, 2000, other assets totaled $50,755, down $59,973, or 54.2%, from $110,728 at January 31, 2000. This decrease is due to the recognition of partial repayment on these notes receivable for the nine months ended October 31, 2000.

TOTAL  ASSETS

     On October 31, 2000, total assets were $9,534,626, up $3,994,231, or 72.1%, from $5,540,395 at January 31, 2000. This change primarily reflects cash proceeds from the private placement during the period, offset by cash used in research and development costs, and general and administrative expenses associated with the development and marketing of VSN.

ACCOUNTS  PAYABLE

     On October 31, 2000, accounts payable were $366,818, up $119,346, or 48.2%, from $247,472 at January 31, 2000. This change is primarily a result of increased amounts due independent contractors involved in development of the Internet version of VSN, and also amounts due for marketing, advertising and legal expenses.

ACCRUED  LIABILITIES

     On October 31, 2000, accrued liabilities were $79,087, down $21,850, or 21.6%, from $100,937 at January 31, 2000. This change resulted primarily from the decrease in accrued wages and related compensation expenses.

CONVERTIBLE  NOTES  PAYABLE

     On October 31, 2000, convertible notes payable were $150,000, remaining the same as at January 31, 2000. Interest accrued on this liability is included in accrued liabilities.

LIABILITIES  RELATED  TO  THE  PRIVATE  PLACEMENT  OF  PREFERRED  STOCK

     On October 31, 2000, liabilities related to private placement of preferred stock were zero, as compared to liabilities of $6,002,500 at January 31, 2000. This is due to the reclassification to equity and issuance of 2,802,000 shares of Series 1-A Preferred Stock in April 2000. As of January 31, 2000, the Company had received $6,002,500 in cash associated with the private placement, which it treated as a liability until the transaction was completed and the preferred stock was issued.

TOTAL  CURRENT  LIABILITIES

     On October 31, 2000, total current liabilities totaled $595,905, down $5,905,004, or 90.8%, from $6,500,909 at January 31, 2000. This reduction reflects the reclassification of liabilities related to the private placement of preferred stock in the amount of $6,002,500 to equity as preferred stock, partially offset by the increase in accounts payable of $119,346 and a decrease in accrued liabilities of $21,850.

PREFERRED  STOCK,  $0.01  PAR  VALUE

     On October 31, 2000, preferred stock for Series 1-A totaled $27,252 and stock for Series 2-A totaled $16,723 versus no preferred stock at January 31, 2000. This reflects the issuance of 2,802,000 new Series 1-A preferred shares less 76,768 shares converted to common shares during the nine-month period and the issuance of 1,672,828 shares of new Series 2-A preferred shares. All of the shares were issued in exchange for cash invested in the Company.

COMMON  STOCK,  $0.01  PAR  VALUE

     On October 31, 2000, common stock totaled $161,015, up $2,944, or 1.86%, from $158,071 at January 31, 2000. This reflects the issuance of 294,352 shares of common stock , $0.01 par value, during the nine months ended October 31, 2000.

ADDITIONAL  PAID-IN-CAPITAL

     On October 31, 2000, paid-in-capital totaled $63,955,951, up $53,310,017 or 500.8%, from $10,645,934 at January 31, 2000. This increase reflects the value (in excess of par) of the new preferred shares issued during the period, of which 4,398,060 preferred shares were issued in return for cash invested in the Company, and 294,352 common shares were issued for cash and services. This primarily reflects the recording of additional paid in capital for common stockholders' of $13,499,177 related to the beneficial conversion feature of preferred stock, compensation of $10,539,257 related to stock options granted to employees in accordance with the Statement of Financial Accounting Standards No. 123, accounting for stock-based compensation, and $10,966,310 in compensation for marketing, investor relations and referral services.

DEFERRED  COMPENSATION

     On October 31, 2000, deferred compensation was $12,953,649, up $11,172,832, or 326% from $ 1,780,817 at January 31, 2000. This change was due to the granting of stock options to employees as employment incentives and bonuses, and compensation for marketing, investor relations and referral services. This is amortized over a period from one to three years, in accordance with the individual agreement terms.

ACCUMULATED  DEFICIT

     On October 31, 2000, the accumulated deficit was $41,841,773 up $32,036,869 or 326% from $9,804,904 at January 31, 2000. This change resulted from a net loss of $18,537,691 during the nine months ended October 31, 2000 and the recognition of a deemed dividend to preferred stockholders of $13,499,177.

NOTES  RECEIVABLE  FROM  THE  SALE  OF  STOCK

     On October 31, 2000, notes receivable from the sale of stock totaled $426,798, up $248,000 from $178,798 at January 31, 2000. This amount is used to offset the balance in stockholders' equity. These notes are receivable from officers who exercised stock options during the current period, and in a prior period. The Company's stock option program provides several alternative methods of paying for shares acquired through exercise of stock options, and one of those alternatives is to provide a demand note payable to the Company, in the amount of the purchase.

TOTAL  STOCKHOLDERS'  EQUITY/(DEFICIT)

     On October 31, 2000, total stockholders' equity was $8,938,721, up $9,899,235, or 1,031%, from a deficit of $960,514 at January 31, 2000. This change resulted primarily from increases in preferred stock and paid-in-capital of $53,356,936 offset by an increase in deferred compensation of $11,172,832, the recognition of a deemed dividend to preferred stockholders of $13,499,177, the increase in notes receivable relating to the sale of stock of $248,000 and the net loss of $18,537,691 during the nine months ended October 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company had $214,000 of revenue during the nine months ended October 31, 2000, in addition to small amounts of interest income, and certain non-recurring items. While the Company expects to generate revenue in the future, it is currently entirely dependent on investor funds. At October 31, 2000, the Company had cash balances totaling $8,263,168, primarily as a result of its private placement of preferred stock during the first and third quarters of 2000 offset by current operating activity. The Company is currently expending approximately $900,000 per month of cash and cash equivalents. With anticipated revenue from current clients only and at the current rate of expenditure, management expects those funds to last through July 2001.

     The Company's principal sources of cash and cash equivalents were derived from private sales of the Company's equity and debt securities. The main source of funds for the Company from the date of inception through October 31, 2000, other than the sale of equity and debt securities, has been from implementation fees. $214,000 was derived from such sales made in the nine months ended October 31, 2000. The Company has not yet begun to generate transaction fees, the anticipated primary source of revenue.

     The Company anticipates client revenues to continue increasing during the twelve-month period from November 1, 2000 to October 31, 2001. In September 2000, the Company completed a private equity offering and received $10,719,623 less offering costs of $531,792. There can be no assurances that the Company will continue generating additional revenue from clients. If client revenues or future private equity offerings do not materialize, the Company has a contingent plan of cash conservation that will allow it to operate through October 31, 2001.

     The Consolidated Statements of Cash Flows for the nine months ended October 31, 2000, and nine months ended October 31, 1999 show that net losses were $18,537,691 and $2,947,600, respectively, with the issuance of preferred stock for cash of $10,889,828, partially offsetting the cash requirement. A non-cash entry was made for the period ended October 31, 2000 to recognize the conversion of liabilities related to the private placement of preferred stock in the amount of $6,002,500 to equity as preferred stock. In addition, a non-cash accounting entry of $20,808,006 was made to increase additional paid-in capital, with an offsetting entry of $9,648,566 for compensation expense, and $11,159,440 to deferred compensation. This did not offset any cash requirement directly or indirectly, and there was no such cash or other consideration paid as compensation in the period.

RESEARCH  AND  DEVELOPMENT  FOR  THE  FISCAL  YEAR  ENDING  JANUARY  31,  2001

     During the fiscal year ending January 31, 2001, it is expected that approximately $12,000,000, including stock based compensation, will be spent on product development. The Company does not expect to expend any resources in basic research. Additional work is being done to enhance the present system. Developments will make the system more flexible, and allow additional options for the user to modify portions of the system to better meet the unique needs of each particular user's business. Other enhancements will add new capabilities to the system in the future. No assurance can be given that the Company will have the resources necessary to conduct this product development.

FACTORS  THAT  MAY  AFFECT  FUTURE  PERFORMANCE:

RISKS  RELATED  TO  THE  COMPANY'S  BUSINESS

     NEED FOR ADDITIONAL CAPITAL: The Company has recorded substantial operating losses and, as of October 31, 2000, has an accumulated deficit of approximately $41.8 million. The Company anticipates sustaining its current rate of development and operating expenditures through the fiscal year ending January 31, 2002. The Company currently has less than 10 clients under contract. During the recent quarter, six of these clients together generated a small amount of revenue from the initial phases of contract implementation. It is expected that current and newly added clients will produce significantly increased revenues during the fourth quarter, primarily from implementation fees

     LIMITED OPERATING HISTORY: VSN, the Company's primary service offering, began operations in October 1996 when the earlier version of VSN, a software application for personal computers rather than an Internet application, was successfully installed and used at a private company in southern California. The Company has had a limited operating history since then, although it did successfully install the earlier VSN version (personal computer application) for several clients, and was paid the annual subscription rate then in effect. This limited history makes an evaluation of the Company's future prospects very difficult. The new Internet version of VSN is now available for evaluation and use by customers, but does not yet have any fully operational customers. As such, because of the limited operational history of VSN, there can be no assurances that the product will meet the needs of potential customers or that the product will operate correctly.

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

     COMPLEX IMPLEMENTATION AND INTEGRATION OF VIRTUAL SOURCE NETWORK MAY IMPEDE MARKET PENETRATION: The installation of VSN, including integration with a client's systems currently in use, can be a complex, time consuming and expensive process. While the Company is designing a simplified version for use by smaller organizations with limited enhancement capabilities and, as a result, a low cost associated with its implementation, the Company anticipates that its initial customers will be mid-sized or larger organizations that will require that VSN undergo substantial customization to meet their needs. These firms will also likely require that VSN be integrated with existing internal Enterprise Resource Planning (ERP) and other operational systems. The Company's management estimates that the installation and integration process may take up to nine weeks or longer in some cases, depending on the size of the client, the complexity of its operations, the configurations of its current computer systems, and other systems projects that compete for the time and attention of the Information Technology departments of the clients. Management also expects that most integration projects in larger companies will involve various integrators as outside systems consultants to the client. The Company's ability to continually enhance the features of VSN, in response to client's widely differing needs, is yet to be proven. The Company's ability to develop a simplified version for smaller businesses that is inexpensive to implement is also unproven. As a result, VSN may not achieve significant market penetration in the near future, or ever.

     LARGE OPERATING LOSSES EXPECTED TO CONTINUE: As discussed above, the Company has accumulated substantial net losses through October 31, 2000. Since inception, the Company has not had material revenues, and has recognized only a small amount of revenue from the Internet version of VSN. The Company expects to derive the majority of its revenues from VSN fees over the next five years. In addition, provided that revenues develop more or less as expected, the Company expects to spend a substantial portion of revenues during the next two or three years on marketing, sales, technology development, training and administration. There can be no assurance that the Company will be able to fund these expenses.

     FAILURE TO MAINTAIN LISTING ON MAJOR STOCK MARKET: Although the Company's common stock began trading on the Nasdaq National Market System on October 30, 2000, there is no assurance that the Company will continually achieve the requirements for continued listing on the Nasdaq National Market System. The Company's common stock is currently trading below $5.00 per share. If the stock continues to trade below $5.00 per share, the Company may be the subject of de-listing or transfer to the Nasdaq Small-Cap. While the listing of the Company's stock does not have a direct effect on the Company's operations, it has an effect on the perception of the Company amongst potential investors and can have an effect on the ability of the Company to raise additional funds. It can also impact the dilution associated with any financing.

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

     DEPENDENCE ON SALES AND MARKETING RELATIONSHIPS FOR GROWTH: Our business model includes generating sales through our alliance and affiliate programs. Consequently, the Company will depend, in part, on sales and marketing strategic relationships for growth. The Company has established and plans to continue to establish sales and marketing strategic relationships with large organizations as part of our growth strategy. Such relationships may not contribute to increased use of the Company's services, help the Company add new clients, or increase the Company's revenue. The Company may not be able to enter into new relationships or renew existing relationships on favorable terms, if at all. In addition, the Company may not be able to recover costs and the expenses associated with the formation of these programs. In December 2000, the Company announced that it's strategic relationship with Qwest had ended, citing that U.S. West had been acquired by Qwest and that their business strategy no longer met the objectives of the relationship with Vsource. Accordingly, if the Company is unable to establish and maintain effective and long-term alliances with other organizations, the Company may have difficulty achieving significant market penetration.

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

     -  longer payment cycles and difficultiesin collecting accounts receivables

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


                           PART II - OTHER INFORMATION

Item  1.     LEGAL  PROCEEDINGS

     On October 23, 2000, the Company filed a suit in the Superior Court of the State of California for the County of Los Angeles for fraudulent misrepresentation, fraudulent concealment, rescission and mutual mistake, seeking to rescind a contract the Company purportedly entered into with Vitria Technology, Inc. ("Vitria") in February of this year. Vitria has filed a motion to transfer venue to Santa Clara County. Although Vitria has not as yet responded to the substance of the Company's complaint, it is anticipated that Vitria will deny the substantive allegations in the complaint and seek the award of monetary damages against the Company for breach of contract. The Company intends to pursue its claims against Vitria aggressively. However, if the Company is unsuccessful in this litigation, damages could be awarded against the Company in excess of $700,000 plus Vitria's legal fees and costs.

There are currently no other legal proceedings involving the Company, and none threatened. However, because of the rapidly changing environment surrounding the Internet, and the rapid pace with which new businesses enter or attempt to enter Internet related businesses, it is possible that disagreements will develop regarding business names, relationships, markets, technologies, and other subjects. Any future disagreement could lead to legal action.

Item  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the period August 1, 2000 to September 18, 2000, the Company sold 1,672,328 shares of Series 2-A Convertible Preferred Stock to 25 accredited investors for $10,719,623 less offering costs of $531,792. Each share of preferred stock is initially convertible into one share of common stock at the election of the holder, upon an underwritten public offering with aggregate proceeds to the Company of at least $10 million or upon the election of a majority of the outstanding shares of preferred stock. No underwriters were used. Offering costs included transfer agent fees, printing costs, legal fees and commissions or finders' fees. The offering was a private placement made in accordance with Regulation D. All of the purchasers were accredited investors. No form of general solicitation or general advertising was used for any offer or sale. The investors represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate restrictive legends were placed on each stock certificate issued pursuant to this offering.

In connection with the sales of the Series 2-A Convertible Preferred Stock, the Company has issued warrants to purchase an aggregate 144,881 shares of common stock at exercise prices ranging from $6.41 to $6.69 as additional finder's fees and commissions and for other services in connection with the offering. No underwriters were used, and no commissions were paid. The warrants were issued, or will be issued, to seven consultants and as a private placement exempt from registration under Section 4(2) of the Securities Act. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each warrant and each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

     Upon the Company's reincorporation in Delaware on November 8, 2000, each share of each class of the Company's predecessor's stock was exchanged for a substantially similar share of the Company's stock. The Company increased the number of shares of common stock authorized for issuance to 100,000,000. The issuance of additional shares of common stock could have the effect of delaying, deferring or preventing a change in control of the Company, even if such change in control would be beneficial to the Company's stockholders.

Item  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

Item  5.     OTHER  INFORMATION

     On December 14, 2000, the Company entered into an Agreement and Plan of Merger dated as of the same date, with OTT Acquisition Corp., a California corporation, Online Transaction Technologies, Inc., a California corporation ("OTT"), Colin P. Kruger and Michael Shirman (the "Merger Agreement"). The closing of the transactions under the Merger Agreement are expected to occur later in December 2000 (the "Closing"). The proposed merger is to be a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

     OTT is an Application Service Provider (ASP) that develops and hosts transaction solutions for public (many to many) and private (one to many) exchanges. Among the solutions that OTT brings to Vsource is LiquidMarketplace(TM), a complete suite of fully integrated transaction solutions, including auctions, fixed-price catalogs and RFQ engines. These solutions are identified as LiquidAuction(TM), LiquidCatalog(TM) and LiquidRFP(TM). This suite allows public exchange clients to handle both seller- and buyer-initiated transactions in their e-Marketplaces. OTT's private exchange solution, LiquidStore(TM), offers private catalog and auction functionality to LiquidMarketplace(TM) participants or stand-alone clients. In addition to offering a complete suite, OTT has developed proprietary modules and applications that reduce customization and deployment time and simplify integration.

     The aggregate purchase price payable at Closing is to be 1,130,950 shares of the Company's common stock. The number of shares was calculated from the Merger Agreement purchase price of $7,000,000, less $77,115 paid as certain warrants and options, divided by $6.1213 per share ("Acquisition Price", as calculated from the average closing price of a share of Company common stock for the 30 calendar days immediately prior to execution of the Merger Agreement). Such aggregate price shall be subject to adjustment based on reductions or increases in the net book value of the assets of OTT since September 30, 2000.

     In connection with the Closing, two key employees of OTT will enter into mutually agreeable employment contracts with the Company providing for, among other things, salaries of $125,000 and options to purchase 100,000 shares of the Company's common stock which vest over 24 months and have an exercise price of $6.41 per share.

     Twenty-five percent of the equity securities comprising the aggregate purchase price will be held for six months in an escrow (the "Escrow Securities"). The Escrow Securities and Company shares issued to OTT management shareholders will be the sole recourse for the Company for indemnification against claims and losses arising from breaches by OTT of representations and warranties or covenants made pursuant to the definitive agreements. Such representations and warranties shall terminate over varying periods. The Escrow Securities will be valued for purposes of any such indemnification at the Acquisition Price. OTT shareholders may at their option pay any such indemnity in cash in lieu of Escrow Securities.

     Closing of the transaction is contingent upon several conditions, including, without limitation, approval of OTT minority shareholders and warrant holders.



Item  6.  EXHIBIT  AND  REPORTS  ON  FORM  8-K


     (a)       EXHIBITS:

     4.3(*) Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)

     4.4(*) Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)

     4.5(*) Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)

     10.1(*) Distribution and Marketing Agreement between Vsource, Inc. and U.S. West Interprise America, Inc. dated February 15, 2000 incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)

     10.2(*) Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)

     10.3(*) Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant, dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)

     10.4      Promissory Note by Robert C. McShirley dated October 11, 2000

     10.5 Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000

     10.6      Promissory Note by P. Scott Turner dated October 13, 2000

     10.7      Promissory Note by Sandford T. Waddell dated September 18, 2000

     10.8 Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000

     10.9      Promissory Note by P. Scott Turner dated September 18, 2000

     10.10     Pledge  and  Security   Agreement  with  P.  Scott  Turner  dated
               September 18, 2000

     10.11     Agreement and Plan of Merger dated as of December 14, 2000, among
               the  Company,   OTT   Acquisition   Corp.,   Online   Transaction
               Technologies, Inc. and it's Shareholders

     27.1     (**) Financial Data Schedule

     99.1 (*) Vsource, Inc. 2000 Stock Option Plan incorporated herein by reference to Exhibit 99.1 to Registrant's Form 10-QSB/A filed September 25, 2000 (SEC File No. 000-30326)

______________

*     Previously  filed  with  Securities  and  Exchange  Commission.
**     Filed  electronically  via  EDGAR.




          (b)  REPORTS ON FORM 8-K

               1. Report on Form 8-K dated September 18, 2000 filed on September 26, 2000.

               2. Report on Form 8-K dated October 6, 2000 filed on October 23, 2000.

               3. Report on Form 8-K dated October 30, 2000 filed on November 14, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSOURCE,  INC.


By:  /s/  Robert  C.  McShirley
  -----------------------------

     Robert  C.  McShirley
     President  and  Chief  Executive  Officer
    (Principal  Executive  Officer)

Date:  December  15,  2000


By:  /s/  Sandford  T.  Waddell
  -----------------------------

     Sandford  T.  Waddell
     Chief  Financial  Officer  and  Secretary
     (Principal  Accounting  Officer)

Date:  December  15,  2000

                                  EXHIBIT INDEX

EXHIBIT     SEQUENTIALLY
NUMBER                    DESCRIPTION                    NUMBERED  PAGE

     4.3(*) Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)

     4.4(*) Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)

     4.5(*) Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)

     10.1(*) Distribution and Marketing Agreement between Vsource, Inc. and U.S. West Interprise America, Inc. dated February 15, 2000 incorporated herein by reference to Exhibit 10.1 to Registrant's Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)

     10.2(*) Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)

     10.3(*) Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant, dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)

     10.4      Promissory Note by Robert C. McShirley dated October 11, 2000

     10.5 Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000

     10.6      Promissory Note by P. Scott Turner dated October 13, 2000

     10.7      Promissory Note by Sandford T. Waddell dated September 18, 2000

     10.8 Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000

     10.9      Promissory Note by P. Scott Turner dated September 18, 2000

     10.10     Pledge  and  Security   Agreement  with  P.  Scott  Turner  dated
               September 18, 2000

     10.11     Agreement and Plan of Merger dated as of December 14, 2000, among
               the  Company,   OTT   Acquisition   Corp.,   Online   Transaction
               Technologies, Inc. and it's Shareholders

     27.1     (**) Financial Data Schedule

     99.1 (*) Vsource, Inc. 2000 Stock Option Plan incorporated herein by reference to Exhibit 99.1 to Registrant's Form 10-QSB/A filed September 25, 2000 (SEC File No. 000-30326)


___________________
(1) This exhibit is being filed electronically in the electronic format specified by EDGAR./foot2