Form 10KSB
period 2001-01-31
VSOURCE INC
filed 2001-05-16
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark  One)
[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
        EXCHANGE  ACT  OF  1934  FOR  THE  FISCAL  YEAR  ENDED JANUARY 31, 2001.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ____________
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
[ X ]

State issuer's revenues for the fiscal year ended January 31, 2001 . . . $35,000

Aggregate market value of the Registrant's Common Stock (based on the price at which such equity was sold on April 30, 2001) held by non-affiliates of the
Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $5,066,517

Number of shares of common stock outstanding as of April 30, 2001 . . 18,641,857 Number of shares of Series 1-A Convertible Preferred Stock outstanding as of
April  30,  2001 . . . . . . . . . . . . . . . . . . . . . . . . . .   1,804,105
Number  of  shares  of  Series 2-A Convertible Preferred Stock outstanding as of
April  30,  2001 . . . . . . . . . . . . . . . . . . . . . . . . . .   1,350,176

                       Documents Incorporated By Reference

The information required by Part III of this report, to the extent not set forth herein, is incorporated herein by reference from the issuer's definitive proxy statement relating to the annual meeting of stockholders to be held in 2001, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                                         TABLE OF CONTENTS
                                         -----------------
                                                                                              Page
                                                                                              ----
                                              PART I
Item 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . .  19

PART II
Item 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS . . . . . . . . . . . . . .  20
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .  24
Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . .  28
  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . . . . . . . .  28
             CONSOLIDATED BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
             CONSOLIDATED STATEMENTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . .  31
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . .  32
             CONSOLIDATED STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . . . . . .  33
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .  34
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  48

PART III
Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . . . . . . . . . .  48
Item 10.   EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . .  48
Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . .  48
Item 13.   EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES. . . . . . . . . .  48
             EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48
             REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  50
             SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  51

                                     PART I

Item  1.     DESCRIPTION  OF  BUSINESS

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in this Item 1 as well as under "Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES." PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY STATEMENTS INVOLVING THE COMPANY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE COMPANY'S NEED FOR AND THE
AVAILABILITY OF CAPITAL RESOURCES, THE EVOLVING NATURE OF ITS BUSINESS MODEL, THE INTENSELY COMPETITIVE MARKET FOR BUSINESS-TO-BUSINESS ELECTRONIC SOFTWARE, AND THE RISKS ASSOCIATED WITH SYSTEMS DEVELOPMENT, MANAGEMENT OF GROWTH OF BUYER/SELLER ENABLEMENT SOFTWARE AND TOOLS. Except as required by law, the
Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission ("SEC").

OVERVIEW

Vsource, Inc. (the "Company"), through its subsidiary Online Transaction Technologies, Inc. ("OTT"), is an Application Service Provider ("ASP") that develops and hosts transaction solutions for public (many to many) and private (one to many) exchanges. Among the solutions is LiquidMarketplace(TM), a suite of integrated digital marketplace or transaction solutions, including auctions and fixed-price catalogs. These solutions are identified as LiquidAuction(TM) and LiquidCatalog(TM). This suite allows public exchange clients to handle both seller and buyer-initiated transactions in their e-Marketplaces. The Company's private exchange solution, LiquidStore(TM), offers private catalog and auction functionality to LiquidMarketplace(TM) participants or stand-alone clients. In addition to offering a suite, the Company has developed a proprietary framework that reduces customization and deployment time and simplifies integration.

Through the fiscal year ended January 31, 2001, the Company was engaged principally in the development and sale of its Virtual Source Network ("VSN") e-Procurement software, also delivered as an ASP. In March 2001, subsequent to year-end, the Company announced that it was ceasing further development of VSN and withdrawing it from the market. The Company also announced that it would proceed with the development and sale of LiquidMarketplace(TM) and other OTT products added with the acquisition of Online Transaction Technologies, Inc., which was effective January 22, 2001.

The Company's objective is to create the leading pure Internet-based ASP electronic commerce network platform for the business-to-business customer and supplier. The Company intends to create a leading virtual marketplace for business-to-business goods and services, and feels that the ASP technology provides customers an advantage not presently offered by competitive electronic marketplace providers.

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

     INEFFICIENCIES  IN  TRADITIONAL  BUSINESS  PROCUREMENT

Historically, most organizations have sold and purchased goods and services through paper-based or semi-automated processes. These processes are costly, time consuming, complex and often include the re-keying of information, lengthy approval cycles and significant attention of financial and administrative personnel. Furthermore, corporate purchasing has historically been highly fragmented and decentralized, thus making it difficult for businesses to manage employee purchases, control spending and prevent duplicative or unauthorized ordering. The cost of each corporate purchasing transaction generally ranges from $75 to $175, often exceeding the cost of the items being purchased. Facing increasing competitive pressures to lower costs and improve productivity, businesses are seeking to replace these traditional paper-based transactions with centralized eProcurement solutions that provide cost-effective and efficient networks for the purchase of goods and services.

     TRADITIONAL  ELECTRONIC  PROCUREMENT  SOLUTIONS

The Internet is changing the world. It is launching a technological revolution that is resulting in explosive rates of growth. It is changing how individuals and businesses gather information. It is changing how consumers shop and merchants communicate with their customers and vendors. It is making a reality of the theoretical economic model of perfect competition in which buyers and sellers have perfect information about each other and the markets. Although initially acknowledged for its efficiency and cost savings opportunities, the Internet has created the need for new dynamic pricing models that are confounding established corporations.

The Internet enables market information to be disseminated more quickly, in greater quantity, and to a wider audience than has been possible with traditional forms of media. In addition, the interactive nature of the Internet and its ability to transmit information on a real-time basis has caused users to become more comfortable with continuous market refinement of pricing. Currently a number of companies provide traditional eProcurement solutions that attempt to reduce the inefficiencies of corporate purchasing through the implementation of information technology. However, while these solutions do facilitate eProcurement transactions, the Company believes that each of these solutions has limitations that will prevent widespread adoption of the platforms by business consumers and suppliers.

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

     - Many vendors have developed purchasing software systems to coordinate the purchasing of goods and services across large enterprises. However, these systems tend to be cost-prohibitive due to up-front licensing fees that can exceed $1 million and maintenance fees. Furthermore, these systems tend to be very complex, thus requiring a lengthy and expensive implementation process.

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

     EMERGENCE  OF  DYNAMIC  PRICING

Certain characteristics of traditional commerce, such as multi-tiered distribution, costly product delivery requirements, and limited ability to collect and process real-time pricing information, have led to fixed-pricing as the dominant transactional format. The Internet has streamlined the process of production and distribution of goods and has made large amounts of information accessible in real time. These factors have reduced the need to adhere to fixed-pricing of goods and services.

     AUCTIONS

Auctions are among the oldest forms of dynamic pricing. Prior to the Internet, auctions faced critical shortcomings, including location and time constraints, which limited the degree to which buyers and sellers could interact. When information is more difficult to obtain, pricing is a less efficient process. Even in cases where intermediaries, such as auction houses, become involved to mitigate some of these problems, their fees often reduce the practicality and attractiveness of an auction marketplace.

The Internet alleviates many of these problems. It has no geographic or time boundaries and allows large quantities of information to be transmitted instantaneously. Accordingly, online auctions can offer more products to more people over a wider geographic area, providing a better pricing mechanism for both buyers and sellers. The online auction fuels even the savviest consumer with a competitive spirit. Unlike other forms of electronic commerce, such as online catalog sales, auctions create immediacy, urgency, and a willingness to win.

The current online auction environment has, up to this point, catered to the end user. The potential market size for businesses with their own product and brand identity is basically unlimited, according to Forrester Research.

     BENEFITS  OF  ONLINE  AUCTIONS

The  benefits  of  online  auctions  are  many.  A  few  are  summarized  below:

- Sellers benefit by liquidating surplus or testing new delivery systems and price points for first run products. The features of the LiquidAuction solution allow companies to sell excess or obsolete inventories when they want to. This creates an immediate impact on profitability.
- Online auctions present the opportunity to refine business models since they are able to aggregate geographically dispersed buyers interested in particular products and let targeted demand set the value of these products.
- Buyers gain access to a wider range of goods at highly competitive prices - with lower information and transaction costs.
- The efficiency of a real-time inventory auction can increase the velocity of goods, allowing products to move through sales channels faster, thereby reducing inventory carrying costs, write-downs, and write-offs. The market for this type of auction is enormous. The excess inventory and idle assets market represents a $362 billion market and will grow to $380 billion by 2002. Over $50 billion of excess inventories are traded annually in the US alone, according to US Department of Commerce and World Bank.
-    Auctions  represent  a  new  source  of  revenue.
- Internet auctions move goods quickly and at a lower cost than direct sales, catalogs or off-line auctions. Self-service, web-based, online facilities reduce much of the labor costs associated with other sales processes.
- Auctions can be used as a stand-alone promotional tool to drive traffic and solicit demographic information from consumers.

     BRANDED  STOREFRONTS  VS.  PORTALS

A key feature of the LiquidStore(TM) is that the tools allow vendors to create branded storefronts.

Corporate sites can provide a better customer experience and can be perceived to be more legitimate. Additionally, corporate sites can be perceived to be better structured and ordered, allowing buyers to find products more easily.

Vsource anticipates that a growing number of online merchants will seek auction solutions that enable them to create and maintain their own brand images, control their customers' experience and collect bidder activity data. Merchants are also likely to be attracted to solutions that are simple to implement, become quickly operational and facilitate targeted interaction with visitors to their sites.

     DIGITAL  MARKETPLACES

One of the primary engines driving the acceleration of Internet growth in the future will be the concept of the digital marketplace. Bringing together a widely diverse group of buyers and sellers, digital marketplaces will erase geographic boundaries, bypass today's conventional distribution channels, and realign buyer-seller relationships, many of which have been in place for decades.

Corporate America is rapidly recognizing the opportunities inherent in this shift. Throughout the 1990's, companies have primarily focused on re-engineering internal business processes, using client/server computing technologies and integrated ERP systems to streamline back-office operations. Today's challenge is to understand the competitive changes that will occur within the Internet economy, to anticipate the various new business models that will be developed, and to adopt the right technology to support the rapidly changing landscape. Perhaps most importantly, businesses must understand how buyers and sellers will come together in new ways via digital marketplaces and exchanges.

Examples  of  possible  Digital  Marketplaces:

     - A large distributor who seeks to automate processes among several buyers, suppliers or manufacturers.
     - A franchise or trade association that wants to aggregate its members' orders from approved suppliers by providing online procurement services.
     - A new market maker that is trying to replace existing distribution channels by offering online information and services to a specific industry.
     - A third-party service provider who wants to create a common marketplace by providing hosted procurement services to a specific set of suppliers and their customers.

The formation of new digital marketplaces and exchanges will change the way we think about business-to-business commerce and will play a major role in the growth of the Internet economy.
Equally important, the creation of digital marketplaces enables innovative new methods of dynamic exchange. Digital marketplaces create entirely new methods of commerce, such as online sourcing, auctions, and negotiations. They also enable trading communities to share common information and knowledge more easily.

According to AMR Research, there are 600 to 800 public online marketplaces in existence today. These marketplaces offer big advantages over extranets.
Companies are able to connect to many buyers without having to create point-to-point connections to each, allowing them to reach new customers and leverage information from competitors to increase sales.

     PRODUCT  OFFERINGS

Business-to-Consumer

     -    LiquidAuction(TM)


Vsource launched LiquidAuction(TM), its first dynamic pricing engine in mid 2000, for businesses that seek to conduct live auctions over the Internet. This market solution provides an outsourced application that allows companies to set up an online auction in minutes and be in business the same day under their own storefront and brand identity. By bringing together buyers and sellers, this product helps businesses create new sales channels, manage inventory, attract new customers, introduce new products, and strengthen relationships with existing partners and customers.

LiquidAuction(TM) provides many competitive advantages to other solutions on the market. These include cost, ease of use, quick deployment, and the use of advanced technologies. Online auction deployment is inherently expensive and beyond the reach of most companies. In many cases, merchants find it uneconomical and inefficient to develop these complex solutions in-house. LiquidAuction(TM) is a completely outsourced solution that allows merchants to get up and running quickly with limited up-front investment in hardware, software or network infrastructure.

     -    Superior  Economics

Through data center scale economies and browser-based application architecture, the solution reduces the total cost of ownership and lowers up-front expenditures for clients. Additionally, Vsource reduces up-front capital costs by supplying the necessary services and infrastructure required to run enterprise-class applications that are quickly and easily deployable.

     -    Simplified  IT  Management

Vsource's applications reduce the need to build and maintain complex technological competencies. This allows merchants to get their site up and running quickly, using world-class technology. Vsource buys and configures the hardware, manages the application and server architecture, maintains and upgrades the software and provides customer support for back-end operations. Vsource manages the day-to-day infrastructure responsibilities, allowing merchants to focus on their core business objectives.

     -    Vsource  -  One  Stop

LiquidAuction(TM) provides merchants with one of the industry's most competitive online auction offerings. This product is 100% web-based, allowing merchants to set up their own auction utilizing their own brand identity. Now, using LiquidAuction(TM), online merchants can run auctions at a substantially lower cost and with professional levels of service.


Business-to-Business

     -    Digital  Marketplace  Technology

Vsource is currently developing solutions for creating digital marketplaces. Among the solutions is LiquidMarketplace(TM), a suite of integrated digital marketplace or transaction solutions, including auctions, and fixed-price catalogs. These solutions are identified as LiquidAuction(TM) and LiquidCatalog(TM). This suite allows public exchange clients to handle both seller and buyer-initiated transactions in the eMarketplaces. Unlike single-sided solutions, these are specifically designed to enable multi-buyer/multi-seller interaction and collaboration. They provide a common trading hub, where buyers and sellers can come together to conduct auctions, reverse auctions, and fixed-price transactions, without compromising individual processes and relationships among the participants. Although the specific business model and associated benefits differ across marketplace models, a general set of core benefits can be recognized. The Company's private exchange solution, LiquidStore(TM), offers private catalog and auction functionality to LiquidMarketplace(TM) participants or stand-alone clients.

Following are some of the key benefits for each of the digital marketplace participants:

          -    Expert  technology  and  expertise
          -    Lower  costs  or  risks
          -    Provides  new  marketing  and  distribution channels to customers
          -    Provides  better  customer  service  through  online  interaction
          -    Eliminates  on-going  software  upgrades  and  maintenance  costs
          -    Utilizes  outsourced  expertise

     -    New  Digital  Marketplace  Models

Vsource is developing a set of core competencies, particularly in the areas of exchanges. The technologies include seller-oriented tools such as auctions and fixed price catalogs as well as buyer enablement tools.

Vsource provides technology to companies that possess expertise in a particular industry or for companies seeking to exploit critical inefficiencies in distribution or sales. They use the marketplace as a strategy to bring buyers and sellers together. Depending on the industry or market, companies can automate existing distribution channels or break those channels by creating new exchanges.

Vertical marketplaces support industry-specific supply chains by providing new distribution channels for raw materials, secondary inventory, and supplies.
Transactions are streamlined, information flows freely, inventory and sales costs are reduced, and the marketplace host generates revenue. Major distributors, resellers or new market makers typically host these vertical marketplaces.


STRATEGIC  RELATIONSHIPS

The Company and International Business Machines Corporation ("IBM") entered into an Alliance Agreement in September 2000 wherein Vsource agreed to recommend IBM as a preferred Information Technology and Systems Integration provided to certain of its clients, and IBM agreed to assist Vsource in closing new business, and both parties agreed to establish a marketing agreement to focus on a combined offering of the products and services of both companies. The marketing agreement has not yet been implemented. The Company was also a paying client of IBM for services related to implementation of VSN client contracts until the Company withdrew its VSN product in March 2001. The Company's subsidiary, OTT, has a PartnerWorld partnership agreement with IBM.

The Company, during the year ended January 31, 2001, through its since discontinued VSN product, has also been a party to alliance agreements or informal understandings with NeTune Corporation, Internet Commerce Corp ("ICC"), U.S. West, Inc, Vitria Technology, Inc., ZoomOn, Inc., Corporate Express, Inc., and PriceWaterhouseCoopers. The U.S. West, Inc. agreement was terminated by its successor, Qwest, Inc., in November 2000. The Vitria Technology, Inc. agreement was terminated by the Company in 2000 and is contested in litigation described under Item 3. LEGAL PROCEEDINGS. All other agreements are dormant or have expired.

SALES  AND  MARKETING

The Company sells its services through two primary channels. First, a direct sales force, consisting of three sales professionals, two based on Southern California and one in the Silicon Valley area of Northern California. These sales professionals focus on selling LiquidMarketplace(TM) to mid-sized enterprise organizations, typically companies with annual sales of $50 million to $1 billion per year. The Company has also developed an indirect channel through its alliance relationship to leverage and accelerate market adoption of LiquidMarketplace(TM).

REVENUE  MODEL

Revenue is derived from LiquidMarketplace(TM) products through a client contract that provides for an initial "set-up" fee and an ongoing license fee. The "set-up" fee is based on specific client requirements, generally in the $100,000 to $200,000 range. The license fee and accompanying service level agreement is based on a fixed monthly charge, with additional charges for a pilot implementation and for client-specific modifications to the LiquidMarketplace(TM) products. These are anticipated to be billed, as required, on a time and materials basis.

CUSTOMER  SERVICE,  TRAINING  AND  SUPPORT

The Company uses IBM as its preferred provider of consulting and systems integration services for its clients for most ERP and legacy systems integration. The Company has also contracted IBM Global Services to provide full training services for up front system planning, user training, ongoing training design and help desk services.

RESEARCH  AND  DEVELOPMENT

In fiscal year 2001, the company spent $11,654,679 on research and development, including $5,432,372 of stock based compensation. In fiscal year 2000, the Company spent $3,458,933. (These amounts do not include research and development spending of Online Transaction Technologies, Inc., acquired on January 22, 2001.) The significant increase is due to the increasing development requirements of the VSN product, which was withdrawn subsequent to year end. The Company is presently performing applied research and development, based on LiquidMarketplace(TM) and other OTT products.

COMPETITION

The market for Company software products is very competitive and likely to become more so, and is subject to rapid technological change. (See "RISK FACTORS
- COMPETITIVE "BUSINESS-TO-BUSINESS" INTERNET COMMERCE MARKET; EFFECT ON MARKET SHARE AND BUSINESS)." Although management believes that LiquidMarketplace(TM) compares favorably with respect to most competitive offerings (several having greater financial capability than the Company), and favorably with respect to overall cost, the Company's products do not yet have a large referral base, nor large numbers of buyers or vendors using the network. As a result, it is yet to be seen whether LiquidMarketplace(TM) or other Company products can compete successfully.

GOVERNMENT  APPROVALS

While there are no governmental approvals required specifically related to the licensing or use of Company software, and no direct governmental regulation, that could change. In those circumstances, competitors with larger administrative staffs and more financial resources will be in a better position to comply with this regulation and obtain any necessary approvals. However, management is not aware of any pending or anticipated government regulations that will negatively impact the Company in a material way.

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

TRADEMARKS

The Company holds trademarks LiquidMarketplace(TM), LiquidAuction(TM), VIRTUAL SOURCE(TM) and VSOURCE(TM). It also has applied for the service mark
"DELIVERING  ON  THE  PROMISE  OF  THE  INTERNET".

Neither Vsource nor OTT have patents or patent applications pending. Company technology is protected by the security of the Company-maintained Web site in which Company software code resides, by confidentiality agreements it has with its development personnel, and by the separation of development responsibilities and access authorities.

EMPLOYEES

As of May 11, 2001, the Company employed 14 full-time employees and 2 part-time contract employees, consisting of 3 executives, 4 accounting and administrative, 4 marketing and sales, and 6 research, development, operations and customer relationship management personnel. The Company believes that its future success will depend in part on its ability to attract, hire and maintain qualified personnel. There can be no assurance that the Company will be able to do so. Competition for such personnel in the online industry is intense. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage. The Company believes its relationship with its employees to be good.

The following table sets forth the names, ages, and positions of the officers and directors of the Company as of May 11, 2001.


NAME                 AGE  POSITION
Sandford T. Waddell   60  Chief Financial Officer, Treasurer, and Secretary
Michael Shirman       38  Chief Technology Officer
Colin Kruger          39  Vice President, Business Development
I. Steven Edelson     41  Acting Chairman of the Board
Scott T. Behan        39  Director, Member of the Audit Committee
Ramin Kamfar          37  Director, Member of the Audit Committee
Robert N. Schwartz    61  Director, Member of the Audit Committee
Nathaniel Kramer      39  Director


SANDFORD  T.  WADDELL.   Mr. Waddell has served as the Company's Chief Financial
Officer  and  Secretary  since March 2000.  From October 1999 to March 2000, Mr.
Waddell served as the Chief Financial Officer for Snyder Diamond, Inc., a privately owned retail company. From March 1998 to October 1999, Mr. Waddell served as Chief Financial Officer for Rampage Clothing Company, a privately held clothing manufacturer which was in bankruptcy, and for which he helped to restore to profitability and effected a successful reorganization. From October 1966 to March 1988, Mr. Waddell served initially as Chief Financial Officer and later also as Interim Chief Executive Officer at Reddi Brake Supply Corporation, a wholesale auto parts distributor, where he directed a reorganization of the company's operating subsidiary. From February 1992 to October 1996, Mr. Waddell served as Interim Chief Financial Officer or Financial Consultant for approximately twelve privately held companies. Mr. Waddell holds a B.S. in Engineering from Michigan Technological University and an M.B.A. from University of Minnesota.

MICHAEL SHIRMAN. Mr. Shirman joined the Company in January 2001 as a result of the merger with Online Transaction Technologies, Inc. ("OTT"). As a co-founder of OTT, he has over 15 years of experience in the Information Technology industry. Prior to the formation of OTT in 1999, Mr. Shirman was CEO and co-founder of CODA Software, a developer of custom e-Commerce software, served as President of InterSoft Consulting, a firm specializing in vertical business applications, and held senior development and managerial positions in the banking, manufacturing, publishing, finance, distribution, and telecommunications industries. Mr. Shirman holds a Masters Degree in Electrical Engineering (Telecommunications) from the Institute of Telecommunication Technology in Leningrad (St. Petersburg) and a Masters Degree in Computer Science from the Leningrad (St. Petersburg) Polytechnic Institute.

COLIN KRUGER.       Mr. Kruger joined the Company in January 2001 as a result of the merger with Online Transaction Technologies, Inc. ("OTT"). As a co-founder of OTT, he was responsible for business development, strategic relationships, and finance. Prior to OTT, Mr. Kruger was President of ZAUCTION, America Online's first auction and a top 100 web site he founded in 1995. Previously, Mr. Kruger was Vice President for the Glasser Group, Inc. and served as general manager for Recycled Computer Outlets, Inc., a Glasser Group subsidiary he founded. Earlier, Mr. Kruger held management roles with Equitable Real Estate Investment Management, Inc. Mr. Kruger holds a GSE in Economics from Christs College, London, and a BS in Business Administration from San Diego State University.

I. STEVEN EDELSON. Mr. Edelson has served on the Company's board since January 2001 and was elected Acting Chairman in March 2001. MrEdelson has been Managing Director of Mercantile Companies, Inc., Northbrook, Illinois, since 1986. He is also a principal of Mercantile Capital Group, LLC, and he is the Managing Partner of Mercantile Capital Partners I, LP.

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

ROBERT N. SCHWARTZ. Mr. Schwartz has served on the Company's board since January 1998. From 1981 to the present, Mr. Schwartz has been a Senior Research Scientist at HRL Laboratories, LLC, Malibu, California. From 1979 to the present, Mr. Schwartz has been a visiting professor at U.C.L.A. He has a B.A. in Mathematics, Chemistry and Physics, and an M.S. in Chemical Physics from the University of Connecticut, and a PhD. in Chemical Physics from the University of Colorado.

NATHANIEL C. A. KRAMER. Mr. Kramer has served on the Company's Board since January 2001. Mr. Kramer is a principal of Mercantile Capital Group, LLC and is Managing Director of its New York office. From 1999 to 2000 he was a vice president with Allen & Company, Inc., a private equity firm. From 1994 to 1999 he was president and CEO of Greenhouse Film Group Limited and is currently Chairman. Mr. Kramer produced the Emmy nominated documentary "Choices" and the Tony Award winning 1998 revival of Arthur Miller's "A View From the Bridge

FACTORS  THAT  MAY  AFFECT  FUTURE  PERFORMANCE

     SPECIAL  NOTE  REGARDING  FORWARD  LOOKING  STATEMENTS

Some of he statements in this document constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although management believes that the expectations reflected in the forward-looking statements are reasonable, there is no guarantee that future results, levels of activity, performance or achievements will be attained. Moreover, neither management nor any other person assumes responsibility for the accuracy and completeness of these statements.

The Company's business, financial condition and results of operations may be impacted by a number of factors including, without limitation, the factors discussed below.

     RISK  RELATED  TO  THE  COMPANY'S  BUSINESS

Need  For  Additional  Capital
------------------------------

The Company has recorded substantial operating losses and, as of January 31, 2001, has an accumulated deficit of approximately $50.9 million. The Company received funding of approximately $10.7 million in August and September 2000 related to the issuance of preferred shares. Although the Company believes that these funds will provide operating capital for one year or more, the Company anticipates that it will require additional funding before it can finance its operations and growth wholly on internally generated funds.

Uncertainty  of  Realizing  New  Strategic  Relationships
---------------------------------------------------------

As an alternative to total dependence of the LiquidMarketplace(TM) product line and potential new internally developed products, the Company has announced a search for strategic relationships that could result in one or more new product lines, including businesses that are already producing significant revenues and have attained or are approaching a cash flow breakeven point. However, the Company's prior performance and current financial market conditions present obstacles for the development of such relationships. There is no certainty that such a relationship or relationships can be realized within the foreseeable future.

Anti-Takeover  Provisions
-------------------------

In connection with the Company's reincorporation in Delaware, the Company increased the number of shares of common stock authorized for issuance to 100,000,000. The issuance of additional shares of common stock could have the effect of delaying, deferring or preventing a change in control of the Company, even if such change in control would be beneficial to the Company's stockholders.

The terms of certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of discouraging a change in control of the Company. Such provisions include the requirement that all stockholder action must be effected at a duly called annual meeting or special meeting of the stockholders and the requirement that stockholders follow an advance notification procedure for stockholder business to be considered at any meeting of stockholders.

Limited  Operating  History
---------------------------

The Company has had a limited operating history that makes an evaluation of the Company's future prospects very difficult. There can be no assurances that the Company's products will meet the needs of potential customers or that the products will operate correctly.

Risks  of  Early  Stage  Company;  New, Rapidly Changing Market; Need to Attract
--------------------------------------------------------------------------------
Large  Corporations
-------------------

The market for Internet applications and services is at an early stage and changing rapidly. Internet procurement is a relatively new market. Its rate of growth and change is unpredictable, as is the nature of this change. The Company will encounter the risks and difficulties often encountered by early stage companies in new and rapidly evolving markets. The Company's initial success may depend, in part, upon attracting several large, technologically advanced corporations to use the Company's products, and their favorable results from this usage. Subsequent success will depend on the Company's ability to communicate these early successes to the marketplace, thus attracting significant numbers of other businesses and buying organizations. No assurance can be given that the Company will be successful in the marketplace, or if successful, that it will attract significant numbers of clients. There can be no assurance that an adequate demand for, and usage of, the Company's products will develop.

Complex  Implementation  and  Integration  of  the Company's Products May Impede
--------------------------------------------------------------------------------
Market  Penetration
-------------------

The installation of the Company's products, including integration with a client's systems currently in use, can be a complex, time consuming and expensive process. The Company anticipates that some of its initial customers will be mid-sized or larger organizations that will require that the Company's products undergo substantial customization to meet their needs. These firms will also likely require that the Company's products be integrated with existing internal Enterprise Resource Planning ("ERP") and other operational systems. The Company's management estimates that the installation and integration process may take anywhere from one month to six weeks or longer in some cases, depending on the size of the client, the complexity of its operations, the configurations of its current computer systems, and other systems projects that compete for the time and attention of the Information Technology departments of the clients. Management also expects that most integration projects in larger companies will involve various integrators as outside systems consultants to the client. The Company's ability to continually enhance the features of the Company's products, in response to clients' widely differing needs, is yet to be proven. The Company's ability to develop a simplified version for smaller businesses that is inexpensive to implement is also unproven. As a result, the Company's products may not achieve significant market penetration in the near future, or ever.

Large  Operating  Losses  Expected  to  Continue
------------------------------------------------

As discussed above, the Company has accumulated substantial net losses through January 31, 2001. Since inception, the Company has not had material revenues, and has recognized only a small amount of revenue from the Internet version of its prior product, Virtual Source Network ("VSN") and very limited revenue from the LiquidMarketplace(TM) product acquired in January 2001. Although the Company has significantly reduced ongoing expenses, there is no assurance that the Company will achieve positive cash flow and operating profitability within the limits of its available capital.

Failure  to  Maintain  Listing  on  Major  Stock  Market
--------------------------------------------------------

Although the Company's common stock began trading on the Nasdaq National Market System on October 30, 2000, there is no assurance that the Company will continue to be listed on the Nasdaq National Market System. The Company's common stock is currently trading below $1.00 per share. The Company received a notice of noncompliance with the Nasdaq listing maintenance standards on April 24, 2001. If the stock continues to trade below $1.00 per share consistently or if the Company is unable to comply with any of the other Nasdaq listing maintenance standards, the Company may be the subject of delisting. In addition, the Company received a second notice of noncompliance on May 3, 2001 asserting that the Company's common stock has failed to maintain a minimum market value of public float ("MVPF") of $5,000,000 over the last 30 trading days preceding the notice. In both instances the Company has a 90-day period to cure the non-compliance, but it is uncertain if the Company will be able to cure both within the allotted periods. While the listing of the Company's stock does not have a direct effect on the Company's operations, it has an effect on the perception of the Company among potential investors and can have an effect on the ability of the Company to raise additional funds. It can also impact the dilution associated with any financing.

Dependence  on  Limited  Product  Line  for  Anticipated  Revenues
------------------------------------------------------------------

The Company expects that when revenues do develop, substantially all of those revenues will come from clients that buy or license its products. Although fees are believed by management of the Company to be below those currently charged for leading competitive systems and services, future reductions in competitive prices could negatively impact the demand for, or usage of, the Company's products. These changes may impede the products' ability to achieve broad market acceptance, thus negatively impacting the Company's opportunity to eventually become profitable. There can be no assurance that broad and timely acceptance of the Company's products, which is critical to the Company's future success, will be achieved. Failure to achieve anticipated revenues would have adverse consequences for the Company.

Dependence  on  One  Product
----------------------------

At the present time all of the Company's resources are being devoted to the development and marketing of the LiquidMarketplace(TM) product line and to finding a strategic partner. Unless it finds a partner, the Company expects to depend on LiquidMarketplace(TM) for substantially all of the Company's revenues for the foreseeable future. Accordingly, if LiquidMarketplace(TM) is not accepted by customers or potential customers, or does not generate the demand or revenues necessary to the Company, the Company may face significant adverse financial consequences.

Dependence  on  Sales  and  Marketing  Relationships  for  Growth
-----------------------------------------------------------------

The Company's business model includes generating sales through its alliance and affiliate programs. Consequently, the Company will depend, in part, on sales and marketing strategic relationships for growth. The Company has established and plans to continue to establish sales and marketing strategic relationships with large organizations as part of our growth strategy. Such relationships may not contribute to increased use of the Company's services, help the Company add new clients, or increase the Company's revenue. The Company may not be able to enter into new relationships or renew existing relationships on favorable terms, if at all. In addition, the Company may not be able to recover the costs and the expenses associated with these programs.

Third Party Implementation/Integration of Products; Negative Impact upon Revenue
--------------------------------------------------------------------------------
Goals  If  Third  Parties  Unavailable  or  Do  Not  Perform
------------------------------------------------------------

The Company expects to rely, to a large degree, on a number of third parties to propose and explain its products to prospective clients and to integrate its products with clients' existing systems, and to train users when its products are rolled out for general usage. The Company itself is planning to work with clients and third parties to implement the pilot projects. If the Company is unable to establish and maintain effective, long-term relationships with these third parties, if these third parties are unable to meet the needs and expectations of clients, the Company will likely have difficulty achieving its revenue goals.

Unsuccessful  Acquisitions Could Harm Our Operating Results, Business and Growth
--------------------------------------------------------------------------------

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

Long  Sales  Cycle  for  Large  Corporate Accounts Could Cause Delays in Revenue
--------------------------------------------------------------------------------
Growth
------

The Company's sales cycles for large corporate accounts may take many months to complete and may vary from contract to contract. Further, the Company expects that a large number of the Company's clients may be introduced to its products through such large accounts. Lengthy sales cycles for large corporate accounts could cause delays in revenue growth, and result in significant fluctuations in the Company's quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which the Company may have little or no control, including the internal decision making process of the potential customer and the level of competition that the Company encounters in its selling activities. Additionally, since the market for business-to-business e-commerce is relatively new, the Company believes that it will have to educate many potential customers about the use and benefits of the Company's products and services, which can in turn prolong the sales process. Sales made through third parties, such as the Company's alliance partners, can further extend sales cycles.

Quarterly  Results  May  Be Subject to Significant Fluctuations; Expectations of
--------------------------------------------------------------------------------
Investors  and  Analysts  May  Not  Be  Met
-------------------------------------------

The Company expects that its quarterly operating results will fluctuate significantly due to many factors, many of which are outside the control of the Company. Such factors include:

     -    Demand  for  and  market  acceptance  of  its  products
     -    Deletions  from,  additions  to  or  changes  to  its  product  line
     -    Inconsistent  growth,  if  any,  of  the  Company's  client  base
     -    Loss  of  key  customers  or  strategic  partners
     -    Timing  of  the  recognition  of  revenue  for  large  contracts
     - Variations in the dollar volume of transactions effected through its products
     -    Intense  and  increased  competition
     - Introductions of new services or enhancements, or changes in pricing policies, by the Company and its competitors
     -    The  Company's  ability  to  control  costs
     -    Reliable  continuity  of  the  Company's  products'  availability

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

Competitive  "Business-to-Business"  Internet  Commerce Market; Effect on Market
--------------------------------------------------------------------------------
Share  and  Business
--------------------

The market for the Company's products is very competitive, evolving and subject to rapid technological change. Intensity of competition is likely to increase in the future. Increased competition from new competitors is likely to result in loss of any future market share the Company may achieve, which could negatively impact the Company's business. Competitors vary in size, and in the scope and breadth of the products and services offered. The Company will encounter competition from Ariba, Clarus, Commerce One, GE Information Services, i2 Technologies, Intelisys, PurchasePro, TRADE'ex Electronic Commerce Systems and other eProcurement competitors. The Company may also encounter competition from several major enterprise software developers, such as Oracle, PeopleSoft and SAP who are not presently considered to be direct competitors, but who have announced intentions to enter into the market. In addition, because there are relatively low barriers to entry in this market, additional competition from other established and emerging companies may develop.
Many current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, significantly greater name recognition, and a larger installed base of customers. In addition, many of the competitors have well-established relationships with the Company's clients and potential clients, and have extensive knowledge of the industry. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors, or alliances among competitors, may emerge and rapidly acquire significant market share. Actions taken by the Company competitors, including price cuts, new product introductions and enhancements, could have material adverse consequences for the Company. There can be no assurance that the Company will be able to compete with price cuts, or develop, introduce and market enhancements to its service on a timely basis to compete successfully in this market.

Revenues  Expected from a Limited Number of Clients, Meaning Increased Potential
--------------------------------------------------------------------------------
Impact  of  Customer  Loss
--------------------------

The Company expects that revenues, if any, during the current fiscal year will come from a small number of clients, perhaps as few as 20 or less. The loss of customers or a change in a client's budget could have a substantial negative impact on the business of the Company.

Vendors  Are  Essential to Success of the Company's Products; Negative Impact of
--------------------------------------------------------------------------------
Vendors'  Failure  to  Join  the  Network
-----------------------------------------

In certain applications, LiquidMarketplace(TM) requires that vendors (suppliers) be able to access the LiquidMarketplace(TM) network and that client buyers be able to communicate their requirements electronically to vendors. It is necessary that a client's key vendors join the network in order to achieve the full benefits of the system, such as buying from an electronic catalog.

Ability  to Enhance Features and Functionality of Products; Change in the Market
--------------------------------------------------------------------------------

The success of the Company may depend on the need to tailor its products to meet the requirements of its clients, not only as such requirements are presently known and understood by the Company and its client base, but also as such requirements evolve. Such requirements may be driven by competitive products or the changing preferences of the Company's client base. An inability to offer enhanced products or features that anticipate or meet such requirements in a timely and efficient manner may result in a loss of sales and revenues and the obsolescence of the Company's products. There can be no assurance that the Company can make the changes and enhancements to its products necessary to meet and satisfy the demands of its clients.

In addition, the rapid technological changes and rapidly changing industry standards that have characterized the Internet and companies doing business on the Internet may have the effect of rendering the Company, its business model and products obsolete. Making the adjustments, changes and adaptations necessary in this market may also require significant expenditures in equipment, infrastructure and product development. There can be no assurance that the Company will be able to adapt to such rapid changes.

Failure  to  Maintain  Accurate  Databases
------------------------------------------

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

Defects  in  Software;  New  Versions
-------------------------------------

The Company's products are complex software. Software often contains defects, particularly when first introduced or when new versions are released. The Company's testing procedures may not discover software defects that affect new or current services or enhancements until after they are deployed. New versions of the products may not have the features or capability originally believed to exist by the Company or could reveal the lack of such features or capability in earlier versions of the products. Such defects could cause service interruptions, which could damage the Company's reputation or increase its service costs, cause it to lose revenue, delay market acceptance or divert development resources, any of which could severely harm the Company's business.

System  Failures,  Service  Delays  and  Interruptions
------------------------------------------------------

The Company's ability to provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of the Company's computer and communications hardware and procurement network systems. Any interruptions could severely harm the Company's business and result in a loss of customers. The Company's computer and communications systems are located in California. The Company does not maintain a redundant site, although is currently planning to do so. The Company's systems and operations are vulnerable to damage or interruption from a variety of sources including human error, sabotage, fire, flood, earthquake, power loss, telecommunications failure and similar events. The Company cannot give assurances that it will not experience system failures in the future. The occurrence of any system failure or similar event could harm the Company's business dramatically.

Incomplete  Disaster  Recovery  Plan
------------------------------------

The Company has developed a disaster recovery plan that is still in the implementation process. A second phase of the plan will include a dedicated backup facility in another state. Until the plan is completed, there are risks of localized Internet failure. The Company is also in the process of implementing redundancy and other improvements in its internal network operations. Until these improvements are completed, there will be greater risks of periodic network disruptions.

Substantial  Costs  of  Any  Product  Liability  Claims;  No  Product  Liability
--------------------------------------------------------------------------------
Insurance
---------

Errors, defects or other performance problems with the Company's products could result in financial or other damages to our clients. Management believes that contractual limits of liability, indemnification provisions and disclaimers of warranties should minimize the exposure of the Company in the event of a product liability claim. A product liability claim, however, even if not successful, would likely be time consuming and costly and could seriously harm the Company. The Company presently does not maintain product liability insurance. Although the terms and conditions in the Company's user agreements contain disclaimers of warranties designed to limit exposure to these claims, existing or future laws, or unfavorable judicial decisions, could weaken or negate these provisions and have materially adverse consequences for the Company.


Legal  Liability  for  Communication  on  Procurement  Network
--------------------------------------------------------------

The Company may be subject to legal claims relating to the content in its procurement network, or the downloading and distribution of such content. Claims could involve matters such as fraud, defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material.
Even if the Company were ultimately successful in its defense of these claims, any such litigation is costly and these claims could harm the Company's reputation and business.

Success  Depends  on  Key  Personnel;  No  "Key  Man"  Life  Insurance
----------------------------------------------------------------------

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

Protection  of  Intellectual  Property;  Lack  of  Patents;  Potential  Pirating
--------------------------------------------------------------------------------

The Company's success depends to a large extent on its exclusive technology, and relies on a combination of contractual provisions, confidentiality procedures, trade secrets, copyrights and trademark protections. The Company has no patents at this point, and the Company's technologies may not be patentable. Despite efforts to protect its exclusive rights, unauthorized parties may attempt to copy aspects of that technology, or to obtain and use our exclusive information. Policing unauthorized use of this technology is difficult. While the Company does not suspect that any of the Company's software has been subject to piracy, there can be no assurances that such piracy will not occur. Further, competitors may independently develop similar technology or duplicate the Company's services without violating the Company's intellectual property rights. At present, the Company's technologies are owned outright by the Company. However, the Company may in the future have to license or otherwise obtain access to intellectual property of third parties in order to remain competitive in the marketplace.

Strain  on  Limited  Resources  Due  to  Need  to  Manage  Growth  and Expansion
--------------------------------------------------------------------------------

The Company may experience a period of renewed expansion and growth, which would likely place significant strain upon management, employees, systems, and resources. Because the market could develop rapidly, it is difficult to project the rate of growth, if any. Failure to properly manage growth and expansion, if and when it occurs, will jeopardize the ability of the Company to sustain its third party and customer relationships. There can be no assurance that the Company will properly be able to manage growth, especially if such growth is more rapid than anticipated.

Inability  to  Accurately Predict Usage Rates and Difficulty in Adapting Systems
--------------------------------------------------------------------------------
in  a  Timely  Manner
---------------------

Traffic in the Company's marketplace network may increase to the point where the Company must expand and upgrade some of its transaction processing systems and procurement network hardware and software. The Company's systems have limited scalability. The Company may not be able to accurately predict the rate of increase in the usage of its procurement network. This may affect the Company's timing and ability to expand and upgrade its systems and procurement network hardware and software capabilities to accommodate increased use of its network. If the Company does not upgrade its systems and procurement network hardware and software in a timely fashion, the Company may experience downgraded service, interruptions or delays that could damage its business reputation, relationship with clients and its operating results. It might also be forced to delay bringing additional customers onto the system until such upgrades are completed.

Risks  of  International  Operation
-----------------------------------

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

RISKS  RELATED  TO  THE  INTERNET  AND  E-COMMERCE

Year  2000  Risk
----------------

While the Year 2000 issue has generally been considered resolved, there can be no assurances that the issue will not impact the rate at which the Company's products will be implemented inside client organizations. Management believes that its internally developed systems and technology are Year 2000 compliant and has so far had no indications that its products are not Y2K compliant. Nevertheless, because the Company relies on information technology supplied by third parties, it is still possible that year 2000 problems may yet surface that could adversely affect the Company, although none have surfaced to date. Further, the Internet itself could face serious disruptions arising from Year 2000 problems, although none have surfaced to date. Many potential clients, furthermore, may have implemented policies that prohibit or strongly discourage making changes or additions to their internal computer systems until after the impact of Year 2000 has been assessed.

Volatility  in  Stock  Price
----------------------------

The stock market and especially the stock prices of Internet related companies have been very volatile. This volatility may not be related to the operating performance of the companies. The broad market volatility and industry volatility may reduce the price of the Company's stock without regard to the Company's operating performance. The market price of the company's stock could significantly decrease at any time due to this volatility. The uncertainty that results from such volatility can itself depress the market price of the company's stock.

Substantial Costs of Any Securities Litigation Could Divert Limited Resources of
--------------------------------------------------------------------------------
the  Company
------------

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. The Company could become a target of similar securities litigation based upon the volatility of its stock in the marketplace. Litigation of this type could result in substantial costs and divert management's attention and resources.

Substantial  Costs  of  Any  Intellectual  Property  Infringement  Claims
-------------------------------------------------------------------------

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

Dependence  Upon,  and  Risks  Related  To,  the  Internet
----------------------------------------------------------

The use of the Company's products and other ASP-based products depends on the increased acceptance and use of the Internet as a medium of commerce and communication. While management believes that acceptance and use of the Internet will continue to increase at very rapid rates, there can be no assurances that such increase will continue to develop, or that use of the Internet as a means of conducting business will continue or increase. If growth in the use of the Internet does not continue, clients may not adopt or use these new Internet technologies at the rates or for the purposes management has assumed. This could, in turn, adversely impact the Company and the results of its business operations. Further, even if acceptance and use of the Internet does increase rapidly, but the technology underlying the Internet and other necessary technology and related infrastructure does not effectively support that growth, the Company's future would be negatively impacted.

Potential  Breaches  of  the  Company's  Security  Systems
----------------------------------------------------------

A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of the Company's security systems or those of other web sites to protect the Company's exclusive information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the web for commerce and communications. Anyone who circumvents the Company's security measures could misappropriate its exclusive information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could theoretically be introduced into the Company's systems, or those of our clients or vendors, which could disrupt products offered by the Company, or make it inaccessible to clients or vendors. Although language in its user agreement places responsibility with users to protect the Company's products from such threats, the Company may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that the Company's activities may involve the storage and transmission of exclusive information, such as credit card numbers, security breaches could expose the Company to a risk of loss or litigation and possible liability. Despite provisions in its user agreements, which provide that the Company would not be liable for security breaches, the Company's security measures may be inadequate to prevent security breaches, and the Company's business could be seriously impacted if they are not prevented.

Government  Regulation
----------------------

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

HISTORY

The Company was incorporated in the state of Nevada on October 22, 1980, and ultimately adopted the name Vsource, Inc. on December 16, 1999. The Company was reincorporated in the state of Delaware on November 8, 2000. In conjunction with the Delaware reincorporation, the Company's authorized common stock was increased from 50,000,000 shares to 100,000,000 shares.

On June 1, 1998, the Company acquired all of the outstanding stock of Wpg.Net, Inc. for 500,000 shares of common stock plus stock options for 500,000 shares. The options vest ratably, on a monthly basis, over the 3 years subsequent to the purchase. If Wpg.Net, Inc. division revenues reach $500,000 before the 3-year vesting period has expired, the 500,000 options vest immediately. The former shareholders of Wpg.Net, Inc. (Wpg.Net, Inc. Shareholders) are entitled to a commission of 50% of revenue generated by the Wpg.Net, Inc. division. However, no Wpg.Net, Inc. revenues have been recorded since it was acquired and no revenue producing activities are contemplated. Wpg.Net, Inc. shareholders are entitled to 25% of revenues produced by Virtual Source, Inc. relating to sales of the currently inactive Virtual Source Publisher. In the event that Vsource is sold, the Wpg.Net, Inc. shareholders are entitled to a one-time payment of $3,000,000, the options vest immediately, and all commission obligations cease at that time. The Company guaranteed a minimum stock price of $7.00 per share for the stock held by Wpg.Net, Inc. shareholders upon the sale of the Company. The acquisition was accounted for as a purchase and was included with the combined operations for the dates subsequent to June 1, 1998. As a result of the acquisition, goodwill was recorded in the amount of $1,186,555. During the year ended January 31, 2000, the Company determined that the present value of future cash flows related to the acquisition of Wpg.Net, Inc. was not material.
Consequently, the remaining unamortized goodwill has been written off as of January 31, 2000. Wpg.Net, Inc. was merged into Vsource, Inc. effective January 4, 2001.

On December 14, 2000, the Company entered into an Agreement and Plan of Merger with OTT Acquisition Corp., a California corporation, Online Transaction Technologies, Inc., a California corporation ("OTT"), Colin P. Kruger and Michael Shirman (the "Merger Agreement") and on January 22, 2001, the transaction closed in accordance with the Merger Agreement. The merger is recorded on the purchase method of accounting and was included with the combined operations for the dates subsequent to January 22, 2001.The merger was a tax-free reorganization under Section 368(a) of the Internal Revenue Code. OTT is an Application Service Provider (ASP) that develops and hosts transaction solutions for public and private exchanges. Among the solutions that OTT brings to Vsource is LiquidMarketplace(TM) a complete suite of fully integrated transaction solutions, including auctions, fixed-price catalogs and RFP/RFQ engines.


Item  2.     DESCRIPTION  OF  PROPERTY

The Company, through its subsidiary Virtual Source, Inc., leases approximately 5,500 square feet of standard office space at its principal location in Ventura, California. The lease expires on March 21, 2002. Rent is $8,307 per month. The Company is currently seeking a sub-tenant for part of this space during the remainder of the lease.

The Company rents approximately 6,700 square feet of standard office in Bothell, Washington. The lease expires on October 21, 2002, under a 36-month lease. Rent is $11,117 per month. The Company vacated this office in March 2001. The premises are available for a sub-tenancy for the remainder of the lease.

The Company, through its subsidiary OTT, rents 10,666 square feet of office space in Los Angeles, California. The Company's principal technical operations are housed in this facility. The lease expires March 6, 2002. Rate is $12,728 during the last year of the lease. The Company is currently seeking a sub-tenant for up to one half of this space during the remainder of the lease.


Item  3.     LEGAL  PROCEEDINGS

On October 23, 2000, the Company filed a suit in the Superior Court of the State of California for the County of Los Angeles for fraudulent misrepresentation, fraudulent concealment, rescission and mutual mistake, seeking to rescind a contract the Company entered into with Vitria Technology, Inc. ("Vitria") in February 2000. The suit was transferred to Santa Clara County. Subsequent to January 31, 2001, Vitria denied the substantive allegations in the complaint and seeks the award of monetary damages against the Company for breach of contract. Because discovery is in the early stages, the Company cannot evaluate the likelihood of an outcome. On April 10, 2001 the Santa Clara County Superior Court granted Vitria's request for a writ of attachment against the Company in the sum of $600,000 to secure potential recovery in this case.


Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the year ended January 31, 2001, the following matters were submitted to a vote of security holders:

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



                                     PART II

Item  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

MARKET  INFORMATION

Prior to January 4, 2000, the Company's common stock traded under the symbol "IBNL" in the over-the-counter securities market. On January 4, 2000, the Company's common stock began trading under the symbol "VSRC.OB" in the over-the-counter securities market. The over-the-counter quotations reflect interdealer bid prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The over-the-counter market does not constitute active trading and trading in the Company's common stock is limited and sporadic. On October 30, 2000, the Company began trading on Nasdaq National Market system under the symbol "VSRC". The following table sets forth the range of high bid and low bid quotations and the closing price for the fiscal quarters within the last two years. Prior to October 30, 2000, the source for this information is the Nasdaq OTC Bulletin Board. Since October 30, 2000, the source for this information is the Nasdaq National Market System.

Common  Stock
-------------

For Fiscal Year Ended January 31, 2000   High    Low    Close
--------------------------------------  ------  ------  ------
     Quarter ended April 30, 1999       $ 2.38  $ 1.38  $ 1.41

     Quarter ended July 31, 1999        $ 2.13  $ 1.38  $ 2.13

     Quarter ended October 31, 1999     $ 2.88  $ 1.53  $ 1.88

     Quarter ended January 31, 2000     $19.88  $ 1.88  $15.19

For Fiscal Year Ended January 31, 2001  High    Low     Close
--------------------------------------  ------  ------  ------

     Quarter ended April 30, 2000       $85.00  $14.50  $26.69

     Quarter ended July 31, 2000        $28.13  $ 9.13  $15.63

     Quarter ended October 31, 2000     $16.25  $ 6.38  $14.13

     Quarter ended January 31, 2001     $15.81  $ 1.47  $ 2.25

SHAREHOLDERS

As of April 30, 2001, there were 958 stockholders of record of the Company's common stock. Of the 18.6 million outstanding shares of the Company's common stock at April 30, 2001, 13.5 million shares were held in "street name" by Cede, Inc. on behalf of shareholders.

As of April 30, 2001, there were 48 holders of the Company's Series 1-A convertible preferred stock and 19 of Series 2-A convertible preferred stock.

DIVIDENDS

The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain all future earnings to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT  SALE  OF  UNREGISTERED  SECURITIES

The following are all securities sold by the Company or issued as warrants within the three (3) year period prior to January 31, 2001 which were not registered under the Securities Act:

In June 1998, the Company issued 500,000 shares of its common stock and granted an option to purchase an additional 500,000 shares in exchange for all of the shares of Wpg.Net, Inc., a Washington corporation. The shares and options were issued to DX3, Inc., a Washington corporation wholly owned by the three Wpg.Net, Inc. shareholders. The options have an exercise price of $0.59 per share and vest ratably each month over a three-year period subject to acceleration upon the achievement of certain revenue goals. No underwriters were used, and no commissions were paid. The issuances were a private placement and exempt from registration under Section 4(2) of the Securities Act. The transactions did not involve a public offering. There were three shareholders of Wpg.Net, Inc., who were also the sole shareholders of DX3, each of whom was familiar with the Company. DX3 represented its intention to acquire the shares and option for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions were placed on each stock certificate issued and will be placed on each stock certificate issued upon exercise of the options. Each individual had ample access to the kind of information from the Company that a registration statement would include.

During March and April of 1999, the Company sold 737,493 shares of unrestricted common stock, and received $999,942 less offering costs. No underwriters were used, and no commissions were paid. Legal fees approximated $5,000. This offering was a private placement and, in the opinion of counsel, was exempt from registration under the Securities Act and made in accordance with Regulation D. The Company was again eligible under Securities and Exchange Commission Rule 504, which allowed the shares sold in this private placement to be issued without restrictive legend. Because Rule 504 was changed effective April 7, 1999, the last sale of shares under this offering was made on April 6, 1999. The recipients of these shares, primarily existing Company investors, or friends, relatives and business associates of the Company officers, directors and investors, represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution.

On May 15, 1999, the Company issued an aggregate of 636,100 shares of common stock upon the exercise of options by three of the Company's executive officers. The exercise prices ranged from $0.18 to $0.625. No underwriters were used, and no commissions were paid. The issuances were exempt pursuant to Rule 701 promulgated by the Securities and Exchange Commission under the Securities Act. The option grants were made under written compensatory contracts. Appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions were placed on each stock certificate when issued.

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

During the period July 1, 1999 to December 31, 1999, the Company sold 757,720 shares of restricted common stock, and received $1,140,000. No underwriters were used and no commissions were paid. The sales were a private placement and, in the opinion of counsel, exempt from registration under Section 4(2) of the Securities Act. The transactions did not involve a public offering. There were eleven offerees and nine purchasers, each of whom was an accredited investor, and familiar with the Company and four of whom were existing shareholders. The investors represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued. Each individual had ample access to the kind of information from the Company that a registration statement would include.

As of July 31, 1999, the Company converted all of its then outstanding convertible debt to equity. The convertible demand notes totaled $971,553 in aggregate principal amount and accrued interest at 10% per annum. The notes were convertible at rates ranging from $0.20 to $1.30 per share. In order to induce the conversion, the Company offered an additional three months of interest. Interest and principal were converted into an aggregate of 2,210,201 shares of the company's common stock. No underwriters were used, and no commissions were paid. The issuance of the Company's common stock upon the conversion of the notes was a private placement to 22 investors and exempt from registration under Section 4(2) of the Securities Act. The investors represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

In November 1999, the Company issued an aggregate of $150,000 of 10% convertible demand notes due on demand after December 2000 to two accredited investors. The notes, principal and interest, are convertible into restricted shares of the Company's common stock at a rate of $2.50 per share. No underwriters were used, and no commissions were paid. The issuance of the Company's notes was a private placement exempt from registration under Section 4(2) of the Securities Act. Prior to conversion, the investors must represent their intention to acquire the conversion shares for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include. These notes were converted as of January 31, 2001.

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

During the period December 1, 1999 to February 24, 2000, the Company sold 2,802,000 shares of Series 1-A Convertible Preferred Stock to 46 accredited investors and received $7,005,000 less offering costs. Each share of preferred stock is initially convertible into one share of common stock at the election of the holder, upon an underwritten public offering with aggregate proceeds to the Company of at least $10 million or upon the election of a majority of the outstanding shares of preferred stock. No underwriters were used. Offering costs were approximately $109,583 including transfer agent fees, printing costs, legal fees and commissions or finders' fees. The offering was a private placement made in accordance with Regulation D. All of the purchasers were accredited investors. No form of general solicitation or general advertising was used for any offer or sale. The investors represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate restrictive legends were placed on each stock certificate issued pursuant to this offering.

In connection with the sales of the Series 1-A Convertible Preferred Stock, the Company issued warrants to purchase an aggregate 386,691 shares of common stock at exercise prices ranging from $2.50 to $6.00 as additional finder's fees and commissions and for other services in connection with the offering. No underwriters were used, and no commissions were paid. The warrants were issued, or will be issued, to five consultants and as a private placement exempt from registration under Section 4(2) of the Securities Act. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each warrant and each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

On January 14, 2000, the Company granted options to purchase an aggregate of 78,750 shares of common stock to 6 key employees exercisable at $1.66 per share. No underwriters were used, and no commissions were paid. The grants were intended to be private placements exempt from registration under Section 4(2) of the Securities Act. The option grants were made under written compensatory contracts. Appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued.

On February 3, 2000, the Company granted options to purchase an aggregate of 125,000 shares of common stock to an executive officer exercisable at $2.50 per share. No underwriters were used, and no commissions were paid. The grants were a private placement exempt from registration under Section 4(2) of the Securities Act. The option grants were made under written compensatory contracts. Appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued.

On March 27, 2000, the Company granted options to purchase an aggregate of 100,000 shares of common stock to an executive officer exercisable at $3.00 per share. No underwriters were used, and no commissions were paid. The grants were a private placement exempt from registration under Section 4(2) of the Securities Act. The option grants were made under written compensatory contracts. Appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued.

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

The Company is obligated to register the shares of Common Stock underlying the Series 2-A Preferred and the warrants held by the holders of the Series 2-A Preferred. The registration statement was required to be effective on or before January 16, 2001, or the Company was required to issue to each holder of Series 2-A Preferred an additional warrant to purchase Common Stock in an aggregate amount equal to two percent (2%) of the registrable shares held by such holder for each thirty day period this registration statement is not effective by January 16, 2001. The additional warrants would have terms of five (5) years and an exercise price of $6.41 per share. The registration statement was effective prior to January 16, 2001. In connection with the sales of the Series 2-A Convertible Preferred Stock, the Company issued warrants to purchase an aggregate of 144,881 shares of common stock at exercise prices ranging from $6.41 to $6.69 as additional finder's fees, commissions and other services in connection with the offering. No underwriters were used, and no commissions were paid. The warrants were issued to two consultants and as a private placement exempt from registration under section 4(2) of the Securities Act. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view for resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each warrant and each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

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

In September 2000, the Chief Financial Officer and the Chief Operating Officer each purchased shares of the Company's Series 2-A Convertible Preferred Stock for nominal cash and three-year promissory notes of $124,000 each, which bear interest at a rate of 8% per annum and principal amounts each. The preferred stock purchased was 19,501 for each officer. In connection with these transactions, they also each received a warrant to purchase 1,697 shares of common stock with an exercise price of $6.41 and a term of five years.

In December 2000, the Company terminated a strategic relationship with U.S. West, Inc. (now known as Qwest Communications) of Denver, Colorado, to which the two firms had agreed to make VSN available to Qwest's business customers. In exchange for services to be rendered and a nominal amount of cash, Vsource had granted to Qwest 600,000 warrants with a three-year term, at an exercise price of $5.00. The terms of the distribution and marketing agreement were renewable each year, however, it was subject to cancellation by either party giving notice of its intent to terminate the agreement. When the warrants were granted, the Company's stock was valued at $17.50 per share, resulting in a charge to the Company of $8,412,000. The Company recognized the full balance as a marketing expense in the year ended January 31, 2001 due to the cancellation of this arrangement.

On January 22, 2001, Company closed an Agreement and Plan of Merger with Online Transaction Technologies, Inc., a California corporation ("OTT"). The aggregate purchase price payable at Closing was 1,089,389 shares of the Company's common stock. The number of shares was calculated based on a specific formula in the Merger Agreement. Such aggregate price shall be subject to adjustment based on reductions or increases in the net book value of the assets of OTT since September 30, 2000. As a result of the acquisition, including direct expenses related to the transaction, goodwill was recorded in the amount of $4,592,863. In connection with the Closing, two key employees of OTT were granted options to purchase 100,000 shares each of the Company's common stock which vest over 24 months and have an exercise price of $6.41 per share.

During the year ended January 31, 2001, 364,646 shares of Series 1-A Convertible Preferred Stock and 296,411 shares of Series 2-A Convertible Preferred Stock were converted into common shares, 307,391 shares of common stock were issued upon exercise of stock options and warrants, 65,654 shares upon conversion of convertible demand notes, and 8,250 shares in return for services provided to the Company.


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

OVERVIEW

Vsource, Inc. ("Vsource" or the "Company") creates and markets Internet-based applications for businesses. An Internet-based application is best described as computer software and data that reside on a remote server, rather than the user's computer, where that software and data are accessed over the Internet. The Company intends to generate fees by licensing its Internet-based applications for use by businesses. Currently, the Company offers LiquidMarketplace(TM) as its primary application. LiquidMarketplace(TM) may be used by corporate clients to purchase goods and services via the Internet. The

Company has also developed and has previously offered non-Internet procurement software, Virtual Source Publisher, a do-it-yourself Internet web site builder, and Virtual Source Network ("VSN"), an Internet based procurement software. These products are currently inactive, but the Company retains all related technology and rights.

The Company's product, LiquidMarketplace(TM), has been used on a continuing basis for over one year by one client. This limited operating history makes the prediction of future operating results very difficult. In particular, the Company believes that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. The Company's operating prospects must be considered in relationship to the risks, expenses and difficulties encountered by any company at an early stage of development, particularly companies in new and rapidly evolving markets. The Company may not be successful in addressing such risks and difficulties.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue its operations through January 31, 2002. These steps include expense reductions, marketing and sale of LiquidMarketplace(TM) products, consideration of merger opportunities, and plans to raise additional capital through equity transactions.

The Company has implemented cash conservation measures and is currently expending approximately $325,000 per month of cash and cash equivalents. At this rate, without additional capital or revenues, the Company believes it can continue operations, with minimum cash reserves, through January 31, 2002.

The Company is presently engaged in marketing and sales of its LiquidMarketplace(TM) products, but has not determined that these products, and the markets toward which they are directed, represent a sufficient business opportunity for a major commitment of the Company's available capital resources. The Company, therefore, is limiting further development and marketing expenses related to LiquidMarketplace(TM), while it evaluates consolidation opportunities with compatible technology companies and plans for raising additional capital. For more information, please refer to "Item 1. DESCRIPTION OF BUSINESS - FACTORS THAT MAY AFFECT FUTURE PERFORMANCE."

RECENT  EVENTS

RESULTS  OF  OPERATIONS  -  FISCAL  YEAR  2001  VERSUS  FISCAL  YEAR  2000

REVENUES: Revenues for the year ended January 31, 2001 increased to $35,000 from revenues of $3,500 for the year ended January 31, 2000, an increase of $31,500, or 900%. Revenues increased primarily because the Company had ceased its sales of subscriptions to the software version of VSN in the year ended January 31, 2000, and began the implementation of the new Internet version of VSN in the year ended January 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased to $16,123,943 for the year ended January 31, 2001 from $1,167,328 for the year ended January 31, 2000, an increase of $14,956,615, or 1281%. The increase was due to major increases in advertising and marketing to support the product implementation, and including expenses associated with an increase in personnel, including payroll, rent and travel and a substantial increase in the recognition of stock-based compensation.

RESEARCH AND DEVELOPMENT: Research and development expenses increased to $11,654,679 for the year ended January 31, 2001 from $3,458,933 for the year ended January 31, 2000, an increase of $8,195,746, or 237%. The increase was due to increased costs associated with the development of the Company's Internet version of its VSN electronic purchasing system. Such increased costs include additional personnel and personnel-related expenses as well as increased licensing fees for development-related tools and systems and a substantial increase in the recognition of stock-based compensation.

TOTAL EXPENSES: Total expenses increased to $27,778,622 for the year ended January 31, 2001 from $4,626,261 for the year ended January 31, 2000, an increase of $23,152,361, or 501%. The increase in total expenses was due primarily to the increases in both research and development and general and administrative expenses including a substantial increase in the recognition of stock-based compensation.

LOSS FROM OPERATIONS: The Company had a loss from operations of $27,743,622 for the year ended January 31, 2001 versus a loss of $4,622,761 for the year ended January 31, 2000, an increase of $23,120,861, or 500%. The loss increased because of increased costs associated with developing the Internet version of VSN versus a decline in revenues associated with discontinuing the software version of VSN and a substantial increase in the recognition of stock-based compensation.

INTEREST INCOME: Interest income increased to $152,431 for the year ended January 31, 2001 from $15,394 for the year ended January 31, 2000, an increase of $137,037, or 890%. The increase was due primarily to the increase in cash in interest bearing accounts. The cash was received from the issuance of preferred stock through two private placements.

LOSS ON IMPAIRMENT OF INTANGIBLE ASSETS: The Company incurred no loss on impairment of assets in the year ended January 31, 2001; however, a loss of $527,356 was incurred for the year ended January 31, 2000. The Company determined in the year ended January 31, 2000, that its June 1998 investment in Wpg.Net, Inc., and its technology, did not continue to carry the value originally anticipated. As a result, the goodwill remaining on the books as of January 31, 2000 was eliminated and charged to expense.

OTHER INCOME: Other Income increased to $4,018 for the year ended January 31, 2001 an increase from no other income for the year ended January 31, 2000. Other income in 2001 was derived primarily from the sale of miscellaneous short-term assets.

INTEREST EXPENSE: Interest expenses decreased to $11,589 for the year ended January 31, 2001 from $388,571 for the year ended January 31, 2000, a decrease of $376,982, or 97.0%. The decrease was due primarily to the decrease in Convertible Demand Notes.

NET LOSS: The net loss of $27,598,762 for the year ended January 31, 2001 increased from $5,523,294 for the year ended January 31, 2000, an increase of $22,075,468, or 400%, almost entirely as a result of increased loss from operations, including a substantial increase in the recognition of stock-based compensation.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: The weighted average number of shares of 16,020,510 for the year ended January 31, 2001 increased from 13,931,634 for the year ended January 31, 2000, an increase of 2,088,876 shares, or 15%. The increase resulted from issuing 2,131,741 shares of common stock, resulting from issuing 307,391 shares upon exercise of stock options and warrants, 65,654 shares upon conversion of convertible demand notes, the conversion of 661,057 shares of preferred stock and the issuance of 1,089,389 shares in relation to the acquisition of OTT and 8,250 shares in return for services provided to the Company.

NET LOSS PER COMMON SHARE: The net loss per common share of ($2.57) for the year ended January 31, 2001 increased from net loss per common share of ($0.40) for the year ended January 31, 2000, an increase of ($2.17), or 543%, as a result of the increased net loss for the year, partially offset by the increase in outstanding Common Shares, as noted above.

CHANGES  IN  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES: The Company used $9,593,418 of cash in operating activities in the year ended January 31, 2001, versus $2,863,183 of cash used in operating activities in the year ended January 31, 2000, an increase of $6,730,235 or 235%, in the use of cash for operations. The increased use of cash resulted from a net loss of $27,598,762 offset by non-cash items affecting income and changes in operating assets and liabilities of $18,005,344. The net loss was primarily due to increases in general and administrative and research and development expenses associated with the development of the Company's now discontinued Internet version of its VSN procurement software, while the Company generated little revenue.

CASH FLOWS FROM INVESTING ACTIVITIES: For the year ended January 31, 2001, cash used in investing activities was $1,187,652 primarily because of the investment in OTT of $407,163, acquisition of property and equipment of $689,801, and advances to employees of $90,688. For the year ended January 31, 2000, cash used in investing activities was $282,028 because of advances to employees of $41,820 and acquisition of property and equipment of $240,208.

CASH FLOWS FROM FINANCING ACTIVITIES: For the year ended January 31, 2001, cash provided by financing activities was $10,982,165, consisting of $10,789,936 from the private placement of preferred stock and $192,229 from the issuance of common stock. For the year ended January 31, 2000, cash flows provided by financing activities was $8,292,441, consisting of $6,002,500 from the private placement of preferred stock, $2,139,941 from the issuance of common stock, and $150,000 from borrowings on convertible notes. This debt has all been converted into equity (See Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS  -  RECENT  SALE  OF  UNREGISTERED  SECURITIES).

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's principal sources of cash and cash equivalents for the year ended January 31, 2001 were derived from private sales of the Company's equity and debt securities and funds received from implementation fee revenues of VSN of $35,000. The major source of funds for the Company from the date of inception through January 31, 2001, has been from sale of equity and debt securities.

The Company completed the year ended January 31, 2001 with cash and cash equivalents totaling approximately $5.4 million. As of April 30, 2001 the total of cash and cash equivalents was approximately $3.4 million.

The Company has implemented cash conservation measures and is currently expending approximately $325,000 per month of cash and cash equivalents. At this rate, without additional capital or revenues, the Company believes it can continue operations, with minimum cash reserves, through January 31, 2002.

The Company is presently engaged in marketing and sales of its LiquidMarketplace(TM) products, but has not determined that these products, and the markets toward which they are directed, represent a sufficient business opportunity for a major commitment of the Company's available capital resources. The Company, therefore, is limiting further development and marketing expenses related to LiquidMarketplace(TM), while it evaluates consolidation opportunities with compatible technology companies and plans for raising additional capital.

Item  7.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


     REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS


Board  of  Directors
Vsource,  Inc.

We have audited the accompanying consolidated balance sheet of Vsource, Inc. (a Delaware corporation) and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vsource, Inc. and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial losses from operations since inception, has used, rather than provided cash from operations and has an accumulated deficit of approximately $50.9 million. Continued losses are projected for the next fiscal year. At present, the Company has no proven plan for generation of material revenue. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Los  Angeles,  California
April  13,  2001  (except  for  Note  12,  as  to
which  the  date  is  May  3,  2001)


                                           VSOURCE, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                            January 31,

                                              ASSETS


                                                                       2001         2000
                                                                   ------------  -----------
CURRENT ASSETS
     Cash                                                          $ 5,360,525   $5,124,399
     Restricted cash                                                    47,737       82,768
     Accounts receivable                                                 4,200           --
     Notes receivable-related parties                                  150,000           --
     Prepaid expenses                                                  103,687           --
                                                                   ------------  -----------
          Total current assets                                       5,666,149    5,207,167

PROPERTY AND EQUIPMENT
     Equipment and fixtures                                          1,099,628      240,208
     Less - accumulated depreciation                                  (167,283)     (17,708)
                                                                   ------------  -----------
                                                                       932,345      222,500

OTHER ASSETS
     Goodwill                                                        4,592,863           --
     Notes receivable-related parties                                   50,000      110,728
     Other assets                                                       19,559           --
                                                                   ------------  -----------
                                                                   $11,260,916   $5,540,395
                                                                   ============  ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                              $   598,717   $  247,472
     Accrued expenses                                                  311,686      100,937
     Amounts related to in-process
         private placement of preferred stock                               --    6,002,500
     Convertible notes payable                                              --      150,000
                                                                   ------------  -----------
                                                                       910,403    6,500,909

COMMITMENTS AND CONTINGENCIES                                               --           --

SHAREHOLDERS' EQUITY (DEFICIT)
     Preferred stock Series 1-A ($0.01 par value, 2,900,000
     shares authorized; 2,437,354 shares issued and outstanding.
      Aggregate liquidation value is $6,093,385.)                       24,374           --

     Preferred stock Series 2-A ($0.01 par value, 2,100,000
     shares authorized; 1,375,917 shares issued and outstanding.
     Aggregate liquidation value is $8,819,628)                         13,759           --

        The accompanying notes are an integral part of these statements.

                                       VSOURCE, INC.
                                CONSOLIDATED BALANCE SHEETS
                                        January 31,

                                                              2001             2000
                                                          --------------  ------------
Common stock ($0.01 par value, 100,000,000
          shares authorized; 17,938,912 and 15,807,130
          issued and outstanding as of January 31, 2001
          and 2000, respectively)                               179,389       158,071
     Additional paid-in capital                              67,267,483    10,645,934
     Deferred compensation                                   (5,804,851)   (1,780,817)
     Accumulated deficit                                    (50,902,843)   (9,804,904)
                                                          --------------  ------------
                                                             10,777,311      (781,716)
     Less: Notes receivable from the sale of stock             (426,798)     (178,798)
                                                          --------------  ------------
                                                             10,350,513      (960,514)
                                                          --------------  ------------
                                                          $  11,260,916   $ 5,540,395
                                                          ==============  ============

       The accompanying notes are an integral part of these statements.

                                                   VSOURCE, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                          For the years ended January 31,

                                                                     2001           2000
                                                                --------------  ------------
Revenue                                                         $      35,000   $     3,500

General and administrative expenses (including $12,271,129
    and $424,266 of stock based compensation for the
    years ended January 31, 2001 and 2000, respectively)           16,123,943     1,167,328

Research and development (including $5,432,372 of stock based compensation for the year ended January 31, 2001.
     No stock based compensation is included for the
     year ended January 31, 2000)                                  11,654,679     3,458,933
                                                                --------------  ------------
     Total expenses                                                27,778,622     4,626,261
                                                                --------------  ------------
Loss from operations                                              (27,743,622)   (4,622,761)

Other income (expense):
     Interest expense                                                 (11,589)     (388,571)
     Loss on impairment of intangible asset                                --      (527,356)
     Interest income                                                  152,431        15,394
     Other income                                                       4,018            --
                                                                --------------  ------------
Net loss                                                        $ (27,598,762)  $(5,523,294)
                                                                ==============  ============
Loss available to
  common stockholders (See note 10)                             $ (41,097,939)  $(5,523,294)
                                                                ==============  ============
Basic and diluted weighted average number of
  common shares outstanding                                        16,020,510    13,931,634
                                                                ==============  ============
Basic and diluted net loss per share
  available to common stockholders                              $       (2.57)  $     (0.40)
                                                                ==============  ============

        The accompanying notes are an integral part of these statements.

                                                        VSOURCE, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                Common  Stock                    Preferred  Stock             Additional
                                           Shares            Amount            Shares          Amount       Paid-in-Capital
                                        --------------  ------------------  --------------  --------------  ---------------
Balance at January 31, 1999                11,401,492   $         114,014              --               --   $   4,296,392
Issuance of common stock,
     net of issuance costs                  1,495,213              14,952                                        2,124,990
Issuance of common stock upon
     conversion of demand notes             2,210,201              22,102                                          949,451
Issuance of common
     stock for services                        64,165                 642                                          112,735
Granting of common stock
     options for services                                                                                        2,123,832
Issuance of warrants - related party                                                                               435,136
Beneficial conversion feature                                                                                      349,710
Modification in terms of stock options                                                                              81,251
Exercise of stock options                     636,100               6,361                                          172,437
Net loss
                                        --------------  ------------------  --------------  --------------  ---------------
Balance at January 31, 2000                15,807,171   $         158,071              --              --       10,645,934

Issuance of preferred stock                        --                  --       4,474,328          44,743       16,995,694
Conversion of preferred stock                 661,057               6,610        (661,057)         (6,610)              --
Issuance of common stock-
    acquisition of OTT                      1,089,389              10,894                                        4,047,360
Issuance of common stock upon
     conversion of demand notes                65,654                 657                                          163,480
Deemed non-cash dividend to
      preferred stockholders                                                                                    13,499,177
Compensation related to:
      options granted for services                                                                              11,942,646
      warrants issued for services                                                                              10,966,310
Issuance of stock
      for services                              8,250                  83                                          319,216
Expired and forfeited options                                                                                   (2,660,349)
Exercise of stock options                     209,334               2,094                                        1,348,995
Exercise of warrants                           98,057                 980                                             (980)
Net loss
                                        --------------  ------------------  --------------  --------------  ---------------
Balance at January 31, 2001                17,938,912   $         179,389       3,813,271   $       38,133   $  67,267,483
                                        ==============  ==================  ==============  ==============  ===============

                                                                                                 Total
                                           Deferred        Notes        Accumulated    Stockholder's
                                         Compensation    Receivable       Deficit     Equity (Deficit)
                                        --------------  -------------  -------------  ----------------
Balance at January 31, 1999                        --             --   $  (4,281,610) $       128,796
Issuance of common stock,
     net of issuance costs                                                                  2,139,942

Issuance of common stock upon
     conversion of demand notes                                                               971,553
Issuance of common
     stock for services                                                                       113,377
Granting of common stock
     options for services                  (1,780,817)                                        343,015
Issuance of warrants - related party                                                          435,136
Beneficial conversion feature                                                                 349,710
Modification in terms of stock options                                                         81,251

Exercise of stock options                                   (178,798)                              --
Net loss                                                                  (5,523,294)      (5,523,294)
                                        --------------  -------------  --------------  ----------------
Balance at January 31, 2000                (1,780,817)      (178,798)     (9,804,904)        (960,514)

Issuance of preferred stock                                 (248,000)                      16,792,437
Conversion of preferred stock                                                                      --
Issuance of common stock-
    acquisition of OTT                                                                      4,058,254
Issuance of common stock upon
     conversion of demand notes                                                               164,137
Deemed non-cash dividend to
      preferred stockholders                                             (13,499,177)              --
Compensation related to:
      options granted for services         (6,684,383)                                      5,258,263
      warrants issued for services                                                         10,966,310
Issuance of stock
      for services                                                                            319,299
Expired and forfeited options               2,660,349
Exercise of stock options                                                                   1,351,089
Exercise of warrants                                                                               --
Net loss                                                                  (27,598,762)    (27,598,762)
                                        --------------  -------------  ---------------  --------------
Balance at January 31, 2001             $  (5,804,851)  $   (426,798)  $  (50,902,843)  $  10,350,513
                                        ==============  =============  ===============  ==============

        The accompanying notes are an integral part of these statements.


                                       VSOURCE, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the years ended January 31,


                                                                 2001             2000
                                                          ------------------  ------------
Increase (decrease) in cash
Cash flows from operating activities:
     Net loss                                             $     (27,598,762)  $(5,523,294)
     Adjustments to reconcile net loss to
          net cash used by operating activities:
     Depreciation and amortization                                  150,457       436,671
     Interest expense related to
          the beneficial conversion feature                              --       349,710
     Interest expense converted to equity                                --        36,568
     Impairment of intangible asset                                      --       527,356
     Compensation expense on stock options granted                4,643,928       424,266
     Compensation expense on warrants issued                     10,966,310            --
     Services paid with equity                                    2,093,263       548,513
     Settlement of rent litigation                                       --        37,500
          Changes in assets and liabilities:
               Accounts receivable                                       --         3,590
               Prepaid expenses                                    (103,687)           --
               Accounts payable                                     139,829       198,250
               Deferred revenue                                          --        (3,250)
               Accrued liabilities                                  115,244       100,937
                                                          ------------------  ------------
               Net cash used in operating activities             (9,593,418)   (2,863,183)

Cash flows from investing activities:
     Investment in OTT                                             (407,163)           --
     Purchase of property and equipment                            (689,801)     (240,208)
     Advances to related parties                                    (90,688)      (41,820)
                                                          ------------------  ------------
  Net cash used in investing activities                          (1,187,652)     (282,028)

Cash flows from financing activities:
     Proceeds from issuance of common stock                         192,229     2,139,941
     Proceeds from issuance of preferred stock                   10,789,936     6,002,500
     Proceeds from borrowings                                            --       150,000
                                                          ------------------  ------------
               Net cash provided by financing activities         10,982,165     8,292,441
                                                          ------------------  ------------
Net increase in cash                                                201,095     5,147,230
                                                          ------------------  ------------
Cash at beginning of period                                       5,207,167        59,937
                                                          ------------------  ------------
Cash at end of period                                     $       5,408,262   $ 5,207,167
                                                          ==================  ============


Supplemental  disclosure:
     See  Note  1  -  STATEMENT  OF  CASH  FLOWS


        The accompanying notes are an integral part of these statements.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001


1.     NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING PRINCIPLES

ORGANIZATION  AND  BUSINESS

Vsource, Inc. ("Vsource" or the "Company") creates and markets Internet-based applications for businesses. An Internet-based application is best described as computer software and data that reside on a remote server, rather than the user's computer, where that software and data are accessed over the Internet. The Company intends to generate fees by licensing its Internet-based applications for use by businesses. Currently, the Company offers LiquidMarketplace(TM) as its primary application. LiquidMarketplace(TM) may be used by corporate clients to purchase goods and services via the Internet. The Company has also developed and has previously offered a non-Internet procurement software, Virtual Source Publisher, a do-it-yourself Internet web site builder, and Virtual Source Network ("VSN"), an Internet based procurement software. These products have been discontinued, but the Company retains all related technology and rights.

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

On June 1, 1998, the Company acquired all of the outstanding stock of Wpg.Net, Inc. for 500,000 shares of common stock plus stock options for 500,000 shares. The options vest ratably, on a monthly basis, over the 3 years subsequent to the purchase. If Wpg.Net, Inc. division revenues reach $500,000 before the 3-year vesting period has expired, the 500,000 options vest immediately. The former shareholders of Wpg.Net, Inc. (Wpg.Net, Inc. Shareholders) are entitled to a commission of 50% of revenue generated by the Wpg.Net, Inc. division. However, no Wpg.Net, Inc. revenues have been recorded since it was acquired and no revenue producing activities are contemplated. Wpg.Net, Inc. shareholders are entitled to 25% of revenues produced by Virtual Source, Inc. relating to sales of the currently inactive Virtual Source Publisher. In the event that Vsource is sold, the Wpg.Net, Inc. shareholders are entitled to a one-time payment of $3,000,000, the options vest immediately, and all commission obligations cease at that time. The Company guaranteed a minimum stock price of $7.00 per share for the stock held by Wpg.Net, Inc. shareholders upon the sale of the Company. The acquisition was accounted for as a purchase and was included with the combined operations for the dates subsequent to June 1, 1998. As a result of the acquisition, goodwill was recorded in the amount of $1,186,555. During the year ended January 31, 2000, the Company determined that the present value of future cash flows related to the acquisition of Wpg.Net, Inc. was not material.
Consequently, the remaining unamortized goodwill has been written off as of January 31, 2000. Wpg.Net, Inc. was merged into Vsource, Inc. effective January 4, 2001.

The  Company  reincorporated  in  the  state  of  Delaware  on November 8, 2000.

On December 14, 2000, the Company entered into an Agreement and Plan of Merger with OTT Acquisition Corp., a California corporation, Online Transaction Technologies, Inc., a California corporation ("OTT"), Colin P. Kruger and Michael Shirman (the "Merger Agreement") to acquire OTT. On January 22, 2001, the transaction closed in accordance with the Merger Agreement. The merger was recorded using the purchase method of accounting and the results of operations of OTT are included in the consolidated operations of the Company for the period subsequent to January 22, 2001.The merger was a tax-free reorganization under
Section  368(a)  of  the  Internal  Revenue  Code.

OTT is an Application Service Provider ("ASP") that develops and hosts transaction solutions for public and private exchanges. Among the solutions that OTT brings to Vsource is LiquidMarketplace(TM), a complete suite of fully integrated transaction solutions, including auctions, fixed-price catalogs and RFQ (request for quotations) /RFP (request for proposal) engines.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001


These solutions are identified as LiquidAuction(TM), LiquidCatalog(TM) and RFP/RFQ products. This suite allows public exchange clients to handle both seller- and buyer-initiated transactions in their e-Marketplaces. OTT's private exchange solution, LiquidStore(TM), offers private catalog and auction functionality to LiquidMarketplace(TM) participants or stand-alone clients. In addition to offering a complete suite, OTT has developed proprietary modules and applications that reduce customization and deployment time and simplify integration. See Note 3.

The Company is presently engaged in marketing and sales of its LiquidMarketplace(TM) products, but has not determined that these products, and the markets toward which they are directed, represent a sufficient business opportunity for a major commitment of the Company's available capital resources. The Company, therefore, is limiting further development and marketing expenses related to LiquidMarketplace(TM), while it evaluates consolidation opportunities with compatible technology companies and plans for raising additional capital.


PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Vsource, Inc. and its wholly owned subsidiaries Virtual Source, Inc. and Online Transaction
Technologies,  Inc.  Significant  intercompany  accounts  have  been eliminated.

REVENUE  RECOGNITION

The Company accounts for revenue in accordance with the Financial Accounting Standards Board issued EITFOO-3, which provides guidance on applying generally accepted accounting principles for recognizing revenues associated with vendor hosted software. The Company provides Web based auction services and presently has one client operating month-to-month under an expired services agreement. A monthly maintenance fee is charged which is recognized currently in the month during which the services are performed.

Revenue is derived from LiquidMarketplace(TM) products through a client contract that provides for an initial "set-up" fee and an ongoing license fee. The "set-up" fee is based on specific client requirements, generally in the $100,000 to $200,000 range. The license fee and accompanying service level agreement is based on a fixed monthly charge, with additional charges for a pilot implementation and for client-specific modifications to the LiquidMarketplace(TM) products. These are typically billed, as required, on a time and materials basis.

RESEARCH  AND  DEVELOPMENT

Research and development expenditures are charged to operations as incurred, until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company's software has been not been available for general release concurrent with technological feasibility, and accordingly, no development costs have been capitalized. (See discussion under Software Development Costs.)

SOFTWARE  DEVELOPMENT  COSTS

Software development costs have been accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under that standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the greater of: 1) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product; or 2) the straight-line method over the remaining estimated useful life of the product in which the life is generally estimated to be three years. The Company has not incurred any significant capitalizable costs, other than those acquired in the merger with OTT.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001


PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives of five to seven years. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

The policy of the Company is to capitalize significant improvements and to expense repairs and maintenance.

Depreciation expense for the years ended January 31, 2001 and 2000 was $149,575 and $40,275, respectively.

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company evaluates its long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. If such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

INTANGIBLE  ASSETS

Intangible assets, principally goodwill, are amortized on the straight-line method over a period of 3 years. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired. The Company regularly assesses the carrying amounts of intangible assets for impairment when operating profit (loss) from the related business indicates the carrying amounts of the assets may not be recoverable. Carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of intangible assets may not be recoverable. No such impairment is indicated for the year ended January 31, 2001. The Company recorded an impairment of goodwill in the amount of $527,356 for the year ended January 31, 2000.

The Company allocated $3,949,039 of the purchase price of OTT to goodwill. In addition, $643,824 of direct expenses related to the transaction were recorded. Goodwill for the year ended January 31, 2001 was $4,592,863. Amortization for the years ended January 31, 2001 and 2000 was $881and $396,396, respectively.

STOCK  BASED  COMPENSATION

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which allows companies to continue to recognize compensation expense pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date. Accordingly, employee compensation cost for stock options is measured as the excess of the fair market value over the exercise price at the measurement date.

LOSS  PER  SHARE

Basic and diluted loss per share of common stock is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of diluted loss per share, as their inclusion would be antidilutive.

ADVERTISING  COST

The Company charges advertising costs to expense as incurred. Advertising expense for the years ended January 31, 2001 and 2000 was $939,576 and $245,680, respectively.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001


STATEMENT  OF  CASH  FLOWS

For the purpose of the statement of cash flows, cash includes amounts "on-hand" and amounts deposited with financial institutions.

Supplemental  disclosure  of  cash  flow  information  is  as  follows:

     Cash  paid  during  the  period:


               For the Years Ended January 31,
              --------------------------------
                   2001             2000
              --------------  ----------------
Interest      $          --   $            --
              ==============  ================
Income taxes  $       1,600   $         1,600
              ==============  ================


Supplemental  schedule  of  non-cash  investing  and  financing  transactions:

     Issuance  of  common  stock  in connection with the following transactions:


                              For the Years Ended January 31,
                              ===============================
                                   2000           2001
                              --------------  ---------------
Conversion of debt to equity  $    6,002,500  $      996,553
                              ==============  ===============
Purchase of OTT               $    4,058,854  $          --
                              ==============  ===============


For the year ended January 31, 2000, options for 636,100 shares of common stock were exercised for notes receivable in the amount of $178,798. In the year ended January 31, 2001 the Chief Financial Officer and the Chief Operating Officer each purchased 19,501 shares of the Company's Series 2-A Convertible Preferred Stock for nominal cash and three-year promissory notes of $124,000 each, which bear interest at a rate of 8% per annum.

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


2.     REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplate continuation of the company as a going concern. However, as shown in the accompanying financial statements, the Company has sustained substantial losses since its inception. In addition, the company has used, rather than provided, cash in its operations and, at present, has no committed plan for generation of material revenue.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Management has taken steps to revise its operating and financial requirements, which it believes are sufficient to provide the company with the ability to continue its operations. These steps include expense reductions, marketing and sale of LiquidMarketplace(TM) products, consideration of presently identified merger opportunities, and plans to raise additional capital through equity transactions.

The Company has implemented cash conservation measures and is currently expending approximately $325,000, per month of cash and cash equivalents. At this rate, without additional capital or revenues, the Company believes it can continue operations, with minimum cash reserves, through January 31, 2002.


3.     ACQUISITION  OF  OTT

On December 14, 2000, the Company entered into an Agreement and Plan of Merger with OTT Acquisition Corp., a California corporation, Online Transaction Technologies, Inc., a California corporation ("OTT"), Colin P. Kruger and Michael Shirman (the "Merger Agreement"). On January 22, 2001, the transaction closed in accordance with the Merger Agreement. The merger is recorded on the purchase method of accounting and is a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

The aggregate purchase price payable at Closing was 1,089,389 shares of the Company's common stock. The number of shares was calculated based upon a specific formula in the Merger Agreement. The purchase price was subject to adjustment based on reductions or increases in the net book value of the assets of OTT from September 30, 2000 through Closing. In accordance with Accounting Principles Board Opinion 16, the total recorded value of the shares issued was based on the average market price of the Company's stock for a stated period both before and after the Company's announcement of the acquisition. The Company recorded $3,949,039 of the purchase price of OTT and $643,824 of direct and accrued expenses as Goodwill. The Company is in the process of obtaining a valuation of the acquired assets. Accordingly, the amounts recorded are subject to adjustment.

In connection with the Closing, two key employees of OTT entered into employment contracts with the Company providing for, among other things, salaries of $125,000 and options to purchase 100,000 shares of the Company's common stock which vest over 24 months and have an exercise price of $6.41 per share.

Twenty-five percent of the equity securities comprising the aggregate purchase price will be held for six months in escrow (the "Escrow Securities"). The Escrow Securities and Company shares issued to OTT management shareholders will be the sole recourse for the Company for indemnification against claims and losses arising from breaches by OTT of representations and warranties or covenants made pursuant to the definitive agreements. Such representations and warranties shall terminate over varying periods. The Escrow Securities will be valued for purposes of any such indemnification at the Acquisition Price. OTT shareholders may at their option pay any such indemnity in cash in lieu of Escrow Securities.

4.     NOTES  RECEIVABLE  -  RELATED  PARTIES

       A.     Notes  receivable-related  parties:

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

In October 2000, Robert C. McShirley, then the Company's Chief Executive Officer, borrowed $400,000 from the Company in exchange for a secured ninety-day promissory note, which bears interest at a rate of 8% per annum, and was due on January 9, 2001. In late October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving a balance of $150,000 which is included in current assets. On January 30, 2001, the Company's board of directors approved an extension of this note for 90 days. (See note 12 - Subsequent Events)

In addition, the then Chief Operating Officer borrowed $50,000 from the Company in exchange for a two-year promissory note, which bears interest at a rate of 8% per annum, is due on October 12, 2002 and is included in other assets.

       B.     Notes  receivable  from  the  sale  of  stock:

The Company has unsecured notes receivables from several officers which totaled $426,798 and $178,798 as of January 31, 2001 and 2000, respectively. The notes as of January 31, 2000 are unsecured, due on demand and bear interest at an annual rate of 6%. The notes were granted in connection with the exercise of 636,100 stock options on May 15, 1999. Notes received in the year ended January 31, 2001 for $248,000 were granted in connection with the issuance of 39,002 shares of Series 2-A convertible Preferred Stock. The notes are secured by the 39,002 shares of related stock, bear interest at an annual rate of 8% and are due on September 15, 2003.


5.     CONVERTIBLE  NOTES  PAYABLE

In November 1999, the Company issued $150,000 of 10% convertible notes due December 31, 2000 to certain investors. The notes were convertible into shares of restricted common stock at a price per share of $2.50. All of the notes had been converted as of January 31, 2001.

During the year ended January 31, 2000, the Company allocated a portion of the convertible notes to the embedded beneficial conversion feature in the convertible notes and credited paid-in capital. The portion allocated to the beneficial conversion feature was charged to interest expense at the date of issuance.

The amount charged to interest expense related to convertible notes was $11,589 for the year ended January 31, 2001 and $349,710 for the year ended January 31, 2000.

6.     STOCK  OPTIONS  AND  WARRANTS

       OPTIONS

The Company has granted various non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant. In general, options become exercisable from 8 months to 3 years from the grant date.

On June 10, 1998, the Board of Directors granted options to shareholders' of Wpg.Net, Inc. to purchase 500,000 shares of the Company's restricted common stock at an exercise price of $0.59 per share. The options are fully vested and have a term ending in June 2008.

In July 2000, the Company approved a stock option plan ("Plan"). The Plan authorizes the grant of Incentive Stock Options and Non-statutory Stock Options covering an aggregate of 795,000 shares of the Company's common stock (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events.) The Plan expires on July 6, 2010, unless it is sooner terminated or suspended by the board. The Plan is not subject to any provisions of the Employee Retirement Income Security act of 1974.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001



The following table summarizes information about stock option transactions for the years ended January 31, 2001 and 2000:

                                                  Weighted
                                              Average Exercise
                                    Shares         Price
                                  ----------  ----------------

Outstanding at January 31, 1999   1,136,100               0.49
Granted                           1,273,250               0.93
Exercised                          (636,100)              0.28
Cancelled                          (130,000)              1.25
                                  ----------

Outstanding at January 31, 2000:  1,643,250               0.85
Granted                           1,053,469               4.72
Exercised                          (209,334)              0.92
Cancelled                          (642,073)              2.24
                                  ----------

Outstanding at January 31, 2001   1,845,312               2.57
                                  ==========

Exercisable at January 31, 2001   1,065,390               1.24
                                  ==========

Weighted  average  fair  value of options granted during the year is as follows:

     Exercise price below market value at date of grant     $21.04
     Exercise price equal to market value at date of grant      --
     Exercise price above market value at date of grant     $ 7.59

The following table summarizes information about stock options outstanding at January 31, 2001:

                                             Weighted
                                              Average
                                 Weighted    Remaining                  Exercisable
                     Number of    Average    Years of     Number Of      Weighted
Range of Exercise     Options    Exercise   Contractual    Options        Average
       Prices       Outstanding    Price       Life      Exercisable  Exercise Price
-------------------------------------------------------------------------------------

$   0.59 -  1.10        947,625  $     .74          8.0      778,455  $           .72
$   1.66 -  3.05        568,839  $    2.57          8.6      282,890  $          2.63
$   6.00 -  9.43        270,169  $    6.73          9.7        4,045  $          6.00
$  10.00 - 16.01         58,679  $   13.20          9.6           --               --
                    -----------                          -----------
             Total    1,845,312                            1,065,390
                    ===========                          ===========

The Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123 for the years ended:

                                    January 31,
                            ----------------------------
                                2001           2000
                            -------------  -------------

Net loss as reported        $(27,598,762)  $(5,523,294)
Pro forma                   $(28,537,929)  $(6,921,005)
Loss per share as reported  $      (2.57)  $     (0.40)
Pro forma                   $      (2.62)  $     (0.50)

For the year ended January 31, 2001, the estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model with a weighted average risk free rate of 6.0%, volatility of 161% and expected life of 10 years.

WARRANTS

The Company has granted various warrants for payment of services. The Company accounts for warrants issued under the fair value approach of SFAS 123.

The following table summarizes information about warrant transactions for the years ended January 31, 2001 and 2000:

                                                                 Weighted
                                                             Average Exercise
                                                   Shares         Price
                                                 ----------  ----------------
Outstanding at January 31, 1999                         --                 --
Granted                                            120,000               2.00
Exercised                                               --                 --
Cancelled                                               --                 --
                                                 ----------
Outstanding at January 31, 2000                    120,000               2.00
Granted                                          1,733,421               6.37
Exercised                                         (120,000)              2.00
Cancelled                                               --                 --
                                                 ----------
Outstanding and exercisable at January 31, 2001  1,733,421               6.37
                                                 ==========

In December 2000, the Company cancelled a strategic relationship with Qwest Communications of Denver, Colorado. In exchange for services to be rendered and a nominal amount of cash, Vsource had granted to Qwest 600,000 warrants with a three-year term, at an exercise price of $5.00. When the warrants were granted, the Company's stock was valued at $17.50 per share, resulting in a charge to the Company of $8,412,000. Due to the cancellation of this arrangement the Company recognized the full balance as a marketing expense in the year ended January 31, 2001.

For the years ended January 31, 2001 and 2000, the Company recorded stock-based compensation expense in the amounts of $17,703,501 and $424,266, respectively.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

7.     INCOME  TAXES

Income taxes are provided pursuant to SFAS No. 109 Accounting for Income Taxes. The statement requires the use of an asset and liability approach for financial reporting for income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. Accordingly, as the realization and use of the net operating loss carryforward is not probable at January 31, 2001 or 2000, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

The  composition  of  deferred  tax  assets  is  as  follows:

                                    January  31,
                           ---------------------------
                               2001           2000
                           -------------  ------------
Total deferred tax assets  $ 10,095,923   $ 2,424,637
Total valuation allowance   (10,095,923)   (2,434,637)
                           -------------  ------------
Total deferred tax assets  $          -   $         -
                           =============  ============

The tax effects of temporary differences and carryforwards that give rise to deferred assets are as follows:

                                         January 31,
                                  ------------------------
                                      2001         2000
                                  ------------  ----------
Deferred tax assets:
Net operating loss carryforwards  $ 38,097,821  $9,149,575
                                  ============  ==========
Stock option conversion           $  1,294,403  $  164,217
                                  ============  ==========

As of January 31, 2001, the Company had approximately $38,097,821 of federal and $19,048,000 of state loss carryforwards available to reduce future federal and state tax liability through the year 2021 for federal loss carryforwards and 2006 for the state loss carryforwards.

8.     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The Company has used market information for similar instruments and applied judgment to estimate fair values of financial instruments. At January 31, 2001 and 2000, the fair values of cash, accounts receivable, notes receivable-related parties, notes payable and accounts payable approximated carrying values because of the short-term nature of these instruments.

9.     SHAREHOLDERS'  EQUITY

Effective February 24, 2000, the Company authorized 5,000,000 shares of preferred stock of which 2,900,000 shares were designated as preferred stock "Series 1-A Convertible Preferred Stock", of which 2,802,000 shares were initially issued, with a conversion feature of $2.50 per share. The Company allocated the net proceeds of $6,868,397 from the issuance of the preferred stock to an embedded beneficial conversion feature. Also recorded was a deemed non-cash discount resulting from the allocation, which was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

number of fully paid shares of Common Stock as is determined by dividing the Original Issue Price by the then applicable Conversion Price, in effect on the date the certificate evidencing such share is surrendered for conversion. Under certain circumstances, such as stock splits, these shares are subject to stated Conversion Price Adjustments. The remaining 2,100,000 authorized shares were designated as "Series 2-A Convertible Preferred Stock", of which 1,672,328 were initially issued, with rights, preferences and privileges as designated by the board of directors. (See discussion below on Series 2-A Convertible Preferred Stock.)

Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of Common Stock at the then effective Conversion Price, immediately upon closing of a public offering of the Company's Common Stock with an aggregate gross proceeds of at least $10,000,000 and a per share price of at least five dollars, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock. The holder of each share of Series 1-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock issued upon conversion of the Series 1-A Preferred Stock. Holders of the Series 1-A Convertible Preferred Stock are entitled to noncumulative dividends, if declared by the Board of directors, of $0.20 per share annually. In the event of a liquidation or dissolution of the Company, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive a preference amount for each outstanding share equal to $2.50 plus declared but unpaid dividends. The recorded value of Series 1-A Convertible Preferred Stock, $0.01 par value, was $24,374 on January 31, 2001. There were no shares of Series 1-A Convertible Preferred Stock issued as of January 31, 2000.

In conjunction with expenses relating to the issuance of the "Series 1-A Convertible Preferred Stock", 235,985 warrants were granted at an exercise price of $6.00 per share and 150,706 warrants were granted at an exercise price of $2.50 per share. During the quarter ended July 31, 2000, 120,000 warrants were granted at an exercise price of $2.00 per share, as compensation for services rendered. Ramin Kamfar, who subsequently was elected as a director of the Company, is a partner in a partnership that was awarded 60,000 of the 120,000 warrants granted at an exercise price of $2.00 per share.

During the period August 28, 2000 to September 18, 2000, the Company sold 1,672,328 shares of Series 2-A Convertible Preferred Stock to 25 accredited investors and received $10,719,623, less offering costs. Each share of preferred stock is convertible into one share of common stock at the election of the holder. Each purchaser also received a warrant to purchase common stock at an exercise price of $6.41 per share, with a five-year term. The aggregate of such shares of common stock is 145,550. No underwriters were used and offering costs were $531,792, including transfer agent fees, printing cost, legal fees and commissions or finders fees. The offering was a private placement made in accordance with Regulation D. All of the purchasers were accredited investors. No form of general solicitation or general advertising was used for any offer or sale. The investors represented their intention to acquire the shares for investment purposes only, and not with a view for resale or distribution, and appropriate restrictive legends were placed on each stock certificate issued pursuant to this offering. In connection with the sales of the Series 2-A Convertible Preferred Stock, the Company issued warrants to purchase an aggregate of 144,881 shares of common stock at exercise prices ranging from $6.41 to $6.69 as additional finder's fees, commissions and other services in connection with the offering. No underwriters were used, and no commissions were paid. The warrants were issued to two consultants and as a private placement exempt from registration under Section 4(2) of the Securities Act. The warrant holders represented their intention to acquire the warrants for investment purposes only, and not with a view for resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be place on each warrant and each stock certificate when issued. Each investor had ample access to the kind of information from the Company that a registration statement would include.

The Company allocated $6,630,780 of the net proceeds from the issuance of the Series 2-A Preferred Stock to Common Stock as required by an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the series 2-A Convertible Preferred

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the Original Issue Price by the then applicable Conversion Price, in effect on the date the certificate evidencing such share is surrendered for conversion. Under certain circumstances, such as stock splits, these shares are subject to stated Conversion Price Adjustments. The recorded value of Series 2-A Convertible Preferred Stock, $0.01 par value, was $13,759 on January 31, 2001. There were no shares of Series 2-A Convertible Preferred Stock issued as of January 31, 2000.

In September 2000, the Chief Financial Officer and the Chief Operating Officer each purchased shares of the Company's Series 2-A Convertible Preferred Stock for nominal cash and three-year promissory notes of $124,000 each, which bear interest at a rate of 8% per annum and principal amounts each. The preferred stock purchased was 19,501 for each officer. In connection with these transactions, they also each received a warrant to purchase 1,697 shares of common stock with an exercise price of $6.41 and a term of five years.

In December 2000, the Company terminated a strategic relationship with U.S. West, Inc. (now known as Qwest Communications) of Denver, Colorado, to which the two firms had agreed to make VSN available to Qwest's business customers. In exchange for services to be rendered and a nominal amount of cash, Vsource had granted to Qwest 600,000 warrants with a three-year term, at an exercise price of $5.00. The terms of the distribution and marketing agreement were renewable each year; however, it was subject to cancellation by either party giving notice of its intent to terminate the agreement. The warrants were granted in the third quarter of the fiscal year when the Company's stock was valued at $17.50 per share, resulting in a charge to the Company of $8,412,000. The Company recognized the full balance as a marketing expense in the year ended January 31, 2001 due to the cancellation of this arrangement.

On January 22, 2001, Company closed an Agreement and Plan of Merger with Online Transaction Technologies, Inc., a California corporation ("OTT"). The aggregate purchase price payable at Closing was 1,089,389 shares of the Company's common stock. The number of shares was calculated based on a specific formula in the Merger Agreement. Such aggregate price shall be subject to adjustment based on reductions or increases in the net book value of the assets of OTT since September 30, 2000. As a result of the acquisition, including direct expenses related to the transaction, goodwill was recorded in the amount of $4,592,863. In connection with the Closing, two key employees of OTT were granted options to purchase 100,000 shares each of the Company's common stock which vest over 24 months and have an exercise price of $6.41 per share.

During the year ended January 31, 2001, 364,646 shares of Series 1-A Convertible Preferred Stock and 296,411 shares of Series 2-A Convertible Preferred Stock were converted into common shares, 307,391 shares of common stock were issued upon exercise of stock options and warrants, 65,654 shares upon conversion of convertible demand notes, and 8,250 shares in return for services provided to the Company.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

10.     BASIC  LOSS  AVAILABLE  TO  SHAREHOLDERS

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period.

The loss available to common shareholders for the years ended January 31, 2001 and 2000 is the net loss for the period, adjusted for deemed non-cash dividends on preferred stock.

The following table is a calculation of basic and diluted earnings/(loss) per share:

                                                                   2001               2000
                                                           ------------------  ------------------
Net loss                                                   $    ( 27,598,762)  $   (   5,523,294)

Less - deemed non-cash dividend to preferred shareholders       ( 13,499,177)                 --
                                                           ------------------  ------------------
Basic loss available to common shareholders                $    ( 41,097,939)  $   (   5,523,294)
                                                           ==================  ==================

Weighted average common shares outstanding for dilution purposes do not take into account the exercise of options or warrants because to do so would be antidilutive.

11.     COMMITMENTS  AND  CONTINGENCIES

LEASES

The Company leases its main office facilities under a noncancellable operating lease agreement expiring March 31, 2002. The Company leases a second facility in Bothell, Washington, under a noncancellable operating lease expiring October 31, 2002. The Company is in the process of finding a sub-lessee to assume the liability, however, the estimated liability is included below. The company has a third location in Los Angeles, California under a noncancellable operating lease expiring April 6, 2002. The future minimum rent expense that will be incurred under operating leases are as follows:


          2001                $407,505
          2002                 165,537
          2003                     --
          2004                     --
                             ---------
                             $ 573,042
                             =========

Rent expense for the years ended January 31, 2001 and 2000 was $243,315 and $114,221, respectively.

EMPLOYMENT  AGREEMENTS

The Company has employment agreements with two officers at the rate of $125,000 per year. The employment agreements are "at will"; however, the Company has agreed to a severance payment of the greater of the base year through the first anniversary of the date of employment or twelve weeks of the salary in effect at the date of termination. In no event shall the Company be required to make any severance payment unless and until the employee executes a general release, discharging the Company of any claims related to said employment. In addition, the company agreed to pay employment bonuses to the two officers, of $50,000 each, within 30 days of the fiscal year ended January 31, 2001.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

LEGAL

On October 23, 2000, the Company filed a suit for fraudulent misrepresentation, fraudulent concealment, rescission and mutual mistake, seeking to rescind a contract the Company entered into with Vitria Technology, Inc. ("Vitria") in February 2000. Subsequent to January 31, 2001, Vitria denied the substantive allegations in the complaint and seeks the award of monetary damages against the Company for breach of contract. Because discovery is in the early stages, it is not possible for the Company to evaluate the likelihood of an outcome. On April 10, 2001, the Santa Clara County Superior Court granted Vitria's request for a writ of attachment in the sum of $600,000 to secure potential recovery in this case. (See Note 12 - Subsequent Events)

FILING  OF  REGISTRATION  STATEMENT

The Company was obligated to register the shares of Common Stock underlying the Series 2-A Preferred and the warrants held by the holders of the Series 2-A Preferred. The registration statement was required to be effective on or before January 16, 2001 or the Company must issue to each holder of Series 2-A Preferred an additional warrant to purchase Common Stock in an aggregate amount equal to two percent (2%) of the registrable shares held by such holder for each thirty day period this registration statement was not effective by January 16, 2001. The SB-2 Registration statement was filed on December 29, 2000 and brought effective January 11, 2001. (See Note 12 - Subsequent Events)

12.     SUBSEQUENT  EVENTS

On March 12, 2001, the Company announced it had received resignations of the Chairman of the Board and Chief Executive Officer, Robert C. McShirley, and the Chief Operating Officer, P. Scott Turner, and Director, Samuel E. Bradt. On the same date the Company announced that it was withdrawing its VSN product, closing its Bothell, Washington development center, and would lay off at least of 60% of its workforce. It also announced that it would move forward with the recently acquired LiquidMarketplace(TM) product line while evaluating other strategic alternatives. In the quarter ended January 31, 2001, the Company reversed $165,000 of VSN related revenue recorded during the nine months ended October 31, 2000.

On February 26, 2001, the board of directors named I. Steven Edelson as Acting Chairman of the Board. Mr. Edelson is a Managing partner of Mercantile Capital Group, LLC, one of the largest individual shareholders of the Company.

On March 8, 2001, in accordance with the above mentioned resignations, the Company approved a revision of the notes receivable from officers. The notes receivable from Robert C. McShirley are collectively collateralized by 300,000 shares of the Company stock as sole recourse. The terms of the notes receivable from officers from Robert C. McShirley were extended to August 27, 2001. The notes receivable from P. Scott Turner are collectively collateralized by 19,507 shares of the Company stock and all associated warrants, as sole recourse. The Turner note for $50,000, per the terms of the agreement, shall become payable on demand, 60 days from the last day of employment. The Turner note for $124,000 shall become payable on demand, 90 days from the last day of employment.

Due to pending inquiries by its board of directors leading to the March 12, 2001 announcement, on February 7, 2001, the Company suspended registration of its securities under the Form SB-2 registration statement referenced in Note 11 above. The Company plans to file an amended registration statement on Form S-3 subsequent to the filing of the Company's annual report on Form 10-KSB for the year-end January 31, 2001.

The Company was engaged in a lawsuit with Vitria Technology, Inc. as of the year ended January 31, 2001, as referenced in Note 11 - LEGAL. On April 10, 2001, the Santa Clara County Superior Court granted Vitria's request for a writ of attachment in the sum of $600,000 to secure potential recovery in this case. This was executed on April 20,2001. Because discovery is in the early stages, it is not possible for the Company to evaluate the likelihood of an outcome.

On April 24, 2001, the Company received notice from Nasdaq, citing the Company's failure to maintain a minimum bid price of $1.00 per share of common stock over the previous 30 consecutive trading days. The Company will be given until July 23, 2001 to regain compliance. If the Company is unable to demonstrate compliance with the minimum bid price requirement for at least ten consecutive trading days prior to July 23, 2001, the Nasdaq staff will issue notification to the Company that its securities will be delisted.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

In addition, the Company received a second notice of noncompliance on May 3, 2001 asserting that the Company's common stock has failed to maintain a minimum market value of public float ("MVPF") of $5,000,000 over the last 30 trading days preceding the notice. If the Company is unable to demonstrate compliance with the minimum MBPF requirement for at least ten consecutive trading days prior to August 1, 2001, the Nasdaq staff will issue notification to the Company that its securities will be delisted.

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

During the Company's two most recent fiscal years and any subsequent interim period, there were no disagreements between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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

Item  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

The Company will furnish a copy of any exhibit listed below upon written request of any shareholder receiving these materials without charge.

Exhibit  No.     Description
-----------      -----------

(a)     Exhibits:

EXHIBIT  NO.   DESCRIPTION
------------   -----------
3.1(*)         Certificate  of Incorporation incorporated herein by reference to
               Exhibit 3.1 to Registrant's Form 8-K for the period ended October
               30,  2000  (SEC  File  No.  000-30326)
3.2(*)         Bylaws  incorporated  herein  by  reference  to  Exhibit  3.2  to
               Registrant's  Form 8-K for the period ended October 30, 2000 (SEC
               File  No.  000-30326)

4.1(*) Certificate of Designation of Series 2-A Convertible Preferred Stock incorporated herein by reference to Exhibit 4.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.2(*)         Certificate of Merger incorporated herein by reference to Exhibit
               4.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.3(*) Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)
4.4(*) Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)
4.5(*) Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
4.6(*) Form of Registration Rights Agreement incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
10.1(*) Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.2(*) Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant, dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.3(*) Promissory Note by Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.4(*) Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.5(*) Promissory Note by P. Scott Turner dated October 13, 2000 incorporated herein by reference to Exhibit 10.6 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.6(*) Promissory Note by Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.7(*) Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit
               10.8 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.8(*) Promissory Note by P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.9(*) Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit
               10.10 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.10(*) Agreement and Plan of Merger dated as of December 14, 2000 incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.11 Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000
10.12          Form  of  Warrant  Holder  Agreement  with  OTT  Shareholders
10.13          Form  of  Registration  Rights  Agreement  with  OTT Shareholders
10.14          At  Will  Employment  Agreement  with  Colin  P.  Kruger
10.15          At  Will  Employment  Agreement  with  Michael  Shirman
10.16 Office Lease between L.A.T. Investment Corporation and Online Transaction Technologies, Inc. dated March 7, 1999
10.17 First Amendment to Lease between L.A.T. Investment Corporation dated February 1, 2000
10.18          Alliance Agreement between Registrant and IBM dated September 18,
               2000
10.19 IBM PartnerWorld Agreement - International Basic General Terms between OTT and IBM
21.1           Subsidiaries  of  the  Registrant

27.1(**)       Financial  Data  Schedule
99.1(*)        Vsource,  Inc.  2000  Stock  Option  Plan  incorporated herein by reference  to  Exhibit  99.1  to Registrant's Form 10-QSB/A filed
               September  25,  2000  (SEC  File  No.  000-30326)
______________
*      Previously  filed  with  Securities  and  Exchange  Commission.
**     Filed  electronically  via  EDGAR

REPORTS  ON  FORM  8-K
1.   The  Company's  Report  on  Form  8-K  -  Change in Registrant's Certifying
     Accountant,  filed  on  February  14,  2000.

2.   The  Company's  Report  on  Form  8-K  -  Other  Events: Sale of Series 2-a
     Convertible  Preferred  Stock,  filed  on  September  26,  2000.

3. The Company's Report on Form 8-K - Other Events: Preliminary Agreement to Acquire Online Transaction Technologies, Inc., filed on October 23, 2000.

4. The Company's Report on Form 8-K - Other Events: regarding Nasdaq listing and reincorporation in Delaware (SEC File No. 000-30326) filed November 14, 2000.

5. The Company's Report on Form 8-Changes in management, cost saving measures, change in business and product line and LiquidMarketplace (TM) product line (SEC File No. 000-30326); K filed March 20, 2001.

6. The Company's Report on Form 8-K - Other Events: Acquisition of assets with financial statements and exhibits regarding the acquisition of its subsidiary, Online Transaction Technologies, Inc. (SEC File No. 000-30326) filed on April 2, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Vsource,  Inc.


 Date:      May  __,  2001                 Sandford  T.  Waddell
                                           Chief Financial Officer and Secretary
                                           (Principal  Executive  Officer)
                                           (Principal  Accounting  Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.


SIGNATURE                           TITLE                   DATE
                        Chief Financial Officer
__________________      Secretary                       May __, 2001
Sandford T. Waddell     (Principal Executive Officer)
                        (Principal Accounting Officer)


__________________      Director                        May __, 2001
Scott T. Behan


__________________      Director                        May __, 2001
I. Steven Edelson


__________________      Director                        May __, 2001
Ramin Kamfar


__________________      Director                        May __, 2001
Nathaniel C. A. Kramer


__________________      Director                        May __, 2001
Robert N. Schwartz

EXHIBIT  INDEX

EXHIBIT  NO.   DESCRIPTION
------------   -----------
3.1(*)         Certificate  of Incorporation incorporated herein by reference to
               Exhibit 3.1 to Registrant's Form 8-K for the period ended October
               30,  2000  (SEC  File  No.  000-30326)
3.2(*)         Bylaws  incorporated  herein  by  reference  to  Exhibit  3.2  to
               Registrant's  Form 8-K for the period ended October 30, 2000 (SEC
               File  No.  000-30326)
4.1(*)         Certificate  of  Designation  of Series 2-A Convertible Preferred
               Stock  incorporated  herein  by  reference  to  Exhibit  4.1  to
               Registrant's  Form 8-K for the period ended October 30, 2000 (SEC
               File  No.  000-30326)
4.2(*)         Certificate of Merger incorporated herein by reference to Exhibit
               4.2  to  Registrant's  Form  8-K for the period ended October 30,
               2000  (SEC  File  No.  000-30326)
4.3(*)         Form  of  Series 3 Convertible Demand Note incorporated herein by reference  to  Exhibit 3.2 to Registrant's Registration Statement
               on  Form  10-SB  filed  on  September  21,  1999  (SEC  File  No.
               000-26563)
4.4(*)         Form  of  Series 2 Convertible Demand Note incorporated herein by reference  to  Exhibit 3.3 to Registrant's Registration Statement
               on  Form  10-SB  filed  on  September  21,  1999  (SEC  File  No.
               000-26563)
4.5(*)         Form  of  Common  Stock  Purchase  Warrant incorporated herein by reference  to Registrant's Form 8-K filed September 26, 2000 (SEC
               File  No.  000-30326)
4.6(*)         Form  of  Registration  Rights  Agreement  incorporated herein by reference  to Registrant's Form 8-K filed September 26, 2000 (SEC
               File  No.  000-30326)
10.1(*)        Ventura  Professional  Center  First  Amendment  to Lease between
               Virtual Source, Inc. and Security National Properties, LLC, dated
               October 27, 1998 incorporated herein by reference to Exhibit 10.2 to  Registrants  Form  10-KSB  filed  May  11, 2000 (SEC File No.
               000-30326)
10.2(*)        Lease  -  Razore  Land  Company,  Landlord and Interactive Buyers
               Network  International,  Tenant,  dated  October  11,  1999 incorporated  herein  by reference to Exhibit 10.3 to Registrants
               Form  10-KSB  filed  May  11,  2000  (SEC  File  No.  000-30326)
10.3(*)        Promissory  Note  by  Robert  C. McShirley dated October 11, 2000 incorporated  herein by reference to Exhibit 10.4 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.4(*)        Pledge  and  Security  Agreement  with  Robert C. McShirley dated
               October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No.
               000-30326)
10.5(*)        Promissory  Note  by  P.  Scott  Turner  dated  October  13, 2000 incorporated  herein by reference to Exhibit 10.6 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.6(*)        Promissory  Note  by Sandford T. Waddell dated September 18, 2000 incorporated  herein by reference to Exhibit 10.7 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.7(*)        Pledge  and  Security  Agreement  with  Sandford T. Waddell dated
               September  18,  2000  incorporated herein by reference to Exhibit
               10.8  to  Registrant's  Form  10-QSB filed December 15, 2000 (SEC
               File  No.  000-30326)
10.8(*)        Promissory  Note  by  P.  Scott  Turner  dated September 18, 2000 incorporated  herein by reference to Exhibit 10.9 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.9(*)        Pledge  and  Security  Agreement  with  P.  Scott  Turner  dated
               September  18,  2000  incorporated herein by reference to Exhibit
               10.10  to  Registrant's  Form 10-QSB filed December 15, 2000 (SEC
               File  No.  000-30326)
10.10(*)       Agreement  and  Plan  of  Merger  dated  as  of December 14, 2000 incorporated herein by reference to Exhibit 10.11 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.11          Supplement  to  merger  agreement  with  Colin Kruger and Michael
               Shirman  dated  December  14,  2000
10.12          Form  of  Warrant  Holder  Agreement  with  OTT  Shareholders
10.13          Form  of  Registration  Rights  Agreement  with  OTT Shareholders
10.14          At  Will  Employment  Agreement  with  Colin  P.  Kruger
10.15          At  Will  Employment  Agreement  with  Michael  Shirman
10.16          Office  Lease  between  L.A.T.  Investment Corporation and Online
               Transaction  Technologies,  Inc.  dated  March  7,  1999
10.17          First  Amendment  to  Lease between L.A.T. Investment Corporation dated  February  1,  2000
10.18          Alliance Agreement between Registrant and IBM dated September 18,
               2000

10.19          IBM  PartnerWorld  Agreement  - International Basic General Terms
               between  OTT  and  IBM
21.1           Subsidiaries  of  the  Registrant
27.1(**)       Financial  Data  Schedule
99.1(*)        Vsource,  Inc.  2000  Stock  Option  Plan  incorporated herein by reference  to  Exhibit  99.1  to Registrant's Form 10-QSB/A filed
               September  25,  2000  (SEC  File  No.  000-30326)
______________
*     Previously  filed  with  Securities  and  Exchange  Commission.
**     Filed  electronically  via  EDGAR