Form 10KSB/A
period 2001-01-31
VSOURCE INC
filed 2001-05-31
CIK 1003226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(Mark  One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to ___

                       Commission file number:  000-30326

                                  VSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                            77-0557617
 (State or other jurisdiction                           (I.R.S. of incorporation
  Employer Identification No.)                               or organization)

         5740 RALSTON STREET, SUITE 110
             VENTURA, CALIFORNIA                         93003
 (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (805) 677-6720

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:
                                      NONE

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT:
                    COMMON SHARES, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's revenues for the fiscal year ended January 31, 2001. . . $35,000

Aggregate market value of the Registrant's Common Stock (based on the price at which such equity was sold on April 30, 2001) held by non-affiliates of the
Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$5,078,825

Number of shares of common stock outstanding
as of April 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . .18,685,814
Number of shares of Series 1-A Convertible
Preferred Stock outstanding as of April 30, 2001 . . . . . . . . . . . 1,804,105
Number of shares of Series 2-A Convertible
Preferred Stock outstanding as of April 30, 2001 . . . . . . . . . . . 1,350,176

                              PURPOSE OF AMENDMENT

The registrant has determined to furnish the information required in Part III of its Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001, rather than to incorporate it by reference to information to be contained in the registrant's definitive proxy statement. The registrant hereby amends Part III of the Annual Report on Form 10-KSB as follows to include the information required by Part III.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Our directors and executive officers, as of May 11, 2001, are as follows:

     NAME                 AGE  PRINCIPAL POSITION WITH REGISTRANT
     ----                 ---  ----------------------------------

     I. Steven Edelson     39  Acting Chairman of the Board
     Scott T. Behan        39  Director
     Ramin Kamfar          37  Director
     Robert N. Schwartz    61  Director
     Nathaniel Kramer      39  Director
     Sandford T. Waddell   60  Chief Financial Officer, Treasurer and Secretary
     Michael Shirman       38  Chief Technology Officer
     Colin Kruger          39  Vice President, Business Development

I. STEVEN EDELSON. Mr. Edelson has served on the Company's board since January 2001 and was elected Acting Chairman in March 2001. Mr. Edelson has been Managing Director of Mercantile Companies, Inc., Northbrook, Illinois, since1986. He is also a principal of Mercantile Capital Group, LLC, and he is the Managing Partner of Mercantile Capital Partners I, LP.

SCOTT T. BEHAN. Mr. Behan has served on the Company's board since August 1998. For the past five years, Mr. Behan has been employed as the Executive Vice President of AML Communications, Inc., a manufacturer of wireless amplifiers. He has been a director of AML since February 1999. Mr. Behan has a B.S. in Electrical Engineering from Worcester Polytechnic Institute.

RAMIN KAMFAR. Mr. Kamfar has served on the Company's board since April 2000. Mr. Kamfar is a Managing Partner at New World Venture Partners, Inc., an investment banking boutique focusing on technology and new economy companies. Since 1993, Mr. Kamfar has also served in various capacities at New World Coffee- Manhattan Bagel, Inc., a company he founded. Most recently he has served as Chairman and Chief Executive Officer. From 1988 to 1993 Mr. Kamfar worked in the investment banking department of Lehman Brothers, Inc., most recently as a Vice President in private placements. Mr. Kamfar has a B.S. in Finance from the University of Maryland and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania.

ROBERT N. SCHWARTZ. Dr. Schwartz has served on the Company's board since August 1998. From 1979 to the present, Dr. Schwartz has been a visiting professor at U.C.L.A. From 1981 to 2000, Dr. Schwartz was a Senior Research Scientist at HRL Laboratories, LLC, Malibu, California. He has a B.A. in Mathematics, Chemistry and Physics, and an M.S. in Chemical Physics from the University of Connecticut, and a PhD. in Chemical Physics from the University of Colorado.

NATHANIEL C. A. KRAMER. Mr. Kramer has served on the Company's Board since January 2001. Mr. Kramer is a principal of Mercantile Capital Group, LLC and is Managing Director of its New York office. From 1999 to 2000 he was a vice president with Allen & Company, Inc., a private equity firm. From 1994 to 1999 he was president and CEO of Greenhouse Film Group Limited and is currently Chairman. Mr. Kramer produced the Emmy nominated documentary "Choices" and the Tony Award winning 1998 revival of Arthur Miller's "A View From the Bridge.

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

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers, and persons who beneficially own more than ten percent of our common stock, to file with the Securities and Exchange Commission ("SEC") reports of beneficial ownership and changes in beneficial ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with in a timely fashion.


ITEM  10.  EXECUTIVE  COMPENSATION

     The following summary compensation table sets forth information regarding the compensation for the last three completed fiscal years of (a) the person who served as Chief Executive Officer of the Company during the most recent fiscal,
(b) the mostly highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of January 31, 2001, and (c) another executive officer who would have been among the highest paid executive officers if he had been an executive officer as of January 31, 2001 (the "Named Executive Officers").


                                       SUMMARY COMPENSATION TABLE

                                              Annual Compensation  Long-Term Compensation
                                       Fiscal -------------------  ----------------------
                                        Year                      Restricted   Securities
Name and                               Ended                        Stock      Underlying      All Other
Principal Position                    Jan. 31,   Salary   Bonus     Awards    Options/SARs    Compensation
------------------------------------  --------  --------  ------  ----------  -------------  --------------

+Robert C. McShirley                      2001  $147,115  $    0           0             0   $   115,000(1)
   Former Chief Executive Officer         2000   114,000       0           0     200,000(2)              0
                                          1999    63,750       0           0      80,000(3)              0


+Richard McShirley                        2001  $147,115  $    0           0             0   $    48,000(4)
   Former Vice President                  2000   110,250       0           0      85,000(5)              0
                                          1999    90,000       0           0      35,000(6)              0

Sandford T. Waddell(7)                    2001  $105,629  $    0           0       125,000               0
   Chief Financial Officer                2000         0       0           0             0               0
                                          1999         0       0           0             0               0

+Ronald Sanderson(8)                      2001  $104,500  $    0           0             0               0
   Former Vice President of               2000    33,312       0           0       125,000               0
   Marketing                              1999         0       0           0             0               0

__________________

+    No  longer  employed  by  the  Company
(1) Represents the forgiveness of amounts that had been advanced to Robert McShirley by the Company and related payments to compensate Mr. McShirley for the tax consequences of such advances.
(2) Options to purchase 100,000 shares of common stock were granted May 15, 1999, with an exercise price of $0.75 per share. In addition, options to purchase 100,000 shares of common stock granted on August 4, 1998, were repriced on May 15, 1999.
(3) Options granted August 4, 1998, and exercised May 25, 1999. The options had an exercise price of $1.25 per share and were repriced to $0.625 per share on May 15, 1999.
(4) Represents the forgiveness of amounts that had been advanced to Richard McShirley by the Company and related payments to compensate Mr. McShirley for the tax consequences of such advances.
(5) Options to purchase 50,000 shares of common stock were granted May 15, 1999, with an exercise price of $0.75 per share. In addition, options to purchase 35,000 shares of common stock granted on August 4, 1998, were repriced on May 15, 1999.
(6) Options granted August 4, 1998, and exercised May 25, 1999. The options had an exercise price of $1.25 per share and were repriced to $0.625 per share on May 15, 1999.
(7)  Mr.  Waddell  joined  the  Company  in  March  2000.
(8) Mr. Sanderson was employed by the Company from September 1999 to December 2000.

                                    OPTIONS

     The following table sets forth certain information with respect to each Named Executive Officer concerning individual grants of options to purchase common stock made during the year ended January 31, 2001:

                        OPTION GRANTS IN LAST FISCAL YEAR
                              (INDIVIDUAL GRANTS)

                                                        % of Total
                                                          Options
                                     Number of Shares   Granted to    Exercise of
              Name and                  Underlying     Employees in    Base Price   Expiration
         Principal Position          Options Granted    Fiscal Year    Per Share       Date
-----------------------------------  ----------------  -------------  ------------  ----------

+Robert C. McShirley                                0             0              -           -
     Former Chief Executive Officer

+Richard McShirley                                  0             0              -           -
     Former Vice President

Sandford T. Waddell                           125,000            12%  $       2.50      3/1/10
     Chief Financial Officer

+Ronald Sanderson                                   0             0              -           -
     Former Vice President

_______________

+    No  longer  employed  by  the  Company.

     The following table sets forth certain information with respect to each Named Executive Officer concerning unexercised options to purchase common stock held as of end of the fiscal year ended January 31, 2001. None of the Named Executive Officers exercised any options to purchase common stock during such fiscal year.

                          FISCAL YEAR-END OPTION/SAR VALUES

                                             Number of Securities
                                                  Underlying             Value of Unexercised
                                            Unexercised Options at       In-the-Money Options
Name                                          January  31,  2001         January  31,  2001(1)
----                                     --------------------------  ----------------------------
                                         Exercisable  Unexercisable  Exercisable   Unexercisable
                                         -----------  -------------  ------------  --------------

+Robert C. McShirley                          50,000         50,000  $     75,000  $       75,000
     Former Chief Executive Officer

+Richard McShirley                            25,000         25,000  $     37,500  $       37,500
     Former Vice President

Sandford T. Waddell                           46,875         78,125             -               -
     Chief Financial Officer

+Ronald Sanderson                             93,750         31,250  $     36,875  $      110,625
     Former Vice President of Marketing

________________

+    No  longer  employed  by  the  Company.
(1) Value is calculated in accordance with the rules of the SEC by subtracting the exercise price per share for each option from the fair market value of the underlying common stock as of January 31, 2001 and multiplying that difference by the number of shares of common stock subject to the option. The fair market value of one share of common stock as of January 31, 2001 was $2.25 per share.

                            DIRECTORS' COMPENSATION

     Upon election to the Board of Directors in April 2000, Ramin Kamfar was granted 2,500 shares of the Company's common stock. The Company does not currently offer any other compensation to the directors.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

                                  COMMON STOCK

     The following table sets forth certain information as of April 30, 2001 regarding the beneficial ownership of the common stock by (i) all individuals known to beneficially own 5% or more of the outstanding common stock, (ii) each of the Named Executive Officers (as defined above under Executive Compensation) and directors and (iii) all of the Company's executive officers and directors as a group, in each case, to the best of the Company's knowledge. Except as otherwise indicated, the Company believes that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares. As of April 30, 2001, there were 18,685,814 shares of common stock outstanding.

                                                              Number of Shares
                                                                Beneficially     Percent of
Name of Beneficial Owner                                            Owned           Class
------------------------                                      -----------------  -----------
Trusthouse 86 Ltd                                                  1,030,069(1)        5.50%
4660 La Jolla Village Drive
Suite 480
San Diego, CA 92122


I. Steven Edelson                                                    773,336(2)        3.97%
1372 Shermer Road
Northbrook, IL 60062

Nathaniel C. A. Kramer                                               678,337(3)        3.50%
641 Lexington Avenue
Suite 1450
New York, NY 10022

Ramin Kamfar                                                             2,500            *
666 Greenwich St., #710
New York, NY 10014

Scott Behan                                                             10,240            *
P.O. Box 1244
Somis, CA 91384

Robert  N. Schwartz                                                     19,647            *
4660 La Jolla Village Dr.
San Diego, CA 92122

+Robert C. McShirley                                                 867,442(4)        4.63%
4536 Falkirk Bay
Oxnard, CA 93035

+Richard S. McShirley                                                380,918(5)        2.04%
794 Hot Springs Road
Santa Barbara, CA 93108

Sandford T. Waddell                                                   88,906(6)           *
5740 Ralston St., Suite 110
Ventura, CA 93003

+Ronald J. Sanderson                                                  93,750(7)           *
1425 London Lane
Glenview, IL 60025

Executive Officers and Directors as a group (11 individuals)       2,751,505          13.80%

_______________
*    Less  than  1%.
+    No  longer  employed  by  the  Company.
(1) Includes 38,374 shares of common stock issuable upon conversion of 38,374 shares of Series 1-A Preferred Stock.
(2) Solely in his capacity as (a) a managing member of Mercantile Equity Partners III, LLC ("MEP, LLC"), and a trustee of the Edelson Family Trust dated September 17, 1997, which is also a managing member of MEP, LLC, (b) a member of Mercantile Capital Group, LLC ("MCG"), and (c) a member of the Investment Committee of Mercantile Capital Management Corp. ("MCM"). MCG is the general partner of Mercantile Capital Partners I, L.P ("MCP"). MEP, LLC is the general partner of Mercantile Equity Partners III, L.P. ("MEP, LP"). MEP, LP directly holds 91,161 shares of Series 1-A Preferred Stock which are convertible into 91,161 shares of common stock. MCP directly holds 624,025 shares of Series 2-A Preferred Stock which are convertible into 624,025 shares of common stock and has a Warrant to purchase 54,312 shares of common stock. In addition, Mr. Edelson is the trustee of the Mercantile Companies Inc. Money Purchase Plan which holds 3,838 shares of Series 1-A Preferred Stock which are convertible into 3,838 shares of common stock.
(3) Solely in his capacity as (a) a member of MCG and (b) a member of the Investment Committee of MCM. MCG is the general partner of MCP. MCP directly holds 624,025 shares of Series 2-A Preferred Stock which are convertible into 624,025 shares of common stock and has a Warrant to purchase 54,312 shares of common stock.
(4) Includes 50,000 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(5) Includes 25,000 shares of common stock subject to options exercisable within 60 days of April 30, 2001.


(6) Includes (i) 19,501 shares of common stock issuable upon the conversion of 19,501 shares of Series 2-A Preferred Stock, (ii) 1,697 shares of common stock issuable upon the exercise of Warrants, and (iii) 67,708 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(7) Includes 93,750 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(8) Includes a total of (i) 738,525 shares of common stock issuable upon the conversion of Series 1-A and Series 2-A Preferred Stock, and (ii) 292,467 shares of common stock subject to options or warrants exercisable within 60 days of April 30, 2001.

                                 PREFERRED STOCK

Series  1-A  Convertible  Preferred  Stock

     The Series 1-A Preferred Stock votes as a single class with the common stock, with each share entitled to the number of votes equal to that number of shares of common stock into which it would then be converted. The Series 1-A Preferred Stock is currently convertible on a 1:1 basis into common stock.

     The following table sets forth certain information as of April 30, 2001 regarding the beneficial ownership of Series 1-A Preferred Stock by (i) all individuals known to beneficially own 5% or more of the outstanding shares of such class of security, (ii) each of the Named Executive Officers (as defined above under Executive Compensation) and directors who own any shares of Series 1-A Preferred Stock and (iii) all of the Company's executive officers and directors as a group, in each case to the best of the Company's knowledge. As of April 30, 2001, there were 1,804,105 shares of Series 1-A Preferred Stock outstanding.

                                                              Number of Shares
                                                                Beneficially     Percent of
Name of Beneficial Owner                                            Owned           Class
------------------------                                      -----------------  -----------
787, LLC                                                               191,918        10.64%
c/o James F. Voelker
9919 S.E. Fifth Street
Bellvue, WA 98004

Jefferies Employees Merchant                                           136,318         7.56%
Banking Fund LLD
11100 Santa Monica Blvd.
Los Angeles, CA 90025

Denmore Investments Ltd                                                115,151         6.38%
C/o Refco Securities
One World Financial Center
200 Liberty St., Tower A
New York, NY 10281

Qwest Investment Company                                               115,151         6.38%
1801 California St., Ste. 5100
Denver, CO 80202

Fidelity National Title Insurance                                       95,959         5.32%
Company of New York
3916 State Street, Suite 28
Santa Barbara, CA 93105

The R S Orphan Fund LP                                                  95,383         5.29%
C/o RS Investment Mgmt.
388 Market Street Nbr 200
San Francisco, CA 94111


Mercantile Equity Partners III LP                                     91,161(1)        5.05%
1372 Shermer Road
Northbrook, IL 60062

I. Steven Edelson                                                     94,999(2)        5.27%
1372 Shermer Road
Northbrook, IL 60062

Executive officers and directors as a group (11 individuals)            94,999         5.27%

----------------------
(1) These shares are also beneficially owned by MEP, LLC, its general partner, and Michael A. Reinsdorf, as a managing member of MEP, LLC.
(2) Solely in his capacity as (i) a managing member of MEP, LLC and a trustee of the Edelson Family Trust dated September 17, 1997, which is also a managing member of MEP, LLC, and (ii) the trustee of the Mercantile Companies Inc. Money Purchase Plan which holds 3,838 shares of Series 1-A Preferred Stock.

Series  2-A  Convertible  Preferred  Stock

     The Series 2-A Preferred Stock votes as a single class with the common stock, with each share entitled to the number of votes equal to that number of shares of common stock into which it would then be converted. The Series 2-A Preferred Stock is currently convertible on a 1:1 basis into common stock.

     The following table sets forth certain information as of April 30, 2001 regarding the beneficial ownership of Series 2-A Preferred Stock by (i) all individuals known to beneficially own 5% or more of the outstanding shares of such class of security, (ii) each of the Named Executive Officers (as defined above under Executive Compensation) and directors who own any shares of Series 2-A Preferred Stock and (iii) all of the Company's executive officers and directors as a group, in each case to the best of the Company's knowledge. As of April 30, 2001, there were 1,350,176 shares of Series 2-A Preferred Stock outstanding.

                                                              Number of Shares
                                                                Beneficially     Percent of
Name of Beneficial Owner                                            Owned           Class
------------------------                                      -----------------  -----------
Mercantile Capital Partners I LP                                     624,025(1)       46.21%
1372 Shermer Road
Northbrook, IL 60062

Stonehill Partners LP                                                  156,006        11.55%
C/o WHX Corporation
110 East 59th Street
New York, NY 10022

Crestview Capital Fund LP                                              132,605         9.82%
C/o Dillion Capital
3000 Dundee Road, Suite 105
Northbrook, IL 60062

I. Steven Edelson                                                    624,025(2)       46.21%
1372 Shermer Road
Northbrook, IL 60062

Nathaniel C. A. Kramer                                               624,025(3)       46.21%
641 Lexington Avenue
Suite 1450
New York, NY 10022

Sandford T. Waddell                                                     19,501         1.44%
5740 Ralston St., Suite 110
Ventura, CA 93003


Executive officers and directors as a group (11 individuals)           643,526        47.66%

_____________________
(1) These shares are also beneficially owned by (i) MCG, the general partner of MCP, (ii) MCM, a manager of MCG, and (iii) Michael A. Reinsdorf, a member of MCP and a member of the Investment Committee of MCM.
(2) Solely in his capacity as a member MCG and a member of the Investment Committee of MCM.
(3) Solely in his capacity as a member of MCG and a member of the Investment Committee of MCM.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

NETCEL360  ACQUISITION

     On May 24, 2001, the Company entered into an Acquisition Agreement with NetCel360 Holdings Limited, a Cayman Islands company ("NetCel360"), providing for the acquisition by the Company of substantially all assets of NetCel360 in exchange for approximately 19.9% of the Company's common shares and the assumption by the Company of approximately $3.45 million of bridge financing. The acquisition is expected to close in June 2001. Asia Internet Investment Group I, L.P. owns approximately 2.8% of NetCel360 and has provided approximately 8.5% of the bridge financing that the Company will assume in the proposed transaction. I. Stephen Edelson, the Acting Chairman of the Board of the Company, and Nathaniel Kramer, a director of the Company, are two of the managers of the general partner of AIIG.

NOTES  RECEIVABLE

     The Company has unsecured notes receivables from several former and current officers and directors which totaled $426,798 as of January 31, 2001. Certain of these notes, totaling $178,798, were granted in connection with the exercise of 636,100 stock options in May 1999 by the following executive officers and directors of the Company, each of whom resigned from the Company in March 2001:
Robert McShirley, the Company's former Chief Executive Officer, Richard McShirley, the Company's former Vice President, and Samuel Bradt, a former director of the Company. The aggregate outstanding principal balance of Robert McShirley's notes at January 31, 2001, was $68,164; the aggregate outstanding principal balance of Richard McShirley's notes at January 31, 2001, was $101,259; and the aggregate outstanding principal balance of Mr. Bradt's notes at January 31, 2001, was $9,375. These notes, as of January 31, 2000, were unsecured, due on demand and bear interest at an annual rate of 6%.

     The remainder of the notes, in aggregate principal amount of $248,000, were granted in September 2000 in connection with the issuance of 19,501 shares of Series 2-A Preferred Stock to each of Sandford Waddell, the Company's Chief Financial Officer, and Mr. Turner, the Company's former Chief Operating Officer. The notes are secured by the shares of related stock, bear interest at an annual rate of 8% and are due on September 15, 2003. The total outstanding principal balance of Mr. Waddell's note at January 31, 2001, was $124,000, and the total outstanding principal balance of Mr. Turner's note at January 31, 2001, was $124,000. On March 8, 2001, in connection with Mr. Turner's resignation, the terms of Mr. Turner's note were revised to provide that (a) the note shall become payable on demand 90 days from the last day of employment and (b) all notes would be collateralized by 19,501 shares of Series 2-A Preferred Stock held by Mr. Turner as the Company's sole recourse.

     In October 2000, Robert McShirley borrowed $400,000 from the Company in exchange for a secured ninety-day promissory note which bears interest at a rate of 8% per annum and was due on January 9, 2001. The note receivable from Robert
C. McShirley is collateralized by 300,000 shares of the Company stock as sole recourse. In late October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving a balance of $150,000. On January 30, 2001, the Company's board of directors approved an extension of this note for 90 days. On March 8, 2001, in connection with Mr. McShirley's resignation, the terms of the notes were extended to August 27, 2001, and were collectively collateralized by 300,000 shares of common stock held by Mr. McShirley as the Company's sole recourse.

     Also in October 2000, Mr. Turner borrowed $50,000 from the Company in exchange for a two-year promissory note which bears interest at a rate of 8%per annum and is due on October 12, 2002. On March 8, 2001, in connection with Mr. Turner's resignation, the terms of the note were revised to provide that (a) the note shall become payable on demand 60 days from the last day of employment, and
(b) all notes would be collateralized by 19,501 shares of Series 2-A Preferred Stock held by Mr. Turner as the Company's sole recourse.

CONVERTIBLE  NOTES

     The Company has issued convertible demand notes, from time to time, each in a private transaction. In July 1999, Robert McShirley received an aggregate of 245,317 shares of common stock upon the conversion of notes held by him in the principal amount of $95,600. Also in July 1999, Richard McShirley received an aggregate of 188,116 shares of Common Stock upon the conversion of notes held by him in the principal amount of $33,100.

OTHER  TRANSACTIONS

     In connection with the issuance of Series 1-A Preferred Stock, the Company issued to New World Investment Partners a warrant to purchase 60,000 shares of the Company's common stock. Subsequently to the issuance of the warrant, Ramin Kamfar, a principal of New World Investment Partners, was elected to the Company's Board of Directors. In December 2000, New World Investment Partners received 43,957 shares of common stock, pursuant to a cashless exercise of the warrant. These shares were subsequently transferred by New World Investment
Partners  to  a  third  party.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Vsource,  Inc.



Date:  May  31,  2001         /s/  Sandford  T.  Waddell
            --                --------------------------
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

SIGNATURE                           TITLE                              DATE
---------                           -----                              ----

/s/ Sandford T. Waddell             Chief Financial Officer
----------------------------------  Secretary                      May 31, 2001
Sandford T. Waddell                 (Principal Executive Officer)
                                    (Principal Accounting Officer)

/s/ Scott T. Behan                  Director                       May 31, 2001
----------------------------------
Scott T. Behan


/s/ I. Steven Edelson               Director                       May 31, 2001
----------------------------------
I. Steven Edelson


__________________________________  Director                       May 31, 2001
Ramin Kamfar


/s/ Nathaniel C. A. Kramer          Director                       May 31, 2001
----------------------------------
Nathaniel C. A. Kramer


__________________________________  Director                       May 31, 2001
Robert N. Schwartz