Form 10-Q
period 2001-04-30
VSOURCE INC
filed 2001-06-14
CIK 1003226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X  ]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

                                       OR

[     ]     TRANSITION  REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______


                         COMMISSION FILE NO.: 000-30326

                                  VSOURCE, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       77-0557617
          (State or other jurisdiction                   (I.R.S.  Employer
          of incorporation or organization)              Identification  No.)

    5740 RALSTON STREET, SUITE 110
         VENTURA,  CALIFORNIA                               93003
(Address of principal executive offices)                 (Zip  Code)

       Registrant's telephone number, including area code:  (805) 677-6720

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.     Yes   X   No
                              ---     ---

Number  of  shares of common stock outstanding as of June 5, 2001 . . 18,665,451
Number  of  shares  of  Series 1-A Convertible Preferred Stock outstanding as of  June  5,  2001  . . . . . . . . . . . . . . . . . . 1,780,509
Number  of  shares  of  Series 2-A Convertible Preferred Stock outstanding as of June  5,  2001 . . . . . . . . . . . . . . . . . . . 1,350,176

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
                         PART I - FINANCIAL INFORMATION

Item  1.   FINANCIAL  STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .3
Item  2.   MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
              CONDITION  AND  RESULTS  OF  OPERATIONS . . . . . . . . . . . .14
Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . .27

                           PART II - OTHER INFORMATION

Item  1.   LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .27
Item  2.   CHANGES  IN  SECURITIES . . . . . . . . . . . . . . . . . . . . . 28
Item  3.   DEFAULTS  UPON  SENIOR  SECURITIES . . . . . . . . . . . . . . . .28
Item  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 28
Item  5.   OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .28
Item  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K . . . . . . . . . . . . . . 29
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 31

PART  I  -  FINANCIAL  INFORMATION

                                              VSOURCE, INC.
                                       CONSOLIDATED BALANCE SHEETS


                                                  ASSETS

                                                                      April 30, 2001    January 31, 2001
                                                                     ----------------  ------------------
                                                                       (Unaudited)
CURRENT ASSETS
     Cash                                                            $     2,799,037   $       5,360,525
     Restricted cash                                                          48,365              47,737
     Funds held in escrow                                                    600,000                  --
     Accounts receivable                                                      10,720               4,200
     Notes receivable-related parties                                        200,000             150,000
     Prepaid expenses                                                        132,075             103,687
                                                                     ----------------  ------------------
          Total current assets                                             3,790,197           5,666,149

PROPERTY AND EQUIPMENT
     Equipment and fixtures                                                  468,697           1,099,628
     Less - accumulated depreciation                                         (66,821)           (167,283)
                                                                     ----------------  ------------------
                                                                             401,876             932,345

OTHER ASSETS
     Goodwill                                                              2,100,000           4,592,863
     Notes receivable-related parties                                             --              50,000
     Other assets                                                             17,438              19,559
                                                                     ----------------  ------------------
                                                                     $     6,309,511   $      11,260,916
                                                                     ================  ==================

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $       179,007   $         598,717
     Accrued liabilities                                                     377,831             311,686
                                                                     ----------------  ------------------
                                                                             556,838             910,403

COMMITMENTS AND CONTINGENCIES                                                     --                  --

SHAREHOLDERS' EQUITY
     Preferred stock Series 1-A ($0.01 par value, 2,802,000
          shares authorized; 1,804,105 and 2,437,354 shares issued
          and outstanding as of April 30, 2001 and January 31,
           2001, respectively.)
          (Aggregate liquidation value is $4,510,263)                         18,041              24,374

     Preferred stock Series 2-A ($0.01 par value, 1,672,328
          shares authorized; 1,350,176 and 1,375,917 shares issued
          and outstanding as of April 30, 2001 and January 31,
          2001, respectively.)
          (Aggregate liquidation value is $8,654,628)                         13,502              13,759


        The accompanying notes are an integral part of these statements.

                                                VSOURCE, INC.
                                         CONSOLIDATED BALANCE SHEETS


                                                             April 30, 2001    January 31, 2001
                                                            ----------------  ------------------
                                                              (Unaudited)
Common stock ($0.01 par value, 100,000,000
     shares authorized; 18,641,857 and 17,938,912
     shares issued and outstanding, as of April 30, 2001
     and January 31, 2001, respectively.)                           186,419             179,389
Additional paid-in capital                                       63,191,737          67,267,483
Deferred compensation                                            (1,180,733)         (5,804,851)
Accumulated deficit                                             (56,049,495)        (50,902,843)
                                                            ----------------  ------------------
                                                                  6,179,471          10,777,311
Less: Notes receivable from the sale of stock                      (426,798)           (426,798)
                                                            ----------------  ------------------
                                                                  5,752,673          10,350,513
                                                            ----------------  ------------------
                                                            $     6,309,511   $      11,260,916
                                                            ================  ==================


        The accompanying notes are an integral part of these statements.

                                               VSOURCE, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                              For the three months ended
                                                           April 30, 2001    April 30, 2000
                                                          ----------------  ----------------
Revenue                                                   $        12,720   $            --

General and administrative expenses (including $49,393
     and $2,752,889 of stock-based compensation for the
     three months ended April 30, 2001 and 2000,
     respectively)                                                744,142         3,650,399

Research and development (including $499,419 and
     $601,448 of stock-based compensation for the
     three months ended April 30, 2001 and 2000,
     respectively)                                              2,312,278         2,192,755

Impairment of long-lived asset                                  2,138,019                --
                                                          ----------------  ----------------
     Total expenses                                             5,194,439         5,843,154
                                                          ----------------  ----------------
Loss from operations                                           (5,181,719)       (5,843,154)

Other income (expense):
     Interest expense                                                (380)           (3,699)
     Interest income                                               35,447            38,399
                                                          ----------------  ----------------
Net loss                                                  $    (5,146,652)  $    (5,808,454)
                                                          ================  ================

Loss available to
   common shareholders (See note 5)                       $    (5,146,652)  $   (12,676,851)
                                                          ================  ================

Basic and diluted weighted average number of
   common shares outstanding                                   18,356,829        15,815,421
                                                          ================  ================

Basic and diluted net loss per share
   available to common shareholders                       $         (0.28)  $         (0.80)
                                                          ================  ================


        The accompanying notes are an integral part of these statements.

                                                           VSOURCE, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                      Common Stock         Preferred Stock      Additional       Deferred       Notes
                                    Shares     Amount     Shares     Amount   Paid-in-Capital  Compensation  Receivable
                                  ----------  --------  ----------  --------  ---------------  ------------  ----------
Balance at January 31, 2000       15,807,171  $158,071         --        --       10,645,934    (1,780,817)   (178,798)

Issuance of preferred stock               --        --  4,474,328    44,743       16,995,694                  (248,000)
Conversion of preferred stock        661,057     6,610   (661,057)   (6,610)              --
Issuance of common stock-
   acquisition of OTT              1,089,389    10,894                             4,047,360
Issuance of common stock upon
   conversion of demand notes         65,654       657                               163,480
Deemed non-cash dividend to
   preferred stockholders                                                         13,499,177
Compensation related to:
   options granted for services                                                   11,942,646    (6,684,383)
   warrants issued for services                                                   10,966,310
Issuance of stock
   for services                        8,250        83                               319,216
Expired and forfeited options                                                     (2,660,349)    2,660,349
Exercise of stock options            209,334     2,094                             1,348,995
Exercise of warrants                  98,057       980                                  (980)
Net loss
                                  ----------  --------  ----------  --------  ---------------  ------------  ----------
Balance at January 31, 2001       17,938,912  $179,389  3,813,271   $38,133   $   67,267,483   $(5,804,851)  $(426,798)

Conversion of preferred stock        658,990     6,590   (658,990)   (6,590)              --
Compensation related to:
   options granted for services                                                                    548,812
Expired and forfeited options                                                     (4,075,306)    4,075,306
Exercise of warrants                  43,955       440                                  (440)
Net loss
                                  ----------  --------  ----------  --------  ---------------  ------------  ----------
Balance at April 30, 2001         18,641,857  $186,419  3,154,281   $31,543   $   63,191,737   $(1,180,733)  $(426,798)
   (Unaudited)                    ==========  ========  ==========  ========  ===============  ============  ==========


                                                      Total
                                   Accumulated    Shareholder's
                                     Deficit     Equity (Deficit)
                                  -------------  -----------------
Balance at January 31, 2000         (9,804,904)          (960,514)

Issuance of preferred stock                            16,792,437
Conversion of preferred stock                                  --
Issuance of common stock-
   acquisition of OTT                                   4,058,254
Issuance of common stock upon
   conversion of demand notes                             164,137
Deemed non-cash dividend to
   preferred stockholders          (13,499,177)                --
Compensation related to:
   options granted for services                         5,258,263
   warrants issued for services                        10,966,310
Issuance of stock
   for services                                           319,299
Expired and forfeited options
Exercise of stock options                               1,351,089
Exercise of warrants                                           --
Net loss                           (27,598,762)       (27,598,762)
                                  -------------  -----------------
Balance at January 31, 2001       $(50,902,843)  $     10,350,513

Conversion of preferred stock                                  --
Compensation related to:
   options granted for services             --            548,812
Expired and forfeited options
Exercise of warrants
Net loss                            (5,146,652)        (5,146,652)
                                  -------------  -----------------
Balance at April 30, 2001         $(56,049,495)  $      5,752,673
   (Unaudited)                    =============  =================


        The accompanying notes are an integral part of these statements.

                                               VSOURCE, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                              For the three months ended
                                                           April 30, 2001    April 30, 2000
                                                          ----------------  ----------------
Increase (decrease) in cash
Cash flows from operating activities:
     Net loss                                             $    (5,146,652)  $    (5,808,454)
     Adjustments to reconcile net loss to
          net cash used by operating activities:
     Depreciation and amortization                                427,433            18,027
     Impairment of fixed assets                                   495,671                --
     Impairment of long-lived assets                            2,138,019                --
     Compensation expense on stock options granted                548,812         1,106,431
     Compensation expense for warrants granted                         --         2,083,250
     Compensation expense stock issued                                 --           164,656
     Funds held in escrow                                        (600,000)               --
     Changes in assets and liabilities:
               Accounts receivable                                 (6,520)               --
               Employee receivables                                    --           (46,000)
               Prepaid expenses                                   (27,852)         (149,280)
               Other assets                                            --              (535)
               Accounts payable                                  (419,710)          591,723
               Deferred revenue                                        --                --
               Accrued liabilities                                 66,145            63,047
                                                          ----------------  ----------------
               Net cash used in operating activities           (2,524,654)       (1,977,135)

Cash flows from investing activities:
     Acquisition of capitalized software                               --           (44,718)
     Increase in goodwill                                         (27,894)               --
     Acquisition of property and equipment                         (8,312)         (126,132)
                                                          ----------------  ----------------
               Net cash used in investing activities              (36,206)         (170,850)

Cash flows from financing activities:
     Proceeds from issuance of preferred stock                         --           893,917
                                                          ----------------  ----------------
               Net cash provided by financing activities               --           893,917
                                                          ----------------  ----------------
Net decrease in cash                                           (2,560,860)       (1,254,068)
                                                          ----------------  ----------------
Cash at beginning of period                                     5,408,262         5,207,167
                                                          ----------------  ----------------
Cash at end of period                                     $     2,847,402   $     3,953,099
                                                          ================  ================


        The accompanying notes are an integral part of these statements.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001


1.  NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING PRINCIPLES

     The interim consolidated financial statements as of April 30, 2001 have been prepared by Vsource, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the period presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated balance sheet at January 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2001 (File No. 000-030326).

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

REVENUE  RECOGNITION

     The Company accounts for revenue in accordance with the Financial Accounting Standards Board issued EITF00-3, which provides guidance on applying generally accepted accounting principles for recognizing revenues. The Company provides Web based auction services and presently has one client operating month-to-month under an expired services agreement. A monthly maintenance fee is charged which is recognized currently in the month during which the services are performed.

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001


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

     During the three months ended April 30, 2001, the Company reviewed long-lived Assets and other intangibles and made estimates of expected future cash flows, based on the Company management's best estimates and based on reasonable and supportable assumptions and projections. All available evidence was considered in developing these estimates of expected future cash flows. A range was estimated for the amount and timing of possible cash flows, and the probability of possible outcomes was considered in determining the best estimate of future cash flows.

     As part of the acquisition of OTT, the Company had recorded Goodwill of $4,620,757, and was amortizing it over three years. The total recorded value of the shares issued was based on the average market price of the Company's stock. The Company is in the process of obtaining a valuation of the acquired assets, and the amounts recorded are subject to adjustment.

     During the three months ended April 30, 2001, the Company determined, based on the estimates of future cash flows, that goodwill did not continue to carry the value originally anticipated. As a result, and in accordance with the Statement of Financial Accounting Standard (SFAS) No. 121, the assets were reduced to their net realizable value and the Company recorded $2,138,019 as an impairment of intangible assets.

     While the Company continues to evaluate opportunities for raising additional capital, the Company is limiting development and marketing expenses of LiquidMarketplace(TM) products. The Company is also evaluating other prospects with compatible technology companies. There is no guarantee that the Company will generate significant revenue from LiquidMarketplace(TM) products, and therefore, there is an uncertainty of the continuing value of Goodwill. As such, the Company will continue to evaluate Goodwill and other long-lived assets.

     The Company incurred a $495,671 impairment of fixed assets in the three months ended April 30, 2001. The Company closed its Washington facilities during the three months ended April 30, 2001, and determined that the property and equipment did not continue to carry the value originally anticipated. As a result, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, the assets were reduced to their net realizable value, less costs of disposal. The related expense is included in research and development.

INTANGIBLE  ASSETS

     Intangible assets, principally goodwill, are amortized on the straight-line method over a period of three years. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired. The Company regularly assesses the carrying amounts of intangible assets for impairment when operating profit (loss) from the related business indicates the carrying amounts of the assets may not be recoverable. Carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of intangible assets may not be recoverable. As such, an adjustment of $2,138,019 was made to goodwill to recognize the loss on impairment of long-lived assets for the three months ended April 30, 2001.

STOCK-BASED  COMPENSATION

     The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which allows companies to continue to recognize compensation expense pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date. Accordingly, employee compensation cost for stock options is measured as the excess of the fair market value over the exercise price at the measurement date.

LOSS  PER  SHARE

     Basic and diluted loss per share of common stock is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of diluted loss per share, as their inclusion would be antidilutive.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001


2.  ACQUISITION  OF  OTT

     On January 22, 2001, the Company closed an Agreement and Plan of Merger with OTT Acquisition Corp., a California corporation, Online Transaction Technologies, Inc., a California corporation ("OTT"), Colin P. Kruger and Michael Shirman (the "Merger Agreement"). The merger is recorded on the purchase method of accounting and is a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

     The aggregate purchase price payable at closing was 1,089,389 shares of the Company's common stock. The number of shares was calculated based upon a specific formula in the Merger Agreement. The purchase price was subject to adjustment based on reductions or increases in the net book value of the assets of OTT from September 30, 2000 through closing. In accordance with Accounting Principles Board Opinion 16, the total recorded value of the shares issued was based on the average market price of the Company's stock for a stated period both before and after the Company's announcement of the acquisition. The Company recorded $3,949,039 of the purchase price of OTT and $671,718 of direct and accrued expenses as Goodwill. The Company is in the process of obtaining a valuation of the acquired assets. Accordingly, the amounts recorded are subject to adjustment. Carrying values were adjusted $2,138,019 to reduce goodwill to recognize the loss on impairment of long-lived assets for the three months ended April 30, 2001.

     Twenty-five percent of the equity securities comprising the aggregate purchase price will be held for six months in escrow (the "Escrow Securities"). The Escrow Securities and the Company shares issued to OTT management shareholders will be the sole recourse for the Company for indemnification against claims and losses arising from breaches by OTT of representations and warranties or covenants made pursuant to the definitive agreements. Such representations and warranties shall terminate over varying periods. The Escrow Securities will be valued for purposes of any such indemnification at the Acquisition Price. OTT shareholders may at their option pay any such indemnity in cash in lieu of Escrow Securities.

3.   NOTES  RECEIVABLE  -  RELATED  PARTIES

     A.     Notes  receivable-related  parties:

     In October 2000, Robert C. McShirley, then the Company's Chief Executive Officer, borrowed $400,000 from the Company in exchange for a secured ninety-day promissory note, which bears interest at a rate of 8% per annum, and was due on January 9, 2001. In late October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving a balance of $150,000 which is included in current assets. On January 30, 2001, the Company's board of directors approved an extension of this note for 90 days and on March 8, 2001, concurrent with the resignation of Mr. McShirley, the note was extended to August 27, 2001.

     In addition, the then Chief Operating Officer borrowed $50,000 from the Company in exchange for a two-year promissory note, which bears interest at a rate of 8% per annum, and shall become due on demand, 90 days from the date of termination.

     B.     Notes  receivable  from  the  sale  of  stock:

     The Company has unsecured notes receivables from several officers which totaled $426,798 and $178,798 as of April 30, 2001 and 2000, respectively. The notes granted as of April 30, 2000 are unsecured, due on demand and bear interest at an annual rate of 6%. The notes were granted in connection with the exercise of 636,100 stock options on May 15, 1999. Notes received in the year ended January 31, 2001 for $248,000 were granted in connection with the issuance of 39,002 shares of Series 2-A convertible Preferred Stock. The notes are secured only to the extent of the 39,002 shares of related stock, bear interest at an annual rate of 8% and are due on September 15, 2003. Of these notes, one note receivable from the then Chief Operating Officer becomes due on demand, 90 days from March 12, 2001, the date of his resignation.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001


4.   SHAREHOLDERS'  EQUITY

     On January 22, 2001, the Company closed an Agreement and Plan of Merger with Online Transaction Technologies, Inc., a California corporation ("OTT"). The aggregate purchase price payable at Closing was 1,089,389 shares of the Company's common stock. The number of shares was calculated based on a specific formula in the Merger Agreement. Such aggregate price shall be subject to adjustment based on reductions or increases in the net book value of the assets of OTT since September 30, 2000. As a result of the acquisition, including direct expenses related to the transaction, goodwill was recorded in the amount of $4,620,757.

     During the three months ended April 30, 2001, per the terms of the agreement, 60,000 warrants were converted by Exxir Corporation, at $2.00 per share, to 43,957 shares of common stock of the Company, in a cashless transaction.


5.   BASIC  LOSS  AVAILABLE  TO  SHAREHOLDERS

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. The loss available to common shareholders for the three months ended April 30, 2001 and 2000 is the net loss for the period, adjusted for deemed non-cash dividends on preferred stock.

     The following table is a calculation of basic and diluted earnings/(loss) per share:

                                                               2001           2000
                                                           ------------   -------------
Net loss                                                   $(5,146,652)   $ (5,808,454)

Less - deemed non-cash dividend to preferred shareholders   (       --)     (6,868,397)
                                                           ------------   -------------
Basic loss available to common shareholders                $(5,146,652)   $(12,676,851)
                                                           ============   =============

     Weighted average common shares outstanding for dilution purposes do not take into account the exercise of options or warrants because to do so would be antidilutive.


6.     COMMITMENTS  AND  CONTINGENCIES

LEASES

     The Company leases its main office facilities under a noncancellable operating lease agreement expiring March 31, 2002. The Company leases a second facility in Bothell, Washington, under a noncancellable operating lease expiring October 31, 2002. The Company is in the process of finding a sub-lessee to assume the liability; however, the estimated liability is included below. The company has a third location in Los Angeles, California under a noncancellable operating lease expiring April 6, 2002. The future minimum rent expense that will be incurred under operating leases are as follows:

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001


          Fiscal year ended:
                      2001             $  399,198
                      2002                 71,408
                      2003                     --
                      2004                     --
                                       ----------
                                       $  470,606
                                       ==========

LEGAL

     On October 23, 2000, the Company filed a suit for fraudulent misrepresentation, fraudulent concealment, rescission and mutual mistake, seeking to rescind a contract the Company entered into with Vitria Technology, Inc. ("Vitria") in February 2000. Vitria denied the substantive allegations in the complaint and sought monetary damages against the Company for breach of contract. On April 10, 2001, the Santa Clara County Superior Court granted Vitria's request for a writ of attachment in the sum of $600,000 to secure potential recovery in this case. This suit was settled on May 22, 2001. In connection with the settlement, the company paid Vitria $275,000. (See Note 7 - Subsequent Events.)


7.   SUBSEQUENT  EVENTS


     On May 3, 2001, the Company received a second notice of noncompliance from Nasdaq, asserting that the Company's common stock has failed to maintain a minimum market value of public float ("MVPF") of $5,000,000 over the last 30 trading days preceding the notice. If the Company is unable to demonstrate compliance with the minimum MVPF requirement for at least ten consecutive trading days prior to August 1, 2001, the Nasdaq staff will issue notification to the Company that its securities will be delisted. Previously, on April 24, 2001, the Company had received notice from Nasdaq, citing the Company's failure to maintain a minimum bid price of $1.00 per share of common stock over the previous 30 consecutive trading days. The Company will be given until July 23, 2001 to regain compliance.

     On May 22, 2001, the Company settled a lawsuit with Vitria Technology, Inc. In connection with the settlement, the company paid Vitria $275,000.

     On May 24, the Company announced a definitive acquisition agreement to acquire substantially all assets of Asia-based NetCel360 Holdings, Ltd. ("NetCel360"), a leading pan-Asian provider of Business Process Outsourcing and Technology Services. Vsource will exchange 3,709,729, approximately 19.9%, common shares of the Company for substantially all of the assets of NetCel360, and will assume approximately $3.45 million of bridge financing. The company shall issue 2,959,729 shares of common stock at closing and 750,000 shares of common stock on or before six months from the date of closing. The merger will be recorded on the purchase method of accounting and included with the combined operations for the dates subsequent to closing. The acquisition is expected to close in June. At closing, Acting Chairman of Vsource, I. Steven Edelson, and Chairman of NetCel360, Phil Kelly, will serve as Co-Chairmen of the company. Mr. Kelly will also be named as Chief Executive Officer of the Company at that time.

     Of the $3.45 million NetCel360 bridge financing to be assumed by Vsource, $2.25 million is due December 31, 2001 and $1.2 million is due June 30, 2002. All of the debt is secured by certain of the assets being acquired by Vsource and may be repaid, at Vsource's option, by delivering shares of Vsource common stock at a price per share equal to $0.20 for the $2.25 million portion of the debt and at a price per share equal to $0.10 for the $1.2 million portion of the debt. If the $1.2 million portion of the debt is not repaid by issuing additional shares, then it must be repaid in cash at three times the outstanding principal and accrued interest.

     Completion of the acquisition is conditioned upon Vsource completing due diligence, obtaining $2 million of financing and a fairness opinion on certain aspects of the transaction. Vsource has received a commitment for $1.5 million of the financing from Mercantile Capital Partners and the senior management of

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001


NetCel360. These commitments are subject to similar conditions as the acquisition agreement and will have the same repayment terms as the $1.2 million portion of the assumed bridge financing.

     The Company agreed to provide shelf registration rights for all shares issued pursuant to the Acquisition Agreement and the financing. The Acquisition Agreement also provides that if either party terminates the Agreement under certain circumstances and subsequently completes an alternative transaction, such party will be obligated to pay a break-up fee of $1.0 million.

     After closing of the NetCel360 acquisition, Vsource intends to raise additional funds to provide sufficient funding through profitability. The Company is continuing to evaluate other financing options and is considering a rights offering of common stock to all shareholders with an exercise price of $0.10 per share, the same price at which the new financings would be convertible.

     The company has been notified by Nasdaq that certain aspects of these transactions violate Nasdaq's shareholder approval rules. The Company is engaged in discussions with Nasdaq about the applicability of certain exceptions to these rules.

     On May 31, 2001, the Company filed an amended Form 10-KSB for the year-end January 31, 2001 to include additional information, which would have appeared in the Company's proxy, had the proxy been filed within 120 days of the year end.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

FORWARD  LOOKING  STATEMENTS

     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in this Item 2. Particular attention should be paid to the cautionary statements involving the Company's limited operating history, the unpredictability of its future revenues, the Company's need for and the availability of capital resources, the evolving nature of its business model, the intensely competitive market for business-to-business electronic procurement, and the risks associated with systems development, management of growth and business expansion. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission ("SEC").

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

RECENT  EVENTS

     On February 7, 2001, the Company had suspended registration of its securities under the Form SB-2 registration statement, due to pending inquiries by its board of directors regarding the status of the VSN product and pending resignations of key officers, which was subsequently announced on March 12, 2001.

     On February 26, 2001, the board of directors named I. Steven Edelson as Acting Chairman of the Board. Mr. Edelson is a managing partner of Mercantile Capital Group, LLC, one of the largest individual shareholders of the Company.

     On March 12, 2001, the Company announced it had received resignations of the Chairman of the Board and Chief Executive Officer, Robert C. McShirley, the Chief Operating Officer, P. Scott Turner, and Director, Samuel E. Bradt. On the same date the Company announced that it was withdrawing its VSN product, closing its Bothell, Washington development center, and would lay off at least 60% of its workforce. It also announced that it would move forward with the recently acquired LiquidMarketplace(TM) product line while evaluating other strategic alternatives.

     On March 8, 2001, in accordance with the above-mentioned resignations, the Company approved a revision of the notes receivable from officers. The notes receivable from Robert C. McShirley are collectively collateralized by 300,000 shares of the Company stock as sole recourse. The terms of the notes receivable from Robert C. McShirley were extended to August 27, 2001. The notes receivable from P. Scott Turner are collectively collateralized by 19,507 shares of the Company stock and all associated warrants, as sole recourse. The Turner note for $50,000, per the terms of the agreement, shall become payable on demand, 60 days from the last day of employment. The Turner note for $124,000 shall become payable on demand, 90 days from the last day of employment.

     On April 24, 2001, the Company received notice from Nasdaq, citing the Company's failure to maintain a minimum bid price of $1.00 per share of common stock over the previous 30 consecutive trading days. The Company will be given until July 23, 2001 to regain compliance. If the Company is unable to demonstrate compliance with the minimum bid price requirement for at least ten consecutive trading days prior to July 23, 2001, the Nasdaq staff will issue notification to the Company that its securities will be delisted. (See Note 7 - Subsequent Events.)

MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  RESULTS OF OPERATIONS  - THREE MONTHS
ENDED  APRIL  30,  2001,  COMPARED  TO  THE  THREE  MONTHS ENDED APRIL 30, 2000:

REVENUES

      Revenues for the three months ended April 30, 2001 increased to $12,720 from no revenue for the three months ended April 30, 2000. Revenues increased primarily because the Company had begun the implementation of the LiquidMarketplace(TM) products in the three months ended April 30, 2001. There were no revenues for the three months ended April 30, 2000 because the Company had ceased its sales of subscriptions to the software version of VSN in the year ended January 31, 2000.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses decreased to $744,142 for the three months ended April 30, 2001 from $3,650,399 for the three months ended April 30, 2000, a decrease of $2,906,257, or 79.6%. The decrease was due to major decreases in advertising and marketing of the product implementation, and decreased expenses associated with a decrease in personnel, including payroll, rent and travel and a substantial decrease in the recognition of stock-based compensation.

RESEARCH  AND  DEVELOPMENT

     Research and development expenses increased to $2,312,278 for the three months ended April 30, 2001 from $2,192,755 for the three months ended April 30, 2000, an increase of $119,523, or 5.5%. The increase was primarily due to recording the impairment of fixed assets of $495,671, offset by decreased costs associated with the development of the Company's Internet version of its VSN electronic purchasing system. Such decreased costs include decreased personnel and personnel-related expenses, decreased overhead, as well as decreased licensing fees for development-related tools and systems and a substantial decrease in the recognition of stock-based compensation.

LOSS  ON  IMPAIRMENT  OF  LONG-LIVED  ASSETS

      The Company incurred a $2,138,019 loss on impairment of long-lived assets in the three months ended April 30, 2001. No such impairment was incurred for the three months ended April 30, 2000. During the period ended April 30, 2001, the Company evaluated its long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. The Company determined that goodwill did not continue to carry the value originally anticipated. As a result, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, the assets were reduced to their net realizable value.

TOTAL  EXPENSES

     Total expenses decreased to $5,194,439 for the three months ended April 30, 2001 from $5,843,154 for the three months ended April 30, 2000, a decrease of $648,715, or 11.1%. The decrease in total expenses was due primarily to the decreases in both research and development and general and administrative expenses, including a substantial decrease in the recognition of stock-based compensation partially offset by the loss on impairment of long-lived assets.

LOSS  FROM  OPERATIONS

     The Company had a loss from operations of $5,181,719 for the three months ended April 30, 2001 versus a loss of $5,843,154 for the three months ended April 30, 2000, a decrease of $661,435, or 11.3%. The loss decreased because of decreased costs associated with developing the Internet version of VSN and a substantial decrease in the recognition of stock-based compensation.

INTEREST  INCOME

     Interest income decreased to $35,447 for the three months ended April 30, 2001 from $38,399 for the three months ended April 30, 2000, a decrease of $2,952, or 7.7%. The decrease was due primarily to the decrease in cash in interest bearing accounts.

INTEREST  EXPENSE

     Interest expense decreased to $380 for the three months ended April 30, 2001 from $3,699 for the three months ended April 30, 2000, a decrease of $3,319, or 89.7%. The decrease was due primarily to the decrease in Convertible Demand Notes.

NET  LOSS

     The net loss of $5,146,652 for the three months ended April 30, 2001 decreased from $5,808,454 for the three months ended April 30, 2000, a decrease of $661,802, or 11.4%. This decrease was a result of the decrease in both research and development and general and administrative expenses, including a substantial decrease in the recognition of stock-based compensation, and the recognition of the loss on impairment of long-lived assets.

BASIC  WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES  OUTSTANDING

     The weighted average number of common shares of 18,356,829 for the three months ended April 30, 2001 increased from 15,815,421 for the three months ended April 30, 2000, an increase of 2,541,408 shares, or 16.1%. The increase resulted primarily from issuing 307,391 shares upon exercise of stock options and warrants, 65,654 shares upon conversion of convertible demand notes, the conversion of 1,320,076 shares of preferred stock and the issuance of 1,089,389 shares in relation to the acquisition of OTT.

NET  LOSS  PER  COMMON  SHARE

     The net loss per common share of ($0.28) for the three months ended April 30, 2001 decreased from net loss per common share of ($0.80) for the three months ended April 30, 2000, a decrease of ($0.52), or 65.0%. This decrease was a result of the decreased net loss for the year, partially offset by the increase in outstanding common shares, as noted above.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT APRIL 30, 2001, COMPARED TO JANUARY 31, 2001:

CASH

     On  April 30, 2001, cash totaled $2,847,402, down $2,560,860 or 47.4%, from
$5,408,262 at January 31, 2001. This decrease reflects funds used for operations and investing activities during the three months ended April 30, 2001.

ACCOUNTS  RECEIVABLE

     On April 30, 2001, accounts receivable totaled $10,720, up $6,520 or 155.2%, from $4,200 at January 31, 2001. This reflects that the Company had begun generating revenues and receivables from the sales of the LiquidMarketplace(TM) products in the three months ended April 30, 2001.

NOTES  RECEIVABLE  -  RELATED  PARTIES

     On April 30, 2001 notes receivable - related parties totaled $200,000, up $50,000 from $150,000 at January 31, 2001. This reflects reclassification of
$50,000 from notes receivable - related parties, long-term to current, during the three months ended April 30, 2001.

PREPAID  EXPENSES

     On April 30, 2001, prepaid expenses totaled $132,075, up $28,388 or 27.4%, from $103,687 at January 31, 2001. This increase primarily reflects accrued insurance and other prepaid fees that will be expensed in the next twelve months.

TOTAL  CURRENT  ASSETS

     On April 30, 2001, total current assets totaled $3,790,197, down $1,875,952 or 33.1%, from $5,666,149 at January 31, 2001. This decrease primarily reflects the funds used for operations during the three months ended April 30, 2001.

PROPERTY  AND  EQUIPMENT

     On April 30, 2001, fixed assets totaled $468,697, a decrease of $630,931, or 57.4%, from $1,099,628 at January 31, 2001. This decrease reflects the recognition of loss on equipment and software from the closed facilities in Washington.

ACCUMULATED  DEPRECIATION

     On April 30, 2001, accumulated depreciation totaled $66,821, down $100,462, or 60.1%, from $167,283 at January 31, 2001. This decrease reflects the write off of equipment and software from the closed facilities in Washington, partially offset by normal depreciation expense for the three months ended April 30, 2001.

PROPERTY  AND  EQUIPMENT,  NET

     On April 30, 2001, property and equipment, net totaled $401,876, down $530,469, or 56.9%, from $932,345 at January 31, 2001. This decrease reflects the write off of equipment and software from the closed facilities in Washington, partially offset by normal depreciation expense for the three months ended April 30, 2001.

GOODWILL

     On  April 30, 2001, goodwill totaled $2,100,000, down $2,492,863, or 54.3%, from $4,592,863 at January 31, 2001. This decrease reflects normal amortization expense, partially offset by additional related expenses, as well as the recognition of the loss on impairment of long-lived assets, during the three months ended April 30, 2001. (See Note 1 - Impairment of Long-Lived Assets.)

OTHER  ASSETS

     On April 30, 2001, other assets totaled $17,438, down $2,121, or 10.8%, from $19,559 at January 31, 2001. This decrease reflects normal amortization expense and the write off of other assets during the three months ended April 30, 2001.

TOTAL  ASSETS

     On April 30, 2001, total assets were $6,309,511, down $4,951,405, or 44.0%, from $11,260,916 at January 31, 2001. This decrease primarily reflects normal depreciation and amortization expenses and funds used for operations, partially offset by the write off of property and equipment, as well as the recognition of the loss in impairment of long-lived assets, during the three months ended April 30, 2001.

ACCOUNTS  PAYABLE

     On April 30, 2001, accounts payable were $179,007, down $419,710, or 70.1%, from $598,717 at January 31, 2001. This change is primarily a result of a decrease of funds used in development of the Internet version of VSN, and also a decrease in the amounts due for marketing, advertising and legal expenses.

ACCRUED  LIABILITIES

     On April 30, 2001, accrued liabilities were $377,831, up $66,145, or 21.2%, from $311,686 at January 31, 2001. This change resulted primarily from the accrual of $275,000 in relation to the Vitria litigation and a decrease in accrued wages and related compensation expenses. (See Note 7 - Subsequent Events.)

TOTAL  CURRENT  LIABILITIES

     On April 30, 2001, total current liabilities totaled $556,838, down $353,565, or 38.8%, from $910,403 at January 31, 2001. This change is primarily from the accrual of $275,000 in relation to the Vitria litigation, a decrease of funds used in development of the Internet version of VSN, a decrease in the amounts due for marketing, advertising and legal expenses and from the decrease in accrued wages and related compensation expenses.

PREFERRED  STOCK,  $0.01  PAR  VALUE

     On April 30, 2001, preferred stock for Series 1-A totaled $18,041 and preferred stock for Series 2-A totaled $13,502 down $6,333 and $257, from $24,374, and $13,759 respectively, at January 31, 2001. This reflects the conversion from preferred stock to common stock, during the three months ended April 30, 2001.

COMMON  STOCK,  $0.01  PAR  VALUE

     On April 30, 2001, common stock totaled $186,419, up $7,030, or 3.9%, from $179,389 at January 31, 2001. This primarily reflects the conversion of preferred stock to common stock for $6,590 and the exercise of 43,957 warrants, for $440 of common stock, $0.01 par value, during the three months ended April 30, 2001.

ADDITIONAL  PAID-IN-CAPITAL

     On April 30, 2001, paid-in-capital totaled $63,191,737, down $4,075,746, or 6.1%, from $67,267,483 at January 31, 2001. This decrease reflects the reduction of stock based deferred compensation of $4,075,306, due to expired and forfeited options, and by the exercise of warrants for $440 of common stock, during the three months ended April 30, 2001.

DEFERRED  COMPENSATION

     On April 30, 2001, deferred compensation was $1,180,733, down $4,624,118, or 79.7% from $5,804,851 at January 31, 2001. This decrease reflects the reduction of stock based deferred compensation of $4,075,306, due to expired and forfeited options, and $548,812 of expense recognized for stock based compensation.

ACCUMULATED  DEFICIT

     On  April  30, 2001, the accumulated deficit was $56,049,495, up $5,146,652
or  10.1% from $50,902,843 at January 31, 2001.    This change resulted from the
net  loss  of  $5,146,652  during  the  three  months  ended  April  30,  2001.

NOTES  RECEIVABLE  FROM  THE  SALE  OF  STOCK

     On April 30, 2001, notes receivable from the sale of stock totaled $426,798, reflecting no change from January 31, 2001. This amount is used to offset the balance in stockholders' equity. Notes received in the year ended January 31, 2001 for $248,000 were granted in connection with the issuance of 39,002 shares of Series 2-A convertible Preferred Stock. The notes are secured by the 39,002 shares of related stock, bear interest at an annual rate of 8% and are due on September 15, 2003. Notes received prior to the year ended January 31, 2000 for $178,798 are receivable from officers who exercised stock options during a prior period. The Company's stock option program provides several alternative methods of paying for shares acquired through exercise of stock options, and one of those alternatives is to provide a demand note payable to the Company, in the amount of the purchase.

TOTAL  STOCKHOLDERS'  EQUITY

     On April 30, 2001, total stockholders' equity was $5,752,673, down $4,597,840, or 44.4%, from $10,350,513 at January 31, 2001. This change resulted primarily from a decrease in deferred compensation due to stock based compensation of $548,812 offset by the net loss of $5,146,652 during the three months ended April 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The major source of funds for the Company from the date of inception through April 30, 2001, has been from sale of equity and debt securities. The Company's principal sources of cash and cash equivalents for the three months ended April 30, 2001 were from funds received from LiquidMarketplace(TM) products of $12,720, in addition to small amounts of interest income, and certain non-recurring items. While the Company expects to generate revenue in the future, it is currently entirely dependent on investor funds.

     At April 30, 2001, the Company had cash balances totaling $2,847,402, (not including $600,000 held in escrow relating to the Vitria litigation. (See Note 7
-  Subsequent  Events.)

     There can be no assurances that the Company will continue generating additional revenue from clients. The Company has implemented cash conservation measures and is currently expending approximately $300,000 per month of cash and cash equivalents. At this rate, without additional capital or revenues, the Company believes it can continue operations, with minimum cash reserves, through January 31, 2002.

     The Company is presently engaged in marketing and sales of its LiquidMarketplace(TM) products, but has not determined at this time that these products, and the markets toward which they are directed, represent a sufficient business opportunity for a major commitment of the Company's available capital resources. While it evaluates opportunities for raising additional capital, the Company is limiting development and marketing expenses related to LiquidMarketplace(TM). The Company is also evaluating other prospects with compatible technology companies. There is no guarantee that the Company will generate significant revenue from LiquidMarketplace(TM) products, and therefore, there is an uncertainty of the continuing value of Goodwill. As such, the Company will continue to evaluate Goodwill and other long-lived assets.

     The Consolidated Statements of Cash Flows for the three months ended April 30, 2001, and 2000 show that net losses were $5,146,652 and $5,808,454, respectively. A non-cash entry was made to operating activities for stock based compensation expense of $548,812 and $3,354,337 respectively. This expense did not offset any cash requirement directly or indirectly, and there was no such cash or other consideration paid as stock based compensation. In addition, a non-cash entry was made for recognition of the loss on impairment of long-lived assets of $2,138,019 and fixed assets of $495,671, for the three months ended April 30, 2001.

RISK  RELATED  TO  THE  COMPANY'S  BUSINESS

Need  For  Additional  Capital
------------------------------

     The Company has recorded substantial operating losses and, as of April 30, 2001, has an accumulated deficit of approximately $56 million. Although the Company believes that cash funds will provide operating capital until January 31, 2002, the Company anticipates that it will require additional funding before it can finance its operations and growth wholly on internally generated funds.

Uncertainty  of  Realizing  New  Strategic  Relationships
---------------------------------------------------------

     As an alternative to total dependence of the LiquidMarketplace(TM) product line and potential new internally developed products, the Company has announced a search for strategic relationships that could result in one or more new product lines, including businesses that are already producing significant revenues and have attained or are approaching a cash flow breakeven point. However, the Company's prior performance and current financial market conditions present obstacles for the development of such relationships. There is no certainty that such a relationship or relationships can be realized within the foreseeable future. (See Note 7 - Subsequent Events.)

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

Unsuccessful  Acquisitions Could Harm Our Operating Results, Business and Growth
--------------------------------------------------------------------------------

     The Company may acquire businesses, products and technologies that complement or augment the Company's existing businesses, services and technologies. The inability to integrate any newly acquired entities or technologies effectively, including the assets of NetCel360, could harm the Company's operating results, business and growth. Integrating any newly acquired businesses or technologies may be expensive and time consuming. To finance any acquisitions, the Company may need to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms that are not favorable to the Company and, in the case of equity financings, may result in dilution to the Company's stockholders. The Company may not be able to operate any acquired businesses profitably or otherwise implement the Company's business strategy successfully.

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

Revenues  Expected from a Limited Number of Clients, Meaning Increased Potential
--------------------------------------------------------------------------------
Impact  of  Customer  Loss
--------------------------

     The Company expects that revenues, if any, during the current fiscal year will come from a small number of clients. The loss of customers or a change in a client's budget could have a substantial negative impact on the business of the Company.

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

Item  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

Interest  Rate  Risk

     The Company's exposure to market risk for changes in interest rates relate primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting only of investment grade securities. Due to the nature of our investments, the Company believes that there is no material risk exposure. All investments in the table below are carried at market value, which approximates cost.

     The table below represents principal amounts and related weighted-average interest rates by year of maturity of the Company's investment portfolio:


                                Year  ended      Years  ended  January  31,
                              January 31, 2002     2003 and thereafter         Total
                             ------------------  --------------------------  ----------

Cash equivalents. . . . . .  $         679,389                          --   $  679,389
Average interest rate . . .               5.91%                         --         5.91%
Investments      .. . . . .  $       1,990,913                          --   $1,990,913
Average interest rate . . .               4.23%                         --         4.23%
                             ------------------                              -----------
Total investment securities  $       2,670,302                          --   $2,670,302
                             ==================                              ===========


     The Company does not derive income nor develop product in the foreign market and thus does not have a foreign currency risk. The Company does not hold any equity investments in publicly traded companies.

                           PART II - OTHER INFORMATION

Item  1.     LEGAL  PROCEEDINGS

     On October 23, 2000, the Company filed a suit for fraudulent misrepresentation, fraudulent concealment, rescission and mutual mistake, seeking to rescind a contract the Company entered into with Vitria Technology, Inc. ("Vitria") in February 2000. Vitria denied the substantive allegations in the complaint and sought monetary damages against the Company for breach of contract. On April 10, 2001, the Santa Clara County Superior Court granted Vitria's request for a writ of attachment in the sum of $600,000 to secure potential recovery in this case. This suit was settled on May 22, 2001. In connection with the settlement, the company paid Vitria $275,000. (See Note 7 - Subsequent Events.)

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

Item  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the three months ended April 30, 2001, warrants were converted to 43,957 shares of common stock of the Company and 658,990 shares of preferred stock were converted to common stock of the Company. There were no other changes in securities during three months ended April 30, 2001.

Item  3.     DEFAULTS  UPON  SENIOR  SECURITIES

     None.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

Item  5.     OTHER  INFORMATION

     On May 24, the Company announced a definitive acquisition agreement to acquire substantially all assets of Asia-based NetCel360 Holdings, Ltd. ("NetCel360"), a leading pan-Asian provider of Business Process Outsourcing and Technology Services. Vsource will exchange 3,709,729, approximately 19.9%, common shares of the Company for substantially all of the assets of NetCel360, and will assume approximately $3.45 million of bridge financing. The company shall issue 2,959,729 shares of common stock at closing and 750,000 shares of common stock on or before six months from the date of closing. The merger will be recorded on the purchase method of accounting and included with the combined operations for the dates subsequent to closing. The acquisition is expected to close in June. At closing, Acting Chairman of Vsource, I. Steven Edelson, and Chairman of NetCel360, Phil Kelly, will serve as Co-Chairmen of the company. Mr. Kelly will also be named as Chief Executive Officer of the Company at that time.

     Of the $3.45 million NetCel360 bridge financing to be assumed by Vsource, $2.25 million is due December 31, 2001 and $1.2 million is due June 30, 2002. All of the debt is secured by certain of the assets being acquired by Vsource and may be repaid, at Vsource's option, by delivering shares of Vsource Common stock at a price per share equal to $0.20 for the $2.25 million portion of the debt and at a price per share equal to $0.10 for the $1.2 million portion of the debt. If the $1.2 million portion of the debt is not repaid by issuing additional shares, then it must be repaid in cash at three times the outstanding principal and accrued interest.

     Completion of the acquisition is conditioned upon Vsource completing due diligence, obtaining $2 million of financing and a fairness opinion on certain aspects of the transaction. Vsource has received a commitment for $1.5 million of the financing from Mercantile Capital Partners and the senior management of NetCel360. These commitments are subject to similar conditions as the acquisition agreement and will have the same repayment terms as the $1.2 million portion of the assumed bridge financing.

     The Company agreed to provide shelf registration rights for all shares issued pursuant to the Acquisition Agreement and the financing. The Acquisition Agreement also provides that if either party terminates the Agreement under certain circumstances and subsequently completes an alternative transaction, such party will be obligated to pay a break-up fee of $1.0 million.

     After closing of the NetCel360 acquisition, Vsource intends to raise additional funds to provide sufficient funding through profitability. The Company is continuing to evaluate other financing options and is considering a rights offering of common stock to all shareholders with an exercise price of $0.10 per share, the same price at which the new financings would be convertible.

     The company has been notified by Nasdaq that certain aspects of these transactions violate Nasdaq's shareholder approval rules. The Company is engaged in discussions with Nasdaq about the applicability of certain exceptions to these rules.

Item  6.  EXHIBIT  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS:

2.1 Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of May 24, 2001.
3.1(*)    Certificate  of  Incorporation  incorporated  herein  by  reference to
          Exhibit 3.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
3.2(*) Bylaws incorporated herein by reference to Exhibit 3.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.1(*) Certificate of Designation of Series 2-A Convertible Preferred Stock incorporated herein by reference to Exhibit 4.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.2(*) Certificate of Merger incorporated herein by reference to Exhibit 4.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.3(*) Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)
4.4(*) Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)
4.5(*) Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
4.6(*) Form of Registration Rights Agreement incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
10.1(*) Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.2(*) Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant, dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.3(*) Promissory Note by Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.4(*) Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.5(*) Promissory Note by P. Scott Turner dated October 13, 2000 incorporated herein by reference to Exhibit 10.6 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.6(*) Promissory Note by Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.7(*) Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.8(*) Promissory Note by P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.9(*) Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.10(*) Agreement and Plan of Merger dated as of December 14, 2000 incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.11(*) Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000
10.12(*)  Form  of  Warrant  Holder  Agreement  with  OTT  Shareholders

10.13(*)  Form  of  Registration  Rights  Agreement  with  OTT  Shareholders
10.14(*)  At  Will  Employment  Agreement  with  Colin  P.  Kruger
10.15(*)  At  Will  Employment  Agreement  with  Michael  Shirman
10.16(*) Office Lease between L.A.T. Investment Corporation and Online Transaction Technologies, Inc. dated March 7, 1999
10.17(*) First Amendment to Lease between L.A.T. Investment Corporation dated February 1, 2000
10.18(*) Alliance Agreement between Registrant and IBM dated September 18, 2000 10.19(*) IBM PartnerWorld Agreement - International Basic General Terms between
          OTT  and  IBM
21.1(*)   Subsidiaries  of  the  Registrant
99.1(*) Vsource, Inc. 2000 Stock Option Plan incorporated herein by reference to Exhibit 99.1 to Registrant's Form 10-QSB/A filed September 25, 2000 (SEC File No. 000-30326)
______________
*     Previously  filed  with  Securities  and  Exchange  Commission.



     (b)     REPORTS  ON  FORM  8-K

             1.     Report  on  Form  8-K  dated  May  24,  2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSOURCE,  INC.




By:  /s/  Sandford  T.  Waddell

     Sandford  T.  Waddell
     Chief  Financial  Officer  and  Secretary
     (Principal  Executive  and  Accounting  Officer)


Date:  June  14,  2001

                                  EXHIBIT INDEX

2.1 Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of May 24, 2001.
3.1(*)    Certificate  of  Incorporation  incorporated  herein  by  reference to
          Exhibit 3.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
3.2(*) Bylaws incorporated herein by reference to Exhibit 3.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.1(*) Certificate of Designation of Series 2-A Convertible Preferred Stock incorporated herein by reference to Exhibit 4.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.2(*) Certificate of Merger incorporated herein by reference to Exhibit 4.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.3(*) Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)
4.4(*) Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)
4.5(*) Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
4.6(*) Form of Registration Rights Agreement incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
10.1(*) Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.2(*) Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant, dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.3(*) Promissory Note by Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.4(*) Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.5(*) Promissory Note by P. Scott Turner dated October 13, 2000 incorporated herein by reference to Exhibit 10.6 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.6(*) Promissory Note by Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.7(*) Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.8(*) Promissory Note by P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.9(*) Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.10(*) Agreement and Plan of Merger dated as of December 14, 2000 incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.11(*) Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000
10.12(*)  Form  of  Warrant  Holder  Agreement  with  OTT  Shareholders
10.13(*)  Form  of  Registration  Rights  Agreement  with  OTT  Shareholders
10.14(*)  At  Will  Employment  Agreement  with  Colin  P.  Kruger
10.15(*)  At  Will  Employment  Agreement  with  Michael  Shirman
10.16(*) Office Lease between L.A.T. Investment Corporation and Online Transaction Technologies, Inc. dated March 7, 1999
10.17(*) First Amendment to Lease between L.A.T. Investment Corporation dated February 1, 2000
10.18(*)  Alliance Agreement between Registrant and IBM dated September 18, 2000

10.19(*) IBM PartnerWorld Agreement - International Basic General Terms between OTT and IBM
21.1(*)   Subsidiaries  of  the  Registrant
99.1(*) Vsource, Inc. 2000 Stock Option Plan incorporated herein by reference to Exhibit 99.1 to Registrant's Form 10-QSB/A filed September 25, 2000 (SEC File No. 000-30326)
______________
*     Previously  filed  with  Securities  and  Exchange  Commission.