Form 10KSB/A
period 2001-01-31
VSOURCE INC
filed 2001-09-26
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

Aggregate market value of the Registrant's Common Stock (based on the price at which such equity was sold on April 30, 2001) held by non-affiliates of the
Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$5,066,517

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

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
                                     PART I
Item 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . .     1
Item 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . .    19
Item 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .    19
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .    19

                                    PART II
Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS. . . . .    20
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .    24
Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . .    28
            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . .    28
            CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . . . . . . .    29
            CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . .    31
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY. . . . . . . .    32
            CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . .    33
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . .    34
Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . .    48

                                    PART III
Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. . . . . . .    48
Item 10. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . .    48
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. .    48
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . .    48
Item 13. EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES     48
            EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . .    48
            REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . .    50
            SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .    51

                                     PART 1

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

     PRODUCT  OFFERINGS

Business-to-Consumer

     -    LiquidAuction

Vsource launched LiquidAuction, its first dynamic pricing engine in mid 2000, for businesses that seek to conduct live auctions over the Internet. This market solution provides an outsourced application that allows companies to set up an online auction in minutes and be in business the same day under their own storefront and brand identity. By bringing together buyers and sellers, this product helps businesses create new sales channels, manage inventory, attract new customers, introduce new products, and strengthen relationships with existing partners and customers.

LiquidAuction provides many competitive advantages to other solutions on the market. These include cost, ease of use, quick deployment, and the use of advanced technologies. Online auction deployment is inherently expensive and beyond the reach of most companies. In many cases, merchants find it uneconomical and inefficient to develop these complex solutions in-house. LiquidAuction is a completely outsourced solution that allows merchants to get up and running quickly with limited up-front investment in hardware, software or network infrastructure.

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

     -    Vsource--  -  One  Stop

LiquidAuction provides merchants with one of the industry's most competitive online auction offerings. This product is 100% web-based, allowing merchants to set up their own auction utilizing their own brand identity. Now, using LiquidAuction, online merchants can run auctions at a substantially lower cost and with professional levels of service.


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

SALES  AND  MARKETING


The Company sells its services through two primary channels. First, a direct sales force, consisting of three sales professionals, two based in Southern California and one in the Silicon Valley area of Northern California. These sales professionals focus on selling LiquidMarketplace(TM) to mid-sized enterprise organizations, typically companies with annual sales of $50 million to $1 billion per year. The Company has also developed an indirect channel through its alliance relationship to leverage and accelerate market adoption of LiquidMarketplace(TM).

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

Common Stock
------------

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

RECENT  SALE  OF  UNREGISTERED  SECURITIES

The following are all securities sold by the Company or issued as warrants within the three (3) year period prior to January 31, 2001 which were not registered under the Securities Act:

In June 1998, the Company issued 500,000 shares of its common stock and granted an option to purchase an additional 500,000 shares in exchange for all of the shares of Wpg.Net, Inc., a Washington corporation. The shares and options were issued to DX3, Inc., a Washington corporation wholly owned by the three Wpg.Net, Inc. shareholders. The options have an exercise price of $0.59 per share and vest ratably each month over a three-year period subject to acceleration upon the achievement of certain revenue goals. No underwriters were used, and no commissions were paid. The issuances were a private placement and exempt from registration under Section 4(2) of the Securities Act. The transactions did not involve a public offering. There were three shareholders of Wpg.Net, Inc. who were also the sole shareholders of DX3, each of whom was familiar with the Company. DX3 represented its intention to acquire the shares and option for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions were placed on each stock certificate issued and will be placed on each stock certificate issued upon exercise of the options. Each individual had ample access to the kind of information from the Company that a registration statement would include.

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

INTEREST EXPENSE: Interest expense decreased to $11,589 for the year ended January 31, 2001 from $388,571 for the year ended January 31, 2000, a decrease of $376,982, or 97.0%. The decrease was due primarily to the decrease in Convertible Demand Notes.

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

NET LOSS PER COMMON SHARE: The net loss per common share of ($2.63) for the year ended January 31, 2001 increased from net loss per common share of ($0.40) for the year ended January 31, 2000, an increase of ($2.23), or 558%, as a result of the increased net loss for the year, partially offset by the increase in outstanding Common Shares, as noted above.

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

CASH FLOWS FROM FINANCING ACTIVITIES: For the year ended January 31, 2001, cash provided by financing activities was $10,982,165, consisting of $10,789,936 from the private placement of preferred stock and $192,229 from the issuance of common stock. For the year ended January 31, 2000, cash provided by financing activities was $8,292,441, consisting of $6,002,500 from the private placement of preferred stock, $2,139,941 from the issuance of common stock, and $150,000 from borrowings on convertible notes. This debt has all been converted into equity (See Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS -
RECENT  SALE  OF  UNREGISTERED  SECURITIES).

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has sustained substantial losses from operations since inception, has used, rather than provided, cash from operations and has an accumulated deficit of approximately $52 million. Continued losses are projected for the next fiscal year. At present, the Company has no proven plan for generation of material revenue. These factors, and others, raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Los  Angeles,  California
April 13, 2001 (except for Note 13, as
to  which  the  date  is  May 3, 2001
and  except  for  Note  14, as  to
which the date is September 24, 2001)

                                       VSOURCE,  INC.
                               CONSOLIDATED BALANCE SHEETS
                                        January 31,

                                          ASSETS

                                                                    2001         2000
                                                                ------------  -----------

CURRENT ASSETS
  Cash                                                          $ 5,360,525   $5,124,399
  Restricted cash                                                    47,737       82,768
  Accounts receivable                                                 4,200           --
  Notes receivable-related parties                                  150,000           --
  Prepaid expenses                                                  103,687           --
                                                                ------------  -----------
    Total current assets                                          5,666,149    5,207,167

PROPERTY AND EQUIPMENT
  Equipment and fixtures                                          1,099,628      240,208
  Less - accumulated depreciation                                  (167,283)     (17,708)
                                                                ------------  -----------
                                                                    932,345      222,500

OTHER ASSETS
  Goodwill                                                        4,592,863           --
  Notes receivable-related parties                                   50,000      110,728
  Other assets                                                       19,559           --
                                                                ------------  -----------
                                                                $11,260,916   $5,540,395
                                                                ============  ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                              $   598,717   $  247,472
  Accrued expenses                                                  311,686      100,937
  Amounts related to in-process
      private placement of preferred stock                               --    6,002,500
  Convertible notes payable                                              --      150,000
                                                                ------------  -----------
                                                                    910,403    6,500,909

COMMITMENTS AND CONTINGENCIES                                            --           --

PREFERRED STOCK
  Preferred stock Series 1-A ($0.01 par value, 2,900,000
  shares authorized; 2,437,354 shares issued and outstanding.
   Aggregate liquidation value is $6,093,385.)                    5,984,802           --

  Preferred stock Series 2-A ($0.01 par value, 2,100,000
  shares authorized; 1,375,917 shares issued and outstanding.
  Aggregate liquidation value is $8,819,628)                      8,244,026           --
                                                                ------------  -----------
    Total preferred stock                                        14,228,828           --
                                                                ------------  -----------

        The accompanying notes are an integral part of these statements.

                                  VSOURCE,  INC.
                           CONSOLIDATED BALANCE SHEETS
                                   January 31,

                                                        2001           2000
                                                    -------------  ------------

SHAREHOLDERS' EQUITY (DEFICIT)

Common stock ($0.01 par value, 100,000,000
    shares authorized; 17,938,912 and 15,807,130
    issued and outstanding as of January 31, 2001
    and 2000, respectively)                              179,389       158,071
  Additional paid-in capital                          54,073,495    10,645,934
  Deferred compensation                               (5,804,851)   (1,780,817)
  Accumulated deficit                                (51,899,550)   (9,804,904)
  Notes receivable from the sale of stock               (426,798)     (178,798)
                                                    -------------  ------------
       Total shareholders' equity (deficit)           (3,878,315)     (960,514)
                                                    -------------  ------------
                                                    $ 11,260,916   $ 5,540,395
                                                    =============  ============

        The accompanying notes are an integral part of these statements.

                                       VSOURCE,  INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the years ended January 31,


                                                                          2001           2000
                                                                      -------------  ------------
Revenue                                                               $     35,000   $     3,500

General and administrative expenses (including $12,271,129
  and $424,266 of stock based compensation for the
  years ended January 31, 2001 and 2000, respectively)                  16,123,943     1,167,328

Research and development (including $5,432,372 of stock based compensation for the year ended January 31, 2001.
  No stock based compensation is included for the
  year ended January 31, 2000)                                          11,654,679     3,458,933
                                                                      -------------  ------------
  Total expenses                                                        27,778,622     4,626,261
                                                                      -------------  ------------
Loss from operations                                                   (27,743,622)   (4,622,761)

Other income (expense):
  Interest expense                                                         (11,589)     (388,571)
  Loss on impairment of intangible asset                                        --      (527,356)
  Interest income                                                          152,431        15,394
  Other income                                                               4,018            --
                                                                      -------------  ------------
Net loss                                                              $(27,598,762)  $(5,523,294)
                                                                      =============  ============

Loss available to
  common stockholders (2001 restated) (See notes 11 and 14)           $(42,094,646)  $(5,523,294)
                                                                      =============  ============

Basic and diluted weighted average number of
  common shares outstanding                                             16,020,510    13,931,634
                                                                      =============  ============

Basic and diluted net loss per share
  available to common stockholders (2001 restated) (See note 14)      $      (2.63)  $     (0.40)
                                                                      =============  ============

        The accompanying notes are an integral part of these statements.

                                                        VSOURCE,  INC.
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                            Common Stock          Additional        Deferred       Notes        Accumulated
                                          Shares     Amount    Paid-in-Capital    Compensation    Receivable      Deficit
                                        ----------  --------  -----------------  --------------  ------------  -------------
Balance at January 31, 1999             11,401,492  $114,014  $      4,296,392              --            --   $ (4,281,610)
Issuance of common stock,
     net of issuance costs               1,495,213    14,952         2,124,990
Issuance of common stock upon
     conversion of demand notes          2,210,201    22,102           949,451
Issuance of common
     stock for services                     64,165       642           112,735
Granting of common stock
     options for services                                            2,123,832      (1,780,817)
Issuance of warrants - related party                                   435,136
Beneficial conversion feature                                          349,710
Modification in terms of stock options                                  81,251
Exercise of stock options                  636,100     6,361           172,437                      (178,798)
Net loss                                                                                                         (5,523,294)
                                        ----------  --------  -----------------  --------------  ------------  -------------
Balance at January 31, 2000             15,807,171  $158,071        10,645,934      (1,780,817)     (178,798)    (9,804,904)

Issuance of preferred stock                     --        --                                        (248,000)
Conversion of preferred stock              661,057     6,610         2,804,999
Issuance of common stock-
    acquisition of OTT                   1,089,389    10,894         4,047,360
Issuance of common stock upon
     conversion of demand notes             65,654       657           163,480
Beneficial conversion feature and
     deemed non-cash dividend to
      preferred stockholders                                        14,495,884                                  (14,495,884)
Compensation related to:
      options granted for services                                  11,942,646      (6,684,383)
      warrants issued for services                                  10,966,310
Issuance of stock
      for services                           8,250        83           319,216
Expired and forfeited options                                       (2,660,349)      2,660,349
Exercise of stock options                  209,334     2,094         1,348,995
Exercise of warrants                        98,057       980              (980)
Net loss                                                                                                        (27,598,762)

                                        ----------  --------  -----------------  --------------  ------------  -------------
Balance at January 31, 2001             17,938,912  $179,389  $     54,073,495   $  (5,804,851)  $  (426,798)  $(51,899,550)
                                        ==========  ========  =================  ==============  ============  =============

                                             Total
                                         Shareholder's
                                        Equity (Deficit)
                                        -----------------
Balance at January 31, 1999             $        128,796
Issuance of common stock,
     net of issuance costs                     2,139,942
Issuance of common stock upon
     conversion of demand notes                  971,553
Issuance of common
     stock for services                          113,377
Granting of common stock
     options for services                        343,015
Issuance of warrants - related party             435,136
Beneficial conversion feature                    349,710
Modification in terms of stock options            81,251
Exercise of stock options                             --
Net loss                                      (5,523,294)
                                        -----------------
Balance at January 31, 2000                     (960,514)

Issuance of preferred stock                     (248,000)
Conversion of preferred stock                  2,811,609
Issuance of common stock-
    acquisition of OTT                         4,058,254
Issuance of common stock upon
     conversion of demand notes                  164,137
Beneficial conversion feature and
     deemed non-cash dividend to
      preferred stockholders                          --
Compensation related to:
      options granted for services             5,258,263
      warrants issued for services            10,966,310
Issuance of stock
      for services                               319,299
Expired and forfeited options
Exercise of stock options                      1,351,089
Exercise of warrants                                  --
Net loss                                     (27,598,762)

                                        -----------------
Balance at January 31, 2001             $     (3,878,315)
                                        =================


        The accompanying notes are an integral part of these statements.

                                  VSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the years ended January 31,

                                                     2001           2000
                                                 -------------  ------------
Increase (decrease) in cash
Cash flows from operating activities:
  Net loss                                       $(27,598,762)  $(5,523,294)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
  Depreciation and amortization                       150,457       436,671
  Interest expense related to
    the beneficial conversion feature                      --       349,710
  Interest expense converted to equity                     --        36,568
  Impairment of intangible asset                           --       527,356
  Compensation expense on stock options granted     4,643,928       424,266
  Compensation expense on warrants issued          10,966,310            --
  Services paid with equity                         2,093,263       548,513
  Settlement of rent litigation                            --        37,500
    Changes in assets and liabilities:
      Accounts receivable                                  --         3,590
      Prepaid expenses                               (103,687)           --
      Accounts payable                                139,829       198,250
      Deferred revenue                                     --        (3,250)
      Accrued liabilities                             115,244       100,937
                                                 -------------  ------------
      Net cash used in operating activities        (9,593,418)   (2,863,183)

Cash flows from investing activities:
  Investment in OTT                                  (407,163)           --
  Purchase of property and equipment                 (689,801)     (240,208)
  Advances to related parties                         (90,688)      (41,820)
                                                 -------------  ------------
      Net cash used in investing activities        (1,187,652)     (282,028)

Cash flows from financing activities:
  Proceeds from issuance of common stock              192,229     2,139,941
  Proceeds from issuance of preferred stock        10,789,936     6,002,500
  Proceeds from borrowings                                 --       150,000
                                                 -------------  ------------
      Net cash provided by financing activities    10,982,165     8,292,441
                                                 -------------  ------------
Net increase in cash                                  201,095     5,147,230
                                                 -------------  ------------
Cash at beginning of period                         5,207,167        59,937
                                                 -------------  ------------
Cash at end of period                            $  5,408,262   $ 5,207,167
                                                 =============  ============

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

REVENUE  RECOGNITION

The Company accounts for revenue in accordance with the Financial Accounting Standards Board issued EITF 00-3, which provides guidance on applying generally accepted accounting principles for recognizing revenues. The Company provides Web based auction services and presently has one client operating month-to-month under an expired services agreement. A monthly maintenance fee is charged which is recognized currently in the month during which the services are performed.

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

Supplemental  disclosure  of  cash  flow  information  is  as  follows:

     Cash  paid  during  the  period:


             For the Years Ended January 31,
             -------------------------------
                  2001           2000
              -------------  -------------

Interest      $          --  $          --
              =============  =============
Income taxes  $       1,600  $       1,600
              =============  =============


Supplemental  schedule  of  non-cash  investing  and  financing  transactions:

     Issuance  of  common  stock  in connection with the following transactions:


                            For the Years Ended January 31,
                            -------------------------------
                                  2000          2001
                              ------------  ------------

Conversion of debt to equity  $  6,002,500  $    996,553
                              ============  ============
Purchase of OTT               $  4,058,854  $         --
                              ============  ============

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

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

4.   NOTES  RECEIVABLE  -  RELATED  PARTIES

     A.   Notes  receivable-related  parties:

In October 2000, Robert C. McShirley, then the Company's Chief Executive Officer, borrowed $400,000 from the Company in exchange for a secured ninety-day promissory note, which bears interest at a rate of 8% per annum, and was due on January 9, 2001. In late October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving a balance of $150,000 which is included in current assets. On January 30, 2001, the Company's board of directors approved an extension of this note for 90 days. (See Note 13 - Subsequent Events)

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001


In addition, the then Chief Operating Officer borrowed $50,000 from the Company in exchange for a two-year promissory note, which bears interest at a rate of 8% per annum, is due on October 12, 2002 and is included in other assets.

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001


The following table summarizes information about stock option transactions for the years ended January 31, 2001 and 2000:

                                                         Weighted
                                                     Average Exercise
                                       Shares             Price
                                  -----------------  ----------------

Outstanding at January 31, 1999          1,136,100               0.49
Granted                                  1,273,250               0.93
Exercised                                 (636,100)              0.28
Cancelled                                 (130,000)              1.25
                                  -----------------

Outstanding at January 31, 2000:         1,643,250               0.85
Granted                                  1,053,469               4.72
Exercised                                 (209,334)              0.92
Cancelled                                 (642,073)              2.24
                                  -----------------

Outstanding at January 31, 2001          1,845,312               2.57
                                  =================

Exercisable at January 31, 2001          1,065,390               1.24
                                  =================


Weighted  average  fair  value of options granted during the year is as follows:

      Exercise price below market value at date of grant      $   21.04
      Exercise price equal to market value at date of grant          --
      Exercise price above market value at date of grant      $    7.59

The following table summarizes information about stock options outstanding at January 31, 2001:

                                             Weighted
                                              Average
                                 Weighted    Remaining                  Exercisable
                     Number of    Average    Years of     Number Of      Weighted
Range of Exercise     Options    Exercise   Contractual    Options        Average
      Prices        Outstanding    Price       Life      Exercisable  Exercise Price
------------------  -----------  ---------  -----------  -----------  ---------------
0.59  -   1.10         947,625  $     .74          8.0      778,455  $           .72
1.66  -   3.05         568,839  $    2.57          8.6      282,890  $          2.63
6.00  -   9.43         270,169  $    6.73          9.7        4,045  $          6.00
10.00 - 16.01           58,679  $   13.20          9.6           --               --
                    -----------                          -----------

  Total               1,845,312                            1,065,390
                    ===========                          ===========

The Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25.

The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123 for the years ended:

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001


                                      January 31,
                            ----------------------------
                                2001           2000
                            -------------  -------------

Net loss as reported        $(27,598,762)  $(5,523,294)
Pro forma                   $(28,411,728)  $(6,921,005)
Loss per share as reported  $      (2.63)  $     (0.40)
Pro forma                   $      (2.68)  $     (0.50)


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

The following table summarizes information about warrant transactions for the years ended January 31, 2001 and 2000:

                                                                        Weighted
                                                                    Average Exercise
                                                      Shares             Price
                                                 -----------------  ----------------
Outstanding at January 31, 1999                                --                 --
Granted                                                   120,000               2.00
Exercised                                                      --                 --
Cancelled                                                      --                 --
                                                 -----------------
Outstanding at January 31, 2000                           120,000               2.00
Granted                                                 1,733,421               6.37
Exercised                                                (120,000)              2.00
Cancelled                                                      --                 --
                                                 -----------------
Outstanding and exercisable at January 31, 2001         1,733,421               6.37
                                                 =================

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

Accordingly, as the realization and use of the net operating loss carryforward is not probable at January 31, 2001 or 2000, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

The  composition  of  deferred  tax  assets  is  as  follows:

                                  January  31,
                                  ---------------------------
                                      2001           2000
                                  -------------  ------------

Total deferred tax assets         $ 10,095,923   $ 2,424,637
Total valuation allowance          (10,095,923)   (2,434,637)
                                  -------------  ------------
Total deferred tax assets         $          -   $         -
                                  =============  ============

The tax effects of temporary differences and carryforwards that give rise to deferred assets are as follows:

                                  January  31,
                                  ---------------------------
                                      2001           2000
                                  -------------  ------------

Deferred tax assets:
Net operating loss carryforwards  $ 38,097,821   $ 9,149,575
                                  =============  ============
Stock option conversion           $  1,294,403   $   164,217
                                  =============  ============

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

9.   PREFERRED  STOCK

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

Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of Common Stock at the then effective Conversion Price, immediately upon closing of a public offering of the Company's Common Stock with an aggregate gross proceeds of at least $10,000,000 and a per share price of at least five dollars, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock. The holder of each share of Series 1-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock issued upon conversion of the Series 1-A Preferred Stock. Holders of the Series 1-A Convertible Preferred Stock are entitled to noncumulative dividends, if declared by the Board of directors, of $0.20 per share annually. In the event of a liquidation or dissolution of the Company, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive a preference amount for each outstanding share equal to $2.50 plus declared but unpaid dividends. The recorded value of Series 1-A Convertible Preferred Stock was $5,984,802 on January 31, 2001. There were no shares of Series 1-A Convertible Preferred Stock issued as of January 31, 2000.

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001


The Company allocated $7,627,487 of the net proceeds from the issuance of the Series 2-A Preferred Stock to Common Stock as required by an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the series 2-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the Original Issue Price by the then applicable Conversion Price, in effect on the date the certificate evidencing such share is surrendered for conversion. Under certain circumstances, such as stock splits, these shares are subject to stated Conversion Price Adjustments. The recorded value of Series 2-A Convertible Preferred Stock was $8,244,026 on January 31, 2001. There were no shares of Series 2-A Convertible Preferred Stock issued as of January 31, 2000.

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


10.     SHAREHOLDERS'  EQUITY  (DEFICIT)

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

11.     BASIC  LOSS  AVAILABLE  TO  SHAREHOLDERS

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period.

The loss available to common shareholders for the years ended January 31, 2001 and 2000 is the net loss for the period, adjusted for deemed non-cash dividends on preferred stock.

The following table is a calculation of basic and diluted earnings/(loss) per share:


                                                                2001              2000
                                                           ----------------  ---------------
Net loss                                                   $   (27,598,762)  $   (5,523,294)

Less - deemed non-cash dividend to preferred shareholders      (14,495,884)              --
                                                           ----------------  ---------------
Basic loss available to common shareholders                $    42,094,646)  $   (5,523,294)
                                                           ================  ===============

Weighted average common shares outstanding for dilution purposes do not take into account the exercise of options or warrants because to do so would be antidilutive.


12.  COMMITMENTS  AND  CONTINGENCIES

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


          2001                       $ 407,505
          2002                         165,537
          2003                              --
          2004                              --
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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

LEGAL

On October 23, 2000, the Company filed a suit for fraudulent misrepresentation, fraudulent concealment, rescission and mutual mistake, seeking to rescind a contract the Company entered into with Vitria Technology, Inc. ("Vitria") in February 2000. Subsequent to January 31, 2001, Vitria denied the substantive allegations in the complaint and seeks the award of monetary damages against the Company for breach of contract. Because discovery is in the early stages, it is not possible for the Company to evaluate the likelihood of an outcome. On April 10, 2001, the Santa Clara County Superior Court granted Vitria's request for a writ of attachment in the sum of $600,000 to secure potential recovery in this case. (See Note 13 - Subsequent Events)

FILING  OF  REGISTRATION  STATEMENT

The Company was obligated to register the shares of Common Stock underlying the Series 2-A Preferred and the warrants held by the holders of the Series 2-A Preferred. The registration statement was required to be effective on or before January 16, 2001 or the Company must issue to each holder of Series 2-A Preferred an additional warrant to purchase Common Stock in an aggregate amount equal to two percent (2%) of the registrable shares held by such holder for each thirty day period this registration statement was not effective by January 16, 2001. The SB-2 Registration statement was filed on December 29, 2000 and brought effective January 11, 2001. (See Note 13 - Subsequent Events)

13.  SUBSEQUENT  EVENTS

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

The Company was engaged in a lawsuit with Vitria Technology, Inc. as of the year ended January 31, 2001, as referenced in Note 11 - LEGAL. On April 10, 2001, the Santa Clara County Superior Court granted Vitria's request for a writ of attachment in the sum of $600,000 to secure potential recovery in this case. This was executed on April 20, 2001. Because discovery is in the early stages, it is not possible for the Company to evaluate the likelihood of an outcome.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001

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

14.  RESTATEMENT  OF FINANCIAL STATEMENTS

The consolidated balance sheets at January 31, 2001 and 2000 have been changed to reflect a reclassification of Series 1-A and Series 2-A Convertible Preferred Stock, previously included in Shareholders' equity (deficit) and now shown as preferred stock at January 31, 2001, in accordance with EITF-D98 issued July 2001.The deemed non-cash dividend to preferred shareholders was restated from $13,499,177 to $14,495,884 for the year ended January 31, 2001. Net Loss per share available to common stockholders increased from ($2.57) to ($2.63) as a result of the restatement.

15.  SUBSEQUENT EVENTS (UNAUDITED)

The Company has received letters from Nasdaq stating, inter alia, that Nasdaq has determined that the Company's acquisition of Netcel360 constituted a reverse merger. The Company disagrees with Nasdaq's determination and has made a submission to Nasdaq refuting this determination. The Company has prepared these financial statements as if the acquisition of Netcel360 is an acquisition and not a reverse merger. The Company has been granted an oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel") scheduled for September 28, 2001 to inter alia appeal this determination. Should the Company be unsuccessful in respect of this issue at the Panel meeting then it is highly likely that the Company would need to restate its financial statements in respect of the transaction with Netcel360 to account for it as a reverse merger and, accordingly, the financial statements of the Company will then revert to the financial statements of Netcel360 as of the acquisition date.

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


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our directors and executive officers, as of May 11, 2001, are as follows:

Name                    Age    Principal  Position  with  Registrant
----                    ---    -----------------------------------------------
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

I. STEVEN EDELSON. Mr. Edelson has served on the Company's board since January 2001 and was elected Acting Chairman in March 2001. Mr. Edelson has been Managing Director of Mercantile Companies, Inc., Northbrook, Illinois, since 1986. He is also a principal of Mercantile Capital Group, LLC, and he is the Managing Partner of Mercantile Capital Partners I, LP.

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

COLIN KRUGER. Mr. Kruger joined the Company in January 2001 as a result of the merger with Online Transaction Technologies, Inc. ("OTT"). As a co-founder of OTT, he was responsible for business development, strategic relationships, and finance. Prior to OTT, Mr. Kruger was President of ZAUCTION, America Online's first auction and a top 100 web site he founded in 1995. Previously, Mr. Kruger was Vice President for the Glasser Group, Inc. and served as general manager for Recycled Computer Outlets, Inc., a Glasser Group subsidiary he founded. Earlier, Mr. Kruger held management roles with Equitable Real Estate Investment
Management, Inc. Mr. Kruger holds a GSE in Economics from Christ's College, London, and a BS in Business Administration from San Diego State University.

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

                                         SUMMARY COMPENSATION TABLE

                                                  Annual Compensation     Long-Term Compensation
                                       Fiscal  ------------------------  ------------------------
                                        Year                             Restricted  Securities
Name and                               Ended                               Stock     Underlying       All Other
Principal Position                    Jan. 31,    Salary        Bonus      Awards    Options/SARs    Compensation
------------------------------------  --------  -----------  -----------  ---------  -------------  --------------

+Robert C. McShirley                      2001  $   147,115  $         0          0             0   $   115,000(1)
     Former Chief Executive Officer       2000      114,000            0          0     200,000(2)              0
                                          1999       63,750            0          0      80,000(3)              0

+Richard McShirley                        2001  $   147,115  $         0          0             0   $    48,000(4)
     Former Vice President                2000      110,250            0          0      85,000(5)              0
                                          1999       90,000            0          0      35,000(6)              0

Sandford T. Waddell(7)                    2001  $   105,629  $         0          0       125,000               0
     Chief Financial Officer              2000            0            0          0             0               0
                                          1999            0            0          0             0               0

+Ronald Sanderson(8)                      2001  $   104,500  $         0          0             0               0
     Former Vice President of             2000       33,312            0          0       125,000               0
     Marketing                            1999            0            0          0             0               0

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

                        OPTION GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

                                                        % of Total
                                                          Options
                                     Number of Shares    Granted to    Exercise of
Name and                                Underlying      Employees in   Base Price   Expiration
Principal Position                    Options Granted    Fiscal Year    Per Share      Date
-----------------------------------  -----------------  -------------  -----------  ----------


+Robert C. McShirley
     Former Chief Executive Officer                 0               0            -           -

+Richard McShirley
     Former Vice President                          0               0            -           -

Sandford T. Waddell                           125,000             12%  $      2.50      3/1/10
     Chief Financial Officer

+Ronald Sanderson
     Former Vice President                          0               0            -           -

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

                                                              Number of Shares
                                                                Beneficially     Percent of
Name of Beneficial Owner                                            Owned           Class
------------------------                                            -----           -----
Trusthouse 86 Ltd.                                                 1,030,069(1)        5.50%
4660 La Jolla Village Drive
Suite 480
San Diego, CA 92122

I. Steven Edelson                                                    773,336(2)        3.97%
1372 Shermer Road
Northbrook, IL 60062

Nathaniel C. A. Kramer                                               678,337(3)        3.50%
641 Lexington Avenue
Suite 1450
New York, NY 10022

Ramin Kamfar                                                             2,500            *
666 Greenwich St., #710
New York, NY 10014

Scott Behan                                                             10,240            *
P.O. Box 1244
Somis, CA 91384

Robert N. Schwartz                                                      19,647            *
UCLA, Dept. of Chemistry and Biochemistry
1224 Young Hall, 607 Circle Drive South
Los Angeles, CA  90095

+Robert C. McShirley                                                 867,442(4)        4.63%
4536 Falkirk Bay
Oxnard, CA 93035

+Richard S. McShirley                                                380,918(5)        2.04%
794 Hot Springs Road
Santa Barbara, CA 93108

Sandford T. Waddell                                                   88,906(6)           *
5740 Ralston St., Suite 110
Ventura, CA 93003

+Ronald J. Sanderson                                                  93,750(7)           *
1425 London Lane
Glenview, IL 60025

Executive Officers and Directors as a group (11 individuals)       2,751,505(8)        13.8%

-------------------
*    Less  than  1%.
+    No  longer  employed  by  the  Company.
(1) Includes 38,374 shares of common stock issuable upon conversion of 38,374 shares of Series 1-A Preferred Stock.
(2) Solely in his capacity as (a) a managing member of Mercantile Equity Partners III, LLC ("MEP, LLC"), and a trustee of the Edelson Family Trust dated September 17, 1997, which is also a managing member of MEP, LLC, (b) a member of Mercantile Capital Group, LLC ("MCG"), and (c) a member of the Investment Committee of Mercantile Capital Management Corp. ("MCM"). MCG is the general partner of Mercantile Capital Partners I, L.P ("MCP"). MEP, LLC is the general partner of Mercantile Equity Partners III, L.P. ("MEP, LP"). MEP, LP directly holds 91,161 shares of Series 1-A Preferred Stock, which are convertible into 91,161 shares of common stock. MCP directly holds 624,025 shares of Series 2-A Preferred Stock, which are convertible into 624,025 shares of common stock, and has a Warrant to purchase 54,312 shares of common stock. In addition, Mr. Edelson is the trustee of the Mercantile Companies Inc. Money Purchase Plan, which holds 3,838 shares of Series 1-A Preferred Stock, which are convertible into 3,838 shares of common stock.


(3) Solely in his capacity as (a) a member of MCG and (b) a member of the Investment Committee of MCM. MCG is the general partner of MCP. MCP directly holds 624,025 shares of Series 2-A Preferred Stock, which are convertible into 624,025 shares of common stock, and has a Warrant to purchase 54,312 shares of common stock.
(4) Includes 50,000 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(5) Includes 25,000 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(6) Includes (i) 19,501 shares of common stock issuable upon the conversion of 19,501 shares of Series 2-A Preferred Stock, (ii) 1,697 shares of common stock issuable upon the exercise of Warrants, and (iii) 67,708 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(7) Includes 93,750 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(8) Includes a total of (i) 738,525 shares of common stock issuable upon the conversion of Series 1-A and Series 2-A Preferred Stock, and (ii) 292,467 shares of common stock subject to options or warrants exercisable within 60 days of April 30, 2001.

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

                                                              Number of Shares
                                                                Beneficially     Percent of
Name of Beneficial Owner                                            Owned           Class
------------------------                                            -----           -----
787, LLC                                                               191,918        10.64%
c/o James F. Voelker
9919 S.E. Fifth Street
Bellvue, WA 98004

Jeffries Employees Merchant                                            136,318         7.56%
Banking Fund LLD
11100 Santa Monica Blvd.
Los Angeles, CA 90025

Denmore Investments Ltd                                                115,151         6.38%
C/o Refco Securities
One World Financial Center
200 Liberty St., Tower A
New York, NY 10281

Qwest Investment Company                                               115,151         6.38%
1801 California St., Ste. 5100
Denver, CO 80202

Fidelity National Title Insurance                                       95,959         5.32%
Company of New York
3916 State Street, Suite 28
Santa Barbara, CA 93105

The R S Orphan Fund LP                                                  95,383         5.29%
C/o RS Investment Mgmt.
388 Market Street Nbr 200
San Francisco, CA 94111


Mercantile Equity Partners III LP                                     91,161(1)        5.05%
1372 Shermer Road
Northbrook, IL 60062

I. Steven Edelson                                                     94,999(2)        5.27%
1372 Shermer Road
Northbrook, IL 60062

Executive officers and directors as a group (11 individuals)            94,999         5.27%

-----------------
(1) These shares are also beneficially owned by MEP, LLC, its general partner, and Michael A. Reinsdorf, as a managing member of MEP, LLC.
(2) Solely in his capacity as (i) a managing member of MEP, LLC and a trustee of the Edelson Family Trust dated September 17, 1997, which is also a managing member of MEP, LLC, and (ii) the trustee of the Mercantile Companies Inc. Money Purchase Plan which holds 3,838 shares of Series 1-A Preferred Stock.

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

                                                              Number of Shares
                                                                Beneficially     Percent of
Name of Beneficial Owner                                            Owned           Class
------------------------                                            -----           -----
Mercantile Capital Partners I LP                                     624,025(1)       46.21%
1372 Shermer Road
Northbrook, IL 60062

Stonehill Partners LP                                                  156,006        11.55%
C/o WHX Corporation
110 East 59th Street
New York, NY 10022

Crestview Capital Fund LP                                              132,605         9.82%
C/o Dillion Capital
3000 Dundee Road, Suite 105
Northbrook, IL 60062

I. Steven Edelson                                                    624,025(2)       46.21%
1372 Shermer Road
Northbrook, IL 60062

Nathaniel C. A. Kramer                                               624,025(3)       46.21%
641 Lexington Avenue
Suite 1450
New York, NY 10022

Sandford T. Waddell                                                     19,501         1.44%
5740 Ralston St., Suite 110
Ventura, CA 93003

Executive officers and directors as a group (11 individuals)           643,526        47.66%


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

10.4(*)        Pledge  and  Security  Agreement  with  Robert C. McShirley dated
               October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No.
               000-30326)
10.5(*)        Promissory  Note  by  P.  Scott  Turner  dated  October  13, 2000 incorporated  herein by reference to Exhibit 10.6 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.6(*)        Promissory  Note  by Sandford T. Waddell dated September 18, 2000 incorporated  herein by reference to Exhibit 10.7 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.7(*)        Pledge  and  Security  Agreement  with  Sandford T. Waddell dated
               September  18,  2000  incorporated herein by reference to Exhibit
               10.8  to  Registrant's  Form  10-QSB filed December 15, 2000 (SEC
               File  No.  000-30326)
10.8(*)        Promissory  Note  by  P.  Scott  Turner  dated September 18, 2000 incorporated  herein by reference to Exhibit 10.9 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.9(*)        Pledge  and  Security  Agreement  with  P.  Scott  Turner  dated
               September  18,  2000  incorporated herein by reference to Exhibit
               10.10  to  Registrant's  Form 10-QSB filed December 15, 2000 (SEC
               File  No.  000-30326)
10.10(*)       Agreement  and  Plan  of  Merger  dated  as  of December 14, 2000 incorporated herein by reference to Exhibit 10.11 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.11(*)       Supplement  to  merger  agreement  with  Colin Kruger and Michael
               Shirman  dated  December  14,  2000(SEC  File  No.  000-30326)
10.12(*)       Form  of Warrant Holder Agreement with OTT Shareholders (SEC File
               No.  000-30326)
10.13(*)       Form  of Registration Rights Agreement with OTT Shareholders (SEC
               File  No.  000-30326)
10.14(*)       At  Will  Employment Agreement with Colin P. Kruger (SEC File No.
               000-30326)
10.15(*)       At  Will  Employment Agreement with Michael Shirman (SEC File No.
               000-30326)
10.16(*)       Office  Lease  between  L.A.T.  Investment Corporation and Online
               Transaction  Technologies, Inc. dated March 7, 1999 (SEC File No.
               000-30326)
10.17(*)       First  Amendment  to  Lease between L.A.T. Investment Corporation dated  February  1,  2000  (SEC  File  No.  000-30326)
10.18(*)       Alliance Agreement between Registrant and IBM dated September 18,
               2000  (SEC  File  No.  000-30326)
10.19(*)       IBM  PartnerWorld  Agreement  - International Basic General Terms
               between  OTT  and  IBM  (SEC  File  No.  000-30326)
21.1(*)        Subsidiaries  of  the  Registrant  (SEC  File  No.  000-30326)
99.1(*)        Vsource,  Inc.  2000  Stock  Option  Plan  incorporated herein by reference  to  Exhibit  99.1  to Registrant's Form 10-QSB/A filed
               September  25,  2000  (SEC  File  No.  000-30326)
______________
*     Previously  filed  with  Securities  and  Exchange  Commission.


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

                                                   Vsource,  Inc.


Date:    September 25, 2001                        /s/  Phillip  Kelly
                                                   -----------------------------
                                                   Phillip  Kelly
                                                   Chief  Executive  Officer
                                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

SIGNATURE                       TITLE                         DATE


/s/  Phillip  Kelly             Chief  Executive  Officer     September 25, 2001
----------------------------    Co-Chairman
Phillip  Kelly                  (Principal Executive Officer)

/s/  Sandford T. Waddell        Chief Financial Officer       September 25, 2001
----------------------------    (Principal Accounting Officer)
Sandford  T.  Waddell

/s/  Dennis  Smith              Vice-Chairman                 September 25, 2001
----------------------------    (Chief Strategy Officer)
Dennis  Smith


/s/  Scott  T.  Behan           Director                      September 25, 2001
----------------------------
Scott  T.  Behan


/s/  I.  Steven  Edelson        Director                      September 25, 2001
----------------------------
I.  Steven  Edelson


/s/  Ramin  Kamfar              Director                      September 25, 2001
----------------------------
Ramin  Kamfar


/s/  Nathaniel C. A. Kramer     Director                      September 25, 2001
----------------------------
Nathaniel  C.  A.  Kramer


/s/  Robert N. Schwartz         Director                      September 25, 2001
----------------------------
Robert  N.  Schwartz

                                  EXHIBIT INDEX

Exhibit  No.   Description
------------   -----------
3.1(*)         Certificate  of Incorporation incorporated herein by reference to  Exhibit  3.1  to  Registrant's  Form 8-K for the period ended
               October  30,  2000  (SEC  File  No.  000-30326)
3.2(*)         Bylaws  incorporated  herein  by  reference  to  Exhibit  3.2  to
               Registrant's  Form 8-K for the period ended October 30, 2000 (SEC
               File  No.  000-30326)
4.1(*)         Certificate  of  Designation  of Series 2-A Convertible Preferred
               Stock  incorporated  herein  by  reference  to  Exhibit  4.1  to
               Registrant's  Form 8-K for the period ended October 30, 2000 (SEC
               File  No.  000-30326)
4.2(*)         Certificate of Merger incorporated herein by reference to Exhibit
               4.2  to  Registrant's  Form  8-K for the period ended October 30,
               2000  (SEC  File  No.  000-30326)
4.3(*)         Form  of  Series 3 Convertible Demand Note incorporated herein by reference  to  Exhibit 3.2 to Registrant's Registration Statement
               on  Form  10-SB  filed  on  September  21,  1999  (SEC  File  No.
               000-26563)
4.4(*)         Form  of  Series 2 Convertible Demand Note incorporated herein by reference  to  Exhibit 3.3 to Registrant's Registration Statement
               on  Form  10-SB  filed  on  September  21,  1999  (SEC  File  No.
               000-26563)
4.5(*)         Form  of  Common  Stock  Purchase  Warrant incorporated herein by reference  to Registrant's Form 8-K filed September 26, 2000 (SEC
               File  No.  000-30326)
4.6(*)         Form  of  Registration  Rights  Agreement  incorporated herein by reference  to Registrant's Form 8-K filed September 26, 2000 (SEC
               File  No.  000-30326)
10.1(*)        Ventura  Professional  Center  First  Amendment  to Lease between
               Virtual Source, Inc. and Security National Properties, LLC, dated
               October 27, 1998 incorporated herein by reference to Exhibit 10.2 to  Registrants  Form  10-KSB  filed  May  11, 2000 (SEC File No.
               000-30326)
10.2(*)        Lease  -  Razore  Land  Company,  Landlord and Interactive Buyers
               Network  International,  Tenant,  dated  October  11,  1999 incorporated  herein  by reference to Exhibit 10.3 to Registrants
               Form  10-KSB  filed  May  11,  2000  (SEC  File  No.  000-30326)
10.3(*)        Promissory  Note  by  Robert  C. McShirley dated October 11, 2000 incorporated  herein by reference to Exhibit 10.4 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.4(*)        Pledge  and  Security  Agreement  with  Robert C. McShirley dated
               October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No.
               000-30326)
10.5(*)        Promissory  Note  by  P.  Scott  Turner  dated  October  13, 2000 incorporated  herein by reference to Exhibit 10.6 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.6(*)        Promissory  Note  by Sandford T. Waddell dated September 18, 2000 incorporated  herein by reference to Exhibit 10.7 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.7(*)        Pledge  and  Security  Agreement  with  Sandford T. Waddell dated
               September  18,  2000  incorporated herein by reference to Exhibit
               10.8  to  Registrant's  Form  10-QSB filed December 15, 2000 (SEC
               File  No.  000-30326)
10.8(*)        Promissory  Note  by  P.  Scott  Turner  dated September 18, 2000 incorporated  herein by reference to Exhibit 10.9 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.9(*)        Pledge  and  Security  Agreement  with  P.  Scott  Turner  dated
               September  18,  2000  incorporated herein by reference to Exhibit
               10.10  to  Registrant's  Form 10-QSB filed December 15, 2000 (SEC
               File  No.  000-30326)
10.10(*)       Agreement  and  Plan  of  Merger  dated  as  of December 14, 2000 incorporated herein by reference to Exhibit 10.11 to Registrant's
               Form  10-QSB  filed  December  15,  2000 (SEC File No. 000-30326)
10.11(*)       Supplement  to  merger  agreement  with  Colin Kruger and Michael
               Shirman  dated  December  14,  2000(SEC  File  No.  000-30326)
10.12(*)       Form  of Warrant Holder Agreement with OTT Shareholders (SEC File
               No.  000-30326)
10.13(*)       Form  of Registration Rights Agreement with OTT Shareholders (SEC
               File  No.  000-30326)
10.14(*)       At  Will  Employment Agreement with Colin P. Kruger (SEC File No.
               000-30326)
10.15(*)       At  Will  Employment Agreement with Michael Shirman (SEC File No.
               000-30326)

10.16(*)       Office  Lease  between  L.A.T.  Investment Corporation and Online
               Transaction  Technologies, Inc. dated March 7, 1999 (SEC File No.
               000-30326)
10.17(*)       First  Amendment  to  Lease between L.A.T. Investment Corporation dated  February  1,  2000  (SEC  File  No.  000-30326)
10.18(*)       Alliance Agreement between Registrant and IBM dated September 18,
               2000  (SEC  File  No.  000-30326)
10.19(*)       IBM  PartnerWorld  Agreement  - International Basic General Terms
               between  OTT  and  IBM  (SEC  File  No.  000-30326)
21.1(*)        Subsidiaries  of  the  Registrant  (SEC  File  No.  000-30326)
99.1(*)        Vsource,  Inc.  2000  Stock  Option  Plan  incorporated herein by reference  to  Exhibit  99.1  to Registrant's Form 10-QSB/A filed
               September  25,  2000  (SEC  File  No.  000-30326)
______________
*     Previously  filed  with  Securities  and  Exchange  Commission.