Form 10-Q/A
period 2001-04-30
VSOURCE INC
filed 2001-09-26
CIK 1003226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A

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

PART  I  -  FINANCIAL  INFORMATION

                                              VSOURCE, INC.
                                       CONSOLIDATED BALANCE SHEETS


                                                  ASSETS

                                                                      April 30, 2001    January 31, 2001
                                                                     ----------------  ------------------
                                                                       (Unaudited)          (Audited)
CURRENT ASSETS
     Cash                                                            $     2,799,037   $       5,360,525
     Restricted cash                                                          48,365              47,737
     Funds held in escrow                                                    600,000                  --
     Accounts receivable                                                      10,720               4,200
     Notes receivable-related parties                                        200,000             150,000
     Prepaid expenses                                                        132,075             103,687
                                                                     ----------------  ------------------
          Total current assets                                             3,790,197           5,666,149

PROPERTY AND EQUIPMENT
     Equipment and fixtures                                                  468,697           1,099,628
     Less - accumulated depreciation                                         (66,821)           (167,283)
                                                                     ----------------  ------------------
                                                                             401,876             932,345

OTHER ASSETS
     Goodwill                                                              2,100,000           4,592,863
     Notes receivable-related parties                                             --              50,000
     Other assets                                                             17,438              19,559
                                                                     ----------------  ------------------
                                                                     $     6,309,511   $      11,260,916
                                                                     ================  ==================

                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                                $       179,007   $         598,717
     Accrued liabilities                                                     377,831             311,686
                                                                     ----------------  ------------------
                                                                             556,838             910,403

COMMITMENTS AND CONTINGENCIES                                                     --                  --

PREFERRED STOCK
     Preferred stock Series 1-A ($0.01 par value, 2,802,000
          shares authorized; 1,804,105 and 2,437,354 shares issued
          and outstanding as of April 30, 2001 and January 31,
           2001, respectively.)
          (Aggregate liquidation value is $4,510,263)                      4,401,679           5,984,802

     Preferred stock Series 2-A ($0.01 par value, 1,672,328
          shares authorized; 1,350,176 and 1,375,917 shares issued
          and outstanding as of April 30, 2001 and January 31,
          2001, respectively.)
          (Aggregate liquidation value is $8,654,628)                      8,079,026           8,244,026
                                                                     ----------------  ------------------
Total Preferred Stock                                                     12,480,705          14,228,828
                                                                     ----------------  ------------------


        The accompanying notes are an integral part of these statements.

                                         VSOURCE, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                           April 30, 2001    January 31, 2001
                                                          ----------------  ------------------
SHAREHOLDERS' EQUITY (DEFICIT)                                 (Unaudited)       (Audited)
Common stock ($0.01 par value, 100,000,000
    shares authorized; 18,641,857 and 17,938,912
    shares issued and outstanding, as of April 30, 2001
    and January 31, 2001, respectively.)                          186,419             179,389
  Additional paid-in capital                                   51,739,282          54,073,495
  Deferred compensation                                        (1,180,733)         (5,804,851)
  Accumulated deficit                                         (57,046,202)        (51,899,550)
                                                          ----------------  ------------------

                                                               (6,301,234)         (3,451,517)
  Less: Notes receivable from the sale of stock                  (426,798)           (426,798)
                                                          ----------------  ------------------

    Total shareholder's equity (deficit)                       (6,728,032)         (3,878,315)
                                                          ----------------  ------------------

                                                          $     6,309,511   $      11,260,916
                                                          ================  ==================



        The accompanying notes are an integral part of these statements.

                                               VSOURCE, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                              For the three months ended
                                                           April 30, 2001    April 30, 2000
                                                          ----------------  ----------------
Revenue                                                   $        12,720   $            --

General and administrative expenses (including $49,393
     and $2,752,889 of stock-based compensation for the
     three months ended April 30, 2001 and 2000,
     respectively)                                                744,142         3,650,399

Research and development (including $499,419 and
     $601,448 of stock-based compensation for the
     three months ended April 30, 2001 and 2000,
     respectively)                                              2,312,278         2,192,755

Impairment of long-lived asset                                  2,138,019                --
                                                          ----------------  ----------------
     Total expenses                                             5,194,439         5,843,154
                                                          ----------------  ----------------
Loss from operations                                           (5,181,719)       (5,843,154)

Other income (expense):
     Interest expense                                                (380)           (3,699)
     Interest income                                               35,447            38,399
                                                          ----------------  ----------------
Net loss                                                  $    (5,146,652)  $    (5,808,454)
                                                          ================  ================

Loss available to
   common shareholders (See note 6)                       $    (5,146,652)  $   (12,676,851)
                                                          ================  ================

Basic and diluted weighted average number of
   common shares outstanding                                   18,356,829        15,815,421
                                                          ================  ================

Basic and diluted net loss per share
   available to common shareholders                       $         (0.28)  $         (0.80)
                                                          ================  ================


        The accompanying notes are an integral part of these statements.

                                                           VSOURCE, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                      Common Stock         Preferred Stock      Additional       Deferred       Notes
                                    Shares     Amount     Shares     Amount   Paid-in-Capital  Compensation  Receivable
                                  ----------  --------  ----------  --------  ---------------  ------------  ----------
Balance at January 31, 2000       15,807,171  $158,071         --        --   $   10,645,934   $(1,780,817)  $(178,798)

Issuance of preferred stock               --        --                                                        (248,000)
Conversion of preferred stock        661,057     6,610                             2,804,999
Issuance of common stock-
   acquisition of OTT              1,089,389    10,894                             4,047,360
Issuance of common stock upon
   conversion of demand notes         65,654       657                               163,480
Deemed non-cash dividend to
   preferred stockholders                                                         14,495,884
Compensation related to:
   options granted for services                                                   11,942,646    (6,684,383)
   warrants issued for services                                                   10,966,310
Issuance of stock
   for services                        8,250        83                               319,216
Expired and forfeited options                                                     (2,660,349)    2,660,349
Exercise of stock options            209,334     2,094                             1,348,995
Exercise of warrants                  98,057       980                                  (980)
Net loss
                                  ----------  --------  ----------  --------  ---------------  ------------  ----------
Balance at January 31, 2001       17,938,912   179,389          -          -      54,073,495    (5,804,851)   (426,798)

Conversion of preferred stock        658,990     6,590                             1,741,533
Compensation related to:
   options granted for services                                                                    548,812
Expired and forfeited options                                                     (4,075,306)    4,075,306
Exercise of warrants                  43,955       440                                  (440)
Net loss
                                  ----------  --------  ----------  --------  ---------------  ------------  ----------
Balance at April 30, 2001         18,641,857  $186,419          -         -   $   51,739,282   $(1,180,733)  $(426,798)
   (Unaudited)                    ==========  ========  ==========  ========  ===============  ============  ==========

                                                      Total
                                   Accumulated    Shareholders'
                                     Deficit     Equity (Deficit)
                                  -------------  -----------------
Balance at January 31, 2000       $ (9,804,904)  $       (960,514)

Issuance of preferred stock                              (248,000)
Conversion of preferred stock                           2,811,609
Issuance of common stock-
   acquisition of OTT                                   4,058,254
Issuance of common stock upon
   conversion of demand notes                             164,137
Deemed non-cash dividend to
   preferred stockholders          (14,495,884)                --
Compensation related to:
   options granted for services                         5,258,263
   warrants issued for services                        10,966,310
Issuance of stock
   for services                                           319,299
Expired and forfeited options
Exercise of stock options                               1,351,089
Exercise of warrants                                           --
Net loss                           (27,598,762)       (27,598,762)
                                  -------------  -----------------
Balance at January 31, 2001        (51,899,550)        (3,878,315)

Conversion of preferred stock                           1,748,123
Compensation related to:
   options granted for services             --            548,812
Expired and forfeited options                                  --
Exercise of warrants                                           --
Net loss                            (5,146,652)        (5,146,652)
                                  -------------  -----------------
Balance at April 30, 2001         $(57,046,202)  $      6,728,032
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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001


1.  NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING PRINCIPLES


     The interim consolidated financial statements as of April 30, 2001 have been prepared by Vsource, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the period presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated balance sheet at January 31, 2001 has been derived from the audited consolidated financial statements at that date except for Series 1-A and Series 2-A Convertible Preferred Stock which is shown as preferred stock at January 31, 2001 for comparison to preferred stock as of April 30, 2001 and July 31, 2001, the date at which these securities, including associated beneficial conversion feature was recorded and reclassified from shareholder's equity in accordance with EITF-D98 issued July 2001 (See note 8, Subsequent Events). Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended January 31, 2001 (File No. 000-030326).


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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2001


4.     PREFERRED  STOCK

     On April 30, 2001, preferred stock for Series 1-A totaled $4,401,679 and preferred stock for Series 2-A totaled $8,079,026 down $1,583,123 and $165,000, from $5,984,802, and $8,244,026 respectively, at January 31, 2001. This reflects the conversion of 658,990 shares from preferred stock, Series 1-A and 1-B, to common stock for $1,741,533, during the three months ended April 30, 2001.

     The consolidated balance sheets at January 31, 2001 and 2000 have been changed to reflect a reclassification of Series 1-A and Series 2-A Convertible Preferred Stock, previously included in Shareholders' equity (deficit) and now shown as preferred stock at January 31, 2001, in accordance with EITF-D98 issued July 2001.

5.   SHAREHOLDERS'  EQUITY

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


6.   BASIC  LOSS  AVAILABLE  TO  SHAREHOLDERS

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
                                       ==========

LEGAL

     On October 23, 2000, the Company filed a suit for fraudulent misrepresentation, fraudulent concealment, rescission and mutual mistake, seeking to rescind a contract the Company entered into with Vitria Technology, Inc. ("Vitria") in February 2000. Vitria denied the substantive allegations in the complaint and sought monetary damages against the Company for breach of contract. On April 10, 2001, the Santa Clara County Superior Court granted Vitria's request for a writ of attachment in the sum of $600,000 to secure potential recovery in this case. This suit was settled on May 22, 2001. In connection with the settlement, the company paid Vitria $275,000. (See Note 8 - Subsequent Events.)


8.   SUBSEQUENT  EVENTS


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


     On May 31, 2001, the Company filed an amended Form 10-KSB/A for the year-end January 31, 2001 to include additional information, which would have appeared in the Company's proxy, had the proxy been filed within 120 days of the year end.

     On September 25, 2001, the Company filed a second amended Form 10-KSB/A for the year ended January 31, 2001, primarily to reclassify Preferred Stock into a separate balance sheet position between liabilities and shareholders' equity (deficit).

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

     On April 24, 2001, the Company received notice from Nasdaq, citing the Company's failure to maintain a minimum bid price of $1.00 per share of common stock over the previous 30 consecutive trading days. The Company will be given until July 23, 2001 to regain compliance. If the Company is unable to demonstrate compliance with the minimum bid price requirement for at least ten consecutive trading days prior to July 23, 2001, the Nasdaq staff will issue notification to the Company that its securities will be delisted. (See Note 8 - Subsequent Events.)


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

ACCRUED  LIABILITIES

     On April 30, 2001, accrued liabilities were $377,831, up $66,145, or 21.2%, from $311,686 at January 31, 2001. This change resulted primarily from the accrual of $275,000 in relation to the Vitria litigation and a decrease in accrued wages and related compensation expenses. (See Note 8 - Subsequent Events.)

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

PREFERRED  STOCK

     On April 30, 2001, preferred stock for Series 1-A totaled $4,401,679 and preferred stock for Series 2-A totaled $8,079,026 down $1,583,123 and $165,000, from $5,984,802, and $8,244,026 respectively, at January 31, 2001. This reflects the conversion from preferred stock, Series 1-A and 1-B, of $1,741,533 to common stock, during the three months ended April 30, 2001.


COMMON  STOCK,  $0.01  PAR  VALUE

     On April 30, 2001, common stock totaled $186,419, up $7,030, or 3.9%, from $179,389 at January 31, 2001. This primarily reflects the conversion of preferred stock to common stock for $6,590 and the exercise of 43,957 warrants, for $440 of common stock, $0.01 par value, during the three months ended April 30, 2001.

ADDITIONAL  PAID-IN-CAPITAL


     On April 30, 2001, paid-in-capital totaled $51,739,281, down $2,334,214, or 4.3%, from $54,073,495 at January 31, 2001. This decrease reflects the reduction of stock based deferred compensation of $4,075,306, due to expired and forfeited options, and by the exercise of warrants for $440 of common stock, during the three months ended April 30, 2001.


DEFERRED  COMPENSATION

     On April 30, 2001, deferred compensation was $1,180,733, down $4,624,118, or 79.7% from $5,804,851 at January 31, 2001. This decrease reflects the reduction of stock based deferred compensation of $4,075,306, due to expired and forfeited options, and $548,812 of expense recognized for stock based compensation.

ACCUMULATED  DEFICIT


     On  April  30, 2001, the accumulated deficit was $57,046,202, up $5,146,652
or  9.9%  from $51,899,550 at January 31, 2001.    This change resulted from the
net  loss  of  $5,146,652  during  the  three  months  ended  April  30,  2001.


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

TOTAL  STOCKHOLDERS'  EQUITY


     On April 30, 2001, total stockholders' equity was $(6,728,032), down $2,849,717, or 73.5%, from $(3,878,315) at January 31, 2001. This change resulted primarily from a decrease in deferred compensation due to stock based compensation of $548,812 offset by the net loss of $5,146,652 during the three months ended April 30, 2001.


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


     At April 30, 2001, the Company had cash balances totaling $2,847,402, (not including $600,000 held in escrow relating to the Vitria litigation. (See Note 8
-  Subsequent  Events.)


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

Uncertainty  of  Realizing  New  Strategic  Relationships
---------------------------------------------------------


     As an alternative to total dependence of the LiquidMarketplace(TM) product line and potential new internally developed products, the Company has announced a search for strategic relationships that could result in one or more new product lines, including businesses that are already producing significant revenues and have attained or are approaching a cash flow breakeven point. However, the Company's prior performance and current financial market conditions present obstacles for the development of such relationships. There is no certainty that such a relationship or relationships can be realized within the foreseeable future. (See Note 8 - Subsequent Events.)


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

                           PART II - OTHER INFORMATION

Item  1.     LEGAL  PROCEEDINGS

     On October 23, 2000, the Company filed a suit for fraudulent misrepresentation, fraudulent concealment, rescission and mutual mistake, seeking to rescind a contract the Company entered into with Vitria Technology, Inc. ("Vitria") in February 2000. Vitria denied the substantive allegations in the complaint and sought monetary damages against the Company for breach of contract. On April 10, 2001, the Santa Clara County Superior Court granted Vitria's request for a writ of attachment in the sum of $600,000 to secure potential recovery in this case. This suit was settled on May 22, 2001. In connection with the settlement, the company paid Vitria $275,000. (See Note 8 - Subsequent Events.)

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

Item  6.  EXHIBIT  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS:


2.1(*) Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of May 24, 2001.
3.1(*)    Certificate  of  Incorporation  incorporated  herein  by  reference to
          Exhibit 3.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
3.2(*) Bylaws incorporated herein by reference to Exhibit 3.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.1(*) Certificate of Designation of Series 2-A Convertible Preferred Stock incorporated herein by reference to Exhibit 4.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.2(*) Certificate of Merger incorporated herein by reference to Exhibit 4.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.3(*) Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)
4.4(*) Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)
4.5(*) Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
4.6(*) Form of Registration Rights Agreement incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
10.1(*) Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.2(*) Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant, dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.3(*) Promissory Note by Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.4(*) Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.5(*) Promissory Note by P. Scott Turner dated October 13, 2000 incorporated herein by reference to Exhibit 10.6 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.6(*) Promissory Note by Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.7(*) Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.8(*) Promissory Note by P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.9(*) Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.10(*) Agreement and Plan of Merger dated as of December 14, 2000 incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.11(*) Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000
10.12(*)  Form  of  Warrant  Holder  Agreement  with  OTT  Shareholders

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


VSOURCE,  INC.



By:  /s/  Phillip  Kelly
     -----------------------------
     Phillip  Kelly
     CO-Chairman
     Chief  Executive  Officer
     (Principal Executive Officer)





By:  /s/  Sandford  T.  Waddell

     Sandford  T.  Waddell
     Chief  Financial  Officer
     (Principal  Accounting  Officer)


Date:  September 25, 2001

                                  EXHIBIT INDEX


2.1(*) Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of May 24, 2001.
3.1(*)    Certificate  of  Incorporation  incorporated  herein  by  reference to
          Exhibit 3.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
3.2(*) Bylaws incorporated herein by reference to Exhibit 3.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.1(*) Certificate of Designation of Series 2-A Convertible Preferred Stock incorporated herein by reference to Exhibit 4.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.2(*) Certificate of Merger incorporated herein by reference to Exhibit 4.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.3(*) Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)
4.4(*) Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563)
4.5(*) Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
4.6(*) Form of Registration Rights Agreement incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
10.1(*) Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.2(*) Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant, dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.3(*) Promissory Note by Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.4(*) Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.5(*) Promissory Note by P. Scott Turner dated October 13, 2000 incorporated herein by reference to Exhibit 10.6 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.6(*) Promissory Note by Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.7(*) Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.8(*) Promissory Note by P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.9 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.9(*) Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.10(*) Agreement and Plan of Merger dated as of December 14, 2000 incorporated herein by reference to Exhibit 10.11 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.11(*) Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000
10.12(*)  Form  of  Warrant  Holder  Agreement  with  OTT  Shareholders
10.13(*)  Form  of  Registration  Rights  Agreement  with  OTT  Shareholders
10.14(*)  At  Will  Employment  Agreement  with  Colin  P.  Kruger
10.15(*)  At  Will  Employment  Agreement  with  Michael  Shirman
10.16(*) Office Lease between L.A.T. Investment Corporation and Online Transaction Technologies, Inc. dated March 7, 1999
10.17(*) First Amendment to Lease between L.A.T. Investment Corporation dated February 1, 2000
10.18(*)  Alliance Agreement between Registrant and IBM dated September 18, 2000

10.19(*) IBM PartnerWorld Agreement - International Basic General Terms between OTT and IBM
21.1(*)   Subsidiaries  of  the  Registrant
99.1(*) Vsource, Inc. 2000 Stock Option Plan incorporated herein by reference to Exhibit 99.1 to Registrant's Form 10-QSB/A filed September 25, 2000 (SEC File No. 000-30326)
______________
*     Previously  filed  with  Securities  and  Exchange  Commission.