Form 10-Q
period 2001-07-31
VSOURCE INC
filed 2001-09-26
CIK 1003226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                         COMMISSION FILE NO.: 000-30326

                                  VSOURCE, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                            77-0557617
     (State or other jurisdiction                        (I.R.S.  Employer
     of incorporation or organization)                   Identification No.)

    5740 RALSTON STREET, SUITE 110
         VENTURA,  CALIFORNIA                              93003
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code:  (805) 677-6720

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.     Yes    X  No
                               ---    ---

Number of shares of common stock outstanding as of
September 5, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . 21,275,389
Number of shares of Series 1-A Convertible Preferred
Stock outstanding as of September  5,  2001 . . . . . . . . . . . . .  1,703,741
Number of shares of Series 2-A Convertible Preferred
Stock outstanding as of September  5,  2001 . . . . . . . . . . . . .  1,330,675

                                TABLE OF CONTENTS
                                -----------------

                                                                     Page
                                                                     ----

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (See Note Below). . . . . . . . . . .     3
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .    22
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    42

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .    42
Item 2.  CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . .    43
Item 3.  DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . .    43
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .    43
Item 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .    43
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . .    43
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43



NOTE: The Company has received letters from Nasdaq stating, inter alia, that Nasdaq has determined that the Company's acquisition of Netcel360 constituted a reverse merger. The Company disagrees with Nasdaq's determination and has made a submission to Nasdaq refuting this determination. The Company has prepared these financial statements as if the acquisition of Netcel360 is an acquisition and not a reverse merger. The Company has been granted an oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel") scheduled for September 28, 2001 to inter alia appeal this determination. Should the Company be unsuccessful in respect of this issue at the Panel meeting then it is highly likely that the Company would need to restate its financial statements in respect of the transaction with Netcel360 to account for it as a reverse merger.

The Company's auditors' PricewaterhouseCoopers have not completed their review because they are not yet in a position to determine whether the Company should account for its acquisition of Netcel360 as an acquisition or as a reverse acquisition.

PART  I  -  FINANCIAL  INFORMATION

                                     VSOURCE, INC.
                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                    July 31, 2001    January 31, 2001
                                                   ---------------  ------------------
CURRENT ASSETS                                       (Unaudited)        (Audited)
  Cash                                             $    2,774,075   $       5,360,525
  Restricted cash                                          49,011              47,737
  Restricted cash, letter of credit                     4,000,000                  --
  Cash held in escrow-Vitria                              275,000                  --
  Accounts receivable                                   1,105,975               4,200
  Notes receivable-related parties                              -             150,000
  Other receivables                                        13,251
  Prepaid expenses                                      1,108,363             103,687
                                                   ---------------  ------------------
          Total current assets                          9,325,675           5,666,149

PROPERTY AND EQUIPMENT
  Equipment and fixtures                                8,906,375           1,099,628
       Less:  accumulated depreciation                   (387,091)           (167,283)
                                                   ---------------  ------------------
            Property and Equipment, net                 8,519,284             932,345

OTHER ASSETS
  Goodwill                                                     --           4,592,863
  Notes receivable-related parties                             --              50,000
  Other assets                                             33,463              19,559
                                                   ---------------  ------------------

                                                   $   17,878,422   $      11,260,916
                                                   ===============  ==================


             LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                 $    1,852,057   $         598,717
  Accrued expenses                                      3,610,608             311,686
  Convertible notes payable                             8,809,556                  --
  Accrued contingent interest on convertible debt      (8,602,806)                 --
  Notes payable                                         2,250,000                  --
                                                   ---------------  ------------------

          Total Current Liabilities                     7,919,415             910,403


   The accompanying notes are an integral part of these financial statements.

                                       VSOURCE, INC.
                                CONSOLIDATED BALANCE SHEETS


                                                          July 31, 2001    January 31,2001
                                                         ---------------  -----------------
                                                           (Unaudited)        (Audited)
COMMITMENTS AND CONTINGENCIES                                         -                  -

PREFERRED STOCK
Preferred Stock Series 1-A ($0.01 par value, 2,802,000
shares authorized; 1,703,741 and 2,437,354 shares
issued and outstanding as of July 31, 2001 and
January 31, 2001, respectively)
(Aggregate liquidation value is $4,259,353)                   4,150,774          5,984,802

Preferred Stock Series 2-A ($0.01 par value, 1,672,328
shares authorized; 1,330,675 and 1,375,917 shares
issued and outstanding as of July 31, 2001 and
January 31, 2001, respectively)
(Aggregate liquidation value is $8,529,627)                   8,072,591          8,244,026
                                                         ---------------  -----------------

        Total Preferred Stock                                12,223,365         14,228,828

SHAREHOLDERS' DEFICIT
Common stock ($0.01 par value, 100,000,000
shares authorized; 21,260,389 and 17,938,912 shares
issued and outstanding as of July 31, 2001 and
January 31, 2001, respectively)                                 212,604            179,389

Common stock additional paid-in-capital                      64,033,191         54,073,495
Deferred compensation                                          (690,432)        (5,804,851)
Accumulated deficit                                         (65,611,530)       (51,899,550)
Other comprehensive income                                       26,443                 --
Less:  Note receivable from sale of stock                      (234,634)          (426,798)
                                                         ---------------  -----------------

        Total Shareholders' Deficit                          (2,264,358)        (3,878,315)
                                                         ---------------  -----------------

                                                         $   17,878,422   $     11,260,916
                                                         ===============  =================


   The accompanying notes are an integral part of these financial statements.

                                       VSOURCE, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                             For the three months ended
                                                           July 31, 2001    July 31, 2000
                                                          ---------------  ---------------
Revenue                                                   $    1,135,306   $       62,500
Cost of sales                                                  1,382,795               --
                                                          ---------------  ---------------

Gross (loss) profit                                             (247,489)          62,500

Selling, general and administrative expenses
  (including $29,655 and $2,695,516 of stock-based             2,791,123        4,080,439
  compensation for the three months ended July 31, 2001
  and 2000, respectively)

Research and development expenses
  (including $299,844 and $1,219,560 of stock-based              729,387        2,890,584
  compensation for the three months ended July 31, 2001
  and 2000, respectively)

Impairment of goodwill                                         1,940,853               --
                                                          ---------------  ---------------

Loss from operations                                          (5,708,852)      (6,908,523)

Interest expense                                                (802,112)          (3,698)
Other income                                                      40,201           21,180
                                                          ---------------  ---------------

Loss before income taxes                                      (6,470,763)      (6,891,041)
Provision for (write back on) income taxes                          (863)              --
                                                          ---------------  ---------------

Net loss                                                  $   (6,469,900)  $   (6,891,041)
                                                          ===============  ===============

Net loss available to
        common shareholders                               $   (8,565,328)  $   (6,891,041)
                                                          ===============  ===============

Basic and diluted weighted average number of
        common shares outstanding                             19,576,287       15,844,809
                                                          ===============  ===============

Basic and diluted net loss per share                               (0.44)           (0.43)
                                                          ===============  ===============
        available to common shareholders


   The accompanying notes are an integral part of these financial statements.

                                      VSOURCE, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                            For the six months ended
                                                         July 31, 2001    July 31, 2000
                                                        ---------------  ---------------
Revenue                                                 $    1,148,026   $       62,500
Cost of sales                                                1,382,795               --
                                                        ---------------  ---------------
Gross (loss) profit                                           (234,769)          62,500

Selling, general and administrative expenses
  (including $79,048 and $5,448,406 of stock-based           3,530,743        7,729,239
  compensation for the six months ended July 31, 2001
  and 2000, respectively)

Research and development expenses
  (including $799,264 and $1,821,008 of stock-based          3,041,665        5,083,338
  compensation for the six months ended July 31, 2001
  and 2000, respectively)

Impairment of goodwill                                       4,078,872               --
                                                        ---------------  ---------------

Loss from operations                                       (10,886,049)     (12,750,077)

Interest expense                                              (802,492)          (7,397)
Other income                                                    75,648           59,579
                                                        ---------------  ---------------

Loss before income taxes                                   (11,612,893)     (12,697,895)
Provision for (write back on) income taxes                       3,659            1,600
                                                        ---------------  ---------------

Net loss                                                $  (11,616,552)  $  (12,699,495)
                                                        ===============  ===============

Net loss available to
        common shareholders (Note 8)                    $  (13,711,980)  $  (19,567,892)
                                                        ===============  ===============

Basic and diluted weighted average number of
        common shares outstanding                           18,979,959       15,826,197
                                                        ===============  ===============

Basic and diluted net loss per share                             (0.72)           (1.24)
                                                        ===============  ===============
        available to common shareholders


   The accompanying notes are an integral part of these financial statements.

                                                        VSOURCE, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT



                                           Common Shares
                                      ----------------------     Additional         Deferred        Notes       Accumulated
                                         Stock      Amount     Paid-in-Capital    Compensation    Receivable      Deficit
                                      -----------  ---------  -----------------  --------------  ------------  -------------
Balance at January 31, 2000           15,807,171   $158,071   $     10,645,934   $  (1,780,817)  $  (178,798)  $ (9,804,904)
(Audited)
Issuance of notes related to
       issuance of stock                                                                            (248,000)
Conversion of preferred stock            661,057      6,610          2,804,999
Acquisition of OTT                     1,089,389     10,894          4,047,360
Issuance of common stock upon
     conversion of demand notes           65,654        657            163,480
Deemed non-cash dividend and
     beneficial conversion feature                                  14,495,884                                  (14,495,884)
Compensation related to:
     options granted for services                                   11,942,646      (6,684,383)
     warrants issued for services                                   10,966,310
Issuance of stock for services             8,250         83            319,216
Expired and forfeited options                                       (2,660,349)      2,660,349
Exercise of stock options                209,334      2,094          1,348,995
Exercise of warrants                      98,057        980               (980)
Net loss                                                                                                        (27,598,762)
                                      -----------  ---------  -----------------  --------------  ------------  -------------

Balance at January 31, 2001           17,938,912    179,389         54,073,495      (5,804,851)     (426,798)   (51,899,550)
(Audited)
Translation adjustments
Net loss                                                                                                        (11,616,552)

     Comprehensive loss
Beneficial conversion feature for
     preferred stockholders                                          2,095,428                                   (2,095,428)
Beneficial conversion feature on
     convertible debt                                                9,221,162
Conversion of preferred stock            759,352      7,594          1,991,434
Return of shares related to notes
     receivable-shareholder             (300,000)    (3,000)           (96,000)                      192,164
Acquisition of NetCel360               2,774,213     27,742            984,658
Compensation related to:
     options granted for services                                                      878,312
Expired and forfeited options                                       (4,236,107)      4,236,107
Exercise of warrants                      87,912        879               (879)
                                      -----------  ---------  -----------------  --------------  ------------  -------------

Balance at July 31, 2001 (Unaudited)  21,260,389   $212,604   $     64,033,191   $    (690,432)  $ (234,634))  $(65,611,530)
                                      ===========  =========  =================  ==============  ============  =============


                                          Other            Total
                                      Comprehensive    Shareholders'
                                          Income          Deficit
                                      --------------  ---------------
Balance at January 31, 2000                       --  $     (960,514)
(Audited)
Issuance of notes related to
       issuance of stock                                    (248,000)
Conversion of preferred stock                              2,811,609
Acquisition of OTT                                         4,058,254
Issuance of common stock upon
     conversion of demand notes                              164,137
Deemed non-cash dividend and
     beneficial conversion feature                                --
Compensation related to:
     options granted for services                          5,258,263
     warrants issued for services                         10,966,310
Issuance of stock for services                               319,299
Expired and forfeited options                                     --
Exercise of stock options                                  1,351,089
Exercise of warrants                                              --
Net loss                                          --     (27,598,762)
                                      --------------  ---------------

Balance at January 31, 2001                       --      (3,878,315)
(Audited)
Translation adjustments               $       26,443          26,443
Net loss                                                 (11,616,552)
                                                      ---------------
     Comprehensive loss                                  (11,590,109)
Beneficial conversion feature for
     preferred stockholders                                       --
Beneficial conversion feature on
     convertible debt                                      9,221,162
Conversion of preferred stock                              1,999,028
Return of shares related to notes
     receivable-shareholder                                   93,164
Acquisition of NetCel360                                   1,012,400
Compensation related to:
     options granted for services                            878,312
Expired and forfeited options                                     --
Exercise of warrants                                              --
                                      --------------  ---------------

Balance at July 31, 2001 (Unaudited)  $       26,443  $   (2,264,358)
                                      ==============  ===============


   The accompanying notes are an integral part of these financial statements.


                                     VSOURCE, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                           For the six months ended
                                                        July 31, 2001    July 31, 2000
                                                       ---------------  ---------------
  Increase (decrease) in cash:
Cash flows from operating activities:
    Net loss                                           $  (11,616,552)  $  (12,699,495)
    Adjustments to reconcile net loss to
        net cash used by operating activities:
    Depreciation and amortization                             924,289           47,869
    Impairment of fixed assets                                495,671               --
    Impairment of goodwill                                  4,078,872               --
    Compensation expense on stock options granted             878,312        2,447,447
    Compensation expense stock issued                              --          164,656
    Compensation expense for warrants granted                      --        4,657,310
     Changes in assets and liabilities:
Funds held in escrow                                         (275,000)              --
Accounts receivable                                          (550,580)         (50,000)
Employee receivables                                               --          (37,833)
Other receivables                                             (13,251)              --
Prepaid expenses                                             (540,521)        (174,005)
Other assets                                                  (32,927)            (535)
Accounts payable                                             (159,970)         385,905
Accrued expenses                                            1,338,688          (59,954)
                                                       ---------------  ---------------
            Net cash used in operating activities          (5,472,969)      (5,318,635)

Cash flows from investing activities:
    Acquisition of capitalized software                            --          (94,848)
    Acquisition of property and equipment                    (287,895)        (255,526)
    Expenses on acquisition of NetCel360                      (54,760)              --
    Letter of credit                                       (4,000,000)              --
                                                       ---------------  ---------------
            Net cash used in investing activities          (4,342,655)        (350,374)

Cash flows from financing activities:
    Proceeds from issuance stock                                   --        1,215,267
    Proceeds from borrowings and convertible debt           7,447,761               --
    Repayment of borrowings                                  (200,000)              --
                                                       ---------------  ---------------

            Net cash provided by financing activities       7,247,761        1,215,267

Effect of exchange rates on cash                              (17,313)              --
                                                       ---------------  ---------------

Net decrease in cash                                       (2,585,176)      (4,453,742)
                                                       ---------------  ---------------


Cash at beginning of period                                 5,408,262        5,207,167
                                                       ---------------  ---------------

Cash at end of period                                  $    2,823,086   $      753,425
                                                       ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001



1.     NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING PRINCIPLES

     The interim consolidated financial statements as of July 31, 2001 have been prepared by Vsource, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the period presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated balance sheet at January 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended January 31, 2001 (File No. 000-030326).

     The Company has received letters from Nasdaq stating that Nasdaq has determined that the Company's acquisition of Netcel360 constituted a reverse merger. The Company disagrees with Nasdaq's determination and has made a submission to Nasdaq refuting this determination. The Company has prepared these financial statements as if the acquisition of Netcel360 is an acquisition and not a reverse merger. The Company has been granted an oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel") scheduled for September 28, 2001 to inter alia appeal this determination. Should the Company be unsuccessful in respect of this issue at the Panel meeting then it is highly likely that the Company would need to restate its financial statements in respect of the transaction with Netcel360 to account for it as a reverse merger.

     PricewaterhouseCoopers have not completed their review because they are not yet in a position to determine whether the Company should account for its acquisition of Netcel360 as an acquisition or as a reverse acquisition.

FUTURE  FUNDING

     The Company's major source of funds from the date of inception through July 31, 2001, has been from sale of equity and debt securities. Its principal sources of cash and cash equivalents for the six months ended July 31, 2001, other than from investor funds, were from funds received from approximately $1.1 million of revenues related to the resale of Gateway products, Business Process Outsourcing service contracts, and LiquidMarketplace contracts, in addition to small amounts of interest income, and certain non-recurring items, however, the Company also incurred substantial expenses which resulted in a net loss for the six months ended July 31, 2001. Virtually all of the $1.1 million of revenue was in accounts receivable as of July 31, 2001. While the Company expects to generate more significant revenues in the future, it is currently dependent primarily on investor funds.

     At August 31, 2001, the Company had cash balances of approximately $1,967,000, not including $4,000,000 of cash on deposit in support of a letter of credit.

     There can be no assurances that the Company will continue generating additional revenue from clients. The Company has implemented cash conservation measures. Without additional capital or revenues, the Company believes it can continue operations, with minimum cash reserves, through November 2001. The Company is in negotiations with investors and certain current and prospective clients for cash funding during October 2001 in the amount of $2 to $4 million. These funds will provide operating capital until a rights offering to shareholders can be implemented in late 2001 or early 2002. There is, however, no assurance that the client funding will occur in the projected amount or in any amount, nor is there any assurance that the Company can raise significant additional capital in a rights offering to its shareholders.

     Should the company not obtain adequate future funding, there exists substantial doubt about the Company's ability to continue as a going concern and, therefore, its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liability that may be necessary if the entity is unable to continue as a going concern.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

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

PRINCIPLES  OF  CONSOLIDATION

     The consolidated financial statements include the accounts of Vsource, Inc. and its wholly owned subsidiaries Virtual Source, Inc., Online Transaction Technologies, Inc. ("OTT"), Vsource (USA) Inc., Vsource (CI) Ltd (formerly
NetCel360.com Ltd), Vsource Services Limited, NetCel360 Hong Kong Limited, NetCel360 Sdn Bhd., NetCel360 Services (Malaysia) Sdn Bhd, NetCel360 (Singapore) Pte Ltd, Vsource Distribution (Singapore) Pte Ltd, and Vsource (Japan) Limited. Significant intercompany accounts have been eliminated, including the reversal of intercompany revenues and expenses.

RECENT  PRONOUNCEMENTS

     Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, ("FAS No. 133"). This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS No. 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The impact of the adoption will be based on factors such as specific derivative and hedging activities, market conditions and contractual arrangements at the date of adoption. The effect of the adoption will not have significant impact on the company's financial position or results of operations in 2001.

     In July 2001, the financial Accounting Standards board issued Statements of Financial Accounting Standards No. 141("FAS No. 141"), Business Combinations and No. 142 ("FAS No. 142"), Goodwill and Other Intangible Assets. FAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives, (but with no maximum life). The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt FAS No. 142 effective January 1, 2002. We are currently evaluating the effect that the adoption of the provisions of FAS No. 142, that are effective January 1, 2002, will have on our results of operations and financial position.

REVENUE  RECOGNITION

     Revenues pursuant to time and materials contracts are generally recognized as services are performed. Revenues pursuant to fixed-fee contracts are generally recognized as services are rendered on the percentage-of-completion method of accounting (based on the portion of costs incurred to total estimated costs). Revenues pursuant to service contracts are generally recognized over the length of the initial contract term with initial set-up costs incurred by the Company deferred and amortized in proportion to the revenue recognition. Ongoing monthly transaction fees may be recognized as earned. Revenues exclude reimbursable expenses charged to and collected from customers.

     Revenues provided by Web based auction services are accounted for in accordance with the Financial Accounting Standards Board issued EITF00-3, which provides guidance on applying generally accepted accounting principles for recognizing revenues. The Company provides Web based auction services and presently has one client operating month-to-month under an expired services agreement. A monthly maintenance fee is charged which is recognized currently in the month during which the services are performed.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

Gateway  Reseller  Agreement
----------------------------

     Revenue under the Reseller Agreement dated as of July 1, 2001 (the "Reseller Agreement") between Vsource (CI) Ltd (formerly NetCel360.com Ltd) and Gateway Manufacturing, Inc. is recorded under the guidance of EITF 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent". The Company recognizes this revenue on a gross basis as the Company is responsible for fulfillment including taking and accepting orders, the Company sets the price of the products to the ultimate customers, and the Company bears inventory and credit risk. Thus, the Company recognizes revenue from product sales upon delivery of the product to its customers.

Network  Appliance  e-business  Service  Provider  Agreement
------------------------------------------------------------

     The Company accounts for revenues under this agreement under the guidance of Statements of Accounting Board SAB No.101 and also EITF 00-3 and 00-21. This agreement has two main revenue sources, set up fees during the implementation period when the Company performs set-up procedures to facilitate delivery of its services and subsequent monthly charges for use of these services.

     The Company is recognizing set up fees from this agreement on a straight-line basis over the term of the contract or the expected period during which the specified services will be performed, whichever is longer, with costs related to implementation being recognized on the same basis. Monthly transaction fees under this agreement are accounted for separately and are recognized on a monthly basis.

OTHER  COMPREHENSIVE  INCOME  (LOSS)

     Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under US GAAP are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholder's equity, net of tax. The Company's other comprehensive income (loss) is composed of unrealized gains and losses on foreign currency translation adjustments.

SEGMENT  DATA

     The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of reportable operating segments.

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

SOFTWARE  DEVELOPMENT  COSTS

     Software development costs have been accounted for in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under that standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. Capitalized software costs are amortized over the greater of: 1) the amount computed using the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product; or 2) the straight-line method over the remaining estimated useful life of the product in which the life is generally estimated to be three years. The Company has not incurred any significant capitalizable costs.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

CASH  AND  CASH  EQUIVALENT

     Cash and cash equivalents consist of cash on hand and investments with original maturities of less than three months.

RESTRICTED  CASH

     Restricted cash consists of deposits and a stand by letter of credit that is issued in favor of Gateway Manufacturing, Inc. in accordance with the Reseller Agreement. (See note 3, Convertible Notes Payable - Series B Exchangeable Notes)

PROPERTY  AND  EQUIPMENT

     Property and equipment are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives of two to seven years. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The policy of the Company is to capitalize significant improvements and to expense repairs and maintenance.

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

     During the six months ended July 31, 2001, the Company reviewed long-lived assets and other intangibles and made estimates of expected future cash flows, based on management's best estimates and based on reasonable and supportable assumptions and projections. All available evidence was considered in developing these estimates of expected future cash flows. A range was estimated for the amount and timing of possible cash flows, and the probability of possible outcomes was considered in determining the best estimate of future cash flows.

     As part of the acquisition of OTT, the Company had recorded goodwill of $4,620,757, and was amortizing it over three years. For the six months ended
July 31, 2001, the Company determined, based on the estimates of expected discounted cash flows, that the goodwill did not continue to carry the value originally anticipated. As a result, the assets have been fully reduced to their net realizable value and the Company recorded $4,078,872 as an impairment of goodwill, $2,138,019 and $1,940,853 in the first and second quarter, respectively.

     While the Company continues to evaluate opportunities for raising additional capital, the Company is limiting development and marketing expenses of LiquidMarketplace products. The Company is also evaluating other prospects with compatible technology companies. There is no guarantee that the Company will generate significant revenue from LiquidMarketplace products, and therefore, there is an uncertainty of the continuing value of goodwill.

     The Company incurred a $495,671 impairment of fixed assets in the six months ended July 31, 2001. The Company closed its Washington facilities during the six months ended July 31, 2001, and determined that the property and equipment did not continue to carry the value originally anticipated. As a result, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, the assets were reduced to their net realizable value, less costs of disposal. The related expense is included in research and development.

INTANGIBLE  ASSETS

     Intangible assets, principally goodwill, are amortized on the straight-line method over a period of three years. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired. The Company regularly assesses the carrying amounts of intangible assets for impairment when operating profit (loss) from the related business indicates the carrying amounts of the assets may not be recoverable. Carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of intangible assets may not be recoverable. As such, an adjustment of $4,078,872 was made to goodwill to recognize the loss on impairment of goodwill during the six months ended July 31, 2001.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001


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

     Basic and diluted loss per share of common stock is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period shown. Common stock equivalents are not included in the determination of diluted loss per share, as their inclusion would be antidilutive.

2.   ACQUISITION  OF  CERTAIN  ASSETS  OF  NETCEL360

     On June 22, 2001, Vsource, Inc. (the "Company") purchased substantially all of the assets (the "Acquisition") of NetCel360 Holdings Limited (the "Seller"), including 100% of the capital stock of Vsource (CI) Ltd (formerly NetCel360.com
Ltd), NetCel360 Hong Kong Limited, NetCel360 Sdn Bhd., NetCel360 (Singapore) Pte Ltd (formerly known as Yalry Investments Pte Ltd), Vsource (USA) Inc. (formerly known as NetCel360 (USA) Inc.) and Vsource (Japan) Limited (formerly NetCel360 (Japan) Limited) (collectively, the "NetCel360 Corporations"), in exchange for up to 3,709,699 shares of common stock of the Company. Of this amount, 2,774,213 shares were issued at the closing and the remaining 935,486 shares will be issued to the Seller six months following the closing, subject to hold back of shares to satisfy the Seller's indemnification obligations under the Acquisition Agreement dated May 24, 2001 between the Company and the Seller, as amended by the Amendment to Acquisition Agreement, dated June 22, 2001 (the "Acquisition Agreement"). The purchase was completed pursuant to the Acquisition Agreement. The purchase price was based on negotiations between the Company and the Seller. The foregoing description of the Acquisition is qualified in its entirety by the Acquisition Agreement, which has been filed as an Exhibit to a Current Report on Form 8-K. (See Note 3. - Convertible Notes Payable.)

     The NetCel360 Corporations are pan-Asian providers of Business Process Outsourcing (BPO) and distribution services, including BPO services such as payroll and financial services, customer relationship management (CRM) and supply chain management (SCM), and distribution services such as sales and marketing services, market research and operations solutions. The Company intends to continue the NetCel360 Corporations' business activities. (See Note
3.  -  Convertible  Notes  Payable  and  Note  4.  Investor  Warrants)

     Summary unaudited pro forma information for the combined results of operations of the Seller and the Company, for the six months ended July 31, 2001 and July 31, 2000, respectively, is presented below. The pro forma information assumes the acquisition occurred on February 1, 2000 and February 1, 2001 and presents the combined results of companies

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

                                                        July 31, 2001         July 31, 2000
                                                     --------------------  --------------------
                                                        (in thousands, except per share data)
                                                     --------------------  --------------------
Net revenue                                          $           2,589.6   $           3,546.5

Net loss                                             $         (21,003.9)  $         (17,722.4)

Net loss available to common shareholders            $         (23,099.3)  $         (24,590.8)

Weighted shares used in computing per share amounts           21,296,884            18,600,410

Net loss per share                                   $             (1.08)  $             (1.32)



3.   CONVERTIBLE  NOTES  PAYABLE

Bridge  Loan  Financing

     In connection with the Acquisition, the Company assumed approximately $3.7 million of bridge financing (the "Bridge Loan") of the Seller. Phillip Kelly and Dennis Smith, the founders of the Seller, together held approximately $2.66 million in principal amount of the Bridge Loan. Subsequent to the Acquisition, Mr. Kelly became co-chairman and chief executive officer, and Mr. Smith vice-chairman and chief strategy officer, of the Company. Asia Internet Investment Group I, L.P. ("AIIG"), an investment fund that held approximately 2.8% of the Seller, held approximately $294,000 in principal amount of the Bridge Loan. I. Steven Edelson, the Acting Chairman of the Board and acting chief executive officer of the Company at the time of the Acquisition, and Nathaniel Kramer, a director of the Company, are two of the managers of the general partner of AIIG. Prior to the Acquisition, other funds managed by Messrs. Edelson and Kramer beneficially owned in the aggregate approximately 3.5% of the Company, and funds managed by Mr. Edelson but not Mr. Kramer beneficially owned approximately an additional 0.47% of the Company.

     Approximately $1.26 million in principal (plus accrued interest) under the Bridge Loan held by Mr. Kelly, Mr. Smith and AIIG was converted into Series A convertible notes of the Company pursuant to a Convertible Note Purchase Agreement dated June 25, 2001 (the "Convertible Note Purchase Agreement") (as described below). In addition, $200,000 in principal (plus accrued interest) under the Bridge Loan held by Mr. Kelly was repaid. The remaining $2.25 million of principal amount under the Bridge Loan will be due on December 31, 2001, and bears interest at the rate of 5% per annum. At the Company's option, the Bridge Loan may be repaid by delivering shares of the Company's common stock at a conversion price of $0.20 per share. The foregoing description of the Bridge Loan is qualified in its entirety by the Amended and Restated Bridge Loan Agreement, dated May 24, 2001, among NetCel360.com Ltd., NetCel360 Holdings Limited, NetCel360 Sdn Bhd., and the Lenders named therein, as amended by the First Amendment to Amended and Restated Bridge Loan Agreement, which has been filed as an Exhibit to a Current Report on Form 8-K.

Series  A  Convertible  Notes

Under the Convertible Note Purchase Agreement, the Company issued a total of $4.56 million of Series A Convertible Notes, consisting of $3.3 million of new funding and approximately $1.26 million of principal and accrued interest converted from the Bridge Loan (see above). For a period of 120 days after June 25, 2001, the Company may issue up to an additional $6.8 million of Series A Convertible Notes. The Series A Convertible Notes bear interest at 10.0% per annum and mature, unless otherwise paid or discharged, on June 30, 2003. The Series A Convertible Notes may not be repaid until all amounts owing under the Bridge Loan have been repaid in full. The Series A Convertible Notes are convertible, at the holder's option, into a number of shares of Series 3-A Convertible Preferred Stock equal to the outstanding principal and accrued interest of the Series A Convertible Notes divided by $60. The Series 3-A Convertible Preferred Stock will be junior to the Company's outstanding Series 1-A and Series 2-A Convertible Preferred Stock in liquidation preference. The foregoing description of the Series A Convertible Notes is qualified in its entirety by (a) the Convertible Note Purchase Agreement dated June 25, 2001 (the "Convertible Note Purchase Agreement") among the Company, NetCel360.com Ltd, NetCel360 Sdn Bhd., and the Purchasers named therein, and (b) the Certificate of Designation of the Company's Series 3-A Convertible Preferred Stock, each of which have been filed as Exhibits to a Current Report on Form 8-K.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

Series  B  Exchangeable  Notes

     On July 12, 2001, the Company issued approximately $4.25 million in principal amount of Series B Exchangeable Notes pursuant to an Exchangeable Note and Warrant Purchase Agreement. The Series B Exchangeable Notes bear interest at 10% per annum and mature, unless otherwise paid or discharged, on June 30, 2003. The Company may only use the proceeds from the Series B Exchangeable Notes to post a deposit (the "Deposit") with a commercial bank which will support a letter of credit (the "Letter of Credit") for Gateway Manufacturing, Inc. ("Gateway") under the Reseller Agreement, to otherwise provide certain types of credit support for the benefit of Gateway under the Reseller Agreement or to pay fees and expenses relating to the Series B Exchangeable Notes and warrants, the letter of credit for Gateway or other credit support. The Series B Exchangeable Notes must be repaid if and to the extent that: (i) the proceeds from the sale of the Series B Exchangeable Notes and warrants are no longer needed for credit support under the Reseller Agreement with Gateway (including if the Deposit is no longer required as a result of the termination or expiration of the Reseller Agreement); or (ii) the Company raises more than $6 million as a result of (x) the issuance and sale of Series A Convertible Notes for cash or (y) the offering by the Company of common stock by way of a rights offering to its stockholders or sales of Series A Convertible Notes, in which case the amount in excess of $6 million will be used to repay the Series B Exchangeable Notes. (See Note 10. - Subsequent Events).

     If a Series B Exchangeable Note is not paid in full on or prior to February 15, 2002, then, at any time thereafter, the holder may at its option exchange the note, in whole or in part, for a Series A Convertible Note. In the event that the issuer of the Letter of Credit withdraws funds from the Deposit to reimburse a draw on the Letter of Credit, and those funds are not replaced by the Company within three business days, then a portion of each holder's Series B Exchangeable Note equal to the holder's pro rata portion of unreimbursed withdrawal will be automatically exchanged for a Series A Convertible Note of equal principal amount. The exchanged portion of the holder's Series B Exchangeable Note will then be cancelled. The foregoing description of the Series B Exchangeable Notes is qualified in its entirety by (1) the Exchangeable Note and Warrant Purchase Agreement, dated July 12, 2001 among the Company, NetCel360.com Ltd., NetCel360 Sdn Bhd., and the Purchasers named therein, which has been filed as an Exhibit to the Quarterly Report on Form 10-Q containing these Notes, and (b) the Certificate of Designation of the Series 3-A Convertible Preferred Stock and the Convertible Note Purchase Agreement, each of which have been filed as Exhibits to a Current Report on Form 8-K.

     In connection with the sales of Series A Convertible Notes, the Series B Exchangeable Notes and the warrants, the Company agreed to use reasonable efforts to obtain stockholder approval of the issuance of shares of the Company's common stock upon conversion of the Series 3-A Convertible Preferred Stock. The Company intends to ask its shareholders to approve issuance of these shares to the holders of Series 3-A Convertible Preferred Stock that may be issued pursuant to the conversion of Series A Convertible Notes, including any Series A Convertible Notes issued in exchange for Series B Exchangeable Notes, at the Company's annual meeting of shareholders to be held in November 2001.

     After obtaining any necessary shareholder approvals, the Series 3-A Convertible Preferred Stock will be convertible, at the holder's option, into shares of common stock of the Company. The number of shares of common stock issued upon conversion is determined by dividing the sum of $60 and all accrued and unpaid dividends on the Series 3-A Convertible Preferred Stock by $0.10. If the necessary steps are not taken to allow such conversion by February 15, 2002, then the Series 3-A Convertible Preferred Stock will be redeemable, at the option of the holder or the Company, for a price per share equal to the greater of (i) three times the sum of $60 plus all accrued and unpaid dividends on each share and (ii) the fair market value, not to exceed $0.35 per share, of the common stock into which the Series 3-A Convertible Preferred Stock is convertible.

     In conjunction with the assumption of the Bridge Loan, the sales of the Series A Convertible Notes and the Series B Exchangeable Notes, and the issuance of warrants under the Exchangeable Note and Warrant Purchase Agreement (described below), the Company recorded a beneficial conversion feature totaling $9,221,162 as additional paid in capital as related to preferred stock during the three months ended July 31, 2001. Of this amount $618,356 was expensed during the period and $8,602,806 was recorded as an offset to the debt.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

4.   INVESTOR  WARRANTS

     In connection with issuing the Series B Exchangeable Notes, the Company issued warrants to purchase 21,257,500 shares of common stock to purchasers of the Series B Exchangeable Notes. The warrants have an exercise price of $0.10 per share and a term of five years. The exercise price is subject to adjustment in the event of stock splits or combinations; certain dividends and distributions; reorganizations, mergers, consolidations or sales of assets; or a sale of shares of common stock below $0.10 a share.

     The warrants are only exercisable after certain conditions are met. In the event that these conditions are not satisfied prior to February 15, 2002, or the conditions fail to be satisfied at any time on or after February 15, 2002, then the holder of a warrant will have the right, at any time after June 30, 2002, to require the Company to redeem all or any portion of the warrant for a redemption price equal to the number of shares of common stock into which the warrant is otherwise exercisable multiplied by the greater of: (i) $0.30 (adjusted to reflect stock splits, stock dividends and similar transactions), or (ii) the fair market value of one share of common stock; provided, that in no event will this amount exceed $0.35 per share (adjusted to reflect stock splits, stock dividends and similar transactions). A warrant holder may require the Company to redeem its warrant if on or after February 15, 2002, neither of the following conditions have been satisfied: (x) there is an effective amendment to the Company's certificate of incorporation increasing the authorized shares of common stock to at least 200 million shares, and the Company's stockholders have approved the issuance of shares of common stock pursuant to the warrant, or (y) the Company has determined not to seek one or both of the approvals referred to above, and the Company has received an opinion of counsel to the effect that (1) approval is not required for the issuance of shares of common stock pursuant to the warrant, (2) the shares of common stock, upon issuance, will be fully paid, validly issued and nonassessable, and (3) the issuance would not violate the rules or regulations of any securities exchange or market on which any of our securities is then listed, if any.

     In connection with the sales of the Series B Exchangeable Notes and the warrants, the Company agreed to use its reasonable efforts to obtain stockholder approval of the issuance of common stock upon exercise of the warrants. The Company intends to ask its shareholders to approve issuance of these shares to the holders of the warrants at the Company's annual meeting of shareholders to be held in November 2001.

     The foregoing description of the warrants is qualified in its entirety by the Exchangeable Note and Warrant Purchase Agreement, which has been filed as an Exhibit to the Quarterly Report on Form 10-Q containing these Notes.


5.   NOTES  RECEIVABLE  -  RELATED  PARTIES

     During the six months ended July 31, 2001 the Company had unsecured notes receivable from the following former and current executive officers and directors: Robert McShirley, Richard McShirley, Samuel Bradt, P. Scott Turner, and Sandford T. Waddell.

     Certain of these notes, with an aggregate principal amount of $178,798, were issued to the Company in connection with the exercise of 636,100 stock options in May 1999 by Robert McShirley, Richard McShirley and Mr. Bradt, each of whom resigned from the Company in February or March 2001. As of July 31, 2001, unsecured notes of Richard McShirley and Mr. Bradt, totaling $110,634, remained outstanding. These notes, which bear interest at a rate of 6% per annum, are due on demand.

     Additional notes, with an aggregate principal amount of $248,000, were issued to the Company in September 2000 in connection with the issuance of 19,501 shares of Series 2-A Convertible Preferred Stock to each of Sandford Waddell, the Company's Chief Financial Officer, and P. Scott Turner, the Company's former Chief Operating Officer. These notes are secured by the shares of related stock and, when originally issued, bore interest at an annual rate of 8%. The total outstanding principal balance of Mr. Waddell's note at January
31, 2001, was $124,000, and the total outstanding principal balance of Mr. Turner's note at January 31, 2001, was $124,000. These notes were accounted for as options, with a total of $154,642 non-cash compensation recorded as expense in the three months ended October 31, 2000.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

     On March 8, 2001, in connection with Mr. Turner's resignation, the terms of Mr. Turner's note were revised to change the maturity date from September 18, 2003, to 90 days from his last day of employment and to limit the Company's recourse solely to the shares of Series 2-A Convertible Preferred Stock and related warrants securing Mr. Turner's obligations under his note. In addition, this note was combined with another note in principal amount of $50,000 representing amounts borrowed from the Company in October 2000 and originally subject to a two-year promissory note due on October 12, 2002, also bearing interest at a rate of 8% per annum. On June 28, 2001, the Company demanded payment in full on the combined note, and, thereafter, exercised its rights against the collateral securing Mr. Turner's obligations and took possession of the Series 2-A Convertible Preferred Stock and warrants which secured the note. As of July 31, 2001, there was no remaining balance on the combined note of Mr. Turner.

     On July 6, 2001, the terms of Mr. Waddell's note were revised to change the maturity date from September 18, 2003, to July 6, 2002, and to limit the Company's recourse solely to the shares of Series 2-A Convertible Preferred Stock securing Mr. Waddell's obligations under his note. As of July 31, 2001 the outstanding balance of Mr. Waddell's note was $124,000.

     In October 2000, Robert McShirley borrowed $400,000 from the Company in exchange for a secured ninety-day promissory note bearing interest at a rate of 8% per annum and due on January 9, 2001. The note from Mr. McShirley was secured by 300,000 shares of the Company's common stock held by Mr. McShirley. The Company's sole recourse was to such shares. In late October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving an outstanding balance of $150,000. On January 30, 2001, the Board of Directors of the Company approved an extension of this note for 90 days. On March 8, 2001, in connection with Mr. McShirley's resignation, the terms of the note were extended to August 27, 2001, and all notes issued to the Company by Mr. McShirley were collectively secured by 300,000 shares of common stock held by Mr. McShirley, with the Company's recourse limited solely to such shares. Effective July 31, 2001, Mr. McShirley transferred such 300,000 shares of common stock to the Company, which cancelled the note. As of July 31, 2001, there was no remaining balance on the notes receivable from Mr. McShirley.


6.   PREFERRED  STOCK

     As noted in Note 1, the Company's Series 1-A Convertible Preferred Stock and Series 2-A Convertible Preferred Stock were reclassified from shareholders' deficit to a separate equity category between liabilities and shareholders' deficit as of July 31, 2001. All paid-in capital from the beneficial conversion feature related to these securities was also reclassified to the preferred stock category. Preferred stock and associated additional paid-in capital as of January 31, 2001 was shown on a similar reclassified basis.

     In respect to the anti-dilution conversion provisions of the Series 2-A Convertible Preferred Stock, a beneficial conversion feature charge of $2,095,428, together with a non-cash deemed dividend was charged to retained earnings in the six months ended July 31, 2001.

     In  conjunction  with  the  sale of Series A Convertible Notes and Series B
Exchangeable Notes, and with the issuance of warrants under the Exchangeable Note and Warrant Purchase Agreement, all of which are convertible or exercisable at less than the conversion or exercise price of the Series 2-A Convertible Preferred Stock, a beneficial conversion feature charge was taken, in the amount of the net proceeds of Series 2-A financing, the maximum amount of a beneficial conversion feature charge.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

7.   SHAREHOLDERS'  DEFICIT

     On June 22, 2001, the Company issued 2,774,213 restricted common shares to the Seller under the terms of the Acquisition Agreement described in Note 2. In addition, 935,486 restricted common shares ("Deferred Stock") are to be issued six months from June 22, 2001 provided that the Company does not withhold shares of Deferred Stock under Article VII of the Acquisition Agreement in satisfaction of the Seller's indemnification obligations.

     During  the  six  months  ended July 31, 2001, 733,611 shares of Series 1-A
Convertible Preferred Stock and 25,741 shares of Series 2-A Convertible Preferred Stock were converted at $2.50 and $6.41 per share, respectively, to 759,352 shares of common stock of the Company, in cashless transactions. Also, during the six months ended July 31, 2001, 120,000 warrants were converted, at $2.00 per share, to 87,914 shares of common stock of the Company, in cashless transactions

     On July 31, 2001, in relation to the cancellation of debt payable to the Company by certain related parties, 300,000 shares of common stock and 19,501 shares of Series 2-A Convertible Preferred Stock were cancelled. (See Note 5.
-Notes  receivable  -  related  parties).

     As of July 31, 2001 there were 21,260,389 common shares outstanding, including the yet unconverted common shares of Online Transaction Technologies, Inc. There were also 1,703,741 shares of Series 1-A Convertible Preferred Stock and 1,330,675 shares of Series 2-A Convertible Preferred Stock outstanding as of this date. If all outstanding convertible debt, warrants, and options are converted to common stock, and if all currently outstanding convertible preferred stock is converted in accordance with the anti-dilution features of those securities, the Company estimates that approximately 160 million shares of common stock would be outstanding. Although this number exceeds the current authorized limit of 100 million shares of common stock, most of the potential increase is based on convertible note conversions and warrant exercises that are contingent upon shareholder approval of a 1:15 reverse split of outstanding common stock and a subsequent increase of authorized shares of common stock to 200 million.


8.     NET  LOSS  AVAILABLE  TO  SHAREHOLDERS

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. The loss available to common shareholders for the six months ended July 31, 2001 and 2000 is the net loss for the period, adjusted for deemed non-cash dividends on preferred stock.

     The following table is a calculation of basic and diluted earnings/(loss) per share:

                                                                2001           2000
                                                           --------------  -------------
Net loss                                                   $ (11,616,552)  $(12,699,495)

Less - deemed non-cash dividend to preferred shareholders
                                                            (  2,095,428)    (6,868,397)
                                                           --------------  -------------

Net loss available to common shareholders                  $ (13,711,980)  $(19,567,892)
                                                           ==============  =============


     Weighted average common shares outstanding for dilution purposes do not take into account the exercise of options or warrants because to do so would be antidilutive.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

9.   COMMITMENTS  AND  CONTINGENCIES

     -    LEASES

     The Company leases its main office facilities under a noncancellable operating lease agreement expiring March 31, 2002. The Company leases a second facility in Bothell, Washington, under a noncancellable operating lease expiring October 31, 2002 and a third facility in Los Angeles, California, under a noncancellable operating lease expiring April 6, 2002. Although the Company is in the process of finding a sub-lessee to assume its obligations under these leases, the estimated liability for the full terms is included below.

     Upon the acquisition of the NetCel360 Corporations, the Company also took over noncancellable operating leases in Kuala Lumpur, Malaysia (expiring on March 9, 2003), San Diego, California (expiring on January 13, 2004), and Hong Kong (expiring on August 31, 2002). NetCel360 (Singapore) Pte Ltd, the Company's wholly owned subsidiary in Singapore, leases its office facilities under a month-to-month lease. The Company also took over an operating lease in Tokyo, Japan, as to which the Company has notified the landlord, in accordance with the terms of the lease agreement, of its intention to terminate the lease agreement effective November 12, 2001.

     The future minimum rent expense that will be incurred under operating leases are as follows:
For  the  year  ended:

                         2001       $  538,020
                         2002          816,873
                         2003          146,703
                                    ----------
                                    $1,501,596
                                    ==========

     -    LEGAL

     None.


10.  SUBSEQUENT  EVENTS


     The Company received earlier correspondence from the Nasdaq Stock Market, Inc. ("Nasdaq") of its determination that Vsource had failed to comply with the requirement that its minimum bid price be higher than $1.00 for the continued listing of its shares of Common Stock on the Nasdaq National Market System ("Nasdaq NMS") and was subject to delisting from the Nasdaq NMS at the opening of business on August 1, 2001. The Company was granted an oral hearing on September 13, 2001 (the "Hearing") before a Nasdaq Listing Qualifications Panel (the "Panel") to appeal Nasdaq's determination. On September 13, 2001, the Company was notified that the Hearing was postponed until September 28, 2001.
Pending the Panel's decision, there will be a stay on the delisting of the Common Stock. On August 9, 2001, the Company received a letter from Nasdaq requesting that at the Hearing, the Company also address Nasdaq's determinations that (i) the Company failed to meet Nasdaq's minimum stockholders' equity and net tangible assets requirements, and (ii) the Acquisition constituted a reverse merger and the Company had therefore failed to submit an application for listing and to meet all initial inclusion requirements for a listing on the Nasdaq NMS. (See Note 1)

     At the Hearing, the Company intends to present a plan for addressing the minimum bid price requirement, which is expected to include a reverse split of the outstanding shares of common stock of the Company, subject to approval of its stockholders at the upcoming annual stockholders meeting in November 2001. In addition, the Company intends to address the other points raised by Nasdaq in their letter of August 9, 2001. There can be no assurance that the Company will be successful in any or all of these matters. See "Risks Related to the Company's Business-We may not be able to maintain our listing on a major stock market."

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

     On August 28, 2001, Gateway, Inc. announced that it was immediately closing all of its company-owned operations in Malaysia, Singapore and other countries in the Asia-Pacific region. Gateway subsequently informed the Company that it could not guarantee a supply of computer products under the Reseller Agreement with Gateway. Accordingly, the Company has halted all sales of Gateway products in Hong Kong and Singapore. In addition to closing Gateway stores in those markets, the Company is currently reassigning or reducing staff associated with its Gateway reseller operations. The Company is currently discussing new services to be provided to Gateway in the Asia-Pacific region. There can be no assurance that the Company will be successful in these discussions. See "Risks Related to the Company's Business--We expect to generate a substantial part of our revenues from one client."

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

11.  SEGMENT  DATA

     Prior to the second quarter of this year, the Company did not have segment reporting as they were in the process of developing and selling one technology product. Subsequent to the first quarter filing, the Company acquired Netcel360, which has reportable segments. All of the Company's material assets reside in Asia and primarily all of the revenues of the Company were derived in Asia.

     The Company's segments are based on category of services. Categories of services are Financial Services, Customer Relationship Management (CRM), Supply Chain Management (SCM), Professional Services, Distribution Services and Corporate Expenses. The Company evaluates the performance of its segments based on sales and net loss before taxes for management reporting purposes. Management evaluates sales by category of services based on revenue recognized during the period. Segment operating income includes selling, general, and administrative, and other overhead charges directly attributable to the segment and excludes certain corporate expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate basis, research and development charges and other special charges including loss on Impairment of goodwill.

The  following  table  sets  forth summary information by segment (in thousands)

                             Three months to    Six months to
                              July 31,2001      July 31,2001
                            -----------------  ---------------
Revenue
    Financial Services      $           20.6   $         20.6
    CRM                     $          128.5   $        128.5
    SCM                     $           28.2   $         28.2
    Professional Services   $          104.5   $        104.5
    Distribution Services   $          864.2   $        864.2
     Other                            ($10.7)  $          2.0
                            -----------------  ---------------
Total                       $        1,135.3   $      1,148.0
                            =================  ===============


Net Loss before Taxes
    Financial Services               ($436.5)         ($436.5)
    CRM                              ($202.3)         ($202.3)
    SCM                               ($72.4)          ($72.4)
    Professional Services            ($292.6)         ($292.6)
    Distribution Services            ($212.8)         ($212.8)
    Corporate  Expenses            ($3,313.4)       ($6,317.4)
    Impairment of goodwill         ($1,940.8)       ($4,078.9)
                            -----------------  ---------------
Total                              ($6,470.8)      ($11,612.9)
                            =================  ===============

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes appearing elsewhere herein.

FORWARD  LOOKING  STATEMENTS

     This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in this Item 2. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of its future revenues, our need for and the availability of capital resources, the evolving nature of its business model, the intensely competitive market for business-to-business electronic procurement, and the risks associated with systems development, management of growth and business expansion. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission ("SEC").

OVERVIEW

     We are a provider of business process outsourcing and distribution services to companies, including Fortune 500 and Global 500 companies, operating across multiple markets in the Asia-Pacific region. We offer sophisticated outsourcing systems and solutions, along with core administrative, sales and distribution functions. We help our clients to minimize the costs and complexities of doing business in Asia-Pacific across the multiplicity of cultural and regulatory factors that exist in these markets.

          Our  suite  of  services  includes:

     - Business process outsourcing (or "BPO") services such as customer relationship management, financial and payroll services, supply chain management, globalization services and proprietary transaction solutions for public and private exchanges to support our clients as they move to outsourcing; and

     - Distribution services such as sales, marketing, market research and operations, to support the sales of our clients' products and services.

     We deliver our services to support our clients' operations in most major markets across the Asia-Pacific region, including Hong Kong, Malaysia, Singapore, Japan, China, Australia, New Zealand, Korea, and the Philippines from a single shared services operating center, known as the Vsource Customer Center, in Kuala Lumpur, Malaysia.

RECENT  EVENTS

     On June 22, 2001, we purchased substantially all of the assets (the "Acquisition") of NetCel360 Holdings Limited (the "Seller"), including 100% of the capital stock of Vsource (CI) Ltd (formerly NetCel360.com Ltd), NetCel360 Hong Kong Limited, NetCel360 Sdn Bhd., NetCel360 (Singapore) Pte Ltd (formerly known as Yalry Investments Pte Ltd), Vsource (USA) Inc. (formerly known as
NetCel360 (USA) Inc.) and Vsource (Japan) Limited (formerly NetCel360 (Japan) Limited), in exchange for up to 3,709,699 shares of common stock of the Company. Of this amount, 2,774,213 shares were issued at the closing and the remaining

935,486 shares will be issued to the Seller six months following the closing, subject to hold back of shares to satisfy the Seller's indemnification obligations under the Acquisition Agreement dated May 24, 2001 between us and the Seller, as amended by the Amendment to Acquisition Agreement, dated June 22, 2001 (the "Acquisition Agreement"). The purchase was completed pursuant to the Acquisition Agreement. The purchase price was based on negotiations between us and the Seller. The foregoing description of the Acquisition is qualified in its entirety by the Acquisition Agreement, which has been filed as an Exhibit to a Current Report on Form 8-K.

     On July 24, 2001, we announced that we had received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq'') of its determination that we had failed to comply with the requirement that our minimum bid price be higher than $1.00 for the continued listing of its shares of Common Stock on the Nasdaq National
Market System ("Nasdaq NMS"), as set forth in Nasdaq's Marketplace Rule No. 4450(a)(5). Pursuant to Marketplace Rule No. 4310(c)(8)(B), we were notified that our common stock would be subject to delisting from the Nasdaq NMS at the opening of business on August 1, 2001. (See Notes to Consolidated Financial Statements - Note 10 Subsequent Events)

     In accordance with Nasdaq's Marketplace Rule No. 4815(b), we requested an oral hearing before a Nasdaq Listing Qualifications Panel to appeal Nasdaq's determination. We were granted a hearing on September 13, 2001, which Nasdaq then postponed until September 28, 2001. Nasdaq advised us that, pending the Panel's decision, there will be a stay on the delisting of our Common Stock.

     On August 9, 2001, we received a letter from Nasdaq requesting that at the hearing, we also address Nasdaq's determinations that we had failed to meet Nasdaq's minimum stockholders' equity and net tangible assets requirements, and that our acquisition of the assets of NetCel360 constituted a reverse merger and we had therefore failed to submit an application for listing and to meet all initial inclusion requirements for a listing on the Nasdaq NMS. At the oral hearing, we intend to present a plan for addressing the minimum bid price requirement, which is expected to include a reverse split of the outstanding shares of our common stock, subject to approval of our stockholders at the upcoming annual stockholders meeting in November 2001. In addition, we intend to address the other points raised by Nasdaq. There can be no assurance that we will be successful in any or all of these matters. See "Risks Related to the Company's Business-We may not be able to maintain our listing on a major stock market."


MANAGEMENT'S  DISCUSSION  &  ANALYSIS  OF  RESULTS OF OPERATIONS  - THREE MONTHS
ENDED  JULY  31,  2001,  COMPARED  TO  THE  THREE  MONTHS  ENDED  JULY 31, 2000:
REVENUES

      Revenues for the three months ended July 31, 2001 increased to $1,135,306 from $62,500 for the three months ended July 31, 2000, an increase of $1,072,806, or 1716.5%. Revenues increased primarily because of the acquisition of assets of NetCel360 Holdings Limited ("NetCel360") on June 22, 2001, and the resultant revenues generated from its operations. There was little revenue for the three months ended July 31, 2000, because in the year ended January 31, 2000, we had ceased our sales of subscriptions to the software version of VSN.

COST  OF  SALES

     Cost of sales for the three months ended July 31, 2001 increased to $1,382,795 from no cost of sales for the three months ended July 31, 2000. This increase was due primarily because of the acquisition of assets of NetCel360 on June 22, 2001, and the resultant costs incurred in relation to sales. This expense was high due to the start-up phase of operations of the subsidiaries acquired from NetCel360.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses decreased to $2,791,123 for the three months ended July 31, 2001 from $4,080,439 for the three months ended July 31, 2000, a decrease of $1,289,316, or 31.6%. The decrease was due to decreases in advertising, marketing, personnel, payroll, rent and travel and decreases in the expenses related to the product implementation of VSN. Also included is a substantial decrease in the recognition of stock-based compensation.

RESEARCH  AND  DEVELOPMENT

     Research and development expenses decreased to $729,387 for the three months ended July 31, 2001 from $2,890,584 for the three months ended July 31, 2000, a decrease of $2,161,197 or 74.8%. The decrease was primarily due to decreased costs associated with the development of the Internet version of VSN electronic purchasing system. Such decreased costs include decreased personnel and personnel-related expenses, decreased overhead, as well as decreased licensing fees for development-related tools and systems and a substantial decrease in the recognition of stock-based compensation.

LOSS  ON  IMPAIRMENT  OF  GOODWILL

     A loss on impairment of goodwill of $1,940,853 was incurred in the three months ended July 31, 2001. No such impairment was incurred for the three months ended July 31, 2000. During the three month period ended July 31, 2001, we evaluated its long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. We determined that goodwill did not continue to carry the value originally anticipated. As a result, and in accordance with Statement of Financial
Accounting Standard (SFAS) No. 121, the assets were reduced to their net realizable value.

LOSS  FROM  OPERATIONS

     The loss from operations of $5,708,852 for the three months ended July 31, 2001 decreased from a loss of $6,908,523 for the three months ended July 31, 2000, a decrease of $1,199,671, or 17.4%. The loss decreased because of the acquisition of assets of NetCel360 Holdings Limited ("NetCel360") on June 22, 2001, and the resultant revenues generated from its operations. Also, because of decreased costs by limiting development and marketing expenses related to LiquidMarketplace and the Internet version of VSN, and due to a substantial decrease in the recognition of stock-based compensation.

INTEREST  EXPENSE

     Interest expense increased to $802,112 for the three months ended July 31, 2001 from $3,698 for the three months ended July 31, 2000, an increase of $798,414, or 21590.4%. The increase was due primarily to the increase in interest expenses related to the convertible notes payable. Of this increase, $618,356 was in conjunction with the recognition of the beneficial conversion feature on convertible debt.

OTHER  INCOME

     Other income increased to $40,201 for the three months ended July 31, 2001 from $21,180 for the three months ended July 31, 2000, an increase of $19,021, or 89.8%. The increase was due primarily to the increase in cash in interest bearing accounts.

NET  LOSS  BEFORE  TAXES

     The net loss before taxes of $6,470,763 for the three months ended July 31, 2001 decreased from $6,891,041 for the three months ended July 31, 2000, a decrease of $420,278, or 6.1%. This decrease was a result of the acquisition of assets of NetCel360 Holdings Limited ("NetCel360") on June 22, 2001, and the resultant revenues generated from its operations, the decrease in both research and development and selling, general and administrative expenses, including a substantial decrease in the recognition of stock-based compensation, and the recognition of the loss on impairment of goodwill of $1,940,853.

PROVISION  FOR  INCOME  TAXES

     There was a write back on the provision for income taxes of $863 for the three months ended July 31, 2001 compared to no tax provision for the three months ended July 31, 2000. The change to the provision was due to a refund due on income taxes.

NET  LOSS

     The net loss of $6,469,900 for the three months ended July 31, 2001 decreased from $6,891,041 for the three months ended July 31, 2000, a decrease of $421,141, or 6.1%. This decrease was a result of the acquisition of assets of NetCel360 Holdings Limited ("NetCel360") on June 22, 2001, and the resultant revenues generated from its operations, the decrease in both research and development and selling, general and administrative expenses, including a substantial decrease in the recognition of stock-based compensation and the recognition of impairment of goodwill.

BASIC  WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES  OUTSTANDING

     The weighted average number of common shares of 19,576,287 for the three months ended July 31, 2001 increased from 15,844,809 for the three months ended July 31, 2000, an increase of 3,731,478 shares, or 23.6%. The increase resulted primarily from issuing 695,303 shares upon exercise of stock options and warrants, 65,654 shares upon conversion of convertible demand notes, the return of 300,000 shares from shareholders, the conversion of 1,420,409 shares of preferred stock and the issuance of 1,089,389 shares in relation to the acquisition of OTT and the issuance of 2,774,213 shares in relation to the acquisition of the assets of NetCel360.

NET  LOSS  PER  COMMON  SHARE-BASIC  AND  DILUTED

     The net loss per common share of ($0.44) for the three months ended July 31, 2001 remained even with the net loss per common share of ($0.44) for the three months ended July 31, 2000. This unchanged condition was a result of the acquisition of assets of NetCel360 Holdings Limited ("NetCel360") on June 22, 2001, and the resultant revenues generated from its operations, the decreased net loss for the quarter, and the $2,095,428 non-cash deemed dividend to preferred shareholders, (see Notes to Consolidated Financial Statements- Note
8), partially offset by the increase in the weighted average of outstanding common shares of 3,731,478, as noted above.

MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS - SIX MONTHS ENDED JULY 31, 2001, COMPARED TO THE SIX MONTHS ENDED JULY 31, 2000:
REVENUES

      Revenues for the six months ended July 31, 2001 increased to $1,148,026 from $62,500 for the six months ended July 31, 2000, an increase of $1,085,526, or 1736.8%. Revenues increased primarily because of the acquisition of assets of NetCel360 Holdings Limited ("NetCel360") on June 22, 2001, and the resultant revenues generated from its operations. There was little revenue for the six months ended July 31, 2000, because in the year ended January 31, 2000, we had ceased our sales of subscriptions to the software version of VSN.

COST  OF  SALES

     Cost of sales for the six months ended July 31, 2001 increased to $1,382,795 from no cost of sales for the six months ended July 31, 2000. This increase was due primarily because of the acquisition of assets of NetCel360 on June 22, 2001, and the resultant costs incurred in relation to sales. This expense was high due to the start-up phase of operations of the subsidiaries acquired from NetCel360.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses decreased to $3,530,743 for the six months ended July 31, 2001 from $7,729,239 for the six months ended July 31, 2000, a decrease of $4,198,496, or 54.3%. The decrease was due to decreases in advertising, marketing, personnel, payroll, rent and travel and decreases in the expenses related to the product implementation of VSN. Also, the included is a substantial decrease in the recognition of stock-based compensation.

RESEARCH  AND  DEVELOPMENT

     Research and development expenses decreased to $3,041,665 for the six months ended July 31, 2001 from $5,083,338 for the six months ended July 31, 2000, a decrease of $2,041,673 or 40.2%. The decrease was primarily due to decreased costs associated with the development of the Internet version of VSN electronic purchasing system. Such decreased costs include decreased personnel and personnel-related expenses, decreased overhead, as well as decreased licensing fees for development-related tools and systems and a substantial decrease in the recognition of stock-based compensation.

LOSS  ON  IMPAIRMENT  OF  GOODWILL

     A loss on impairment of goodwill of $4,078,872 was incurred in the six months ended July 31, 2001. No such impairment was incurred for the six months ended July 31, 2000. During the six month period ended July 31, 2001, we evaluated its goodwill by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. We determined that goodwill did not continue to carry the value originally anticipated. As a result, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, the assets were reduced to their net realizable value.

LOSS  FROM  OPERATIONS

     The loss from operations of $10,886,049 for the six months ended July 31, 2001 decreased from a loss of $12,750,077 for the six months ended July 31, 2000, a decrease of $1,864,028, or 14.6%. The loss decreased because of the acquisition of assets of NetCel360 Holdings Limited ("NetCel360") on June 22, 2001, and the resultant revenues generated from its operations. Also, because of decreased costs by limiting development and marketing expenses related to LiquidMarketplace and the Internet version of VSN, a substantial decrease in the recognition of stock-based compensation.

OTHER  INCOME

     Other income increased to $75,648 for the six months ended July 31, 2001 from $59,579 for the six months ended July 31, 2000, an increase of $16,069, or 27.0%. The increase was due primarily to the increase in cash in interest bearing accounts.

INTEREST  EXPENSE

     Interest expense increased to $802,492 for the six months ended July 31, 2001 from $7,397 for the six months ended July 31, 2000, an increase of $795,095, or 10748.9%. The increase was due primarily to the increase in interest expenses related to the convertible notes payable. Of this increase, $618,356 was in conjunction with the recognition of the beneficial conversion feature on convertible debt.

NET  LOSS  BEFORE  TAXES

     The net loss before taxes of $11,612,893 for the six months ended July 31, 2001 decreased from $12,697,895 for the six months ended July 31, 2000, a decrease of $1,085,002, or 8.5%. This decrease was a result of the acquisition of assets of NetCel360 Holdings Limited ("NetCel360") on June 22, 2001, and the resultant revenues generated from its operations, the decrease in both research and development and selling, general and administrative expenses, including a substantial decrease in the recognition of stock-based compensation, and the recognition of the loss on impairment of goodwill of $4,078,872.

PROVISION  FOR  INCOME  TAXES

     The provision for income taxes of $3,659 for the six months ended July 31, 2001 increased from $1,600 for the six months ended July 31, 2000, an increase of $2,059, or 128.7%. The increase to the provision was due to an increase in incorporation taxes.

NET  LOSS

     The net loss of $11,616,552 for the six months ended July 31, 2001 decreased from $12,699,495 for the six months ended July 31, 2000, a decrease of $1,082,943, or 8.5%. This decrease was a result of the acquisition of assets of NetCel360 Holdings Limited ("NetCel360") on June 22, 2001, and the resultant revenues generated from its operations, the decrease in both research and development and selling, general and administrative expenses, including a substantial decrease in the recognition of stock-based compensation, the revenues generated resulting from the acquisition of NetCel360 and the recognition of the loss on impairment of goodwill of $4,078,872.

BASIC  WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES  OUTSTANDING

     The weighted average number of common shares of 18,979,959 for the six months ended July 31, 2001 increased from 15,826,197 for the six months ended July 31, 2000, an increase of 3,153,762 shares, or 19.9%. The increase resulted primarily from issuing 695,303 shares upon exercise of stock options and warrants, 65,654 shares upon conversion of convertible demand notes, the return of 300,000 shares from shareholders, the conversion of 1,420,409 shares of preferred stock and the issuance of 1,089,389 shares in relation to the acquisition of OTT and the issuance of 2,774,213 shares in relation to the acquisition of the assets of NetCel360.

NET  LOSS  PER  COMMON  SHARE  -  BASIC  AND  DILUTED

     The net loss per common share of ($0.72) for the six months ended July 31, 2001 decreased from net loss per common share of ($1.24) for the six months ended July 31, 2000, a decrease of ($0.52), or 42.0%. This decrease was a result of the acquisition of assets of NetCel360 Holdings Limited ("NetCel360") on June 22, 2001, and the resultant revenues generated from its operations, of the decreased net loss for the six months ended July 31, 2001, the recognition of impairment of goodwill and the decreased non-cash deemed dividend to preferred shareholders (see Notes to Consolidated Financial Statements - Note 8), partially offset by the increase in the weighted average of outstanding common shares of 3,153,762, as noted above.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT JULY 31, 2001, COMPARED TO JANUARY 31, 2001:

CASH

     On  July  31, 2001, cash totaled $2,823,086, down $2,585,176 or 48.0%, from
$5,408,262 at January 31, 2001. This decrease reflects funds used for operations and investing activities, partially offset by increased financing, during the six months ended July 31, 2001. The cash has been released from escrow and is expected to be available to the Company by the end of September 2001.

LETTER  OF  CREDIT

     On July 31, 2001, a letter of credit was outstanding for $4,000,000, up from no balance at January 31, 2001. This reflects the posting of a deposit with a commercial bank for the purpose of opening a standby letter of credit as required under the reseller agreement we entered into with Gateway Manufacturing, Inc. as of July 1, 2001.

CASH  HELD  IN  ESCROW  -  VITRIA

     On July 31, 2001, cash was held in escrow for $275,000, up from no balance at January 31, 2001. The court ordered the cash was to be held for a ninety-day period ending August 31, 2001. This was regarding a claim with Vitria Technology, Inc., which was settled during the six months ended July 31, 2001.

ACCOUNTS  RECEIVABLE

     On July 31, 2001, accounts receivable totaled $1,105,975, up $1,202,033 or 28,619.8%, from $4,200 at January 31, 2001. This reflects that we had begun generating revenues and receivables through NetCel360 in the six months ended July 31, 2001.

NOTES  RECEIVABLE  -  RELATED  PARTIES

     On July 31, 2001, there was no remaining balance of notes receivable - related parties, current and long term, down from $150,000 and $50,000 respectively, at January 31, 2001. This reflects the surrender of stock in payment of the receivable from related parties during the six months ended July 31, 2001.

OTHER  RECEIVABLES

     On July 31, 2001, other receivables totaled $13,251, up from no balance at January 31, 2001. This reflects miscellaneous refund and receivable due to cancellation of duplicate coverage of insurance and other expenses in the six months ended July 31, 2001.

PREPAID  EXPENSES

     On  July  31,  2001,  prepaid expenses totaled $1,108,363, up $1,004,676 or
969.0%, from $103,687 at January 31, 2001. This increase primarily reflects accrued insurance and other prepaid deposits and fees that will be expensed in the next twelve months.

TOTAL  CURRENT  ASSETS

     On July 31, 2001, total current assets totaled $9,325,675, up $3,659,526 or 64.6%, from $5,666,149 at January 31, 2001. This increase primarily reflects the funds provided by borrowing and used for operations during the six months ended July 31, 2001.

PROPERTY  AND  EQUIPMENT

     On July 31, 2001, fixed assets totaled $ 8,906,375, an increase of $ 7,806,747, or 709.9%, from $1,099,628 at January 31, 2001. This increase reflects the acquisition of assets from NetCel360, partially offset by the adjustment to fixed assets for negative goodwill on the acquisition of NetCel360 and the recognition of loss on equipment and software from the closed facilities in Washington during the six months ended July 31, 2001

ACCUMULATED  DEPRECIATION

     On July 31, 2001, accumulated depreciation totaled $387,091, up $219,808, or 131.4%, from $167,283 at January 31, 2001. This increase reflects normal depreciation expense primarily of the acquired assets from NetCel360, partially offset by the write off of equipment and software from the closed facilities in Washington for the six months ended July 31, 2001.

PROPERTY  AND  EQUIPMENT,  NET

     On July 31, 2001, property and equipment, net totaled $ 8,519,284, up $ 7,586,939, or 813.7%, from $932,345 at January 31, 2001. This increase reflects the acquisition of assets from NetCel360, partially offset by the recognition of loss on equipment and software from the closed facilities in Washington during the six months ended July 31, 2001.

GOODWILL

     On July 31, 2001, there was no balance in goodwill, down $4,592,863, from $4,592,863 at January 31, 2001. This decrease reflects amortization expense, partially offset by additional related expenses, as well as the recognition of the loss on impairment of goodwill of $4,078,872, during the six months ended July 31, 2001. (See Notes to Consolidated Financial Statements - Note 1 Impairment of Goodwill.)

OTHER  ASSETS

     On July 31, 2001, other assets totaled $33,463, up $13,904, or 71.1%, from $19,559 at January 31, 2001. This increase reflects an increase in deposits, partially offset by normal amortization expense and the write off of other assets during the six months ended July 31, 2001.

TOTAL  ASSETS

     On  July  31,  2001,  total  assets  were  $ 17,878,422, up $ 6,617,506, or
58.8%, from $11,260,916 at January 31, 2001. This increase primarily reflects the letter of credit, the acquisition of assets from NetCel360, partially offset by normal depreciation and amortization expenses and funds used for operations, the write off of property and equipment, as well as the recognition of the loss in impairment of goodwill, during the six months ended July 31, 2001.

ACCOUNTS  PAYABLE

     On  July  31,  2001,  accounts  payable  were $1,852,057, up $1,253,340, or
209.3%, from $598,717 at January 31, 2001. This change is primarily a result the acquisition of assets from NetCel360 and the related liabilities for operating expenses.

ACCRUED  EXPENSES

     On July 31, 2001, accrued liabilities were $ 3,610,608, up $ 3,298,922, or 1,058.4%, from $311,686 at January 31, 2001. This change is primarily a result the acquisition of assets from NetCel360 and the related liabilities for expense relating to operations.

CONVERTIBLE  NOTES  PAYABLE

     On July 31, 2001, convertible notes payable were $8,809,556, up $8,809,556 from no balance as of January 31, 2001. The increase was attributable to the sales of $4,558,056 Series A Convertible Notes in June 2001 and $4,251,500 Series B Exchangeable Notes in July 2001.

ACCRUED  CONTINGENT  INTEREST  ON  CONVERTIBLE  DEBT

     On July 31, 2001, accrued contingent interest on convertible debt was $8,602,806, up $8,602,806 from no balance as of January 31, 2001. The increase was attributable to the sale of convertible notes convertible into common stock at less than market price in the current quarter.

NOTES  PAYABLE

     On July 31, 2001, notes payable were $2,250,000, up $2,250,000 from no balance as of January 31, 2001. The increase was attributable to the assumption of the Bridge Loans pursuant to the acquisition of the assets of NetCel360 during June 2001.

TOTAL  CURRENT  LIABILITIES

     On July 31, 2001, total current liabilities totaled $ 7,919,415, up $ 7,009,012, or 769.9%, from $910,403 at January 31, 2001. This change is primarily the result of an increase in accounts payable, accrued liabilities and notes payable acquired in relation to the acquisition of NetCel360 of $2,250,000, the increase in convertible notes payable of $8,809,556 used as a source of operating funds, partially offset by the accrued contingent interest on convertible debt of $8,602.806. The funds used for operating expenses was for marketing, advertising, legal expenses, wages and related compensation expenses for the six months ended July 31, 2001.

PREFERRED  STOCK  -  SERIES  1-A

     On July 31, 2001, preferred stock for Series 1-A totaled $4,150,774 down $1,834,028, or 30.6%, from $5,984,802 at January 31, 2001. This reflects the exercise of the conversion feature of 733,613 shares of preferred stock to common stock for $1,834,028, during the six months ended July 31, 2001.

PREFERRED  STOCK  -  SERIES  2-A

     On July 31, 2001, preferred stock for Series 2-A totaled $8,072,591, down $171,435, or 2.1%, from $8,244,026 at January 31, 2001. This decrease reflects the exercise of the conversion feature of 45,242 shares of preferred stock Series 2-A to common stock for $165,000, and the cancellation of 19,501 shares of preferred stock Series 2-A for $6,435 of preferred stock, during the six months ended July 31, 2001.

COMMON  STOCK,  $0.01  PAR  VALUE

     On July 31, 2001, common stock totaled $212,604, up $33,215, or 18.5%, from $179,389 at January 31, 2001. This primarily reflects the issuance of $27,742 of stock in relation to the acquisition of assets of NetCel360, the conversion of preferred stock to common stock for $7,594 and the exercise of warrants for $879 of common stock, $0.01 par value, partially offset by the cancellation of $3,000 of common stock, during the six months ended July 31, 2001.

COMMON  STOCK  ADDITIONAL  PAID-IN-CAPITAL

     On  July  31,  2001, paid-in-capital totaled $64,033,191, up $9,959,696, or
18.4%, from $54,073,495 at January 31, 2001. This increase reflects the issuance of stock related to the acquisition of assets of NetCel360 of $984,658, and the related beneficial conversion feature of $9,221,162 of the convertible notes payable, as well as the exercise of the conversion feature of 759,352 shares of preferred to common stock for $1,991,434, and the recognition of a beneficial conversion feature related to the anti-dilution feature of the Series 2-A preferred stock of $2,095,428. This is partially offset by the cancellation of 300,000 shares for $96,000, the reduction of stock based deferred compensation of $4,236,107 due to expired and forfeited options, and by the exercise of warrants for $879 of common stock, during the six months ended July 31, 2001.

DEFERRED  COMPENSATION

     On July 31, 2001, deferred compensation was $690,432, down $5,114,419, or 88.1% from $5,804,851 at January 31, 2001. This decrease reflects the reduction of stock based deferred compensation of $4,236,107, due to expired and forfeited options, and $878,312 of expense recognized for stock based compensation.

ACCUMULATED  DEFICIT

     On July 31, 2001, the accumulated deficit was $65,611,530, up $13,711,980 or 22.4% from $51,899,550 at January 31, 2001. This change resulted from the net loss of $11,516,294 and the recognition of a beneficial conversion feature related to the anti-dilution feature of the Series 2-A Convertible Preferred Stock of $2,095,428 during the six months ended July 31, 2001.

NOTES  RECEIVABLE  FROM  THE  SALE  OF  STOCK

     On July 31, 2001, notes receivable from the sale of stock totaled $234,634, down $192,164 or 45.0%, from $426,798 at January 31, 2001. This amount is used to offset the balance in stockholders' deficit. Notes received in the year ended January 31, 2001 for $248,000 were granted in connection with the issuance of 39,002 shares of Series 2-A Convertible Preferred Stock, of which $124,000 was repaid during the three months ended July 31, 2001. The note remaining is secured by the 19,501 shares of related stock, bears interest at an annual rate of 8% and is due on July 31, 2002.

     Notes received prior to the year ended January 31, 2000 for $110,634 are receivable from officers who exercised stock options during a prior period. Our stock option program provides several alternative methods of paying for shares acquired through exercise of stock options, and one of those alternatives is to provide a demand note payable to us, in the amount of the purchase.

TOTAL  SHAREHOLDERS'  DEFICIT

     On July 31, 2001, total shareholders' deficit was $2,264,358, down $1,613,957, or 41.6%, from $3,878,315 at January 31, 2001. This change resulted primarily from the issuance of stock related to the acquisition of assets of NetCel360, including the beneficial conversion feature of $9,221,162, and the exercise of the conversion feature of 759,352 shares of preferred to common stock for $1,999,028, the cancellation of 300,000 shares, net against notes receivable from sale of stock for $93,164, the recognition of a beneficial conversion feature related to the anti-dilution feature of the Series 2-A Convertible Preferred Stock of $2,095,428 and a decrease in deferred compensation due to stock based compensation of $878,312. This is partially offset by the net loss of $11,616,552 during the six months ended July 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our major source of funds from the date of inception through July 31, 2001, has been from sale of equity and debt securities. Our principal sources of cash and cash equivalents for the six months ended July 31, 2001, other than from investor funds, were from funds received from approximately $1.1 million of revenues related to the resale of Gateway products, Business Process Outsourcing service contracts, and other small contracts, in addition to small amounts of interest income, and certain non-recurring items, however, we also incurred substantial expenses which resulted in a net loss for the six months ended July 31, 2001. Virtually all of the $1.1 million of revenue was in accounts receivable as of July 31, 2001. While we expect to generate more significant revenues in the future, we are currently dependent primarily on investor funds.

     At August 31, 2001, we had cash balances of approximately $1,967,000, not including $4,000,000 of cash on deposit in support of a letter of credit. (See
Note 3, Convertible Notes Payable. The $4,000,000 of cash on deposit is repayable to holders of Series B Exchangeable Notes if the Gateway agreement is terminated.) There can be no assurances that we will continue generating additional revenue from clients. We have implemented cash conservation measures. Without additional capital or revenues, we believe we can continue operations, with minimum cash reserves, through November 2001. We are in negotiations with investors and certain current and prospective clients for cash funding during October 2001 in the amount of $2 to $4 million. These funds will provide operating capital until a rights offering to shareholders or fundraising from third party investors can be implemented in late 2001 or early 2002. There is, however, no assurance that the client funding will occur in the projected amount or in any amount, nor is there any assurance that we can raise significant additional capital in a rights offering to our shareholders or fundraising from third party investors.

      The Consolidated Statements of Cash Flows for the six months ended July 31, 2001, and 2000 show that net losses were $11,616,552 and $12,699,495, respectively. We used $5,472,969 in cash from operations during the six months ended July 31, 2001. A significant non-cash entry was made to operating activities for stock based compensation expense for the six months ended July 31, 2001, and 2000 of $878,312 and $7,269,413 respectively. This expense did not offset any cash requirement directly or indirectly, and there was no such cash or other consideration paid as stock based compensation. In addition, a non-cash entry was made to operating activities for recognition of the loss on impairment fixed assets of $495,671 and a loss on impairment of goodwill of $4,078,872, for the six months ended July 31, 2001.

     We used $4,342,655 of cash in investing activities, primarily from using $4,000,000 in cash for cash on deposit in support of a letter of credit and $287,895 in the acquisition of property and equipment, during the six months ended July 31, 2001. We were provided $7,247,761 in cash from financing activities, primarily from the proceeds of convertible notes in the six months ended July 31, 2001 and the effect of foreign exchange adjustments of cash was a loss of $17,313.

RISKS  RELATED  TO  OUR  BUSINESS

Our  business is still in the development stage, and to successfully develop and
--------------------------------------------------------------------------------
grow  our  BPO  and  distribution  services,  we  must complete various actions.
-------------------------------------------------------------------------------

     Our business is still in the development stage. Some of the services within a particular category of our suite of services may still be in development, and we do not yet have the capability to provide our planned services in all of our targeted Asia-Pacific markets. We must continue to grow and refine our businesses and identify vendors and partners that will enhance our ability to deliver our services.

To  date,  we  have  realized  revenues  that  are  significantly  less than our
--------------------------------------------------------------------------------
expenses, have had losses since inception and expect our losses to continue, and
--------------------------------------------------------------------------------
there  can  be  no  assurance  that  we  will  achieve  profitability.
---------------------------------------------------------------------

     To date, our revenues have been significantly less than our expenses, and we expect to continue spending to:

     -    maintain  and  enhance  our  network  and  technology  infrastructure;

     - further develop and grow our services and broaden our service capabilities;

     - expand our general administrative operations and hire additional qualified personnel;

     -    increase  and  expand  our  sales  and  marketing  activities;

     -    expand  our  business  through  acquisitions  and  alliances;  and

     -    expand  our  operations  in  Asia-Pacific.

     In addition, we have not had material revenues, and have recognized only a small amount of revenue from the Internet version of our prior product, Virtual Source Network ("VSN") and very limited revenue from the LiquidMarketplace product acquired in January 2001. In March 2001, we announced our decision to stop marketing our VSN product due to slow rate of customer acceptance of the VSN product, and in July 2001, we decided to discontinue marketing of the LiquidMarketplace products. There is no assurance that we will achieve positive cash flow and operating profitability within the limits of our available capital.

     Accordingly, we expect to continue to incur significant losses and experience negative cash flows in the foreseeable future. We will need to generate significant revenues to achieve profitability. In our current business model, we have never been profitable and we may not, under our current business model, be able to become profitable or to sustain profitability. As of July 31, 2001, we recorded substantial operating losses and had an accumulated deficit of approximately $65.6 million.

We  may  not  be  able  to  obtain  sufficient  funds  to  meet  our  operating
-------------------------------------------------------------------------------
requirements.
------------

     Our major source of funds from the date of inception through July 31, 2001, has been from sale of equity and debt securities. Our principal sources of cash and cash equivalents for the six months ended July 31, 2001, other than from investor funds, were from funds received from approximately $1.1 million of revenues related primarily to the resale of Gateway products, however, we also incurred substantial expenses which resulted in a net loss for the six months ended July 31, 2001. Virtually all of the $1.1 million of revenue was in accounts receivable as of July 31, 2001. In connection with Gateway's closing down of its operations in the Asia-Pacific region, we have halted all sales of Gateway products in Hong Kong and Singapore and do not anticipate revenue in the future from the sale of Gateway products (see "We may generate a substantial
                                                  ------------------------------
part  of  our  revenues  from  one  client").
--------------------------------------------

     At August 31, 2001, we had cash balances of approximately $1,967,000, not including $4,000,000 of cash on deposit in support of a letter of credit. We have implemented cash conservation measures. Without additional capital or revenues, we believe we can continue operations, with minimum cash reserves, through November 2001. We are in negotiations with certain current and prospective clients for cash funding during October 2001 in the amount of $2 to $4 million. These funds will provide operating capital until a rights offering to shareholders or fund raising from third party investors can be implemented in late 2001 or early 2002. There is, however, no assurance that the client funding will occur in the projected amount or in any amount, nor is there any assurance that we can raise significant additional capital in a rights offering to shareholders or fund raising from third party investors.

Because  we  are  an  early  stage  company, even if we successfully develop and
--------------------------------------------------------------------------------
launch  our  services,  our  ability  to successfully and profitably operate our
--------------------------------------------------------------------------------
business  involves  various  additional  risks.
----------------------------------------------

     As an early stage company, our rate of growth and change is unpredictable, as is the nature of this change. We will encounter the risks and difficulties often encountered by early stage companies in new and rapidly evolving markets. These risks and uncertainties apply particularly to our markets in the Asia-Pacific region, which are particularly subject to rapid change. Moreover, the market for outsourced services, particularly on a pan-Asian basis, is new and also subject to rapid change. These risks include:

     - not being able to attract, develop and maintain clients for our services;

     - not being able to successfully develop, grow, expand and improve our services;

     - our business model not being capable of generating adequate revenue on a sustained basis;

     - not being able to attract sufficiently large client accounts in order to achieve the necessary economies of scale;

     - not being able to develop and maintain relationships with our vendors or other third parties;

     - not being able to utilize our relationships and the services provided by our vendors or strategic partners;

     - rapid technological change in our industry adversely affecting market acceptance of some or all of our services;

     - the need to make additional acquisitions of or investments in, or enter into arrangements with, third parties in order to grow, enhance and expand our services;

     -    not  being  able  to  respond  effectively  to  competitive pressures;

     - not being able to develop and upgrade our technology or to expand our systems to handle increased demand, resulting in slower response times and other difficulties in providing services to our clients; and

     -    not  being  able  to attract, retain and motivate qualified personnel.

     If we are unsuccessful in addressing these risks, our business, financial condition and results of operations will be materially and adversely affected.

Long  sale  cycles  for  our  services  could  cause  delays  in revenue growth.
-------------------------------------------------------------------------------

     Our sales cycles for our BPO and distribution services may take many months to complete and may vary from contract to contract. Lengthy sales cycles could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision making process of the potential customer and the level of competition that we encounter in our selling activities. Additionally, since the market for BPO services in Asia is relatively new, we believe that we will have to educate many potential customers about the use and benefits of our products and services, which can in turn prolong the sales process.

Complex  implementation  and integration of our services and products may impede
--------------------------------------------------------------------------------
market  penetration.
-------------------

     The installation and implementation of some of our services and products, including integration with a client's systems currently in use, can be a complex, time consuming and expensive process. We anticipate that some of our clients will be mid-sized or larger organizations that will require that our products undergo substantial customization to meet their needs. These clients will also likely require that our products be integrated with existing internal legacy systems. We estimate that the installation and integration process may take from one to two months, or longer in some cases, depending on the size of the client, the complexity of its operations, the configurations of its current computer systems, and other systems projects that compete for the time and attention of the Information Technology departments of the clients. We also expect that most integration projects in larger companies will involve various integrators as outside systems consultants to the client. Our ability to continually enhance the features of our services and products, in response to clients' widely differing needs, is yet to be proven. As a result, our services and products may not achieve significant market penetration in the near future, or ever.

We  may  generate  a  substantial  part  of  our  revenues  from  one  client.
-----------------------------------------------------------------------------

     Because our revenues are small, any one client could generate a substantial part of our revenues. We would then be vulnerable to any ability of that client to terminate its service agreement with us. We would also be subject to the health of that client's underlying business.

     Since July 1, 2001, we have derived a substantial majority of our revenues from our relationship with one client, Gateway. On August 28, 2001, Gateway announced that it was immediately closing all of its company-owned operations in Malaysia, Singapore and other countries in the Asia-Pacific region. Gateway subsequently informed us that it could not guarantee a supply of computer products under our reseller agreement with Gateway. Accordingly, we have halted all sales of Gateway products in Hong Kong and Singapore. In addition to closing Gateway stores in those markets, we are currently reassigning or reducing staff associated with our Gateway reseller operations. Although we are currently discussing new services to be provided to Gateway in the Asia-Pacific region, there can be no assurance that we will be successful in these discussions.

We  expect  that  our  quarterly  revenues  and operating results will fluctuate
--------------------------------------------------------------------------------
significantly  due to many factors, many of which are outside our control.  Such
--------------------------------------------------------------------------------
factors  include:
-----------------

     -    seasonal  variations  in  the  demand  for  our products and services;

     - intense and increased competition, particularly with respect to pricing;

     -    product  supply  constraints;

     - the introduction of new products and services offering improved features and functionality (by us and our competitors);

     -    changes  in  the  level  of  operating  expenses;

     -    demand  for  and  market  acceptance  of  services  and  products;

     -    inconsistent  growth,  if  any,  of  our  client  base;

     -    loss  of  key  customers  or  strategic  partners;

     -    timing  of  the  recognition  of  revenue  for  large  contracts;

     -    interest  rate  fluctuations;  and

     -    general  economic  conditions.

Our  revenues  and operating results are difficult to predict and may be subject
--------------------------------------------------------------------------------
to  significant  fluctuations.
-----------------------------

     Revenues derived from distribution clients will be closely tied to the economic cycles relating to such clients' underlying business, as well as the state of the economy in the markets in which such clients' products are sold. We expect to derive our BPO revenues in large part from transaction-based fees for the BPO services we provide. The use of each BPO service and the number of transactions effected by our clients will vary in volume, scope and duration. In addition, some of our BPO client contracts provide that the contracts can be terminated by such clients on relatively short notice without cause. As a result, our revenues may not be recurring from period to period, which makes them more difficult to predict.

     We believe that quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. Due to these and other factors, it is likely that our operating results will be below market analysts' expectations in some future quarters, which would cause the market price of our stock to decline.

Our  transaction-based service contracts with our clients contain pricing risks.
--------------------------------------------------------------------------------

     Generally, our contracts with our clients for our transaction-based services are for long-term periods. We charge and bill for each of our transaction-based services on a fixed and transactional basis. If we underestimate the costs and resources needed to provide these services or if our service providers increase their charges to us, we could incur losses on our transaction-based service contracts that would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a number of vendors and service providers and the failure to
--------------------------------------------------------------------------------
maintain  those relationships would materially adversely affect our revenues and
--------------------------------------------------------------------------------
business  growth.
----------------

     We are dependent on vendors and service providers in delivering BPO services such as financial and payroll services and supply chain management. Such services are integral parts of our suite of services. Failure to maintain our relationships with any one or more of the vendors and service providers on which we rely for these services would significantly reduce or limit the growth of our revenues, could limit the attractiveness of our services platform and could materially and adversely affect our business, financial condition and results of operations.

Difficulties  in  implementing  the  acquisition  of  NetCel360 could materially
--------------------------------------------------------------------------------
affect  our  business,  financial  condition  and  results  of  operations.
--------------------------------------------------------------------------

     On June 22, 2001, we completed our acquisition of substantially all of the assets of NetCel360. The acquisition increased the number of employees from 13 to over 150, added new offices and facilities and significantly expanded our geographic focus. This growth and the integration process has placed and will continue to place a significant strain and demand on our managerial, operational and financial resources. Moreover, members of our senior management may be required to devote considerable amounts of time to this growth and integration process, which will decrease the time they will have to service current clients, attract new clients and develop new services and products.

We  face risks associated with acquisitions, investments, strategic partnerships
--------------------------------------------------------------------------------
or  other  ventures.
-------------------

     As part of our overall business strategy, we may pursue strategic acquisitions or investments as appropriate opportunities arise. Such acquisitions or investments would be in businesses, products or technologies that would provide, supplement or complement our services, and/or provide additional industry expertise, a broader client base or an expanded geographic presence. We may not be successful in identifying suitable acquisition, investment or strategic partnership candidates. Even if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or on a timely basis, or at all. We may incur indebtedness or issue equity securities to pay for any acquisition or investment that could have a dilutive effect on existing shareholders. Such acquisitions and investments involve other risks, such as:

     - the diversion of our management's attention and other resources from other business concerns;

     - expenses, delays and difficulties in assimilating and integrating the operations, technologies, products and personnel of the acquired company;

     - not realizing the anticipated benefits of any acquisition or investment;

     -    paying  more  than  the  acquired  company  or  investment  is  worth;

     - the impact on our financial condition due to the timing of the acquisition or investment;

     - the expenses of amortizing the acquired company's intangible assets and goodwill; and

     -    the  potential  for  claims  asserted  against  the acquired business.

     If any of these risks are realized, our business, financial condition and results of operations could be materially adversely affected.

We  may  not  be  able  to  compete  effectively  against  our  competitors.
---------------------------------------------------------------------------

     We operate in a highly competitive environment. The intense competition that characterizes the computer distribution industry is based primarily on:

     -    breadth,  availability  and  quality  of  product  lines and services;

     -    price;

     -    terms  and  conditions  of  sale;

     -    credit  terms  and  availability;

     -    speed  and  accuracy  of  delivery;

     -    effectiveness  of  sales  and  marketing  programs;  and

     -    availability  of  technical  and  product  information.

     Our competitors include well-established and better capitalized national, regional and international distributors, as well as computer manufacturers that sell directly to end-users. We cannot assure you that we will not lose market share, or that we will not be forced in the future to reduce our prices in response to the actions of our competitors and thereby experience a further reduction in our gross margins.
Increasing numbers of companies are entering the BPO industry in the Asia-Pacific region. This industry is relatively new and, as it develops, our competitors may better position themselves to compete in our lines of business and markets. We face competition from local, regional and global companies that:

     - specialize in one or more of the services included in the suite of services we offer our clients;

     - are expanding their services beyond those they have traditionally offered; and

     -    are  increasing  their  activities  in  our  markets.

     In particular, our non-Asian based competitors may have greater resources or more advanced technology than we do. Other competitors may emerge in the future with significantly greater financial, technical and marketing resources than we have. These competitors may be in a better position than us to develop current and future services, expand market share and to offer services and products that provide significant performance, price, creative or other advantages over those offered by us.

The  barriers  to  enter  our  business  are  low.
-------------------------------------------------

     There are relatively low barriers to entry into our line of business. We do not own any technologies that preclude or inhibit competitors from entering our markets. Our competitors may independently develop and patent or copyright proprietary technologies that are superior or substantially similar to our technologies. The costs to develop and provide BPO and distribution services are relatively low.

We  depend  on  our  key  senior  management  and  executive officers to execute
--------------------------------------------------------------------------------
our business  strategy  and  could  be  harmed  by  the  loss of their services.
--------------------------------------------------------------------------------

We believe that successful management and the ability to execute our services will be critical in the success of our business. Therefore, our success depends in large part upon the continued efforts, service and performance of our senior management team and executive officers, and in particular of the following key management executives:

     -    Phillip  Kelly,  our  Co-Chairman  and  CEO;

     -    Dennis  Smith,  our  Vice  Chairman  and Chief Strategy Officer (CSO);

     -    Sandford  Waddell,  our  Chief  Financial  Officer;

     -    James  Root  and  John  Cantillon,  our  Senior  Vice Presidents; and.

     -    Michael  Shirman,  our  Chief  Technology  Officer.

     We depend on their services because each one of these executives has experience and in-depth knowledge regarding the development, needs, special opportunities, and challenges of our business, and the BPO and distribution environment and activities in our targeted markets. We have employment agreements with these key executives as well with all of our other non-executive officers and employees. The loss of the services of any of these executive officers or any of our key management, sales or technical personnel could have a material adverse effect on our business, financial condition and results of operations.

Our  failure  to adequately protect our intellectual property rights or maintain
--------------------------------------------------------------------------------
our  rights  to use third party intellectual property could adversely affect our
--------------------------------------------------------------------------------
business.
--------

     We believe our success depends, in part, on protecting our proprietary intellectual property and other intellectual property rights. We have not received patent protections for our intellectual property and rely primarily on copyright and trade secret protection. Our efforts to protect our proprietary rights may not be effective to prevent unauthorized parties from copying or otherwise obtaining and using our technology. Monitoring unauthorized use of our technology or products is difficult and costly, and we cannot be certain that the steps we take will effectively prevent misappropriation of our technology. There can be no assurance that we will be able to prevent infringement of our intellectual property. A failure to protect our intellectual property against unauthorized use by others could have a material adverse effect on our business, financial condition and results of operations.

     Portions of our business are substantially dependent upon technology that we license from third parties. In particular, we rely upon third-party technologies and software for our BPO services, such as financial and payroll services, customer relationship management and supply chain management. We also expect to need new licenses in the future as our business grows, the existing products we license become obsolete, and technology evolves. We cannot be sure that we will be able to obtain necessary licenses on commercially reasonable terms, or at all, which could result in a material adverse effect on our business, financial condition and results of operations.

     Third parties may claim that our technology or services, including those which we have licensed from a third-party supplier, infringe their proprietary rights. Although in most cases we are indemnified by our licensor in the event of a claim of intellectual property infringement by a third-party, any infringement claims, even if without merit, can be time-consuming and expensive to defend. They may divert our management's attention and resources and could cause service implementation delays. In the event of a successful claim of infringement and the failure or inability of either us or our licensor to develop non-infringing technology or license the infringed or similar technology on a timely or commercially favorable basis, our business, financial condition and results of operations could be materially adversely affected.

We  are  dependent  upon  and  subject  to  risks  related  to  the  Internet.
-----------------------------------------------------------------------------

     The use of our services and ASP-based products depends on the increased acceptance and use of the Internet as a medium of commerce and communication. While management believes that acceptance and use of the Internet will continue to increase at rapid rates, there can be no assurances that such increase will continue to develop, or that use of the Internet as a means of conducting business will continue or increase. If growth in the use of the Internet does not continue, clients may not adopt or use these new Internet technologies at the rates or for the purposes management has assumed. This could, in turn, adversely impact us and the results of our business operations. Further, even if acceptance and use of the Internet does increase rapidly, but the technology underlying the Internet and other necessary technology and related infrastructure does not effectively support that growth, our future would be negatively impacted.

System  failures  and capacity constraints could result in a reduction of demand
--------------------------------------------------------------------------------
for  our  services.
------------------

     Our ability to provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our hardware, software and network infrastructure. Inadequacies in the performance and reliability of our information systems could result in interruptions in the availability of some or all of our services, lower the volume of transactions or increase response times for effecting a transaction. This could lead to client dissatisfaction, loss of clients and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations.

     Our systems and operations may be vulnerable to damage or interruption from:

     - power loss, telecommunications or network failures, operator negligence, improper operation by employees, physical break-ins and other similar events;

     -    unauthorized  access  or  electronic  break-ins,  or  "hacking";  and

     -    computer  viruses.

Breaches  of  our security systems could have a materially adverse impact on our
--------------------------------------------------------------------------------
business  and  operations.
-------------------------

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and client data stored in our information systems. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the willingness of clients to entrust their data to a third party outsourced service provider. Anyone who circumvents our security measures could misappropriate our exclusive information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could theoretically be introduced into our systems, or those of our clients or vendors, which could disrupt our products or services, or make our systems inaccessible to clients or vendors. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of exclusive information, such as personal data and credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business could be seriously impacted if they are not prevented.

We  have  an  incomplete  disaster  recovery  plan.
--------------------------------------------------

     A significant portion of our information systems are located in the VCC in Kuala Lumpur. We do not maintain a redundant site, although we are currently planning to do so. We are currently assessing a disaster recovery plan. Until the plan is completed, there are risks of localized telecommunications, Internet and systems failure.

Volatility  in  social,  political  and  economic conditions in the Asia-Pacific
--------------------------------------------------------------------------------
region  may  adversely  affect  our  business.
---------------------------------------------

     We derive and expect to continue to derive substantially all of our revenues from services conducted in or relating to the Asia-Pacific region.
Volatility in social, political and economic conditions in the region may interrupt, limit or otherwise affect our operations and services by affecting our physical operations, creating uncertainty regarding our operating climate and adversely affecting our ability to provide services.

     A downturn in general economic conditions in the Asia-Pacific region could materially adversely affect our business, financial condition and results of operations. Beginning in mid-1997, many countries in the region experienced significant economic problems. Recently, the economies in those countries have experienced some degrees of recovery, although there are now signs that growth rates are declining or turning negative. We cannot assure you that the current economic conditions in any of these countries can or will be sustained or that economic growth will continue.

We  may  become  subject  to  burdensome  government  regulations  and  legal
-----------------------------------------------------------------------------
uncertainties,  and  to  claims  involving  foreign  laws  and  regulations.
---------------------------------------------------------------------------

     We currently have employees, facilities and business operations established in Hong Kong, Singapore, Malaysia, Japan and the United States. We also anticipate having employees, facilities and operations in other countries and territories in the Asia-Pacific region, and offering services in numerous countries in the region regardless of whether we have a physical presence in such countries. As a result we are subject to the laws and the court systems of many jurisdictions. We may become subject to claims from private parties or foreign government agencies based in foreign jurisdictions for violations of their laws. International litigation is often expensive, time consuming and distracting. These claims could be particularly disruptive to our business.

     In addition, laws in these jurisdictions may be changed or new laws may be enacted in the future. Uncertainty and new laws and regulations in these jurisdictions could prevent or limit our ability to operate in certain of our markets, increase our costs of doing business and prevent us from providing our e-business services. Any restrictions could have a material adverse effect on our business, financial condition and results of operations. In addition, there are risks inherent in conducting business in multiple jurisdictions and internationally. These include:

     -    unexpected  changes  in  regulatory  requirements;

     -    challenges  in  staffing  and  managing  foreign  operations;

     -    differing  technological  standards;

     -    currency  fluctuations;

     -    employment  laws  and  practices  in  different  countries;

     -    imposition  of  currency  exchange  controls;  and

     -    potentially  adverse  tax  consequences.

     In addition, there can be no assurance that new laws and regulations, or interpretations of existing laws and regulations, will not restrict our ability to provide our services in the countries in which we operate or into which we intend to offer our services. Any such restrictions could have a material adverse effect on our business, financial condition and results of operations.

Currency  fluctuations  could decrease our revenue or increase costs relative to
--------------------------------------------------------------------------------
our  revenue.
------------

     Historically, most of our revenue has been earned in U.S. dollars and significant portions of our expenses and liabilities have been denominated in local foreign currencies. As a result, we will be subject to the effects of exchange rate fluctuations with respect to any of these currencies. We do not currently engage in currency hedging activities. Some of the countries or territories in which we currently operate or may operate in the future impose exchange controls. As a result, we may not be able to freely convert the relevant local currencies in the countries and territories in the Asia-Pacific region into U.S. dollars or freely convert U.S. dollars into the relevant local currencies in the countries and territories in the Asia-Pacific region. Any substantial currency fluctuation could adversely affect our business, financial condition and results of operations.

We  could  have  legal  liability  for communication on our procurement network.
-------------------------------------------------------------------------------

     We may be subject to legal claims relating to the content in our procurement network, or the downloading and distribution of such content. Claims could involve matters such as fraud, defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material.
Even if we were ultimately successful in our defense of these claims, any such litigation is costly and these claims could harm our reputation and business.

Our  corporate  charter  contains  anti-takeover  provisions.
------------------------------------------------------------

     In connection with our reincorporation in Delaware, we increased the number of shares of common stock authorized for issuance to 100,000,000. A proposal is currently before our stockholders that would increase the number to 200,000,000. The issuance of additional shares of common stock could have the effect of delaying, deferring or preventing a change in control, even if such change in control would be beneficial to our stockholders.

     The terms of certain provisions of our Certificate of Incorporation and Bylaws may have the effect of discouraging a change in control. Such provisions include the requirement that all stockholder action must be effected at a duly called annual meeting or special meeting of the stockholders and the requirement that stockholders follow an advance notification procedure for stockholder business to be considered at any meeting of stockholders.

We  have  incurred  significant  amounts  of  debt.
--------------------------------------------------

     We have incurred significant amounts of debt to finance our operations. We have assumed $2.25 million of NetCel360's debt (the "Bridge Loan"), which is repayable on December 31, 2001. Our assets in Malaysia secure this debt. In addition, we have issued $4.56 million in principal amount of Series A Convertible Notes (the "Series A Notes"), convertible at the holders' option to Series 3-A Convertible Preferred stock redeemable at 3 to 3.5 times par, and $4.25 million of Series B Exchangeable Notes (the "Series B Notes"), all of which are repayable on June 30, 2003. Series B notes are convertible, if not paid by February 15, 2002, into Series A Convertible Notes.

     Although we intend to discharge the Bridge Loan by causing it to be converted into our common stock, we believe it would be prudent for us to first obtain stockholder approval of the issuance of shares to discharge the Bridge Loan and of an amendment to our charter to increase the number of authorized shares. There can be no assurance that such approval will be obtained.

     The proceeds of the Series B Notes are being used to secure a standby letter of credit in favor of Gateway and may not be used for any other purpose. We intend to do a rights offering at a price of US$0.10 per common share or fund raising from third party investors, in the fourth quarter of 2001 to raise sufficient funds to repay the Series B Notes, but there can be no assurance that we will raise sufficient funds, or any funds, in such rights offering.

     We are in negotiations with certain current and prospective clients for cash funding during October 2001 in the amount of $2 to $4 million. These funds will provide operating capital until a rights offering to shareholders or fund raising from third party investors can be implemented in late 2001 or early 2002. There is, however, no assurance that the client funding will occur in the projected amount or in any amount, nor is there any assurance that we can raise significant additional capital in a rights offering to shareholders or fund raising from third party investors.

The  market  for  our  Common  Stock  may  be  illiquid.
-------------------------------------------------------

     The average daily volume of our registered common stock on the Nasdaq National Market System is currently less than 100,000 shares. There can be no assurance that volumes will increase or that holders of the shares will be able to sell their shares in a timely manner or at all.

We  may  not  be  able  to  maintain  our  listing  on  a  major  stock  market.
-------------------------------------------------------------------------------

     Although our common stock began trading on the Nasdaq National Market System on October 30, 2000, there is no assurance that we will continue to be listed on the Nasdaq National Market System. Our common stock is currently trading below $1.00 per share. We received a letter of delisting on July 24, 2001 for failing to maintain a trading price at or above $1.00 per share. We were granted an oral hearing on September 13, 2001 (the "Hearing") before a Nasdaq Listing Qualifications Panel (the "Panel") to appeal Nasdaq's determination, which was subsequently rescheduled by Nasdaq to September 28, 2001. Pending the Panel's decision, there will be a stay on the delisting of our Common Stock. On August 9, 2001, we received a letter from Nasdaq requesting that at the Hearing, we also address Nasdaq's determinations that (i) we failed to meet Nasdaq's minimum stockholders' equity and net tangible assets requirements, and (ii) our acquisition of substantially all of the assets of NetCel360 constitutes a reverse merger. We disagree with Nasdaq's determination that our acquisition of NetCel360 constitutes a reverse merger and have made submissions to Nasdaq refuting this determination. If the Panel determines that we are in violation of Nasdaq's rules, we will be required to submit a new listing application and meet all initial Nasdaq national market listing criteria. If we were required to reapply for Nasdaq national market listing as of today, we could not currently meet all of these listing requirements. While the listing of our stock does not have a direct effect on our operations, it has an effect on the perception of us among potential investors and can have an effect on our ability to raise additional funds.

We  may  be  required  to  restate  our  financial  statements.
--------------------------------------------------------------

     Our auditors, PricewaterhouseCoopers, have not completed their review of the financial statements in this Form 10-Q because they are not yet in a position to determine whether our acquisition of the assets of Netcel360 should be accounted for as an acquisition or as a reverse acquisition. We have prepared the financial statements in this Form 10-Q as if the acquisition of Netcel360 is an acquisition. If the Panel at the Hearing determines that our acquisition of NetCel360 constitutes a reverse merger, then it is highly likely that we will need to restate our financial statements to account for our acquisition of NetCel360 as a reverse merger.

Technology-related  companies  may  experience  volatility  in  stock  prices.
-----------------------------------------------------------------------------

     The stock market and especially the stock prices of technology companies have been very volatile. This volatility may not be related to the operating performance of the companies. The broad market volatility and industry volatility may reduce the price of our stock without regard to our operating performance. The market price of our stock could significantly decrease at any time due to this volatility. The uncertainty that results from such volatility can itself depress the market price of our stock.

Substantial  costs  of  any  securities  litigation  could  divert  our  limited
--------------------------------------------------------------------------------
resources.
---------

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We could become a target of similar securities litigation based upon the volatility of our stock in the marketplace. Litigation of this type could result in substantial costs and divert management's attention and resources.

Outstanding  convertible  debt  securities, warrants and options could result in
--------------------------------------------------------------------------------
potential  dilution  and  an  adverse  impact  on  additional  financing.
------------------------------------------------------------------------

     As of July 31, 2001, we had outstanding convertible debt securities, options and warrants to purchase an aggregate of approximately 124 million shares of Common Stock. This amount includes the Bridge Loan, Series A Notes, Series B Notes and warrants issued in connection with the Series B Notes, all of which are subject to stockholder approval before they may be exercised. In addition, we intend to propose for stockholder approval a stock option/stock issuance plan under which we may issue a number of shares of common stock equal to 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable).

     To the extent that such convertible debt, options and warrants are exercised, substantial dilution of the interests of our stockholders could result and the market price of the Common Stock may be materially adversely affected. For the life of the convertible debt, warrants and options, the holders will have the opportunity to profit from a rise in the price of the Common Stock. The existence of the convertible debt, warrants and options is likely to affect materially and adversely the terms on which we can obtain additional financing and the holders of the convertible debt, warrants and options can be expected to exercise them at a time when we would otherwise, in all likelihood, be able to obtain additional capital by an offering of our unissued capital stock on terms more favorable to us than those provided by the convertible debt, warrants and options.

Item 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     None.

                           PART II - OTHER INFORMATION

Item  1.     LEGAL  PROCEEDINGS

     There are currently no legal proceedings involving us, and none threatened against us. However, because of the rapidly changing environment surrounding our business, it is possible that disagreements will develop regarding business names, relationships, markets, technologies, and other subjects. Any future disagreement could lead to legal action.

Item  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the six months ended July 31, 2001, we purchased substantially all the assets of NetCel360 in exchange for up to 3,709,699 shares of our common stock. Of this amount, 2,774,213 shares were issued at the closing and the remaining 935,486 shares will be issued to NetCel360 six months following the closing, subject to hold back to satisfy NetCel360's indemnification obligations under the Acquisition Agreement. Also, 300,000 shares were cancelled in exchange for the cancellation of notes receivable from the sale of stock, warrants were converted to 87,912 shares of common stock of Vsource, and 759,352 shares of preferred stock were converted to common stock of the Company.

Item 3.  DEFAULTS  UPON  SENIOR  SECURITIES

         None.

Item 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         None.

Item 5.  OTHER  INFORMATION

         None.

Item 6.  EXHIBIT  AND  REPORTS  ON  FORM  8-K

         (a)  EXHIBITS:

  2.1(*)  Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of
          May 24, 2001.
  3.1(*)  Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
  3.2(*)  Bylaws incorporated herein by reference to Exhibit 3.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
  4.1(*)  Certificate of Designation of Series 2-A Convertible Preferred Stock incorporated herein by reference to Exhibit 4.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File
          No. 000-30326)
  4.2(*)  Certificate of Merger incorporated herein by reference to Exhibit 4.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
  4.3(*)  Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to
          Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-
          26563)
  4.4(*)  Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to
          Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-
          26563)
  4.5(*)  Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-
          K filed September 26, 2000 (SEC File No. 000-30326)
  4.6(*)  Form of Registration Rights Agreement incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
     4.7  Exchangeable Note and Warrant Purchase Agreement, dated as of July 12, 2001, by and among
          Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd and Purchasers named therein and form of
          Exchangeable Promissory Note
 10.1(*)  Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security
          National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
 10.2(*)  Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant,
          dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-
          KSB filed May 11, 2000 (SEC File No. 000-30326)
 10.3(*)  Promissory Note by Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
 10.4(*)  Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
          No. 000-30326)
 10.5(*)  Promissory Note by P. Scott Turner dated October 13, 2000 incorporated herein by reference to
          Exhibit 10.6 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)


 10.6(*)  Promissory Note by Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
          No. 000-30326)
 10.7(*)  Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
          No. 000-30326)
 10.8(*)  Promissory Note by P. Scott Turner dated September 18, 2000 incorporated herein by reference to
          Exhibit 10.9 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
 10.9(*)  Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
          No. 000-30326)
10.10(*)  Agreement and Plan of Merger dated as of December 14, 2000 incorporated herein by reference to
          Exhibit 10.11 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.11(*)  Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000
10.12(*)  Form of Warrant Holder Agreement with OTT Shareholders
10.13(*)  Form of Registration Rights Agreement with OTT Shareholders
10.14(*)  At Will Employment Agreement with Colin P. Kruger
10.15(*)  At Will Employment Agreement with Michael Shirman
10.16(*)  Office Lease between L.A.T. Investment Corporation and Online Transaction Technologies, Inc.
          dated March 7, 1999
10.17(*)  First Amendment to Lease between L.A.T. Investment Corporation dated February 1, 2000
10.18(*)  Alliance Agreement between Registrant and IBM dated September 18, 2000
10.19(*)  IBM PartnerWorld Agreement - International Basic General Terms between OTT and IBM
   10.20  Redacted Gateway Reseller Agreement
   10.21  Employment Agreements of Phillip Kelly
   10.22  Employment Agreements of Dennis Smith
   10.23  Employment Agreements of Jack Cantillon
   10.24  Employment Agreements of James Root
   10.25  Network Appliance Master Services Agreement dated December 19, 2000
 21.1(*)  Subsidiaries of the Registrant
 99.1(*)  Vsource, Inc. 2000 Stock Option Plan incorporated herein by reference to Exhibit 99.1 to
          Registrant's Form 10-QSB/A filed September 25, 2000 (SEC File No. 000-30326)

______________
*     Previously  filed  with  Securities  and  Exchange  Commission.


     (b)  REPORTS  ON  FORM  8-K

          1.   Report  on  Form  8-K  dated  June  27,  2001.
          2.   Report  on  Form  8-K  dated  July  13,  2001.
          3.   Report  on  Form  8-K  dated  July  17,  2001.
          4.   Report  on  Form  8-K  dated  August  13,  2001.
          5.   Report  on  Form  8-K  dated  August  24,  2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSOURCE,  INC.






By:  /s/  Phillip  E.  Kelly
  --------------------------

     Phillip  E.  Kelly
     Chief  Executive  Officer
     (Principal  Executive  Officer)



By:  /s/  Sandford  T.  Waddell
  -----------------------------

     Sandford  T.  Waddell
     Chief  Financial  Officer  and  Secretary
     (Principal  Accounting  Officer)



Date:  September  25,  2001

                                                  EXHIBIT INDEX



  2.1(*)  Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of
          May 24, 2001.
  3.1(*)  Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
  3.2(*)  Bylaws incorporated herein by reference to Exhibit 3.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
  4.1(*)  Certificate of Designation of Series 2-A Convertible Preferred Stock incorporated herein by reference to Exhibit 4.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File
          No. 000-30326)
  4.2(*)  Certificate of Merger incorporated herein by reference to Exhibit 4.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
  4.3(*)  Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to
          Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-
          26563)
  4.4(*)  Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to
          Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-
          26563)
  4.5(*)  Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-
          K filed September 26, 2000 (SEC File No. 000-30326)
  4.6(*)  Form of Registration Rights Agreement incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
     4.7  Exchangeable Note and Warrant Purchase Agreement, dated as of July 12, 2001, by and among
          Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd and Purchasers named therein and form of
          Exchangeable Promissory Note
 10.1(*)  Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security
          National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
 10.2(*)  Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant,
          dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-
          KSB filed May 11, 2000 (SEC File No. 000-30326)
 10.3(*)  Promissory Note by Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
 10.4(*)  Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
          No. 000-30326)
 10.5(*)  Promissory Note by P. Scott Turner dated October 13, 2000 incorporated herein by reference to
          Exhibit 10.6 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
 10.6(*)  Promissory Note by Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
          No. 000-30326)
 10.7(*)  Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
          No. 000-30326)
 10.8(*)  Promissory Note by P. Scott Turner dated September 18, 2000 incorporated herein by reference to
          Exhibit 10.9 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
 10.9(*)  Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
          No. 000-30326)
10.10(*)  Agreement and Plan of Merger dated as of December 14, 2000 incorporated herein by reference to
          Exhibit 10.11 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.11(*)  Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000
10.12(*)  Form of Warrant Holder Agreement with OTT Shareholders


10.13(*)  Form of Registration Rights Agreement with OTT Shareholders
10.14(*)  At Will Employment Agreement with Colin P. Kruger
10.15(*)  At Will Employment Agreement with Michael Shirman
10.16(*)  Office Lease between L.A.T. Investment Corporation and Online Transaction Technologies, Inc.
          dated March 7, 1999
10.17(*)  First Amendment to Lease between L.A.T. Investment Corporation dated February 1, 2000
10.18(*)  Alliance Agreement between Registrant and IBM dated September 18, 2000
10.19(*)  IBM PartnerWorld Agreement - International Basic General Terms between OTT and IBM
   10.20  Redacted Gateway Reseller Agreement
   10.21  Employment Agreements of Phillip Kelly
   10.22  Employment Agreements of Dennis Smith
   10.23  Employment Agreements of Jack Cantillon
   10.24  Employment Agreements of James Root
   10.25  Network Appliance Master Services Agreement--December 19, 2000
 21.1(*)  Subsidiaries of the Registrant
 99.1(*)  Vsource, Inc. 2000 Stock Option Plan incorporated herein by reference to Exhibit 99.1 to
          Registrant's Form 10-QSB/A filed September 25, 2000 (SEC File No. 000-30326)

______________
*     Previously  filed  with  Securities  and  Exchange  Commission.