Form 10-Q/A
period 2001-07-31
VSOURCE INC
filed 2001-10-04
CIK 1003226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

Explanatory Note

In the Company's Form 10-Q for the quarterly period ended July 31, 2001, the Company accounted for the acquisition of NetCel360 as an acquisition and not as a reverse merger. In this Amendment to the Form 10-Q the Company continues to account for the acquisition in this manner. Accordingly, all references to the following in the Company's Form 10-Q for the quarterly period ended July 31, 2001, have been deleted: (i) PricewaterhouseCoopers has not completed its review of the Company's financial statements as of and for the three and six month periods ended July 31, 2001, (ii) the Company has prepared such financial statements as if the acquisition of NetCel360 were an acquisition and not a reverse merger and (iii) it is highly likely that the Company would need to restate its financial statements in respect of its acquisition of Netcel360 to account for it as a reverse merger if a Nasdaq Listing Qualifications Panel determines that that the acquisition of Netcel360 constituted a reverse merger. In addition, descriptions of the oral hearing to be held in front of a Nasdaq Listing Qualifications Panel and the Company's arrangements with Gateway have been updated.

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

Basic loss available to
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

                                                        VSOURCE, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT



                                           Common Shares
                                      ----------------------     Additional         Deferred        Notes       Accumulated
                                         Stock      Amount     Paid-in-Capital    Compensation    Receivable      Deficit
                                      -----------  ---------  -----------------  --------------  ------------  -------------
Balance at January 31, 2000           15,807,171   $158,071   $     10,645,934   $  (1,780,817)  $  (178,798)  $ (9,804,904)
(Audited)
Issuance of notes related to
       issuance of stock                                                                            (248,000)
Conversion of preferred stock            661,057      6,610          2,804,999
Acquisition of OTT                     1,089,389     10,894          4,047,360
Issuance of common stock upon
     conversion of demand notes           65,654        657            163,480
Deemed non-cash dividend and
     beneficial conversion feature                                  14,495,884                                  (14,495,884)
Compensation related to:
     options granted for services                                   11,942,646      (6,684,383)
     warrants issued for services                                   10,966,310
Issuance of stock for services             8,250         83            319,216
Expired and forfeited options                                       (2,660,349)      2,660,349
Exercise of stock options                209,334      2,094          1,348,995
Exercise of warrants                      98,057        980               (980)
Net loss                                                                                                        (27,598,762)
                                      -----------  ---------  -----------------  --------------  ------------  -------------

Balance at January 31, 2001           17,938,912    179,389         54,073,495      (5,804,851)     (426,798)   (51,899,550)
(Audited)

Translation adjustments
Net loss                                                                                                        (11,616,552)
Beneficial conversion feature for
     preferred stockholders                                          2,095,428                                   (2,095,428)
Beneficial conversion feature on
     convertible debt                                                9,221,162
Conversion of preferred stock            759,352      7,594          1,991,434
Return of shares related to notes
     receivable-shareholder             (300,000)    (3,000)           (96,000)                      192,164
Acquisition of NetCel360               2,774,213     27,742            984,658
Compensation related to:
     options granted for services                                                      878,312
Expired and forfeited options                                       (4,236,107)      4,236,107
Exercise of warrants                      87,912        879               (879)
                                      -----------  ---------  -----------------  --------------  ------------  -------------

Balance at July 31, 2001 (Unaudited)  21,260,389   $212,604   $     64,033,191   $    (690,432)  $ (234,634))  $(65,611,530)
                                      ===========  =========  =================  ==============  ============  =============


                                          Other            Total
                                      Comprehensive    Shareholders'
                                          Income          Deficit
                                      --------------  ---------------
Balance at January 31, 2000                       --  $     (960,514)
(Audited)
Issuance of notes related to
       issuance of stock                                    (248,000)
Conversion of preferred stock                              2,811,609
Acquisition of OTT                                         4,058,254
Issuance of common stock upon
     conversion of demand notes                              164,137
Deemed non-cash dividend and
     beneficial conversion feature                                --
Compensation related to:
     options granted for services                          5,258,263
     warrants issued for services                         10,966,310
Issuance of stock for services                               319,299
Expired and forfeited options                                     --
Exercise of stock options                                  1,351,089
Exercise of warrants                                              --
Net loss                                          --     (27,598,762)
                                      --------------  ---------------

Balance at January 31, 2001                       --      (3,878,315)
(Audited)

Translation adjustments               $       26,443          26,443
Net loss                                                 (11,616,552)
     Comprehensive loss                                  (11,590,109)
                                                      ---------------
Beneficial conversion feature for
     preferred stockholders                                       --
Beneficial conversion feature on
     convertible debt                                      9,221,162
Conversion of preferred stock                              1,999,028
Return of shares related to notes
     receivable-shareholder                                   93,164
Acquisition of NetCel360                                   1,012,400
Compensation related to:
     options granted for services                            878,312
Expired and forfeited options                                     --
Exercise of warrants                                              --
                                      --------------  ---------------

Balance at July 31, 2001 (Unaudited)  $       26,443  $   (2,264,358)
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

     The Company has received letters from Nasdaq stating that Nasdaq has determined that the Company's acquisition of Netcel360 constituted a reverse merger. The Company disagrees with Nasdaq's determination and has made a submission to Nasdaq refuting this determination. The Company's oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel") was held on September 28, 2001 to, inter alia, appeal this determination. The Company was informed that the Panel will render its decision within 30 days after the hearing.


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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

Series  B  Exchangeable  Notes

     On July 12, 2001, the Company issued approximately $4.25 million in principal amount of Series B Exchangeable Notes pursuant to an Exchangeable Note and Warrant Purchase Agreement. The Series B Exchangeable Notes bear interest at 10% per annum and mature, unless otherwise paid or discharged, on June 30, 2003. The Company may only use the proceeds from the Series B Exchangeable Notes to post a deposit (the "Deposit") with a commercial bank which will support a letter of credit (the "Letter of Credit") for Gateway Manufacturing, Inc. ("Gateway") under the Reseller Agreement, to otherwise provide certain types of credit support for the benefit of Gateway under the Reseller Agreement or to pay fees and expenses relating to the Series B Exchangeable Notes and warrants, the letter of credit for Gateway or other credit support. The Series B Exchangeable Notes must be repaid if and to the extent that: (i) the proceeds from the sale of the Series B Exchangeable Notes and warrants are no longer needed for credit support under the Reseller Agreement with Gateway (including if the Deposit is no longer required as a result of the termination or expiration of the Reseller Agreement); or (ii) the Company raises more than $6 million as a result of (x) the issuance and sale of Series A Convertible Notes for cash or (y) the offering by the Company of common stock by way of a rights offering to its stockholders or sales of Series A Convertible Notes, in which case the amount in excess of $6 million will be used to repay the Series B Exchangeable Notes. The Company has signed a memorandum of understanding with an affiliate of Gateway which provides for, inter alia, the termination of the Reseller Agreement upon execution of a definitive agreement to provide warranty support services to Gateway and its affiliates. Under the terms of the Reseller Agreement, termination thereof would result in the termination of the letter of credit for Gateway, which would result in the release of the Deposit for repayment to holders of the Series B Exchangeable Notes (See Note 10. - Subsequent Events).


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

     As of July 31, 2001 there were 21,260,389 common shares outstanding, including the yet unconverted common shares of Online Transaction Technologies, Inc. There were also 1,703,741 shares of Series 1-A Convertible Preferred Stock and 1,330,675 shares of Series 2-A Convertible Preferred Stock outstanding as of this date. If all outstanding convertible debt, warrants, and options are converted to common stock, and if all currently outstanding convertible preferred stock is converted in accordance with the anti-dilution features of those securities, the Company estimates that approximately 160 million shares of common stock would be outstanding. Although this number exceeds the current authorized limit of 100 million shares of common stock, most of the potential increase is based on convertible note conversions and warrant exercises that are contingent upon shareholder approval of either (i) a 1:15 reverse split of outstanding common stock and a subsequent increase of authorized shares of common stock to 200 million or (ii) no reverse split of outstanding common stock and a subsequent increase of authorized shares of common stock to 500 million.


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
                                    ----------
                                    $1,501,596
                                    ==========

     -    LEGAL

     None.


10.  SUBSEQUENT  EVENTS


     The Company received earlier correspondence from the Nasdaq Stock Market, Inc. ("Nasdaq") of its determination that Vsource had failed to comply with the requirement that its minimum bid price be higher than $1.00 for the continued listing of its shares of Common Stock on the Nasdaq National Market System ("Nasdaq NMS") and was subject to delisting from the Nasdaq NMS at the opening of business on August 1, 2001. The Company's oral hearing (the "Hearing") before a Nasdaq Listing Qualifications Panel (the "Panel") to appeal Nasdaq's determination was held on September 28, 2001. The Company was informed that the Panel will render its decision within 30 days after the hearing. Pending the Panel's decision, there will be a stay on the delisting of the Common Stock. On August 9, 2001, the Company received a letter from Nasdaq requesting that at the Hearing, the Company also address Nasdaq's determinations that (i) the Company failed to meet Nasdaq's minimum stockholders' equity and net tangible assets requirements, and (ii) the Acquisition constituted a reverse merger and the Company had therefore failed to submit an application for listing and to meet all initial inclusion requirements for a listing on the Nasdaq NMS. (See Note 1)

     At the Hearing, the Company presented a plan for addressing the minimum bid price requirement, which may include a reverse split of the outstanding shares of common stock of the Company, subject to approval of its stockholders at the upcoming annual stockholders meeting in November 2001. In addition, the Company addressed the other points raised by Nasdaq in their letter of August 9, 2001. There can be no assurance that the Company will be successful in any or all of these matters. See "Risks Related to the Company's Business-We may not be able to maintain our listing on a major stock market."

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001

     On September 26, 2001, the Company announced that it had entered a non-binding memorandum of understanding with an affiliate of Gateway Inc. that appoints the Company as the exclusive service and support provider for existing Gateway customers in Hong Kong, Malaysia, Singapore, Japan, Australia, New Zealand, and other Asia-Pacific countries. Gateway had announced in August 2001 that it would close all of its company-owned operations in these countries. The services, which are expected to begin on Nov. 1, 2001, will have a term of three years. In addition, following Gateway's announcements regarding the closure of its operations in the Asia-Pacific region, the Company, which was Gateway's exclusive reseller in Hong Kong and Singapore, halted all sales of Gateway products in those markets. Along with closing Gateway stores in Hong Kong and Singapore, the Company has reassigned or reduced staff associated with its reseller operations. Gateway has notified the Company that it wishes to terminate their reseller agreement. The Company and Gateway have agreed in their memorandum of understanding that upon executing the definitive agreement, they will terminate the reseller agreement and release each other from all claims arising from the termination of the reseller agreement. The memorandum of understanding is subject to negotiation and execution of a definitive agreement. There can be no assurance that such definitive agreement will be successfully negotiated or executed, or that if executed will have terms consistent with the memorandum of understanding or will be favorable to the Company. See "Risks Related to the Company's Business--We expect to generate a substantial part of our revenues from one client."

     The Company has received letters from Nasdaq stating, inter alia, that Nasdaq has determined that the Company's acquisition of Netcel360 constituted a reverse merger. The Company disagrees with Nasdaq's determination and has made a submission to Nasdaq refuting this determination. The Company's oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel") was held on September 28, 2001 to, inter alia, appeal this determination. The Company was informed that the Panel will render its decision within 30 days after the hearing.


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

     On July 24, 2001, we announced that we had received a notice from the Nasdaq Stock Market, Inc. ("Nasdaq'') of its determination that we had failed to comply with the requirement that our minimum bid price be higher than $1.00 for the continued listing of its shares of Common Stock on the Nasdaq National
Market System ("Nasdaq NMS"), as set forth in Nasdaq's Marketplace Rule No. 4450(a)(5). Pursuant to Marketplace Rule No. 4310(c)(8)(B). We were notified that our common stock would be subject to delisting from the Nasdaq NMS at the opening of business on August 1, 2001. (See Notes to Consolidated Financial Statements - Note 10 Subsequent Events)

     In accordance with Nasdaq's Marketplace Rule No. 4815(b), we requested an oral hearing before a Nasdaq Listing Qualifications Panel to appeal Nasdaq's determination. Such hearing was held on September 28, 2001. We were informed that the Panel will render its decision within 30 days after the hearing. Nasdaq advised us that, pending the Panel's decision, there will be a stay on the delisting of our Common Stock.

     On August 9, 2001, we received a letter from Nasdaq requesting that at the hearing, we also address Nasdaq's determinations that we had failed to meet Nasdaq's minimum stockholders' equity and net tangible assets requirements, and that our acquisition of the assets of NetCel360 constituted a reverse merger and we had therefore failed to submit an application for listing and to meet all initial inclusion requirements for a listing on the Nasdaq NMS. At the oral hearing, we presented a plan for addressing the minimum bid price requirement, which may include a reverse split of the outstanding shares of our common stock, subject to approval of our stockholders at the upcoming annual stockholders meeting in November 2001. In addition, we addressed the other points raised by Nasdaq. There can be no assurance that we will be successful in any or all of these matters. See "Risks Related to the Company's Business-We may not be able to maintain our listing on a major stock market."


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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our major source of funds from the date of inception through July 31, 2001, has been from sale of equity and debt securities. Our principal sources of cash and cash equivalents for the six months ended July 31, 2001, other than from investor funds, were from funds received from approximately $1.1 million of revenues related to the resale of Gateway products, Business Process Outsourcing service contracts, and other small contracts, in addition to small amounts of interest income, and certain non-recurring items, however, we also incurred substantial expenses which resulted in a net loss for the six months ended July 31, 2001.While we expect to generate more significant revenues in the future, we are currently dependent primarily on investor funds.

     At August 31, 2001, we had cash balances of approximately $1,967,000, not including $4,000,000 of cash on deposit in support of a letter of credit. We have signed a memorandum of understanding with Gateway which provides for, inter alia, the termination of our reseller agreement with Gateway upon execution of a definitive agreement to provide warranty support services to Gateway. Under the terms of the reseller agreement, termination thereof would result in the termination of the letter of credit, which would result in the release of such deposit for repayment to holders of our Series B Exchangeable Notes (See Note 3, Convertible Notes Payable. The $4,000,000 of cash on deposit is repayable to holders of Series B Exchangeable Notes if the Gateway reseller agreement is terminated.) There can be no assurances that we will continue generating additional revenue from clients. We have implemented cash conservation measures. Without additional capital or revenues, we believe we can continue operations, with minimum cash reserves, through November 2001. We are in negotiations with investors and certain current and prospective clients for cash funding during October 2001 in the amount of $2 to $4 million. These funds will provide operating capital until a rights offering to shareholders or fundraising from third party investors can be implemented in late 2001 or early 2002. There is, however, no assurance that the client funding will occur in the projected amount or in any amount, nor is there any assurance that we can raise significant additional capital in a rights offering to our shareholders or fundraising from third party investors.

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

We  may  not  be  able  to  obtain  sufficient  funds  to  meet  our  operating
-------------------------------------------------------------------------------
requirements.
------------

     Our major source of funds from the date of inception through July 31, 2001, has been from sale of equity and debt securities. Our principal sources of cash and cash equivalents for the six months ended July 31, 2001, other than from investor funds, were from revenues related primarily to the resale of Gateway products, however, we also incurred substantial expenses which resulted in a net loss for the six months ended July 31, 2001. In connection with Gateway's closing down of its operations in the Asia-Pacific region, we have halted all sales of Gateway products in Hong Kong and Singapore and do not anticipate revenue in the future from the sale of Gateway products (see "We may generate a
                                                             -------------------
substantial  part  of  our  revenues  from  one  client").
--------------------------------------------------------

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

     Since July 1, 2001, we have derived a substantial majority of our revenues from our relationship with one client, Gateway. On August 28, 2001, Gateway announced that it was immediately closing all of its company-owned operations in Malaysia, Singapore and other countries in the Asia-Pacific region. Gateway subsequently informed us that it could not guarantee a supply of computer products under our reseller agreement with Gateway. Accordingly, we halted all sales of Gateway products in Hong Kong and Singapore. In addition to closing Gateway stores in those markets, we reassigned or reduced staff associated with our Gateway reseller operations.

     On September 26, 2001, we announced that we had entered a non-binding memorandum of understanding with Gateway that appoints us as the exclusive service and support provider for existing Gateway customers in Hong Kong, Malaysia, Singapore, Japan, Australia, New Zealand, and other Asia-Pacific countries. We expect that the revenues generated from such services will constitute a significant majority of our revenues. The memorandum of understanding is subject to negotiation and execution of a definitive agreement. There can be no assurance that such definitive agreement will be successfully negotiated or executed, or that if executed will have terms consistent with the memorandum of understanding or will be favorable to us.


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

     The proceeds of the Series B Notes are being used to secure a standby letter of credit in favor of Gateway and may not be used for any other purpose. We have signed a memorandum of understanding with Gateway which provides for, inter alia, the termination of our reseller agreement with Gateway upon execution of a definitive agreement to provide warranty support services to Gateway. Under the terms of the reseller agreement, termination thereof would result in the termination of the letter of credit, which would result in the release of such deposit for repayment to holders of our Series B Notes. If such letter of credit is not terminated, then we intend to do a rights offering at a price of US$0.10 per common share or fund raising from third party investors, in the fourth quarter of 2001 to raise sufficient funds to repay the Series B Notes, but there can be no assurance that we will raise sufficient funds, or any funds, in such rights offering.

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

We  may  not  be  able  to  maintain  our  listing  on  a  major  stock  market.
-------------------------------------------------------------------------------

     Although our common stock began trading on the Nasdaq National Market System on October 30, 2000, there is no assurance that we will continue to be listed on the Nasdaq National Market System. Our common stock is currently trading below $1.00 per share. We received a letter of delisting on July 24, 2001 for failing to maintain a trading price at or above $1.00 per share. Our oral hearing before a Nasdaq Listing Qualifications Panel (the "Panel") to appeal Nasdaq's determination was held on September 28, 2001. We were informed that the Panel will render its decision within 30 days after the hearing. Pending the Panel's decision, there will be a stay on the delisting of our Common Stock. On August 9, 2001, we received a letter from Nasdaq requesting that at the Hearing, we also address Nasdaq's determinations that (i) we failed to meet Nasdaq's minimum stockholders' equity and net tangible assets requirements, and (ii) our acquisition of substantially all of the assets of NetCel360 constitutes a reverse merger. We disagree with Nasdaq's determination that our acquisition of NetCel360 constitutes a reverse merger and have made submissions to Nasdaq refuting this determination. If the Panel determines that we are in violation of Nasdaq's rules, we will be required to submit a new listing application and meet all initial Nasdaq national market listing criteria. If we were required to reapply for Nasdaq national market listing as of today, we could not currently meet all of these listing requirements. While the listing of our stock does not have a direct effect on our operations, it has an effect on the perception of us among potential investors and can have an effect on our ability to raise additional funds.

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

______________
*     Previously  filed  with  Securities  and  Exchange  Commission.


     (b)  REPORTS  ON  FORM  8-K

          1.   Report  on  Form  8-K  dated  June  27,  2001.
          2.   Report  on  Form  8-K  dated  July  13,  2001.
          3.   Report  on  Form  8-K  dated  July  17,  2001.
          4.   Report  on  Form  8-K  dated  August  13,  2001.
          5.   Report  on  Form  8-K  dated  August  24,  2001.
          6.   Report  on  Form  8-K  dated  September  28,  2001.

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


VSOURCE,  INC.






By:  /s/  Phillip  E.  Kelly
  --------------------------

     Phillip  E.  Kelly
     Chief  Executive  Officer
     (Principal  Executive  Officer)



By:  /s/  Sandford  T.  Waddell
  -----------------------------

     Sandford  T.  Waddell
     Chief  Financial  Officer
     (Principal  Accounting  Officer)


Date:  October 4,  2001

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