Form 10-Q
period 2001-10-31
VSOURCE INC
filed 2001-12-07
CIK 1003226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

                                       OR

[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                           --------  ---------
                         COMMISSION FILE NO.: 000-30326

                                  VSOURCE, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      77-0557617
    (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

      5740 RALSTON STREET, SUITE 110
           VENTURA, CALIFORNIA                            93003
  (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code:  (805) 677-6720

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.     Yes  X   No
                             ---    ---

Number of shares of common stock outstanding as of December 6, 2001 21,431,394 Number of shares of Series 1-A Convertible Preferred Stock
 outstanding as of December 6, 2001                                    1,703,741
Number of shares of Series 2-A Convertible Preferred Stock
 outstanding as of December 6, 2001                                    1,174,669

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item  1.     FINANCIAL  STATEMENTS                                             3
Item  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION  AND  RESULTS  OF  OPERATIONS                        22
Item  3.     QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      42

                          PART II - OTHER INFORMATION

Item  1.     LEGAL  PROCEEDINGS                                               42
Item  2.     CHANGES  IN  SECURITIES                                          42
Item  3.     DEFAULTS  UPON  SENIOR  SECURITIES                               43
Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY HOLDERS       43
Item  5.     OTHER  INFORMATION                                               43
Item  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                            43
SIGNATURES                                                                    44

PART I - FINANCIAL INFORMATION

                                  VSOURCE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                          October 31, 2001    January 31, 2001
                                         ------------------  ------------------
CURRENT ASSETS                              (Unaudited)          (Audited)
  Cash                                   $         652,177   $       5,360,525
  Restricted cash                                   49,011              47,737
  Restricted cash, letter of credit              4,000,000                  --
  Accounts receivable                              885,071               4,200
  Notes receivable-related parties                      --             150,000
  Other receivables                                173,103                  --
  Prepaid expenses                                 919,585             103,687
                                         ------------------  ------------------
        Total current assets                     6,678,947           5,666,149

PROPERTY AND EQUIPMENT
  Equipment and fixtures                         8,740,532           1,099,628
       Less: accumulated depreciation           (1,067,114)           (167,283)
                                         ------------------  ------------------
            Property and Equipment, net          7,673,418             932,345

OTHER ASSETS
  Goodwill                                              --           4,592,863
  Notes receivable-related parties                      --              50,000
  Other assets                                       8,899              19,559
                                         ------------------  ------------------

TOTAL ASSETS                             $      14,361,264   $      11,260,916
                                         ==================  ==================


             LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                        $       2,507,527   $         598,717
  Accrued expenses                                3,922,942             311,686
  Convertible notes payable                       4,251,500                  --
  Accrued contingent interest on
   convertible debt                             (2,377,485)                  --
  Notes payable                                   2,250,000                  --
                                         ------------------  ------------------

          Total Current Liabilities              10,554,484             910,403


  The accompanying notes are an integral part of these consolidated financial statements.

                                  VSOURCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                            October 31, 2001    January 31,2001
                                                           ------------------  -----------------
                                                              (Unaudited)          (Audited)
LONG TERM LIABILITIES
  Convertible Notes Payable                                        4,558,056                 --
  Accrued contingent interest on convertible debt                 (3,875,151)                --
  Accrued interest and other payables                                165,187                 --

                                                           ------------------  -----------------
          Total Long Term Liabilities                                848,092                 --

  COMMITMENTS AND CONTINGENCIES                                            -                  -

  PREFERRED STOCK
  Preferred Stock Series 1-A ($0.01 par value, 2,802,000
  shares authorized; 1,703,741 and 2,437,354 shares
  issued and outstanding as of October 31, 2001 and
  January 31, 2001, respectively)
  (Aggregate liquidation value is $4,259,353)                      4,150,774          5,984,802

  Preferred Stock Series 2-A ($0.01 par value, 1,672,328
  shares authorized; 1,330,675 and 1,375,917 shares
  issued and outstanding as of October 31, 2001 and
  January 31, 2001, respectively)
  (Aggregate liquidation value is $8,529,627)                      8,072,591          8,244,026
                                                           ------------------  -----------------

          Total Preferred Stock                                   12,223,365         14,228,828

  SHAREHOLDERS' DEFICIT
  Common stock ($0.01 par value, 100,000,000
  shares authorized; 21,275,389 and 17,938,912 shares
  issued and outstanding as of October 31, 2001 and
  January 31, 2001, respectively)                                    212,754            179,389

  Common stock additional paid-in-capital                         64,025,108         54,073,495
  Deferred compensation                                              (86,667)        (5,804,851)
  Accumulated deficit                                            (73,462,500)       (51,899,550)
  Other comprehensive income                                          46,628                 --
  Less:  Note receivable from sale of stock                               --           (426,798)
                                                           ------------------  -----------------

          Total Shareholders' Deficit                             (9,264,677)        (3,878,315)
                                                           ------------------  -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                $      14,361,264   $     11,260,916
                                                           ==================  =================


  The accompanying notes are an integral part of these consolidated financial statements.

                                  VSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            For the three months ended
                                                        October 31, 2001    October 31, 2000
                                                       ------------------  ------------------

Revenue                                                $       2,400,566   $         151,500
Cost of sales                                                  2,411,627                  --
                                                       ------------------  ------------------

Gross (loss) profit                                              (11,061)            151,500

Selling, general and administrative expenses
  (including $2,924 and $1,168,952 of stock-based
  compensation for the three months ended October 31,
  2001 and 2000, respectively)                                 4,669,646           2,017,562

Research and development expenses
  (including $29,575 and $1,210,201 of stock-based
  compensation for the three months ended October 31,
  2001 and 2000, respectively)                                    56,179           4,004,459
                                                       ------------------  ------------------


Loss from operations                                          (4,736,886)         (5,870,521)


Interest income                                                   29,708              36,023
Interest expense                                              (3,131,580)             (3,698)
                                                       ------------------  ------------------

Loss before income taxes                                      (7,838,758)         (5,838,196)
Provision for income taxes                                        12,212                  --
                                                       ------------------  ------------------

Net loss                                               $      (7,850,970)  $      (5,838,196)
                                                       ==================  ==================
Net loss available
        to common shareholders                         $      (7,850,970)  $     (13,465,683)
                                                       ==================  ==================
Basic and diluted weighted average number of
        common shares outstanding                             21,272,943          15,969,038
                                                       ------------------  ------------------

Basic and diluted net loss per share
        available to common shareholders                           (0.37)              (0.84)
                                                       ==================  ==================


    The accompanying notes are an integral part of these consolidated financial statements.

                                  VSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the nine months ended
                                                       October 31, 2001    October 31, 2000
                                                      ------------------  ------------------

Revenue                                               $       3,548,592   $         214,000
Cost of sales                                                 3,794,422                  --
                                                      ------------------  ------------------

Gross (loss) profit                                            (245,830)            214,000

Selling, general and administrative expenses
  (including $81,972 and $6,617,357 of stock-based
  compensation for the nine months ended October 31,
  2001 and 2000, respectively)                                8,200,389           9,746,801

Research and development expenses
  (including $828,839 and $3,031,209 of stock-based
  compensation for the nine months ended October 31,
  2001 and 2000, respectively)                                3,097,844           9,087,797

Impairment of goodwill                                        4,078,872                  --
                                                      ------------------  ------------------

Loss from operations                                        (15,622,935)        (18,620,598)

Interest income                                                 105,356              95,603
Interest expense                                             (3,934,072)            (11,096)
                                                      ------------------  ------------------

Loss before income taxes                                    (19,451,651)        (18,536,091)
Provision for income taxes                                       15,871               1,600
                                                      ------------------  ------------------

Net loss                                                    (19,467,522)  $     (18,537,691)
                                                      ==================  ==================

Net loss available
        to common shareholders (Note 8)                     (21,562,950)  $     (33,033,575)
                                                      ==================  ==================

Basic and diluted weighted average number of
        common shares outstanding                            19,743,234          15,869,895
                                                      ------------------  ------------------

Basic and diluted net loss per share
        available to common shareholders                          (1.09)              (2.08)
                                                      ==================  ==================


    The accompanying notes are an integral part of these consolidated financial statements.

                                              VSOURCE, INC.
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                                                           Additional
                                                   Common Shares            Paid-in-      Deferred           Notes
                                               Stock           Amount       Capital     Compensation      Receivable
                                         ------------------------------------------------------------------------------
Balance at January 31, 2000                   15,807,171   $     158,071   $10,645,934   $ (1,780,817)  $     (178,798)
(Audited)
Issuance of notes related to
      issuance of stock                                                                                       (248,000)
Conversion of preferred stock                    661,057           6,610     2,804,999
Acquisition of OTT                             1,089,389          10,894     4,047,360
Issuance of common stock upon
     conversion of demand notes                   65,654             657       163,480
Deemed non-cash dividend and
     beneficial conversion feature                                          14,495,884
Compensation related to:
      options granted for services                                          11,942,646     (6,684,383)
      warrants issued for services                                          10,966,310
Issuance of stock for services                     8,250              83       319,216
Expired and forfeited options                                               (2,660,349)     2,660,349
Exercise of stock options                        209,334           2,094     1,348,995
Exercise of warrants                              98,057             980          (980)
Net loss
                                         ------------------------------------------------------------------------------

Balance at January 31, 2001
 (Audited)                                    17,938,912         179,389    54,073,495     (5,804,851)        (426,798)
Translation adjustments
Net loss
     Comprehensive loss

Deemed non-cash dividend  and
 beneficial conversion feature                                               2,095,428
Beneficial conversion feature on
convertible debt                                                             9,780,445
Conversion of preferred stock                    759,352           7,594     1,991,434
Return of shares related to notes
      receivable-shareholder                    (300,000)         (3,000)      (96,000)                        426,798
Acquisition of NetCel360                       2,774,213          27,742       984,658
Acquisition of Domain name                        15,000             150         3,900
Compensation related to:
      options granted for services                                                            910,811
Expired and forfeited options                                               (4,807,373)     4,807,373
Exercise of warrants                              87,912             879          (879)
                                         ------------------------------------------------------------------------------

Balance at October 31, 2001                   21,275,389   $     212,754   $64,025,108   $    (86,667)  $            -
(Unaudited)
                                         ==============================================================================


                                                                   Other          Total
                                                 Accumulated   Comprehensive  Shareholders'
                                                   Deficit         Income        Deficit
                                         --------------------------------------------------
Balance at January 31, 2000 (Audited)    $         (9,804,904)          --    $   (960,514)
Issuance of notes related to
      issuance of stock                                                           (248,000)
Conversion of preferred stock                                                    2,811,609
Acquisition of OTT                                                               4,058,254
Issuance of common stock upon
     conversion of demand notes                                                    164,137
Deemed non-cash dividend and
     beneficial conversion feature                (14,495,884)                          --
Compensation related to:
      options granted for services                                               5,258,263
      warrants issued for services                                              10,966,310
Issuance of stock for services                                                     319,299
Expired and forfeited options                                                           --
Exercise of stock options                                                        1,351,089
Exercise of warrants                                                                   --
Net loss                                          (27,598,762)          --     (27,598,762)
                                         --------------------------------------------------

Balance at January 31, 2001
 (Audited)                                        (51,899,550)          --      (3,878,315)
Translation adjustments                                             46,628          46,628
Net loss                                          (19,467,522)                 (19,467,522)
                                                                              -------------
     Comprehensive loss                                                        (19,420,894)

Deemed non-cash dividend  and
 beneficial conversion feature                     (2,095,428)                          --
Beneficial conversion feature on
convertible debt                                                                 9,780,445
Conversion of preferred stock                                                    1,999,028
Return of shares related to notes
      receivable-shareholder                                                       327,798
Acquisition of NetCel360                                                         1,012,400
Acquisition of Domain name                                                           4,050
Compensation related to:
      options granted for services                                                 910,811
Expired and forfeited options                                                           --
Exercise of warrants                                                                    --
                                         --------------------------------------------------

Balance at October 31, 2001              $        (73,462,500)     $46,628    $ (9,264,677)
(Unaudited)
                                         ==================================================


    The accompanying notes are an integral part of these consolidated financial statements.

                                  VSOURCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             For the nine months ended
                                                        October 31, 2001  October 31, 2000
                                                        ----------------  ----------------

Increase (decrease) in cash:
Cash flows from operating activities:
    Net loss                                           $     (19,467,522)  $  (18,537,691)
    Adjustments to reconcile net loss to
        net cash used by operating activities:
    Depreciation and amortization                              1,662,107          104,517
    Interest income                                              (64,997)              --
    Bad debt                                                      25,807               --
    Impairment of fixed assets                                   741,925               --
    Impairment of goodwill                                     4,078,872               --
    Compensation expense on stock options granted                910,812        3,775,099
    Compensation expense stock issued                                 --          164,656
    Compensation expense for warrants granted                         --        5,708,810
    Interest expense                                           3,527,809               --
    Write-off of notes receivable                                586,360               --
     Changes in assets and liabilities:
    Accounts receivable                                         (355,483)        (191,500)
    Employee receivables                                              --         (124,055)
    Other receivables                                           (173,103)              --
    Prepaid expenses                                            (351,743)        (148,383)
    Other assets                                                     687               --
    Accounts payable                                             495,500          119,345
    Accrued expenses                                             961,956          (21,850)
                                                       ------------------  ---------------
            Net cash used in operating activities             (7,421,013)      (9,151,052)

Cash flows from investing activities:
    Acquisition of capitalized software/intangibles               (5,000)        (115,540)
    Acquisition of property and equipment                       (470,292)        (463,269)
    Proceeds from sale of property and equipment                  44,191               --
    Advances to related parties                                       --         (248,000)
    Acquisition of NetCel360                                    (105,593)              --
    Letter of credit                                          (4,000,000)              --
                                                       ------------------  ---------------
            Net cash used in investing activities             (4,536,694)        (826,809)

Cash flows from financing activities:
    Proceeds from issuance of common stock                            --        2,144,034
    Proceeds from issuance of preferred stock                         --       10,889,828
    Proceeds from borrowings and convertible debt              7,447,761               --
    Repayment of borrowings                                     (200,000)              --
                                                       ------------------  ---------------

            Net cash provided by financing activities          7,247,761       13,033,862

Effect of exchange rates on cash                                   2,872               --
                                                       ------------------  ---------------

Net (decrease) increase in cash                               (4,707,074)       3,056,001
                                                       ------------------  ---------------

Cash at beginning of period                                    5,408,262        5,207,167
                                                       ------------------  ---------------
Cash at end of period                                  $         701,188   $    8,263,168
                                                       ==================  ===============


    The accompanying notes are an integral part of these consolidated financial statements.

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001


1.   NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING PRINCIPLES

     Vsource, Inc. ("the Company") is a provider of business process outsourcing and distribution services to companies, including Fortune 500 and Global 500 companies, operating across multiple markets in the Asia-Pacific region. The Company offers sophisticated outsourcing systems and solutions, along with core administrative, sales and distribution functions. The Company helps its clients to minimize the costs and complexities of doing business in Asia-Pacific across the multiplicity of cultural and regulatory factors that exist in these markets.

     The Vsource  suite  of  services  includes:

  - Business process outsourcing (or "BPO") services such as customer relationship management, financial and payroll services, supply chain management, globalization services and proprietary transaction solutions for public and private exchanges to support our clients as they move to outsourcing; and

  - Distribution services such as sales, marketing, market research and operations, to support the sales of the Company's clients' products and services.

     The Company delivers its services to support its clients' operations in most major markets across the Asia-Pacific region, including Hong Kong, Malaysia, Singapore, Japan, China, Australia, New Zealand, Korea, and the Philippines from a single shared services operating center, known as the Vsource Customer Center, in Kuala Lumpur, Malaysia.

     The interim consolidated financial statements as of October 31, 2001 have been prepared by Vsource, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the consolidated balance sheets, consolidated operating results, and consolidated cash flows for the period presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The consolidated balance sheet at January 31, 2001 has been derived from the audited consolidated financial statements at that date. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended January 31, 2001 (File No. 000-030326).

FUTURE  FUNDING

     The Company's major source of funds from the date of inception through October 31, 2001, has been from sale of equity and debt securities. Its principal sources of cash and cash equivalents for the nine months ended October 31, 2001, other than from investor funds, were from funds received from approximately $3.5 million of revenues related primarily to the resale of Gateway products; however, we also incurred substantial expenses. Of the $3.5 million, $0.9 million of revenue was in accounts receivable as of October 31, 2001. As of November 1, 2001, we terminated all of our reseller arrangements with Gateway and ceased selling Gateway products in Hong Kong and Singapore. Subsequent to October 31, 2001 we received an advance payment from Gateway in the amount of $3.0 million in connection with our engagement as Gateway's exclusive provider of warranty support services for their products in the Asia-Pacific region. We believe these funds will provide operating capital until a fund raising from shareholders or third party investors can be implemented in late 2001 or early 2002. At November 30, 2001, the Company had cash balances of approximately $6.1 million, of which $4.05 million is restricted.

     There can be no assurances that the Company will continue generating additional revenue from clients. The Company has implemented cash conservation measures. There is, however, no assurance that the client funding will occur in the projected amount or in any amount, nor is there any assurance that the Company can raise significant or any additional capital in a fund raising from its shareholders or other third party investors.

     Should the Company not obtain adequate future funding, there exists substantial doubt about the Company's ability to continue as a going concern and, therefore, its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the entity is unable to continue as a going concern.

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

PRINCIPLES  OF  CONSOLIDATION

     The consolidated financial statements include the accounts of Vsource, Inc. and its wholly owned subsidiaries Virtual Source, Inc., Online Transaction Technologies, Inc. ("OTT"), Vsource (USA) Inc., Vsource (CI) Ltd, Vsource Services Limited, Vsource (Asia) Limited, Vsource (Malaysia) Sdn Bhd (formerly NetCel360 Sdn Bhd), Vsource Services (M) Sdn Bhd (formerly NetCel360 Services (Malaysia) Sdn Bhd), Vsource (Singapore) Pte Ltd, Vsource Distribution (Singapore) Pte Ltd, and Vsource (Japan) Ltd. Significant intercompany accounts have been eliminated, including the reversal of intercompany revenues and expenses.

RECENT  PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141("FAS No. 141"), Business Combinations and No. 142 ("FAS No. 142"), Goodwill and Other Intangible Assets. FAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets will continue to be amortized over their useful lives, (but with no maximum life). The amortization provisions of FAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS No. 142 effective January 1, 2002. The Company is currently evaluating the effect that the adoption of the provisions of FAS No. 142, that are effective January 1, 2002, will have on its results of operations and financial position.

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

     Revenues provided by Web based auction services are accounted for in accordance with the Financial Accounting Standards Board issued EITF00-3, which provides guidance on applying generally accepted accounting principles for recognizing revenues. There are no further revenue from Web based auction services for the nine months ended October 31, 2001.

Gateway Reseller Agreement
--------------------------

     Revenue under the Reseller Agreement dated as of July 1, 2001 (the "Reseller Agreement") between Vsource (CI) Ltd (formerly NetCel360.com Ltd) and Gateway Manufacturing, Inc. is recorded under the guidance of EITF 99-19 "Reporting Revenue Gross as a Principal versus net as an Agent". The Company recognizes this revenue on a gross basis as the Company is responsible for fulfillment including taking and accepting orders, the Company sets the price of the products to the ultimate customers, and the Company bears inventory and credit risk. Thus, the Company recognizes revenue from product sales upon delivery of the product to its customers. The Company and Gateway Manufacturing, Inc. terminated this agreement effective November 1, 2001.

Service  Provider  Agreements
-----------------------------

     The Company accounts for revenues under this type of agreement under the guidance of Statements of Accounting Board SAB No.101 and also EITF 00-3 and 00-21. This type of agreement generally has two main revenue sources, set-up

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

fees during the implementation period when the Company performs set-up procedures to facilitate delivery of its services and subsequent monthly charges for use of these services.

     The Company is recognizing set-up fees from this type of agreement on a straight-line basis over the initial term of the contract or the expected period during which the specified services will be performed, with costs related to implementation being recognized on the same basis. Monthly transaction fees under this type of agreement are accounted for separately and are recognized on a monthly basis.

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

RESEARCH  AND  DEVELOPMENT

     Research and development expenditures are charged to operations as incurred, until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company's software has been not been available for general release concurrent with technological feasibility, and accordingly, no development costs have been capitalized. The Company in the third quarter of 2002 is only expensing employee related expenses for research and development (See discussion under Software Development Costs.)

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

RESTRICTED  CASH

     Restricted cash consists of deposits and a standby letter of credit that is issued in favor of Gateway Manufacturing, Inc. in accordance with the Reseller Agreement. (See note 3, Convertible Notes Payable - Series B Exchangeable Notes).

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

PROPERTY  AND  EQUIPMENT

     Property and equipment are stated at cost. The assets are depreciated using the straight-line method over their estimated useful lives of two to five years. Carrying values are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The policy of the Company is to capitalize significant improvements and to expense repairs and maintenance.

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

     During the nine months ended October 31, 2001, the Company reviewed long-lived assets and other intangibles and made estimates of expected future cash flows, based on management's best estimates and based on reasonable and supportable assumptions and projections. All available evidence was considered in developing these estimates of expected future cash flows. A range was estimated for the amount and timing of possible cash flows, and the probability of possible outcomes was considered in determining the best estimate of future cash flows.

     As part of the acquisition of OTT, the Company had recorded goodwill of $4,620,757, and was amortizing it over three years. For the nine months ended October 31, 2001, the Company determined, based on the estimates of expected discounted cash flows, that the goodwill did not continue to carry the value originally anticipated. As a result, the assets have been fully reduced to their net realizable value and the Company recorded $4,078,872 as an impairment of goodwill, $2,138,019 and $1,940,853 in the first and second quarter of fiscal year ending January 31, 2002, respectively.

     The Company incurred a $741,233 impairment of fixed assets in the nine months ended October 31, 2001. The Company closed its Washington facilities and disposed of assets in the Ventura and Los Angeles facilities during the nine months ended October 31, 2001, and determined that the property and equipment did not continue to carry the value originally anticipated. As a result, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, the assets were reduced to their net realizable value, less costs of disposal.

INTANGIBLE  ASSETS

     Intangible assets, principally goodwill, are amortized on the straight-line method over their estimated useful lives of three years. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired. The Company regularly assesses the carrying amounts of intangible assets for impairment when operating profit
(loss) from the related business indicates the carrying amounts of the assets may not be recoverable. Carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of intangible assets may not be recoverable. As such, an adjustment of $4,078,872 was made to goodwill to recognize the loss on impairment of goodwill during the nine months ended October 31, 2001.

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

2.   ACQUISITION  OF  CERTAIN  ASSETS  OF  NETCEL360

     On June 22, 2001, the Company purchased substantially all of the assets (the "Acquisition") of NetCel360 Holdings Limited (the "Seller"), including 100% of the capital stock of Vsource (CI) Ltd (formerly NetCel360.com Ltd), Vsource
(Asia) Limited (formerly NetCel360 Hong Kong Limited), Vsource (Malaysia) Sdn Bhd (formerly NetCel360 Sdn Bhd)., Vsource (Singapore) Pte Ltd (formerly NetCel360 (Singapore) Pte Ltd), Vsource (USA) Inc. (formerly NetCel360 (USA) Inc.) and Vsource (Japan) Ltd (formerly NetCel360 (Japan) Limited) (collectively, the "NetCel360 Corporations"), in exchange for up to 3,709,699 shares of common stock of the Company. Of this amount, 2,774,213 shares were issued at the closing and the remaining 935,486 shares will be issued to the Seller six months following the closing, subject to hold back of shares to satisfy the Seller's indemnification obligations under the Acquisition Agreement dated May 24, 2001 between the Company and the Seller, as amended by the Amendment to Acquisition Agreement, dated June 22, 2001 (the "Acquisition Agreement"). The purchase was completed pursuant to the Acquisition Agreement. The purchase price was based on negotiations between the Company and the Seller. The foregoing description of the Acquisition is qualified in its entirety by the Acquisition Agreement, which has been filed as an Exhibit to a Current Report on Form 8-K.

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

     Summary unaudited pro forma information for the combined results of operations of the Seller and the Company, for the nine months ended October 31, 2001 and October 31, 2000, respectively, is presented below. The pro forma information assumes the acquisition occurred on February 1, 2000 and February 1, 2001 and presents the combined results of companies

                                                           October 31, 2001    October 31, 2000
                                                          -------------------  ----------------
                                                          (in thousands, except per share data)
                                                          -------------------------------------
     Net revenue                                                     $4,990.2         $4,249.8

     Net Loss                                                       $28,854.9        $28,923.8

     Net loss available to common shareholders                      $30,950.3        $43,419.7

     Weighted shares used in computing per share amounts           21,288,845       18,644,108

     Net loss per share                                                $(1.45)          $(2.33)

3.   CONVERTIBLE  NOTES  PAYABLE

Bridge  Loan  Financing

     In connection with the Acquisition, the Company assumed approximately $3.7 million of bridge financing (the "Bridge Loan") of the Seller. Phillip Kelly and Dennis Smith, the founders of the Seller, together held approximately $2.66 million in principal amount of the Bridge Loan. Subsequent to the Acquisition, Mr. Kelly became co-chairman and chief executive officer, and Mr. Smith, vice-chairman, chief financial officer and chief strategy officer, of the Company. Asia Internet Investment Group I, L.P. ("AIIG"), an investment fund that held approximately 2.8% of the Seller, held approximately $294,000 in principal amount of the Bridge Loan. I. Steven Edelson, the Acting Chairman of the Board and acting chief executive officer of the Company at the time of the Acquisition, and Nathaniel Kramer, a director of the Company, are two of the managers of the general partner of AIIG. Prior to the Acquisition, other funds managed by Messrs. Edelson and Kramer beneficially owned in the aggregate approximately 3.5% of the Company, and funds managed by Mr. Edelson but not Mr. Kramer beneficially owned approximately an additional 0.47% of the Company.

     Approximately $1.26 million in principal (plus accrued interest) under the Bridge Loan held by Mr. Kelly, Mr. Smith and AIIG was converted into Series A convertible notes of the Company pursuant to a Convertible Note Purchase Agreement dated June 25, 2001 (the "Convertible Note Purchase Agreement") (as described below). In addition, $200,000 in principal (plus accrued interest) under the Bridge Loan held by Mr. Kelly was repaid. The remaining $2.25 million of principal amount under the Bridge Loan will be due on December 31, 2001, and bears interest at the rate of 5% per annum. At the Company's option, the Bridge Loan may be repaid by delivering shares of the Company's common stock at a conversion price of $0.20 per share. The foregoing description of the Bridge Loan is qualified in its entirety by the Amended and Restated Bridge Loan Agreement, dated May 24, 2001, among Vsource (CI) Ltd (formerly NetCel360.com
Ltd), NetCel360 Holdings Limited, Vsource (Malaysia) Sdn Bhd (formerly NetCel360 Sdn Bhd), and the Lenders named therein, as amended by the First Amendment to Amended and Restated Bridge Loan Agreement, which has been filed as an Exhibit to a Current Report on Form 8-K.

     On November 20, 2001, the shareholders of the Company approved the conversion of the Bridge Loan in principal amount plus all accrued interest into shares of the Company's common stock at a conversion price of $0.20 per share. The Company has notified the holders of the Bridge Loan that it intends to repay the Bridge Loan in such manner by delivering shares of the Company's common stock on December 18, 2001.

Series  A  Convertible  Notes

     Under the Convertible Note Purchase Agreement, the Company issued a total of $4.56 million in principal amount of Series A Convertible Notes, consisting of $3.3 million of new funding and approximately $1.26 million of principal and accrued interest converted from the Bridge Loan (see above). The Series A Convertible Notes bear interest at 10.0% per annum and mature, unless otherwise paid or discharged, on June 30, 2003. The Series A Convertible Notes may not be repaid until all amounts owing under the Bridge Loan have been repaid in full. The Series A Convertible Notes are convertible, at the holder's option, into a number of shares of Series 3-A Convertible Preferred Stock equal to the outstanding principal and accrued interest of the Series A Convertible Notes divided by $60. The Series 3-A Convertible Preferred Stock will be junior to the Company's outstanding Series 1-A and Series 2-A Convertible Preferred Stock in liquidation preference. The foregoing description of the Series A Convertible
Notes is qualified in its entirety by (a) the Convertible Note Purchase Agreement dated June 25, 2001 (the "Convertible Note Purchase Agreement") among the Company, Vsource (CI) Ltd (formerly NetCel360.com Ltd), Vsource (Malaysia) Sdn Bhd (formerly NetCel360 Sdn Bhd), and the Purchasers named therein, and (b) the Certificate of Designation of the Company's Series 3-A Convertible Preferred Stock, each of which have been filed as Exhibits to a Current Report on Form 8-K.

Series B Exchangeable Notes

     On July 12, 2001, the Company issued approximately $4.25 million of principal amount of Series B Exchangeable Notes pursuant to an Exchangeable Note and Warrant Purchase Agreement. The Series B Exchangeable Notes bear interest at 10% per annum and mature, unless otherwise paid or discharged, on June 30, 2003.

The Company may only use the proceeds from the Series B Exchangeable Notes to post a deposit (the "Deposit") with a commercial bank to support a letter of credit (the "Letter of Credit") for Gateway Manufacturing, Inc. ("Gateway") under the Reseller Agreement, to otherwise provide certain types of credit support for the benefit of Gateway under the Reseller Agreement or to pay fees and expenses relating to the Series B Exchangeable Notes and warrants, the letter of credit for Gateway or other credit support. The Series B Exchangeable Notes must be repaid if and to the extent that: (i) the proceeds from the sale of the Series B Exchangeable Notes and warrants are no longer needed for credit support under the Reseller Agreement with Gateway (including if the Deposit is no longer required as a result of the termination or expiration of the Reseller Agreement); or (ii) the Company raises more than $6 million as a result of (x) the issuance and sale of Series A Convertible Notes for cash or (y) the offering by the Company of common stock by way of a rights offering to its stockholders or sales of Series A Convertible Notes, in which case the amount in excess of $6 million will be used to repay the Series B Exchangeable Notes. The Reseller Agreement was terminated as of November 1, 2001. Upon payment in full of all remaining accounts payable owed by the Company to Gateway under the Reseller Agreement, the letter of credit for Gateway will be terminated, which would result in the release of the Deposit for repayment to holders of the Series B Exchangeable Notes.

     If a Series B Exchangeable Note is not paid in full on or prior to February 15, 2002, then, at any time thereafter, the holder may at its option exchange the note, in whole or in part, for a Series A Convertible Note. In the event that the issuer of the Letter of Credit withdraws funds from the Deposit to reimburse a draw on the Letter of Credit, and those funds are not replaced by the Company within three business days, then a portion of each holder's Series B Exchangeable Note equal to the holder's pro rata portion of unreimbursed withdrawal will be automatically exchanged for a Series A Convertible Note of equal principal amount. The exchanged portion of the holder's Series B Exchangeable Note will then be cancelled. The foregoing description of the Series B Exchangeable Notes is qualified in its entirety by (1) the Exchangeable Note and Warrant Purchase Agreement, dated July 12, 2001 among the Company, Vsource (CI) Ltd (formerly NetCel360.com Ltd), Vsource (Malaysia) Sdn Bhd (formerly NetCel360 Sdn Bhd), and the Purchasers named therein, which has been filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended July 31, 2001, and (b) the Certificate of Designation of the Series 3-A Convertible Preferred Stock and the Convertible Note Purchase Agreement, each of which have been filed as Exhibits to a Current Report on Form 8-K.



     In conjunction with the assumption of the Bridge Loan, the sales of the Series A Convertible Notes and the Series B Exchangeable Notes, and the issuance of the Series B (described below), the Company recorded a beneficial conversion feature totaling $9,221,162 as additional paid in capital as related to preferred stock during the three months ended July 31, 2001. Of this amount $3,527,809 was expensed during the nine months ending October 31, 2001 and $6,252,636 was recorded as an offset to the debt.


4.   INVESTOR  WARRANTS

     In connection with issuing the Series B Exchangeable Notes, the Company issued warrants to purchase 21,257,500 shares of its common stock (the "Series B Warrants") to purchasers of the Series B Exchangeable Notes. The Series B Warrants have an exercise price of $0.10 per share and a term of five years. The exercise price is subject to adjustment in the event of stock splits or combinations; certain dividends and distributions; reorganizations, mergers, consolidations or sales of assets; or a sale of shares of common stock below $0.10 a share.

     The Series B Warrants are only exercisable if the following conditions (the "Series B Warrant Conversion Conditions") are met: (x) there is an effective amendment to the Company's certificate of incorporation increasing the authorized shares of common stock to at least 200 million shares, and the Company's stockholders have approved the issuance of shares of common stock pursuant to the Series B Warrant, or (y) the Company has determined not to seek one or both of the approvals referred to in clause (x), and the Company has received an opinion of counsel to the effect that (1) approval is not required for the issuance of shares of common stock pursuant to the Series B Warrant, (2) the shares of common stock, upon issuance, will be fully paid, validly issued and nonassessable, and (3) the issuance would not violate the rules or regulations of any securities exchange or market on which any of the Company's securities is then listed, if any. In the event that neither of the Series B Conversion Conditions have been satisfied prior to February 15, 2002, or the Series B Conversion Conditions fail to be satisfied at any time on or after February 15, 2002, then the holder of a Series B Warrant will have the right, at any time after June 30, 2002, to require the Company to redeem all or any portion of the Series B Warrant for a redemption price equal to the number of shares of common stock into which the Series B Warrant is otherwise exercisable multiplied by the greater of: (i) $0.30 (adjusted to reflect stock splits, stock dividends and similar transactions), or (ii) the fair market value of one share of common stock; provided, that in no event will this amount exceed $0.35 per share (adjusted to reflect stock splits, stock dividends and similar transactions).

     The foregoing description of the Series B Warrants is qualified in its entirety by the Exchangeable Note and Warrant Purchase Agreement, which has been filed as an Exhibit to the Quarterly Report on Form 10-Q for the period ended July 31, 2001.

     On November 20, 2001, the stockholders of the Company approved the issuance of common stock upon exercise of the Series B Warrants and an amendment to the Company's certificate of incorporation increasing the authorized shares of common stock. However, the Company has not yet implemented such amendment to its certificate of incorporation.


5.   NOTES  RECEIVABLE  -  RELATED  PARTIES

     During the nine months ended October 31, 2001 the Company had unsecured notes receivable from the following former and current executive officers and directors: Robert McShirley, Richard McShirley, Samuel Bradt, P. Scott Turner, and Sandford T. Waddell.

     Certain of these notes, with an aggregate principal amount of $178,798, were issued to the Company in connection with the exercise of 636,100 stock options in May 1999 by Robert McShirley, Richard McShirley and Mr. Bradt, each of whom resigned from the Company in February or March 2001. These notes, which bear interest at a rate of 6% per annum, are due on demand. As of October 31, 2001, the unsecured notes of Richard McShirley and Mr. Bradt, totaling $110,634 have been written off.

     Additional notes, with an aggregate principal amount of $248,000, were issued to the Company in September 2000 in connection with the issuance of 19,501 shares of Series 2-A Convertible Preferred Stock to each of Sandford Waddell, the Company's former Chief Financial Officer, and P. Scott Turner, the Company's former Chief Operating Officer. These notes are secured by the shares of related stock and, when originally issued, bore interest at an annual rate of 8%. The total outstanding principal balance of Mr. Waddell's note at January
31, 2001, was $124,000, and the total outstanding principal balance of Mr. Turner's note at January 31, 2001, was $124,000. These notes were accounted for as options, with a total of $154,642 non-cash compensation recorded as expense in the three months ended July 31, 2000.

     On March 8, 2001, in connection with Mr. Turner's resignation, the terms of Mr. Turner's note were revised to change the maturity date from September 18, 2003, to 90 days from his last day of employment and to limit the Company's recourse solely to the shares of Series 2-A Convertible Preferred Stock and related warrants securing Mr. Turner's obligations under his note. In addition, this note was combined with another note in principal amount of $50,000 representing amounts borrowed from the Company in October 2000 and originally subject to a two-year promissory note due on October 12, 2002, also bearing interest at a rate of 8% per annum. On June 28, 2001, the Company demanded payment in full on the combined note, and, thereafter, exercised its rights against the collateral securing Mr. Turner's obligations and took possession of the Series 2-A Convertible Preferred Stock and warrants which secured the note. As of October 31, 2001, there was no remaining balance on the combined note of Mr. Turner.

     On July 6, 2001, the terms of Mr. Waddell's note were revised to change the maturity date from September 18, 2003, to July 6, 2002, and to limit the
Company's recourse solely to the shares of Series 2-A Convertible Preferred Stock securing Mr. Waddell's obligations under his note. As of October 31, 2001 the outstanding balance of Mr. Waddell's note of $124,000 was written off pursuant to an agreement under which Mr. Waddell's grant of 125,000 non-qualified employee options were cancelled as of August 1, 2001.

     In October 2000, Robert McShirley borrowed $400,000 from the Company in exchange for a secured ninety-day promissory note bearing interest at a rate of 8% per annum and due on January 9, 2001. The note from Mr. McShirley was secured by 300,000 shares of the Company's common stock held by Mr. McShirley. The Company's sole recourse was to such shares. In late October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving an outstanding balance of $150,000. On January 30, 2001, the Board of Directors of the Company approved an extension of this note for 90 days. On March 8, 2001, in connection with Mr. McShirley's resignation, the terms of the note were extended to August 27, 2001, and all notes issued to the Company by Mr. McShirley were collectively secured by 300,000 shares of common stock held by Mr. McShirley, with the Company's recourse limited solely to such shares. Effective July 31, 2001, Mr. McShirley transferred such 300,000 shares of common stock to the Company, which cancelled the note. As of October 31, 2001, there was no remaining balance on the notes receivable from Mr. McShirley.


6.   PREFERRED STOCK

     In respect to the anti-dilution conversion provisions of the Series 2-A Convertible Preferred Stock, a beneficial conversion feature non-cash deemed dividend of $2,095,428 was charged to retained earnings in the nine months ended October 31, 2001.

     As noted in Note 3, the Company's Series A Convertible Notes are convertible, at the holder's option, into a number of shares of Series 3-A Convertible Preferred Stock equal to the outstanding principal and accrued interest of the Series A Convertible Notes divided by $60. If the Series 3-A Conversion Conditions (as defined below) have been satisfied, each holder of Series 3-A Convertible Preferred Stock may convert any of its shares of Series 3-A Convertible Preferred Stock into shares of the Company's common stock. The number of shares of common stock to be issued upon a conversion is determined by dividing the sum of $60 (as adjusted for stock splits, stock dividends and similar transactions) and all accrued and unpaid dividends on the shares of Series 3-A Convertible Preferred Stock to be converted, by $0.10. The $0.10 conversion price is subject to adjustment in the event of stock splits or combinations; certain dividends and distributions; reorganizations, mergers, consolidations or sales of assets; or a sale of shares of common stock by the Company below $0.10 a share.

     The Series 3-A Convertible Preferred Stock may only be converted into shares of the Company's common stock if the following conditions (the "Series 3-A Conversion Conditions") are met: (x) there is an effective amendment to the Company's certificate of incorporation increasing the authorized shares of common stock to at least 200 million shares, and the Company's stockholders have approved the issuance of shares of common stock pursuant to conversion of the Series 3-A Convertible Preferred Stock, or (y) the Company has determined not to seek one or both of the approvals referred to in clause (x), and the Company has received an opinion of counsel to the effect that (1) approval is not required for the issuance of shares of common stock pursuant to conversion of the Series 3-A Convertible Preferred Stock, (2) the shares of common stock, upon issuance, will be fully paid, validly issued and nonassessable, and (3) the issuance would not violate the rules or regulations of any securities exchange or market on which any of the Company's securities is then listed, if any. In the event that neither of the Series 3-A Conversion Conditions have been satisfied prior to February 15, 2002, or the Series 3-A Conversion Conditions fail to be satisfied at any time on or after February 15, 2002, then a holder of Series 3-A Convertible Preferred Stock will have the right, at any time after June 30, 2002, to require the Company to redeem all of such holder's shares of Series 3-A Convertible Preferred Stock for a price per share equal to the greater of (i) three (3) times the sum of $60 plus all accrued and unpaid dividends on each share and (ii) the fair market value, not to exceed $0.35 per share, of the common stock into which the Series 3-A Convertible Preferred Stock is convertible.

     On November 20, 2001, the Company's stockholders approved the issuance of shares of the Company's common stock to the holders of Series 3-A Convertible Preferred Stock that may be issued pursuant to the conversion of Series A Convertible Notes, including any Series A Convertible Notes issued in exchange for Series B Exchangeable Notes, and an amendment to the Company's certificate of incorporation increasing the authorized shares of common stock. However, the Company has not yet implemented such amendment to its certificate of incorporation.

     In conjunction with the sale of Series A Convertible Notes and Series B Exchangeable Notes, and with the issuance of Series B Warrants, all of which are convertible or exercisable at less than the conversion or exercise price of the

Series 2-A Convertible Preferred Stock, a beneficial conversion feature non-cash deemed dividend was recognized, in the amount of the net proceeds of Series 2-A financing, which is the maximum amount of a beneficial conversion feature charge.


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

     During the nine months ended October 31, 2001, 733,611 shares of Series 1-A Convertible Preferred Stock and 25,741 shares of Series 2-A Convertible Preferred Stock were converted at $2.50 and $6.41 per share, respectively, to 759,352 shares of common stock of the Company, in cashless transactions. Also, during the nine months ended October 31, 2001, 120,000 warrants were converted, at $2.00 per share, to 87,914 shares of common stock of the Company, in cashless transactions

     On July 31, 2001, in relation to the cancellation of debt payable to the Company by certain related parties, 300,000 shares of common stock and 19,501 shares of Series 2-A Convertible Preferred Stock were cancelled. (See Note 5.
-Notes  receivable  -  related  parties).

     As of October 31, 2001 there were 21,275,389 common shares outstanding, including the yet unconverted common shares of Online Transaction Technologies, Inc. There were also 1,703,741 shares of Series 1-A Convertible Preferred Stock and 1,330,675 shares of Series 2-A Convertible Preferred Stock outstanding as of this date. If all outstanding convertible debt, warrants, and options are converted to common stock, and if all currently outstanding convertible preferred stock is converted in accordance with the anti-dilution features of those securities, the Company estimates that approximately 160 million shares of common stock would be outstanding. Although this number exceeds the current authorized limit of 100 million shares of common stock, most of the potential increase is based on convertible note conversions and warrant exercises that are contingent upon either (i) implementation of an amendment to the Company's certificate of incorporation increasing the Company's authorized shares of common stock to at least 200 million or (ii) receipt of an opinion of counsel which has not been withdrawn to the effect that, among other things, the shares of common stock, upon issuance, will be fully paid, validly issued and nonassessable. An amendment to the Company's certificate of incorporation referenced in the preceding clause (i) has not yet been implemented, and the Company does not believe that its counsel could at this time deliver the opinion referenced in the preceding clause (ii).


8.   NET  LOSS  AVAILABLE  TO  SHAREHOLDERS

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. The loss available to common shareholders for the nine months ended October 31, 2001 and 2000 is the net loss for the period, adjusted for deemed non-cash dividends on preferred stock. The deemed non-cash dividends on preferred stock for the nine months ended October 31, 2000 have been restated for the prior period adjustment as reflected in Form 10-KSB/A for the fiscal year ended January 31, 2001.

     The following table is a calculation of basic and diluted earnings/(loss) per share:

                                                        For the nine months ended
                                                    October 31, 2001   October 31, 2000
                                                   ------------------  ----------------
     Net loss                                      $     (19,467,522)  $   (18,537,691)

     Less - deemed non-cash dividend to preferred         (2,095,428)      (14,495,884)
     shareholders                                  ------------------  ----------------

     Net loss available to common shareholders     $     (21,562,950)  $   (33,033,575)

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

     Upon the acquisition of the NetCel360 Corporations, the Company also took over noncancellable operating leases in Kuala Lumpur, Malaysia (expiring on March 9, 2003), San Diego, California (expiring on January 13, 2004), and Hong Kong (expiring on August 31, 2002). The Company's office facilities in Singapore are leased under a month-to-month lease. On October 31, 2001, the Company's Japan subsidiary entered into a noncancellable operating lease agreement for facilities in Osaka, Japan, which expires on March 31, 2003. The Company's lease in Tokyo, Japan was terminated as of November 12, 2001.

     The future minimum rent expense that will be incurred under operating leases are as follows:

For  the  fiscal  year  ended:

                         2002          $  363,596
                         2003           1,103,807
                         2004             203,002
                                       ----------
                                       $1,670,405
                                       ==========

  -  LEGAL

     On or about October 10, 2001, two lawsuits were filed against the Company by purported holders of Series 2-A Convertible Preferred Stock before the United States District Court for the Northern District of Illinois entitled Crestview
                                                                       ---------
Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource,
----------------------------------                          --------------------
Inc.,  Case  No.  01  C  7831.  Both  lawsuits allege that the Company failed to
----
register the underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, respectively, plus attorney's fees and costs. A response to these complaints is not due until December 14, 2001. At this early stage of the proceedings, it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, the Company denies any and all liability and intends to vigorously defend against these charges.


10.  SUBSEQUENT  EVENTS

     On November 16, 2001, the Company and Vsource (CI) Ltd entered into a four year Master Services Agreement with Agilent Technologies Singapore (Sales) Pte Ltd ("Agilent Technologies") to provide payroll services to Agilent Technologies in the Asia-Pacific region. The agreement covers 12 countries across Asia-Pacific, including Japan, Korea, Hong Kong, Singapore, Malaysia, China and Australia.

     On November 20, 2001, the stockholders of the Company (i) granted the Board of Directors of the Company the authority to increase the Company's authorized share capital and/or effect a combination of the Company's outstanding shares if deemed strategically appropriate during the upcoming year, (ii) approved the repayment of the Bridge Loan by delivery of shares of common stock at a conversion price of $0.20 per share, (iii) approved the issuance of shares of common stock upon conversion of Series 3-A Convertible Preferred Stock, (iv) approved the issuance of shares of common stock upon exercise of Series B Warrants, (v) approved the Company's 2001 Stock Options/Stock Issuance Plan and
(vi)  approved  the  Company's  Employee  Stock  Purchase  Plan.


11.  SEGMENT  DATA

     Prior to the second quarter of this year, the Company did not have segment reporting as they were in the process of developing and selling one technology product. Subsequent to the first quarter filing, the Company acquired substantially all of the assets of Netcel360, which has reportable segments. All of the Company's material assets reside in Asia and primarily all of the revenues of the Company were derived in Asia.

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


The following table sets forth summary information by segment (in thousands)

                                  Three months to   Nine months to
                                  ----------------  ----------------
                                  October 31, 2001  October 31, 2000
                                  ----------------  ----------------
  Revenue
   Financial Services                       126.2             146.8
   CRM                                      168.8             297.3
   SCM                                       50.7              78.9
   Professional Services                    195.9             300.4
   Distribution Services                  1,859.0           2,723.2
   Other                                       --               2.0
                                  ----------------  ----------------
  Total                                   2,400.6           3,548.6
                                  ================  ================

  Net Loss before Taxes
   Financial Services                      (306.1)           (742.6)
   CRM                                     (167.0)           (369.3)
   SCM                                      (43.2)           (115.6)
   Professional Services                     17.7            (274.9)
   Distribution Services                   (524.7)           (737.5)
   Corporate expenses                    (3,683.9)         (9,198.8)
   Impairment of goodwill                      --          (4,078.9)
   Interest expense                      (3,131.6)         (3,934.1)
                                  ----------------  ----------------
  Total                                  (7,838.8)        (19,451.7)
                                  ================  ================

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

MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 2001, COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2000:

REVENUES

     Revenues for the three months ended October 31, 2001 increased to $2,400,566 from $151,500 for the three months ended October 31, 2000, an increase of $2,249,066, or 1,484.5%. Revenues increased primarily because of the acquisition of assets of NetCel360 on June 22, 2001, and the resultant revenues generated from the resale of Gateway products and Business Process Outsourcing service contracts. There was little revenue for the three months ended October 31, 2000, because in the year ended January 31, 2000, we had ceased our sales of subscriptions to the software version of VSN.

COST  OF  SALES

     Cost of sales for the three months ended October 31, 2001 increased to $2,411,627 from no cost of sales for the three months ended October 31, 2000. This increase was due primarily because of the acquisition of assets of NetCel360 on June 22, 2001, and the resultant costs incurred in relation to sales. This expense was high due to the start-up phase of operations of the subsidiaries acquired from NetCel360.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses increased to $4,669,646 for the three months ended October 31, 2001 from $2,017,562 for the three months ended October 31, 2000, an increase of $2,652,084, or 131.4%. The increase was due to the acquisition of assets of NetCel360 on June 22, 2001, and the resultant costs incurred in relation to sales and higher headcount.

RESEARCH  AND  DEVELOPMENT

     Research and development expenses decreased to $56,179 for the three months ended October 31, 2001 from $4,004,459 for the three months ended October 31, 2000, a decrease of $3,948,280 or 98.6%. The decrease was primarily due to decreased costs associated with the development of the Internet version of VSN electronic purchasing system. Such decreased costs include decreased personnel and personnel-related expenses, decreased overhead, as well as decreased licensing fees for development-related tools and systems and a substantial decrease in the recognition of stock-based compensation.

LOSS  FROM  OPERATIONS

     The loss from operations of $4,736,886 for the three months ended October 31, 2001 decreased from a loss of $5,870,521 for the three months ended October 31, 2000, a decrease of $1,133,635, or 19.3%. The loss decreased because of significant reduction in development and marketing expenses related to LiquidMarketplace(TM) and the Internet version of VSN, and due to a substantial decrease in the recognition of stock-based compensation.

INTEREST  INCOME

     Interest income decreased to $29,708 for the three months ended October 31, 2001 from $36,023 for the three months ended October 31, 2000, a decrease of $6,315, or 17.5%. The decrease was due primarily to the decrease in cash in interest bearing accounts.

INTEREST  EXPENSE

     Interest expense increased to $3,131,580 for the three months ended October 31, 2001 from $3,698 for the three months ended October 31, 2000, an increase of $3,127,882, or 84,583.1%. The increase was due primarily to the increase in interest expenses related to the assumption of the Bridge Loan following the Acquisition and issuance of the Series A Convertible Note and the Series B Exchangeable Notes. Of this increase, $2,909,453 was in conjunction with the recognition of the beneficial conversion feature on convertible debt.

NET  LOSS  BEFORE  TAXES

     The net loss before taxes of $7,838,758 for the three months ended October 31, 2001 increased from $5,838,196 for the three months ended October 31, 2000, an increase of $2,000,562, or 34.3%. This increase was primarily due to the interest expense related to the Bridge Loan, the Series A Convertible Notes and the Series B Exchangeable Notes.

PROVISION  FOR  INCOME  TAXES

     There was a provision for income taxes of $12,212 for the three months ended October 31, 2001 compared to no tax provision for the three months ended October 31, 2000. This was due to the provision of corporate tax in Japan.

NET  LOSS

     The net loss of $7,850,970 for the three months ended October 31, 2001 increased from $5,838,196 for the three months ended October 31, 2000, an increase of $2,012,774, or 34.5%. This increase was primarily due to the interest expense related to the Bridge Loan, the Series A Convertible Notes and the Series B Exchangeable Notes.

NET  LOSS  AVAILABLE  TO  COMMON  SHAREHOLDERS

     The net loss available to common shareholders of $7,850,970 for the three months ended October 31, 2001 decreased from $13,465,683 for the three months ended October 31, 2001, a decrease of $5,614,713 or 41.7%. The decrease was due to no deemed dividend for preferred shareholders, partially offset by interest expense on convertible debt for the three months ended October 31, 2001 as compared to $7,627,487 for the three months ended October 31, 2000.

BASIC  WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES  OUTSTANDING

     The weighted average number of common shares of 21,272,943 for the three months ended October 31, 2001 increased from 15,969,038 for the three months ended October 31, 2000, an increase of 5,303,905 shares, or 33.2%. The increase resulted primarily from the conversion of 1,420,409 shares of preferred stock, the issuance of 15,000 shares in relation to the acquisition of domain name, the issuance of 1,089,389 shares in relation to the acquisition of OTT and the issuance of 2,774,213 shares in relation to the acquisition of the assets of NetCel360.

NET  LOSS  PER  COMMON  SHARE-BASIC  AND  DILUTED

     The net loss per common share of ($0.37) for the three months ended October 31, 2001 decreased from the net loss per common share of ($0.84) for the three months ended October 31, 2000. This was a result of the decreased net loss available to common shareholders for the quarter and the increase in the weighted average of outstanding common shares of 5,303,905, as noted above.

MANAGEMENT'S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS - NINE MONTHS ENDED OCTOBER 31, 2001, COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2000:

REVENUES

     Revenues for the nine months ended October 31, 2001 increased to $3,548,592 from $214,000 for the nine months ended October 31, 2000, an increase of $3,334,592, or 1,558.2%. Revenues increased primarily because of the acquisition of assets of NetCel360 on June 22, 2001, and the resultant revenues generated from its operations. There was little revenue for the nine months ended October 31, 2000, because in the year ended January 31, 2000, we had ceased our sales of subscriptions to the software version of VSN.

COST  OF  SALES

     Cost of sales for the nine months ended October 31, 2001 increased to $3,794,422 from no cost of sales for the nine months ended October 31, 2000. This increase was due primarily because of the acquisition of assets of NetCel360 on June 22, 2001, and the resultant costs incurred in relation to sales. This expense was high due to the start-up phase of operations of the subsidiaries acquired from NetCel360.

SELLING,  GENERAL  AND  ADMINISTRATIVE  EXPENSES

     Selling, general and administrative expenses decreased to $8,200,389 for the nine months ended October 31, 2001 from $9,746,801 for the nine months ended October 31, 2000, a decrease of $1,546,412, or 15.9%. The decrease was due to in the termination of expenses related to the product implementation of VSN and a substantial decrease in the recognition of stock-based compensation.

RESEARCH  AND  DEVELOPMENT

     Research and development expenses decreased to $3,097,844 for the nine months ended October 31, 2001 from $9,087,797 for the nine months ended October 31, 2000, a decrease of $5,989,953 or 65.9%. The decrease was primarily due to with the termination of the development of the Internet version of VSN electronic purchasing system. Such costs include personnel and personnel-related expenses, overhead, as well as licensing fees for development-related tools and systems and a substantial decrease in the recognition of stock-based compensation.


LOSS  ON  IMPAIRMENT  OF  GOODWILL

     A loss on impairment of goodwill of $4,078,872 was incurred in the nine months ended October 31, 2001. No such impairment was incurred for the nine months ended October 31, 2000. During the nine month period ended October 31, 2001, we evaluated the Company's long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. We determined that goodwill did not continue to carry the value originally anticipated. As a result, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 121,an impairment charge of $4,078,872 was made against goodwill.

LOSS  FROM  OPERATIONS

     The loss from operations of $15,622,935 for the nine months ended October 31, 2001 decreased from a loss of $18,620,598 for the nine months ended October 31, 2000, a decrease of $2,997,663, or 16.1%. The loss decreased because of the acquisition of assets of NetCel360 on June 22, 2001, and the resultant revenues generated from its operations, significant reduction in development and marketing expenses related to LiquidMarketplace(TM) and the Internet version of VSN, and a substantial decrease in the recognition of stock-based compensation.

INTEREST  INCOME

     Interest income increased to $105,356 for the nine months ended October 31, 2001 from $95,603 for the nine months ended October 31, 2000, a increase of $9,753, or 10.2%. The increase was due primarily to the increase in cash in interest bearing accounts.

INTEREST  EXPENSE

     Interest expense increased to $3,934,072 for the nine months ended October 31, 2001 from $11,096 for the nine months ended October 31, 2000, an increase of $3,922,976, or 35,354.9%. The increase was due primarily to the increase in interest expenses related to the Bridge Loan, the Series A Convertible Notes and the Series B Exchangeable Notes. Of this increase, $3,527,809 was in conjunction with the recognition of the beneficial conversion feature on convertible debt.

NET  LOSS  BEFORE  TAXES

     The net loss before taxes of $19,451,651 for the nine months ended October 31, 2001 increased from $18,536,091 for the nine months ended October 31, 2000, an increase of $915,560, or 4.9%. This increase was a result of the increase in interest expenses related to the Bridge Loan, the Series A Convertible Notes and the Series B Exchangeable Notes.

PROVISION  FOR  INCOME  TAXES

     The provision for income taxes of $15,871 for the nine months ended October 31, 2001 increased from $1,600 for the nine months ended October 31, 2000, an increase of $14,271, or 891.9%. The increase was due to the provision for corporate tax in Japan.

NET  LOSS

     The net loss of $19,467,522 for the nine months ended October 31, 2001 increased from $18,537,691 for the nine months ended October 31, 2000, an increase of $929,831, or 5.0%. This increase was a result of the increase in interest expenses related to the Bridge Loan, the Series A Convertible Notes and the Series B Exchangeable Notes.

BASIC  WEIGHTED  AVERAGE  NUMBER  OF  COMMON  SHARES  OUTSTANDING

     The weighted average number of common shares of 19,743,234 for the nine months ended October 31, 2001 increased from 15,869,895 for the nine months ended October 31, 2000, an increase of 3,873,339 shares, or 24.4%. The increase resulted primarily from the return of 300,000 shares from shareholders, the conversion of 1,420,409 shares of preferred stock, the issuance of 15,000 shares in relation to the acquisition of domain name and the issuance of 2,774,213 shares in relation to the acquisition of the assets of NetCel360.

NET  LOSS  PER  COMMON  SHARE  -  BASIC  AND  DILUTED

     The net loss per common share of ($1.09) for the nine months ended October 31, 2001 decreased from net loss per common share of ($2.08) for the nine months ended October 31, 2000, a decrease of $0.99, or 45.9%. This decrease was primarily due to a decrease in the non-cash deemed dividend and beneficial conversion feature for the nine months ended October 31, 2001 and the increase in the weighted average of outstanding common shares of 3,873,339, as noted above.

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT OCTOBER 31, 2001, COMPARED TO JANUARY 31, 2001:

CASH

     On  October 31, 2001, cash totaled $701,188, down $4,707,074 or 87.0%, from
$5,408,262 at January 31, 2001. This decrease reflects funds used for operations and investing activities, partially offset by increased financing, during the nine months ended October 31, 2001.

LETTER  OF  CREDIT

     On October 31, 2001, a letter of credit was outstanding for $4,000,000, up from no balance at January 31, 2001. This reflects the posting of a deposit with a commercial bank for the purpose of opening a standby letter of credit as required under the reseller agreement (the "Reseller Agreement") we entered into with Gateway Manufacturing, Inc. as of July 1, 2001. The Reseller Agreement was terminated as of November 1, 2001. Upon payment in full of all remaining accounts payable owed by us to Gateway Manufacturing, Inc. under the Reseller Agreement, the letter of credit will be terminated, which would result in the release of the Deposit for repayment to holders of the Series B Exchangeable Notes.

ACCOUNTS  RECEIVABLE

     On October 31, 2001, accounts receivable totaled $885,071, up $880,871 or 20,973.1%, from $4,200 at January 31, 2001. This the increase in the generation of revenues and receivables through NetCel360 in the nine months ended October 31, 2001.

NOTES  RECEIVABLE  -  RELATED  PARTIES

     On October 31, 2001, there was no remaining balance of notes receivable - related parties, current and long term, down from $150,000 and $50,000 respectively, at January 31, 2001. This reflects the surrender of stock in settlement of the receivable from related parties during the nine months ended October 31, 2001.

OTHER  RECEIVABLES

     On October 31, 2001, other receivables totaled $173,103, up from no balance at January 31, 2001. This reflects Goods and Services tax recoverable and other expenses in the nine months ended October 31, 2001.

PREPAID  EXPENSES

     On October 31, 2001, prepaid expenses totaled $919,585, up $815,898 or 786.9%, from $103,687 at January 31, 2001. This increase primarily reflects accrued insurance and other prepaid deposits and fees that will be expensed in the next twelve months.

TOTAL  CURRENT  ASSETS

     On October 31, 2001, total current assets totaled $6,678,947, up $1,012,798 or 17.9%, from $5,666,149 at January 31, 2001. This increase primarily reflects the funds provided by borrowing and used for operations during the nine months ended October 31, 2001.

PROPERTY  AND  EQUIPMENT

     On October 31, 2001, fixed assets totaled $8,740,532, an increase of $7,640,904, or 694.9%, from $1,099,628 at January 31, 2001. This increase reflects the acquisition of assets from NetCel360, partially offset by the adjustment to fixed assets for negative goodwill on the acquisition of NetCel360 and the recognition of loss and sale of equipment and software from the closed facilities in Washington, Ventura and Los Angeles during the nine months ended October 31, 2001.

ACCUMULATED  DEPRECIATION

     On October 31, 2001, accumulated depreciation totaled $1,067,114, up $899,831, or 537.9%, from $167,283 at January 31, 2001. This increase reflects normal depreciation expense primarily of the acquired assets from NetCel360, partially offset by the write off and sale of equipment and software from the closed facilities in Washington, Ventura and Los Angeles for the nine months ended October 31, 2001.

PROPERTY  AND  EQUIPMENT,  NET

     On October 31, 2001, property and equipment, net totaled $7,673,418, up $6,741,073, or 723.0%, from $932,345 at January 31, 2001. This increase reflects the acquisition of assets from NetCel360, partially offset by normal depreciation expenses and the recognition of loss on sale of equipment and software from the closed facilities in Washington, Ventura and Los Angeles during the nine months ended October 31, 2001.

GOODWILL

     On October 31, 2001, there was no balance in goodwill, down $4,592,863, from $4,592,863 at January 31, 2001. This decrease reflects amortization expense, partially offset by additional related expenses, as well as the recognition of the loss on impairment of goodwill of $4,078,872, during the nine months ended October 31, 2001. (See Notes to Consolidated Financial Statements -
Note  1  Impairment  of  Goodwill.)

OTHER  ASSETS

     On October 31, 2001, other assets totaled $8,899, down $10,660, or 54.5%, from $19,559 at January 31, 2001. This decrease reflects the write off of other assets during the nine months ended October 31, 2001.

TOTAL  ASSETS

     On  October  31,  2001,  total  assets  were $14,361,264, up $3,100,348, or
27.5%, from $11,260,916 at January 31, 2001. This increase primarily reflects the letter of credit, the acquisition of assets from NetCel360, partially offset by normal depreciation and amortization expenses and funds used for operations, the write off of property and equipment, as well as the recognition of the loss in impairment of goodwill, during the nine months ended October 31, 2001.

ACCOUNTS  PAYABLE

     On October 31, 2001, accounts payable were $2,507,527, up $1,908,810, or 318.8%, from $598,717 at January 31, 2001. This change is primarily a result the acquisition of assets from NetCel360 and the related liabilities for operating expenses.

ACCRUED  EXPENSES

     On October 31, 2001, accrued liabilities were $3,922,942, up $3,611,256, or 1,158.6%, from $311,686 at January 31, 2001. This change is primarily a result the acquisition of assets from NetCel360 and the related liabilities for expense relating to operations.

CONVERTIBLE  NOTES  PAYABLE

     On October 31, 2001, convertible notes payable were $4,251,500, up $4,251,500 from no balance as of January 31, 2001. The increase was attributable to the sale of $4,251,500 Series B Exchangeable Notes in July 2001.

ACCRUED  CONTINGENT  INTEREST  ON  CONVERTIBLE  DEBT

     On October 31, 2001, accrued contingent interest on notes payable was $2,377,485, up $2,377,485 from no balance as of January 31, 2001. The increase was attributable to the assumption of Bridge Loan and convertible notes convertible into common stock at less than market price.

NOTES  PAYABLE

     On October 31, 2001, notes payable were $2,250,000, up $2,250,000 from no balance as of January 31, 2001. The increase was attributable to the assumption of the Bridge Loans pursuant to the acquisition of the assets of NetCel360 during June 2001.

TOTAL  CURRENT  LIABILITIES

     On October 31, 2001, total current liabilities totaled $10,554,484, up $9,644,081, or 1,059.3%, from $910,403 at January 31, 2001. This change is primarily the result of an increase in accounts payable, accrued liabilities, Series B Exchangeable Notes of $4,251,500 and notes payable acquired in relation to the acquisition of NetCel360 of $2,250,000, partially offset by the accrued contingent interest on convertible debt of $2,377,485. The funds used for operating expenses were for marketing, advertising, legal expenses, wages and related compensation expenses for the nine months ended October 31, 2001.

CONVERTIBLE  NOTES  PAYABLE

     On October 31, 2001, convertible notes payable were $4,558,056, up $4,558,056 from no balance as of January 31, 2001. The increase was attributable to the sale of $4,558,056 Series A Convertible Notes in June 2001.

ACCRUED  CONTINGENT  INTEREST  ON  CONVERTIBLE  DEBT

     On October 31, 2001, accrued contingent interest on convertible debt was $3,875,151, up $3,875,151 from no balance as of January 31, 2001. The increase was attributable to the sale of Series A Notes convertible into common stock at less than market price.

ACCRUED  INTEREST  AND  OTHER  PAYABLES

     On October 31, 2001, accrued interest expense was $165,187, up $165,187 from no balance as of January 31, 2001. The increase was attributable to the 10% interest accruing on Series A Notes.

LONG  TERM  LIABILITIES

     On October 31, 2001, total long term liabilities totaled $848,092, up $848,092 from no balance as of January 31, 2001. This change is primarily the result of an increase in convertible notes payable of $4,558,056 and accrued interest of $165,187, partially offset by the accrued contingent interest on convertible debt of $3,875,151.

PREFERRED  STOCK  -  SERIES  1-A

     On October 31, 2001, preferred stock for Series 1-A totaled $4,150,774 down $1,834,028, or 30.6%, from $5,984,802 at January 31, 2001. This reflects the exercise of the conversion feature of 759,352 shares of preferred stock to common stock for $1,834,028, during the nine months ended October 31, 2001.

PREFERRED  STOCK  -  SERIES  2-A

     On October 31, 2001, preferred stock for Series 2-A totaled $8,072,591, down $171,435, or 2.1%, from $8,244,026 at January 31, 2001. This decrease reflects the exercise of the conversion feature of 45,242 shares of preferred stock Series 2-A to common stock for $165,000, and the cancellation of 19,501 shares of preferred stock Series 2-A for $6,435 of preferred stock, during the nine months ended October 31, 2001.

COMMON  STOCK,  $0.01  PAR  VALUE

     On October 31, 2001, common stock totaled $212,754, up $33,365, or 18.6%, from $179,389 at January 31, 2001. This primarily reflects the issuance of $27,742 of stock in relation to the acquisition of assets of NetCel360, the conversion of preferred stock to common stock for $7,594, the exercise of warrants for $879 of common stock, $0.01 par value and issuance of $150 of stock for the purchase of domain name, partially offset by the cancellation of $3,000 of common stock, during the nine months ended October 31, 2001.

COMMON  STOCK  ADDITIONAL  PAID-IN-CAPITAL

On October 31, 2001, paid-in-capital totaled $64,025,108, up $9,951,613, or 18.4%, from $54,073,495 at January 31, 2001. This increase reflects the issuance of stock related to the acquisition of assets of NetCel360 of $984,658, and the related beneficial conversion feature of $9,780,445 of the convertible notes payable, as well as the exercise of the conversion feature of 759,352 shares of preferred to common stock for $1,991,434, and the recognition of a beneficial conversion feature related to the anti-dilution feature of the Series 2-A preferred stock of $2,095,428. This is partially offset by the cancellation of 300,000 shares for $96,000, the reduction of stock based deferred compensation of $4,807,373 due to expired and forfeited options, and by the exercise of warrants for $879 of common stock, during the nine months ended October 31, 2001

DEFERRED  COMPENSATION

On October 31, 2001, deferred compensation was $86,667, down $5,718,184, or 98.5% from $5,804,851 at January 31, 2001. This decrease reflects the reduction of stock based deferred compensation of $4,807,373, due to expired and forfeited options, and $910,812 of expense recognized for stock based compensation.

ACCUMULATED  DEFICIT

     On October 31, 2001, the accumulated deficit was $73,462,500, up $21,562,950 or 41.5% from $51,899,550 at January 31, 2001. This change resulted from the net loss of $19,467,522 and the recognition of a beneficial conversion feature related to the anti-dilution feature of the Series 2-A Convertible
Preferred  Stock  of  $2,095,428  during the nine months ended October 31, 2001.

NOTES  RECEIVABLE  FROM  THE  SALE  OF  STOCK

     On October 31, 2001, notes receivable from the sale of stock is nil, down $426,798 or 100%, from $426,798 at January 31, 2001. Notes received in the year ended January 31, 2001 for $248,000 were granted in connection with the issuance of 39,002 shares of Series 2-A Convertible Preferred Stock, of which $124,000 was repaid by the return of shares of Series 2-A preferred stock and $234,634 was written off during the nine months ended October 31, 2001.

TOTAL  SHAREHOLDERS'  DEFICIT

     On October 31, 2001, total shareholders' deficit was $9,264,677, an increase of $5,386,362, or 138.9%, from $3,878,315 at January 31, 2001. This change resulted primarily from the issuance of stock related to the acquisition of assets of NetCel360, including the beneficial conversion feature of $9,221,162, and the exercise of the conversion feature of 759,352 shares of preferred to common stock for $1,999,028, the cancellation of 300,000 shares, net against the recognition of a beneficial conversion feature related to the anti-dilution feature of the Series 2-A Convertible Preferred Stock of $2,095,428 and a decrease in deferred compensation due to stock based compensation of $910,812. This is partially offset by the net loss of $19,467,522 during the nine months ended October 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our major source of funds from the date of inception through October 31, 2001, has been from sale of equity and debt securities. Our principal sources of cash and cash equivalents for the nine months ended October 31, 2001, other than from investor funds, were from funds received from approximately $3.5 million of revenues related primarily to the resale of Gateway products; however, we also incurred substantial expenses. Of the $3.5 million, $0.9 million of revenue was in accounts receivable as of October 31, 2001. As of November 1, 2001, we terminated all of our reseller arrangements with Gateway and ceased selling Gateway products in Hong Kong and Singapore. Subsequent to October 31, 2001 we received an advance payment from Gateway in the amount of $3.0 million in connection with our engagement as Gateway's exclusive provider of warranty support services for their products in the Asia-Pacific region. We believe these funds will provide operating capital until a fund raising from shareholders or third party investors can be implemented in late 2001 or early 2002. At November 30, 2001, the Company had cash balances of approximately $6.1 million, of which $4.05 million is restricted.

     There can be no assurances that we will continue generating additional revenue from clients. The Company has implemented cash conservation measures. There is, however, no assurance that the client funding will occur in the projected amount or in any amount, nor is there any assurance that the Company can raise significant additional capital in a fund raising from its shareholders or other third party investors.

     The Consolidated Statements of Cash Flows for the nine months ended October 31, 2001, and 2000 show that net losses were $19,467,522 and $18,537,691, respectively. We used $7,421,013 in cash from operations during the nine months ended October 31, 2001. A significant non-cash entry was made to operating activities for stock based compensation expense for the nine months ended October 31, 2001, and 2000 of $910,812 and $9,648,565 respectively. In addition, a non-cash entry was made to operating activities for recognition of the loss on impairment fixed assets of $741,925, a loss on impairment of goodwill of $4,078,872, amortization of beneficial conversion feature on convertible debt of $3,527,809 and a write-off of notes receivable of $586,360 for the nine months ended October 31, 2001.

     We used $4,536,694 of cash in investing activities, primarily from using $4,000,000 in cash for cash on deposit in support of a letter of credit and $470,292 in the acquisition of property and equipment, during the nine months ended October 31, 2001. We were provided $7,247,761 in cash from financing activities, primarily from the proceeds of convertible notes in the nine months ended October 31, 2001 and the effect of foreign exchange adjustments of cash was a gain of $2,872.


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

     In addition, we have recognized only a small amount of revenue from the Internet version of our prior product, Virtual Source Network ("VSN") and very limited revenue from the LiquidMarketplace(TM) product acquired in January 2001. In March 2001, we announced our decision to stop marketing our VSN product; and in July 2001, we decided to discontinue marketing of the LiquidMarketplace(TM) products. There is no assurance that we will achieve positive cash flow and operating profitability within the limits of our available capital.

     Accordingly, we expect to continue to incur significant losses and experience negative cash flows in the foreseeable future. We will need to generate significant revenues to achieve profitability. In our current business model, we have never been profitable and we may not, under our current business model, be able to become profitable or to sustain profitability. As of October 31, 2001, we had recorded substantial operating losses and had an accumulated deficit of approximately $73.5 million.

We  may  not  be  able  to  obtain  sufficient  funds  to  meet  our  operating
-------------------------------------------------------------------------------
requirements.
------------

     Our major source of funds from the date of inception through October 31, 2001, has been from sale of equity and debt securities. Our principal sources of cash and cash equivalents for the nine months ended October 31, 2001, other than from investor funds, were from funds received from approximately $3.5 million of revenues related primarily to the resale of Gateway products; however, we also incurred substantial expenses. Of the $3.5 million, $0.9 million of revenue was in accounts receivable as of October 31, 2001. As of November 1, 2001, we terminated all of our reseller arrangements with Gateway and ceased selling Gateway products in Hong Kong and Singapore. Subsequent to October 31, 2001 we received an advance payment from Gateway in the amount of $3.0 million in connection with our engagement as Gateway's exclusive provider of warranty support services for their products in the Asia-Pacific region. We believe these funds will provide operating capital until a fund raising from shareholders or third party investors can be implemented in late 2001 or early 2002. At November 30, 2001, the Company had cash balances of approximately $6.1 million.

     There can be no assurances that we will continue generating additional revenue from clients. The Company has implemented cash conservation measures. There is, however, no assurance that the client funding will occur in the projected amount or in any amount, nor is there any assurance that the Company can raise significant additional capital in a fund raising from its shareholders or other third party investors.

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

We  expect  to  generate  a  substantial  part  of our revenues from one client.
-------------------------------------------------------------------------------

     Because our revenues are small, any one client could generate a substantial part of our revenues. We would then be vulnerable to any ability of that client to terminate its service agreement with us or the inability of that client to satisfy its obligations to us.

     From July 1, 2001 to October 31, 2001, we derived a substantial majority of our revenues from our relationship with one client, Gateway Manufacturing, Inc. Following Gateway's announcement on August 28, 2001 that it was immediately closing all of its company-owned operations in Malaysia, Singapore and other countries in the Asia-Pacific region, we ceased sales of Gateway products in Hong Kong and Singapore shortly thereafter and terminated our reseller agreement with Gateway on November 1, 2001. Accordingly, our revenues in the quarter ended October 31, 2001 were materially and adversely affected, and we incurred expenses in terminating our Gateway reseller operations. We expect to continue to derive a substantial portion of our revenue, at least in the near term, from the warranty support services contract we have entered into with Gateway.

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

Risks  Related  to  Economic  Disruptions.
------------------------------------------

     As a provider of BPO and distribution services, the Company's business is dependent upon the underlying businesses of its clients. The September 11, 2001 terrorist attack on the United States appears to have slowed economic recovery not only in the United States but in the Asia-Pacific region as well. We are unable to fully assess the impact such events have had upon our clients and prospective clients. Further events of the magnitude of those of September 11 could significantly slow economic growth in the Asia-Pacific region and adversely affect the businesses of our clients, thereby reducing their need or desire for our services. A significant disruption of telecommunications, transportation, mail and other infrastructure could make it difficult and more expensive for us to service our customers in a timely fashion or at all, and for our vendors and service providers to render goods and services to us. Such a disruption might also result in delays in receiving payments from clients. Volatility and uncertainty in the world's stock markets brought about by terrorist and other disruptive events could also impair our ability to raise capital.

Our  transaction-based service contracts with our clients contain pricing risks.
--------------------------------------------------------------------------------

     Generally, our contracts with our clients for our transaction-based services are for long-term periods. We charge and bill for each of our transaction-based services on a fixed and transactional basis. If we underestimate the costs and resources needed to provide these services or if our service providers increase their charges to us, we could incur losses on our transaction-based service contracts which would have a material adverse effect on our business, financial condition and results of operations.

We  are  dependent  on  a  number  of  vendors  and  service  providers.
-----------------------------------------------------------------------

     We are dependent on vendors and service providers in delivering our services. In particular, our warranty support services for Gateway rely on arrangements with independent field service providers, warehouse providers and shipping companies. The termination or disruption of our arrangements with one or more of these vendors could have a material adverse effect on our business, financial condition or results of operation.

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

We  may  not  be  able  to  compete  effectively  against  our  competitors.
---------------------------------------------------------------------------

     We operate in a highly competitive environment. In particular, increasing numbers of companies are entering the BPO industry in the Asia-Pacific region. This industry is relatively new and, as it develops, our competitors may better position themselves to compete in our lines of business and markets. We face competition from local, regional and global companies that:

     - specialize in one or more of the services included in the suite of services we offer our clients;

     - are expanding their services beyond those they have traditionally offered; and

     -    are  increasing  their  activities  in  our  markets.

     These competitors may have greater resources or more advanced technology than we do. Other competitors may emerge in the future with significantly greater financial, technical and marketing resources than we have. These competitors may be in a better position than us to develop current and future services, expand market share and to offer services and products that provide significant performance, price, creative or other advantages over those offered by us.

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

We  depend  on  our  key senior management and executive officers to execute our
--------------------------------------------------------------------------------
business  strategy  and  could  be  harmed  by  the  loss  of  their  services.
------------------------------------------------------------------------------

     We believe that successful management and the ability to execute our services will be critical inthe success of our business. Therefore, our success depends in large part upon the continued efforts, service and performance of our senior management team and executive officers, and in particular of the following key management executives:

     -    Phillip  Kelly,  our  Co-Chairman  and  CEO;

     - Dennis Smith, our Vice Chairman, Chief Financial Officer (CFO) and Chief Strategy Officer (CSO); and

     -    John  Cantillon,  our  Chief  Operating  Officer.

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

We  have  an  incomplete  disaster  recovery  plan.
--------------------------------------------------

     A significant portion of our information systems is located in the VCC in Kuala Lumpur. We do not maintain a redundant site, although we are currently planning to do so. We are currently assessing a disaster recovery plan. Until the plan is completed, there are risks of localized telecommunications, Internet and systems failure.

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

Our  corporate  charter  contains  anti-takeover  provisions.
------------------------------------------------------------

     In connection with our reincorporation in Delaware, we increased the number of shares of common stock authorized for issuance to 100,000,000. Our stockholders have approved proposals that would permit us to increase the number to as many as 500,000,000 or a smaller amount of authorized common stock combined with a reverse split of our outstanding common stock. The issuance of additional shares of common stock could have the effect of delaying, deferring or preventing a change in control, even if such change in control would be beneficial to our stockholders.

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

We  have  incurred  significant  amounts  of  debt.
--------------------------------------------------

     We have incurred significant amounts of debt to finance our operations. We have assumed $2.25 million of NetCel360's debt (the "Bridge Loan"), which is repayable on December 31, 2001. This debt is secured by our assets in Malaysia. In addition, we have issued $4.56 million in principal amount of Series A Convertible Notes (the "Series A Notes") and $4.25 million of Series B Exchangeable Notes (the "Series B Notes"), all of which are repayable on June 30, 2003. Series B Notes are exchangeable, if not paid by February 15, 2002, into Series A Convertible Notes.

     We intend to discharge the Bridge Loan by causing it to be converted into our common stock on December 18, 2001 and have notified the holders of the Bridge Loan accordingly.

     The proceeds of the Series B Notes are being used to secure a standby letter of credit in favor of Gateway and may not be used for any other purpose. The Reseller Agreement with Gateway was terminated as of November 1, 2001. Upon payment in full of all remaining accounts payable owed by us to Gateway under the Reseller Agreement, the letter of credit for Gateway will be terminated, which would result in the release of the cash deposit securing the letter of credit for repayment to holders of the Series B Exchangeable Notes.

     We have received an advance payment from Gateway in connection with our engagement as Gateway's exclusive provider of warranty support services for their products in the Asia-Pacific region. We believe these funds will provide operating capital until a rights offering to shareholders or fund raising from third party investors can be implemented in late 2001 or early 2002. There is, however, no assurance that we can raise significant additional capital in a rights offering to shareholders or fund raising from third party investors.

The  market  for  our  Common  Stock  may  be  illiquid.
-------------------------------------------------------

     The  average  daily  volume  of  our  registered common stock on the Nasdaq
National Market System is currently less than 50,000 shares. There can be no assurance that volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.

We  may  not  be  able  to  maintain  our  listing  on  a  major  stock  market.
-------------------------------------------------------------------------------

     Although our common stock began trading on the Nasdaq National Market System on October 30, 2000, there is no assurance that we will continue to be listed on the Nasdaq National Market System. Our common stock is currently trading below $1.00 per share. We received a letter of delisting on July 24, 2001 for failing to maintain a trading price at or above $1.00 per share. We were granted an oral hearing on September 13, 2001 (the "Hearing") before a Nasdaq Listing Qualification Panel (the "Panel") to appeal Nasdaq's determination, which was subsequently rescheduled by Nasdaq to September 28, 2001. Pending the Panel's decision, there will be a stay on the delisting of our Common Stock. On August 9, 2001, we received a letter from Nasdaq requesting that at the Hearing, we also address Nasdaq's determinations that (i) we failed to meet Nasdaq's minimum stockholders' equity and net tangible assets requirements, and (ii) our acquisition of substantially all of the assets of NetCel360 constitutes a reverse merger. We disagree with Nasdaq's determination that our acquisition of NetCel360 constitutes a reverse merger and have made submissions to Nasdaq refuting this determination. If the Panel determines that we are in violation of Nasdaq's rules, we will be required to submit a new listing application and meet all initial Nasdaq national market listing criteria. If we were required to reapply for Nasdaq national market listing as of today, we could not currently meet all of these listing requirements. While the listing of our stock does not have a direct effect on our operations, it has an effect on the perception of us among potential investors and can have an effect on our ability to raise additional funds.

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

Outstanding  convertible  preferred stock, convertible debt securities, warrants
--------------------------------------------------------------------------------
and  options  could  result  in  potential  dilution  and  an  adverse impact on
--------------------------------------------------------------------------------
additional  financing.
---------------------

     As of October 31, 2001, if all of our outstanding convertible debt, warrants and options were converted into common stock, and if all currently outstanding convertible preferred stock were converted in accordance with anti-dilution features of those securities, we estimate that approximately 160 million shares of common stock would be outstanding. This amount includes the Bridge Loan, Series A Notes, Series B Notes and warrants issued in connection with the Series B Notes. The issuance of common stock pursuant to the conversion or exercise of these securities have been approved by our stockholders. In addition, our stockholders have approved a stock option/stock issuance plan under which we may issue a number of shares of common stock equal to 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable) and an employee stock purchase plan pursuant to which we can issue up to 7,000,000 shares.

     To the extent that such convertible preferred stock, convertible debt, options and warrants are exercised, substantial dilution of the interests of our stockholders could result and the market price of the Common Stock may be materially adversely affected. For the life of the convertible preferred stock, convertible debt, warrants and options, the holders will have the opportunity to profit from a rise in the price of the Common Stock. The existence of the convertible preferred stock, convertible debt, warrants and options is likely to affect materially and adversely the terms on which we can obtain additional financing and the holders of the convertible preferred stock, convertible debt, warrants and options can be expected to exercise them at a time when we would otherwise, in all likelihood, be able to obtain additional capital by an offering of our unissued capital stock on terms more favorable to us than those provided by the convertible preferred stock, convertible debt, warrants and options.

Additional  shares  may  be  eligible  for  future  sale  in  the public market.
--------------------------------------------------------------------------------

          We may make sales of substantial amounts of our Common Stock in the public market from time to time, which could adversely affect prevailing market prices for the Common Stock.

Item 3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

          None.

                           PART II - OTHER INFORMATION

Item 1.   LEGAL  PROCEEDINGS

     On or about October 10, 2001, two lawsuits were filed against us by purported holders of Series 2-A Convertible Preferred Stock before the United States District Court for the Northern District of Illinois entitled Crestview
                                                                       ---------
Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource,
----------------------------------                          --------------------
Inc.,  Case  No.  01 C 7831. Both lawsuits allege that we failed to register the
----
underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, respectively, plus attorney's fees and costs. A response to these complaints is not due until December 14, 2001. At this early stage of the proceedings, it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, we deny any and all liability and intend to vigorously defend against these charges.

Item  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     During the nine months ended October 31, 2001, we purchased substantially all the assets of NetCel360 in exchange for up to 3,709,699 shares of our common stock. Of this amount, 2,774,213 shares were issued at the closing and the remaining 935,486 shares will be issued to NetCel360 six months following the closing, subject to hold back to satisfy NetCel360's indemnification obligations under the Acquisition Agreement. Also, 300,000 shares were cancelled in exchange for the cancellation of notes receivable from the sale of stock, warrants were converted to 87,912 shares of common stock of Vsource, 759,352 shares of preferred stock were converted to common stock of the Company and 15,000 shares were issued for purchase of domain name.

Item 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          None.

Item 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

Item 5.   OTHER  INFORMATION

     In our Proxy Statement sent to our stockholders on October 18, 2001, we stated that we intended to hold our 2002 Annual Meeting of Stockholders in October 2002 and that proposals of stockholders intended to be presented at the 2002 Annual Meeting of Stockholders and included in the proxy statement and form of proxy relating to that meeting must be received by us by June 18, 2002.

     Our intention is now to hold our 2002 Annual Meeting of Stockholders in May 2002 and to mail proxy statements relating to the meeting in April 2002. Proposals of stockholders intended to be presented at the 2002 Annual Meeting of Stockholders and included in the proxy statement and form of proxy relating to that meeting must be received by us by January 31, 2002.

     After the January 31, 2002 deadline, a stockholder may present a proposal at the 2002 annual meeting if it is submitted to the Company's Secretary no later than March 15, 2002. If timely submitted, the stockholder may present the proposal at the 2002 meeting, but we are not obligated to present the matter in our proxy materials.

Item 6.   EXHIBIT  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS:


10.26(a)  Support  Services  Agreement dated October 24, 2001 between Vsource
          (CI)  Ltd,  Vsource,  Inc.  and  Gateway  Japan  Inc.
10.27 Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd.
______________
(a)     Confidential  treatment  requested


     (b)  REPORTS  ON  FORM  8-K

          1. On August 3, 2001 we filed a Current Report on Form 8-K reporting that we had engaged PricewaterhouseCoopers as our new independent accountants and reporting that we had been notified by Nasdaq that we had failed to comply with its minimum bid price requirements and was therefore subject to delisting from the Nasdaq National Market System

          2. On August 8, 2001 we filed a Current Report on Form 8-K/A, amending our Current Report on Form 8-K filed on July 17, 2001, reporting that our client-auditor relationship with Grant Thornton LLP had ceased.

          3. On August 24, 2001 we filed a Current Report on Form 8-K attaching a letter that we had sent to our shareholders explaining the impact of our acquisition of NetCel360 Holdings Limited.

          4. On September 28, 2001, we filed a Current Report on Form 8-K (i) reporting that we had entered into a non-binding memorandum of understanding pursuant to which Gateway had appointed us as their exclusive service and support provider for existing Gateway customers in the Asia-Pacific region, and (ii) reporting our earnings results for the quarter and the six months ended July 31, 2001.

          5. On October 24, 2001, we filed a Current Report on Form 8-K reporting that on October 18, 2001, Nasdaq had resumed "VSRC" as our trading symbol.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VSOURCE,  INC.




By: /s/  Phillip E. Kelly
  --------------------------

  Phillip E. Kelly
  Chief Executive Officer
  (Principal Executive Officer)



By: /s/  Dennis M. Smith
  -------------------------

   Dennis M. Smith
   Chief Financial Officer
   (Principal Accounting Officer)



Date:  December  6,  2001

                                  EXHIBIT INDEX


10.26(a)  Support  Services  Agreement dated October 24, 2001 between Vsource
          (CI)  Ltd,  Vsource,  Inc.  and  Gateway  Japan  Inc.
10.27 Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd.
______________
(a)     Confidential  treatment  requested