Form 10KSB/A
period 2001-01-31
VSOURCE INC
filed 2002-02-22
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 3

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2001.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM            TO
                                       ----------    -----------

                        Commission file number: 000-30326

                                  VSOURCE, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                    77-0557617
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

     5740 RALSTON STREET, SUITE 110
         VENTURA, CALIFORNIA                             93003
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

State issuer's revenues for the fiscal year ended January 31, 2001 . . . . . . . . . . . . .  $    35,000

Aggregate market value of the Registrant's Common Stock
(based on the price at which such equity was sold on April 30, 2001)
held by non-affiliates of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . .    5,066,517

Number of shares of common stock outstanding as of April 30, 2001. . . . . . . . . . . . . .   18,685,814
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of April 30, 2001.    1,804,105
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of April 30, 2001.    1,350,176

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

                                            TABLE OF CONTENTS
                                            -----------------
                                                                                                  Page
                                                                                                  ----
                                                PART I
Item 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
Item 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
Item 3    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . .    20

                                               PART II
Item 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS . . . . . . . . . . . . . . .    20
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . .    26
Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . . .    29
            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . . . .    29
            CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
            CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . .    32
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . .    33
            CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . . . . .    34
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .    35
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE      48

                                              PART III
Item 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . .    49
Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  .    51
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . .. .    53
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . . . . . .     56
Item 13.  EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES. . . . . . . . . . .     58
            EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    58
            REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    59
            SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    60

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

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

PRODUCT  OFFERINGS

Business-to-Consumer

     -    LiquidAuction

The Company launched LiquidAuction, its first dynamic pricing engine, in mid 2000, for businesses that seek to conduct live auctions over the Internet. This market solution provides an outsourced application that allows companies to set up an online auction in minutes and be in business the same day under their own storefront and brand identity. By bringing together buyers and sellers, this product helps businesses create new sales channels, manage inventory, attract new customers, introduce new products, and strengthen relationships with existing partners and customers.

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

     -    Superior  Economics

Through data center scale economies and browser-based application architecture, the solution reduces the total cost of ownership and lowers up-front expenditures for clients. Additionally, the Company reduces up-front capital costs by supplying the necessary services and infrastructure required to run enterprise-class applications that are quickly and easily deployable.

     -    Simplified  IT  Management

The Company's applications reduce the need to build and maintain complex technological competencies. This allows merchants to get their site up and running quickly, using advanced technology. The Company buys and configures the hardware, manages the application and server architecture, maintains and upgrades the software and provides customer support for back-end operations. The Company manages the day-to-day infrastructure responsibilities, allowing merchants to focus on their core business objectives.

     -    Vsource--  -  One  Stop

LiquidAuction is 100% web-based, allowing merchants to set up their own auction utilizing their own brand identity. Using LiquidAuction, online merchants can run auctions at reduced cost and with professional levels of service.


Business-to-Business

     -    Digital  Marketplace  Technology

The Company is currently developing solutions for creating digital marketplaces. Among the solutions is LiquidMarketplace(TM), a suite of integrated digital marketplace or transaction solutions, including auctions and fixed-price catalogs. These solutions are identified as LiquidAuction(TM) and LiquidCatalog(TM). This suite allows public exchange clients to handle both seller and buyer-initiated transactions in the eMarketplaces. Unlike single-sided solutions, these are specifically designed to enable multi-buyer/multi-seller interaction and collaboration. They provide a common trading hub, where buyers and sellers can come together to conduct auctions, reverse auctions, and fixed-price transactions, without compromising individual processes and relationships among the participants. Although the specific business model and associated benefits differ across marketplace models, a general set of core benefits can be recognized. The Company's private exchange solution, LiquidStore(TM), offers private catalog and auction functionality to LiquidMarketplace(TM) participants or stand-alone clients. Following are some of the key benefits for each of the digital marketplace participants:

          -    Advanced  technology  and  expertise
          -    Lower  costs  or  risks
          -    New  marketing  and  distribution channels to customers
          -    Better  customer  service  through  online  interaction
          -    No  on-going  software  upgrades  and  maintenance  costs
          -    Outsourced  expertise

     -    New  Digital  Marketplace  Models

The Company is developing a set of core competencies, particularly in the areas of exchanges. The technologies include seller-oriented tools such as auctions and fixed price catalogs as well as buyer enablement tools.

The Company provides technology to companies that possess expertise in a particular industry or for companies seeking to exploit critical inefficiencies in distribution or sales. These companies use the marketplace as a strategy to bring buyers and sellers together. Depending on the industry or market, companies can automate existing distribution channels or divert business from those channels by creating new exchanges.

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

     INEFFICIENCIES IN TRADITIONAL BUSINESS PROCUREMENT

Historically, most organizations have sold and purchased goods and services through paper-based or semi-automated processes. These processes are costly, time consuming, complex and often include the re-keying of information, lengthy approval cycles and significant attention of financial and administrative personnel. Furthermore, corporate purchasing has historically been highly fragmented and decentralized, thus making it difficult for businesses to manage employee purchases, control spending and prevent duplicative or unauthorized ordering. The cost of each corporate purchasing transaction often exceeds the cost of the items being purchased. Facing increasing competitive pressures to lower costs and improve productivity, businesses are seeking to replace these traditional paper-based transactions with centralized eProcurement solutions that provide cost-effective and efficient networks for the purchase of goods and services.

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

The Company anticipates that a growing number of online merchants will seek auction solutions that enable them to create and maintain their own brand images, control their customers' experience and collect bidder activity data. Merchants are also likely to be attracted to solutions that are simple to implement, become quickly operational and facilitate targeted interaction with visitors to their sites.

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

In  1999  management  identified  Ariba (Nasdaq: ARBA) and Commerce One (Nasdaq:
CMRC) as the principal competitors to the VSN product, both of which had significantly larger capital resources and were further into their development than the Company. VSN was marketed by trade journal advertisements and trade shows and sold primarily by Company executives and sales representatives.

In the fall of 2000 the Company's marketing strategy was revised to target mid-sized businesses (large public and private businesses smaller than Fortune 500 companies) with its competitor list expanded to include specialists such as PurchasePro (Nasdaq:PPRO) and a broad list of major software suppliers.

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

During March and April of 1999, the Company sold 737,493 shares of unrestricted common stock, and received $999,942 less offering costs. No underwriters were used, and no commissions were paid. Legal fees approximated $5,000. This offering was a private placement and was exempt from registration under the Securities Act and made in accordance with Regulation D. The Company was again eligible under Securities and Exchange Commission Rule 504, which allowed the shares sold in this private placement to be issued without restrictive legend. Because Rule 504 was changed effective April 7, 1999, the last sale of shares under this offering was made on April 6, 1999. The recipients of these shares, primarily existing Company investors, or friends, relatives and business associates of the Company officers, directors and investors, represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution.

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

During the period July 1, 1999 to December 31, 1999, the Company sold 757,720 shares of restricted common stock, and received $1,140,000. No underwriters were used and no commissions were paid. The sales were a private placement and exempt from registration under Section 4(2) of the Securities Act. The transactions did not involve a public offering. There were eleven offerees and nine purchasers, each of whom was an accredited investor, and familiar with the Company and four of whom were existing shareholders. The investors represented their intention to acquire the shares for investment purposes only, and not with a view to resale or distribution, and appropriate stop transfer instructions and restrictive legends indicating the transfer restrictions will be placed on each stock certificate when issued. Each individual had ample access to the kind of information from the Company that a registration statement would include.

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

Doubt About the Company's Ability To Continue as a Going Concern

     The Company has sustained operating and cash losses since inception, resulting in an accumulated deficit of approximately $52 million as at January 31, 2001. Continued losses are projected for the foreseeable future, raising doubt as to the Company's ability to raise new financing to fund operations and continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and contemplate the continuation of the Company as a going concern. The report of the auditors of the Company's financial statements for the year ended January 31, 2001 states in an explanatory paragraph that there is substantial doubt and uncertainty about the Company's ability to continue as a going concern.

     Numerous factors could affect the Company's operating results including, but not limited to, general economic conditions, competition and changing technologies. A change in any of these factors could have an adverse effect on the Company's consolidated financial position or results of operations. During the 2001 fiscal year, the Company was required to raise additional capital in order to continue its operations. The issuances of Series 1-A and 2-A Preferred Stock were completed to finance the Company's operations at the end of the 2000 fiscal year. If the current economic slowdown continues, the Company may not be able to generate revenues, control costs and attract needed additional capital.

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

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased to $16,123,943 for the year ended January 31, 2001 from $1,167,328 for the year ended January 31, 2000, an increase of $14,956,615, or 1281%. The increase was due to major increases of $1,440,241 in advertising and marketing to support the product implementation, and including expenses associated with an increase in personnel, including payroll, rent and travel and a substantial increase of $11,846,863 in the recognition of stock-based compensation.

RESEARCH AND DEVELOPMENT: Research and development expenses increased to $11,654,679 for the year ended January 31, 2001 from $3,458,933 for the year ended January 31, 2000, an increase of $8,195,746, or 237%. The increase was due to increased costs associated with the development of the Company's Internet version of its VSN electronic purchasing system. Such increased costs include additional personnel and personnel-related expenses at $2,458,264 as well as increased licensing fees for development-related tools and systems and a substantial increase of $5,432,372 in the recognition of stock-based compensation.

TOTAL EXPENSES: Total expenses increased to $27,778,622 for the year ended January 31, 2001 from $4,626,261 for the year ended January 31, 2000, an increase of $23,152,361, or 501%. The increase in total expenses was due primarily to the increases in both research and development and general and administrative expenses of $8,195,746 and $14,956,615, respectively, including a substantial increase of $17,279,235 in the recognition of stock-based compensation.


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



/s/  Grant Thornton LLP
Los Angeles, California
April 13, 2001 (except for Note 13,
as to which the date is May 3, 2001
and except for Note 14, as to which
the date is September 24, 2001.)

                                        VSOURCE, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                         January 31,
                                         (Restated)
                                           ASSETS

                                                                       2001         2000
                                                                   ------------  -----------
CURRENT ASSETS
     Cash                                                          $ 5,360,525   $5,124,399
     Restricted cash                                                    47,737       82,768
     Accounts receivable                                                 4,200           --
     Notes receivable-related parties                                  150,000           --
     Prepaid expenses                                                  103,687           --
                                                                   ------------  -----------
          Total current assets                                       5,666,149    5,207,167

PROPERTY AND EQUIPMENT
     Equipment and fixtures                                          1,099,628      240,208
     Less - accumulated depreciation                                  (167,283)     (17,708)
                                                                   ------------  -----------
                                                                       932,345      222,500

OTHER ASSETS
     Goodwill                                                        4,592,863           --
     Notes receivable-related parties                                   50,000      110,728
     Other assets                                                       19,559           --
                                                                   ------------  -----------
                                                                   $11,260,916   $5,540,395
                                                                   ============  ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                              $   598,717   $  247,472
     Accrued expenses                                                  311,686      100,937
     Amounts related to in-process
       private placement of preferred stock                                 --    6,002,500
     Convertible notes payable                                              --      150,000
                                                                   ------------  -----------
                                                                       910,403    6,500,909

COMMITMENTS AND CONTINGENCIES                                               --           --

PREFERRED STOCK
     Preferred stock Series 1-A ($0.01 par value, 2,900,000
     shares authorized; 2,437,354 shares issued and outstanding.
      Aggregate liquidation value is $6,093,385.)                    5,984,802           --

     Preferred stock Series 2-A ($0.01 par value, 2,100,000
     shares authorized; 1,375,917 shares issued and outstanding.
     Aggregate liquidation value is $8,819,628)                      8,244,026           --
                                                                   ------------  -----------
          Total preferred stock                                     14,228,828           --
                                                                   ------------  -----------

        The accompanying notes are an integral part of these statements.

                                  VSOURCE,  INC.
                          CONSOLIDATED  BALANCE  SHEETS
                                  January  31,
                                   (Restated)

                                                              2001          2000
                                                          ------------  ------------
SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock ($0.01 par value, 100,000,000
          shares authorized; 17,938,912 and 15,807,130
          issued and outstanding as of January 31, 2001
          and 2000, respectively)                             179,389       158,071
     Additional paid-in capital                            54,073,495    10,645,934
     Deferred compensation                                 (5,804,851)   (1,780,817)
     Accumulated deficit                                  (51,899,550)   (9,804,904)
     Notes receivable from the sale of stock                 (426,798)     (178,798)
                                                          ------------  ------------
          Total shareholders' equity (deficit)             (3,878,315)     (960,514)
                                                          ------------  ------------
                                                           11,260,916   $ 5,540,395
                                                          ============  ============

        The accompanying notes are an integral part of these statements.

                                       VSOURCE, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                              For the years ended January 31,
                                         (Restated)


                                                                    2001           2000
                                                                -------------  ------------
Revenue                                                         $     35,000   $     3,500

General and administrative expenses (including $12,271,129
    and $424,266 of stock based compensation for the
    years ended January 31, 2001 and 2000, respectively)          16,123,943     1,167,328

Research and development (including $5,432,372 of stock based compensation for the year ended January 31, 2001.
    No stock based compensation is included for the
    year ended January 31, 2000)                                  11,654,679     3,458,933
                                                                -------------  ------------

    Total expenses                                                27,778,622     4,626,261
                                                                -------------  ------------

Loss from operations                                             (27,743,622)   (4,622,761)

Other income (expense):
    Interest expense                                                 (11,589)     (388,571)
    Loss on impairment of intangible asset                                --      (527,356)
    Interest income                                                  152,431        15,394
    Other income                                                       4,018            --
                                                                -------------  ------------

    Net loss                                                    $(27,598,762)  $(5,523,294)
                                                                =============  ============

Loss available to
    common stockholders (See notes 11 and 14)                   $(42,094,646)  $(5,523,294)
                                                                =============  ============

Basic and diluted weighted average number of
  common shares outstanding                                       16,020,510    13,931,634
                                                                =============  ============

Basic and diluted net loss per share
    available to common stockholders
    (See note 14)                                               $      (2.63)  $     (0.40)
                                                                =============  ============

        The accompanying notes are an integral part of these statements.

                                                           VSOURCE, INC.
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                            (Restated)


                                                                                        Total
                                   Common     Stock     Additional      Deferred        Notes       Accumulated    Shareholder's
                                   Shares     Amount     Paid-in-     Compensation    Receivable      Deficit         Equity
                                 ----------  --------  ------------  --------------  ------------  -------------  ---------------
Balance at January 31, 1999      11,401,492  $114,014  $ 4,296,392              --            --   $ (4,281,610)  $      128,796
Issuance of common stock,
     net of issuance costs        1,495,213    14,952    2,124,990                                                     2,139,942
Issuance of common stock upon
     conversion of demand notes   2,210,201    22,102      949,451                                                       971,553
Issuance of common
     stock for services              64,165       642      112,735                                                       113,377
Granting of common stock
     options for services                                2,123,832      (1,780,817)                                      343,015
Issuance of warrants
    - related party                                        435,136                                      435,136               --
Beneficial conversion feature                              349,710                                                       349,710
Modification in terms of
   stock options                                            81,251                                                        81,251
Exercise of stock options           636,100     6,361      172,437                      (178,798)                             --
Net loss                                                                                             (5,523,294)      (5,523,294)
                                 ----------  --------  ------------  --------------  ------------  -------------  ---------------
Balance at January 31, 2000      15,807,171  $158,071   10,645,934      (1,780,817)     (178,798)    (9,804,904)        (960,514)
Issuance of preferred stock              --        --                                                  (248,000)        (248,000)
Conversion of preferred stock       661,057     6,610    2,804,999                                                     2,811,609
Issuance of common stock-
    acquisition of OTT            1,089,389    10,894    4,047,360                                                     4,058,254
Issuance of common stock
     Upon conversion of
     demand notes                    65,654       657      163,480                                                       164,137
Beneficial conversion feature
    and deemed non-cash
    dividend to preferred
    stockholders                                        14,495,884                                  (14,495,884)              --
Compensation related to:
    options granted for
    services                                            11,942,646      (6,684,383)                                    5,258,263
    warrants issued for
    services                                            10,966,310                                                    10,966,310
Issuance of stock
    for services                      8,250        83      319,216                                                       319,299
Expired and forfeited options                           (2,660,349)      2,660,349                                            --
Exercise of stock options           209,334     2,094    1,348,995                                                     1,351,089
Exercise of warrants                 98,057       980         (980)                                                           --
Net loss                                                                                            (27,598,762)     (27,598,762)
                                 ----------  --------  ------------  --------------  ------------  -------------  ---------------
Balance at January 31, 2001      17,938,912  $179,389  $54,073,495   $  (5,804,851)  $  (426,798)  $(51,899,550)  $   (3,878,315)
                                 ==========  ========  ============  ==============  ============  =============  ===============

        The accompanying notes are an integral part of these statements.

                                   VSOURCE, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the years ended January 31,
                                     (Restated)


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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

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

IMPAIRMENT  OF  LONG-LIVED  ASSETS

The Company reviews long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment. For assets to be held and used, including acquired intangibles, the Company initiates a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparison of its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and for which management has committed a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

STATEMENT  OF  CASH  FLOWS

For the purpose of the statement of cash flows, cash includes amounts "on-hand" and amounts deposited with financial institutions.

Supplemental disclosure of cash flow information is as follows:

     Cash paid during the period:

                                           For the Years Ended January 31,
                                         ----------------------------------
                                               2001              2000
                                         --------------  ------------------
Interest                                  $          --  $               --
                                         ==============  ==================
Income taxes                              $       1,600  $            1,600
                                         ==============  ==================

Supplemental schedule of non-cash investing and financing transactions:

     Issuance of common stock in connection with the following transactions:

                                          For the Years  Ended January 31,
                                          ----------------------------------
                                               2001              2000
                                          --------------  ------------------

Conversion of debt to equity              $    6,002,500  $          996,553
                                          ==============  ==================
Purchase of OTT                           $    4,058,854  $               --
                                          ==============  ==================

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)


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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)


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

The following table summarizes information about stock options outstanding at January 31, 2001:

                                             Weighted
                                              Average
                                 Weighted    Remaining                  Exercisable
                     Number of    Average    Years of     Number Of      Weighted
Range of Exercise     Options    Exercise   Contractual    Options        Average
Prices              Outstanding    Price       Life      Exercisable  Exercise Price
------------------  -----------  ---------  -----------  -----------  ---------------
0.59  -  1.10          947,625  $     .74          8.0      778,455  $           .72
1.66  -  3.05          568,839  $    2.57          8.6      282,890  $          2.63
6.00  -  9.43          270,169  $    6.73          9.7        4,045  $          6.00
10.00 - 16.01           58,679  $   13.20          9.6           --               --
                    -----------                           ----------
  Total              1,845,312                            1,065,390
                    ===========                           ==========

The Company has elected to continue using the intrinsic-value method of accounting for stock-based awards granted to employees in accordance with APB 25.

The following table reflects pro forma net income and earnings per share had the Company elected to adopt the fair value approach of SFAS 123 for the years ended:

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

                             January 31,    January 31,
                            -------------  -------------
                                2001           2000
                            -------------  -------------
Net loss as reported        $(27,598,762)  $ (5,523,294)
Pro forma                   $(28,411,728)  $ (6,921,005)
Loss per share as reported  $      (2.63)  $      (0.40)
Pro forma                   $      (2.68)  $      (0.50)

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

The following table summarizes information about warrant transactions for the years ended January 31, 2001 and 2000:

                                                                 Weighted
                                                             Average Exercise
                                                   Shares         Price
                                                 ----------  ----------------
Outstanding at January 31, 1999                         --                 --
Granted                                            120,000               2.00
Exercised                                               --                 --
Cancelled                                               --                 --
Outstanding at January 31, 2000                    120,000               2.00
                                                 ----------
Granted                                          1,733,421               6.37
Exercised                                         (120,000)              2.00
Cancelled                                               --                 --
                                                 ----------

Outstanding and exercisable at January 31, 2001  1,733,421               6.37
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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

Accordingly, as the realization and use of the net operating loss carryforward is not probable at January 31, 2001 or 2000, the tax benefit of the loss carryforward has been offset by a valuation allowance of the same amount.

The composition of deferred tax assets is as follows:

                                           January 31,
                                   ----------------------------
                                       2001           2000
                                   -------------  -------------
Total deferred tax assets          $ 10,095,923   $  2,424,637
Total valuation allowance           (10,095,923)    (2,434,637)
                                   -------------  -------------
Total deferred tax assets          $          -   $          -
                                   =============  =============

The tax effects of temporary differences and carryforwards that give rise to deferred assets are as follows:

                                             January 31,
                                      -------------------------
                                         2001        2000
                                      ------------  -----------

Deferred tax assets:
Net operating loss carryforwards      $ 38,097,821   $9,149,575
                                      ============  ===========
Stock option conversion               $  1,294,403   $  164,217
                                      ============  ===========

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)


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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

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

The following table is a calculation of basic and diluted earnings/(loss) per share:

                                                                2001             2000
                                                           ---------------  ---------------
Net loss                                                   $ ( 27,598,762)  $(   5,523,294)

Less - deemed non-cash dividend to preferred shareholders   (  14,495,884)              --
                                                           ---------------  ---------------
Basic loss available to common shareholders                $ ( 42,094,646)  $(   5,523,294)
                                                           ===============  ===============

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

               2001               $407,505
               2002                165,537
               2003                     --
               2004                     --
                                  --------
                                  $573,042
                                  ========

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2001
                                   (Restated)

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

14.  RESTATEMENT  OF  FINANCIAL  STATEMENTS

The consolidated balance sheets at January 31, 2001 and 2000 have been changed to reflect a reclassification of Series 1-A and Series 2-A Convertible Preferred Stock, previously included in Shareholders' equity (deficit) and now shown as preferred stock at January 31, 2001, in accordance with EITF-D98 issued July 2001. The deemed non-cash dividend to preferred shareholders was restated from $13,499,177 to $14,495,884 for the year ended January 31, 2001. Net loss per share available to common shareholders increased from ($2.57) to ($2.63) as a result of the restatement.

15.  SUBSEQUENT  EVENT  (UNAUDITED)

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 8, 2000, the Audit Committee of Vsource's Board of Directors accepted the resignation of Lucas, Horsfall, Murphy & Pindroh, LLP as Vsource's independent public accountants with respect to the audit of Vsource's consolidated financial statements for the fiscal year ended January 31, 2000 (the "2000 Audit").

     On February 8, 2000, the Audit Committee also selected and appointed Grant Thornton LLP ("GT") to serve as Vsource's independent public accountants with respect to the 2000 Audit.

     Neither the report of GT with respect to the 2000 Audit nor the reports of Lucas, Horsfall, Murphy & Pindroh, LLP with respect to the audits of Vsource's consolidated financial statements for the fiscal years ended January 31, 1999 or January 31, 1998 contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during Vsource's fiscal years ended January 31, 2000 and January 31, 1999 and through February 8, 2000 there were no disagreements with Lucas, Horsfall, Murphy & Pindroh, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to Vsource's consolidated financial statements, which disagreements, if not resolved to the satisfaction of Lucas, Horsfall, Murphy & Pindroh, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our  directors  and executive officers, as of May 11, 2001, are as follows:

     Name                 Age  Principal Position with Registrant
     -------------------  ---  ------------------------------------------------
     I. Steven Edelson     41  Acting Chairman of the Board
     Scott T. Behan        39  Director
     Ramin Kamfar          37  Director
     Robert N. Schwartz    61  Director
     Nathaniel Kramer      39  Director
     Sandford T. Waddell   60  Chief Financial Officer, Treasurer and Secretary
     Michael Shirman       38  Chief Technology Officer
     Colin Kruger          39  Vice President, Business Development

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

                                         SUMMARY COMPENSATION TABLE

                                Fiscal    Annual Compensation      Long-Term Compensation
                                  Year  ------------------------  ------------------------
                                 Ended                            Restricted     Securities
Name and                          Jan.                              Stock        Underlying      All Other
Principal Position                 31,       Salary        Bonus    Awards     Options/SARs    Compensation
------------------------------  ------  -----------  -----------  ----------  -------------  --------------

+Robert C. McShirley              2001  $   147,115  $         0           0             0   $   115,000(1)
  Former Chief Executive          2000      114,000            0           0     200,000(2)              0
Officer                           1999       63,750            0           0      80,000(3)              0

                                  2001  $   147,115  $         0           0             0   $    48,000(4)
+Richard McShirley                2000      110,250            0           0      85,000(5)              0
  Former Vice President           1999       90,000            0           0      35,000(6)              0

                                  2001  $   105,629  $         0           0       125,000               0
Sandford T. Waddell(7)            2000            0            0           0             0               0
  Chief Financial Officer         1999            0            0           0             0               0

+Ronald Sanderson(8)              2001  $   104,500  $         0           0             0               0
  Former Vice President of        2000       33,312            0           0       125,000               0
  Marketing                       1999            0            0           0             0               0

---------------------
+  No  longer  employed  by  the  Company
(1) Represents the forgiveness of amounts that had been advanced to Robert McShirley by the Company and related payments to compensate Mr. McShirley for the tax consequences of such advances.
(2) Options to purchase 100,000 shares of common stock were granted May 15, 1999, with an exercise price of $0.75 per share. In addition, options to purchase 100,000 shares of common stock granted on August 4, 1998, were repriced on May 15, 1999.
(3) Options granted August 4, 1998, and exercised May 25, 1999. The options had an exercise price of $1.25 per share and were repriced to $0.625 per share on May 15, 1999.
(4) Represents the forgiveness of amounts that had been advanced to Richard McShirley by the Company and related payments to compensate Mr. McShirley for the tax consequences of such advances.
(5) Options to purchase 50,000 shares of common stock were granted May 15, 1999, with an exercise price of $0.75 per share. In addition, options to purchase 35,000 shares of common stock granted on August 4, 1998, were repriced on May 15, 1999.
(6) Options granted August 4, 1998, and exercised May 25, 1999. The options had an exercise price of $1.25 per share and were repriced to $0.625 per share on May 15, 1999.
(7)  Mr.  Waddell  joined  the  Company  in  March  2000.
(8) Mr. Sanderson was employed by the Company from September 1999 to December 2000.

                                     OPTIONS

     The following table sets forth certain information with respect to each Named Executive Officer concerning individual grants of options to purchase common stock made during the year ended January 31, 2001:

                        OPTION GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

                                                       % of Total
                                        Number of       Options
                                         Shares        Granted to    Exercise of
Name and                               Underlying     Employees in    Base Price   Expiration
Principal Position                   Options Granted   Fiscal Year    Per Share       Date
-----------------------------------  ---------------  -------------  ------------  ----------

+Robert C. McShirley                               0             0              -           -
  Former Chief Executive
Officer

+Richard McShirley                                 0             0              -           -
  Former Vice President

Sandford T. Waddell                          125,000            12%  $       2.50      3/1/10
  Chief Financial Officer

+Ronald Sanderson                                  0             0              -           -
  Former Vice President

--------------------
+  No  longer  employed  by  the  Company.

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
  Former Vice President of Marketing

------------------------
+  No  longer  employed  by  the  Company.
(1) Value is calculated in accordance with the rules of the SEC by subtracting the exercise price per share for each option from the fair market value of the underlying common stock as of January 31, 2001 and multiplying that difference by the number of shares of common stock subject to the option. The fair market value of one share of common stock as of January 31, 2001 was $2.25 per share.

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

                                            Number of Shares
                                              Beneficially      Percent of   Percent of Total
Name of Beneficial Owner                          Owned           Class       Outstanding **
------------------------------------------  -----------------  -----------  -----------------
Trusthouse 86 Ltd.                               1,030,069(1)        5.50%              4.72%
4660 La Jolla Village Drive
Suite 480
San Diego, CA 92122

I. Steven Edelson                                  773,336(2)        4.14%              3.54%
1372 Shermer Road
Northbrook, IL 60062

Nathaniel C. A. Kramer                             678,337(3)        3.63%              3.11%
641 Lexington Avenue
Suite 1450
New York, NY 10022

Ramin Kamfar                                           2,500            *                  *
666 Greenwich St., #710
New York, NY 10014

Scott Behan                                           10,240            *                  *
P.O. Box 1244
Somis, CA 91384

Robert N. Schwartz                                    19,647            *                  *
UCLA, Dept. of Chemistry and Biochemistry
1224 Young Hall, 607 Circle Drive South
Los Angeles, CA  90095

+Robert C. McShirley                               867,442(4)        4.63%              3.97%
4536 Falkirk Bay
Oxnard, CA 93035

+Richard S. McShirley                              380,918(5)        2.04%              1.74%
794 Hot Springs Road
Santa Barbara, CA 93108

Sandford T. Waddell                                 88,906(6)           *                  *
5740 Ralston St., Suite 110
Ventura, CA 93003

+Ronald J. Sanderson                                93,750(7)           *                  *
1425 London Lane
Glenview, IL 60025

Executive Officers and Directors                 2,751,505(8)       13.80%             12.60%
 as a group (11 individuals)

------------------------
*    Less  than  1%.
** Based on 21,840,095 shares of common stock outstanding as of April 30, 3001, which is derived from (i) 18,685,814 shares of common stock, (ii) 1,804,105 shares of Series 1-A Preferred Stock converted into common stock on a 1:1 basis and (iii) 1,350,176 shares of Series 2-A Preferred Stock converted into common stock on a 1:1 basis.
+    No  longer  employed  by  the  Company.
(1) Includes 38,374 shares of common stock issuable upon conversion of 38,374 shares of Series 1-A Preferred Stock.
(2) Solely in his capacity as (a) a managing member of Mercantile Equity Partners III, LLC ("MEP, LLC"), and a trustee of the Edelson Family Trust dated September 17, 1997, which is also a managing member of MEP, LLC, (b) a member of Mercantile Capital Group, LLC ("MCG"), and (c) a member of the Investment Committee of Mercantile Capital Management Corp. ("MCM"). MCG is the general partner of Mercantile Capital Partners I, L.P ("MCP"). MEP, LLC is the general partner of Mercantile Equity Partners III, L.P. ("MEP, LP"). MEP, LP directly holds 91,161 shares of Series 1-A Preferred Stock, which are convertible into 91,161 shares of common stock. MCP directly holds 624,025 shares of Series 2-A Preferred Stock, which are convertible into 624,025 shares of common stock, and has a Warrant to purchase 54,312 shares of common stock. In addition, Mr. Edelson is the trustee of the Mercantile Companies Inc. Money Purchase Plan, which holds 3,838 shares of Series 1-A Preferred Stock, which are convertible into 3,838 shares of common stock.
(3) Solely in his capacity as (a) a member of MCG and (b) a member of the Investment Committee of MCM. MCG is the general partner of MCP. MCP directly holds 624,025 shares of Series 2-A Preferred Stock, which are convertible into 624,025 shares of common stock, and has a Warrant to purchase 54,312 shares of common stock.
(4) Includes 50,000 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(5) Includes 25,000 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(6) Includes (i) 19,501 shares of common stock issuable upon the conversion of 19,501 shares of Series 2-A Preferred Stock, (ii) 1,697 shares of common stock issuable upon the exercise of Warrants, and (iii) 67,708 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(7) Includes 93,750 shares of common stock subject to options exercisable within 60 days of April 30, 2001.
(8) Includes a total of (i) 738,525 shares of common stock issuable upon the conversion of Series 1-A and Series 2-A Preferred Stock, and (ii) 292,467 shares of common stock subject to options or warrants exercisable within 60 days of April 30, 2001.


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

                                    Number of Shares
                                    Beneficially       Percent of   Percent of Total
Name of Beneficial Owner            Owned              Class*       Outstanding **
----------------------------------  -----------------  -----------  ----------------
787, LLC                                     191,918        10.64%                 *
c/o James F. Voelker
9919 S.E. Fifth Street
Bellvue, WA 98004

Jeffries Employees Merchant                  136,318         7.56%                 *
Banking Fund LLD
11100 Santa Monica Blvd.
Los Angeles, CA 90025

Denmore Investments Ltd                      115,151         6.38%                 *
C/o Refco Securities
One World Financial Center
200 Liberty St., Tower A
New York, NY 10281

Qwest Investment Company                     115,151         6.38%                 *
1801 California St., Ste. 5100
Denver, CO 80202

Fidelity National Title Insurance             95,959         5.32%                 *
Company of New York
3916 State Street, Suite 28
Santa Barbara, CA 93105

The R S Orphan Fund LP                        95,383         5.29%                 *
C/o RS Investment Mgmt.
388 Market Street Nbr 200
San Francisco, CA 94111

Mercantile Equity Partners III LP           91,161(1)        5.05%                 *
1372 Shermer Road
Northbrook, IL 60062

I. Steven Edelson                           94,999(2)        5.27%                 *
1372 Shermer Road
Northbrook, IL 60062

Executive officers and directors              94,999         5.27%                 *
as a group (11 individuals)

------------------------
*    Less  than  one  percent  (1%)
** Based on 21,840,095 shares of common stock outstanding as of April 30, 3001, which is derived from (i) 18,685,814 shares of common stock, (ii) 1,804,105 shares of Series 1-A Preferred Stock converted into common stock on a 1:1 basis and (iii) 1,350,176 shares of Series 2-A Preferred Stock converted into common stock on a 1:1 basis.
(1) These shares are also beneficially owned by MEP, LLC, its general partner, and Michael A. Reinsdorf, as a managing member of MEP, LLC.
(2) Solely in his capacity as (i) a managing member of MEP, LLC and a trustee of the Edelson Family Trust dated September 17, 1997, which is also a managing member of MEP, LLC, and (ii) the trustee of the Mercantile Companies Inc. Money Purchase Plan which holds 3,838 shares of Series 1-A Preferred Stock.


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

                                   Number of Shares                Percent of
                                   Beneficially       Percent of   Total
Name of Beneficial Owner           Owned              Class*       Outstanding**
---------------------------------  -----------------  -----------  --------------
Mercantile Capital Partners I LP          624,025(1)       46.21%           2.86%
1372 Shermer Road
Northbrook, IL 60062

Stonehill Partners LP                       156,006        11.55%              *
C/o WHX Corporation
110 East 59th Street
New York, NY 10022

Crestview Capital Fund LP                   132,605         9.82%              *
C/o Dillion Capital
3000 Dundee Road, Suite 105
Northbrook, IL 60062

I. Steven Edelson                         624,025(2)       46.21%           2.86%
1372 Shermer Road
Northbrook, IL 60062

Nathaniel C. A. Kramer                    624,025(3)       46.21%           2.86%
641 Lexington Avenue
Suite 1450
New York, NY 10022

Sandford T. Waddell                          19,501         1.44%              *
5740 Ralston St., Suite 110
Ventura, CA 93003

Executive officers and directors            643,526        47.66%           2.95%
 as a group (11 individuals)

------------------------
*    Less  than  one  percent  (1%)
** Based on 21,840,095 shares of common stock outstanding as of April 30, 3001, which is derived from (i) 18,685,814 shares of common stock, (ii) 1,804,105 shares of Series 1-A Preferred Stock convertible into common stock on a 1:1 basis and (iii) 1,350,176 shares of Series 2-A Preferred Stock convertible into common stock on a 1:1 basis.
(1) These shares are also beneficially owned by (i) MCG, the general partner of MCP, (ii) MCM, a manager of MCG, and (iii) Michael A. Reinsdorf, a member of MCP and a member of the Investment Committee of MCM.
(2) Solely in his capacity as a member MCG and a member of the Investment Committee of MCM.
(3) Solely in his capacity as a member of MCG and a member of the Investment Committee of MCM.

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

Item  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

The Company will furnish a copy of any exhibit listed below upon written request of any shareholder receiving these materials without charge.

Exhibit  No.     Description
-----------      -----------

(a)     Exhibits:

Exhibit No.   Description
------------  -----------
3.1(*)        Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
3.2(*)        Bylaws incorporated herein by reference to Exhibit 3.2 to Registrant's Form 8-K for the period ended
              October 30, 2000 (SEC File No. 000-30326)
4.1(*)        Certificate of Designation of Series 2-A Convertible Preferred Stock incorporated herein by reference to Exhibit 4.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-
              30326)
4.2(*)        Certificate of Merger incorporated herein by reference to Exhibit 4.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.3(*)        Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to
              Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-
              26563)
4.4(*)        Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to
              Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-
              26563)
4.5(*)        Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
4.6(*)        Form of Registration Rights Agreement incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
10.1(*)       Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security
              National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to
              Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.2(*)       Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant,
              dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.3(*)       Promissory Note by Robert C. McShirley dated October 11, 2000 incorporated herein by reference to
              Exhibit 10.4 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.4(*)       Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
              No. 000-30326)
10.5(*)       Promissory Note by P. Scott Turner dated October 13, 2000 incorporated herein by reference to
              Exhibit 10.6 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.6(*)       Promissory Note by Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.7(*)       Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
              No. 000-30326)
10.8(*)       Promissory Note by P. Scott Turner dated September 18, 2000 incorporated herein by reference to
              Exhibit 10.9 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.9(*)       Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No.
              000-30326)
10.10(*)      Agreement and Plan of Merger dated as of December 14, 2000 incorporated herein by reference to
              Exhibit 10.11 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.11(*)      Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14,
              2000(SEC File No. 000-30326)
10.12(*)      Form of Warrant Holder Agreement with OTT Shareholders (SEC File No. 000-30326)


10.13(*)      Form of Registration Rights Agreement with OTT Shareholders (SEC File No. 000-30326)
10.14(*)      At Will Employment Agreement with Colin P. Kruger (SEC File No. 000-30326)
10.15(*)      At Will Employment Agreement with Michael Shirman (SEC File No. 000-30326)
10.16(*)      Office Lease between L.A.T. Investment Corporation and Online Transaction Technologies, Inc.
              dated March 7, 1999 (SEC File No. 000-30326)
10.17(*)      First Amendment to Lease between L.A.T. Investment Corporation dated February 1, 2000 (SEC File
              No. 000-30326)
10.18(*)      Alliance Agreement between Registrant and IBM dated September 18, 2000 (SEC File No. 000-
              30326)
10.19(*)      IBM PartnerWorld Agreement - International Basic General Terms between OTT and IBM (SEC File
              No. 000-30326)
21.1(*)       Subsidiaries of the Registrant (SEC File No. 000-30326)
99.1(*)       Vsource, Inc. 2000 Stock Option Plan incorporated herein by reference to Exhibit 99.1 to Registrant's
              Form 10-QSB/A filed September 25, 2000 (SEC File No. 000-30326)

------------------------
*     Previously  filed  with  Securities  and  Exchange  Commission.


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

                                            Vsource,  Inc.


                                            /s/  Phillip Kelly
 Date:  February 20, 2002                   --------------------------
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


SIGNATURE                                    TITLE                          DATE

/s/ Phillip Kelly           Chief Executive Officer                   February  , 2002
--------------------------  Co-Chairman
Phillip Kelly               (Principal Executive Officer)


/s/ Dennis Smith            Vice-Chairman, Chief Financial Officer,   February  , 2002
--------------------------  Chief Strategy Officer
Dennis Smith                (Principal Accounting Officer)


/s/ Scott T. Behan          Director                                  February 20, 2002
--------------------------
Scott T. Behan


/s/ I. Steven Edelson       Director                                  February 20, 2002
--------------------------
I. Steven Edelson


/s/ Ramin Kamfar            Director                                  February 20, 2002
--------------------------
Ramin Kamfar


/s/ Nathaniel C. A. Kramer  Director                                  February 20, 2002
--------------------------
Nathaniel C. A. Kramer


/s/ Robert N. Schwartz      Director                                  February 20, 2002
--------------------------
Robert N. Schwartz

                                  EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------

3.1(*)        Certificate of Incorporation incorporated herein by reference to Exhibit 3.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
3.2(*)        Bylaws incorporated herein by reference to Exhibit 3.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.1(*)        Certificate of Designation of Series 2-A Convertible Preferred Stock incorporated herein by reference to Exhibit 4.1 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File
              No. 000-30326)
4.2(*)        Certificate of Merger incorporated herein by reference to Exhibit 4.2 to Registrant's Form 8-K for the period ended October 30, 2000 (SEC File No. 000-30326)
4.3(*)        Form of Series 3 Convertible Demand Note incorporated herein by reference to Exhibit 3.2 to
              Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-
              26563)
4.4(*)        Form of Series 2 Convertible Demand Note incorporated herein by reference to Exhibit 3.3 to
              Registrant's Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-
              26563)
4.5(*)        Form of Common Stock Purchase Warrant incorporated herein by reference to Registrant's Form 8-
              K filed September 26, 2000 (SEC File No. 000-30326)
4.6(*)        Form of Registration Rights Agreement incorporated herein by reference to Registrant's Form 8-K filed September 26, 2000 (SEC File No. 000-30326)
10.1(*)       Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security
              National Properties, LLC, dated October 27, 1998 incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB filed May 11, 2000 (SEC File No. 000-30326)
10.2(*)       Lease - Razore Land Company, Landlord and Interactive Buyers Network International, Tenant,
              dated October 11, 1999 incorporated herein by reference to Exhibit 10.3 to Registrants Form 10-
              KSB filed May 11, 2000 (SEC File No. 000-30326)
10.3(*)       Promissory Note by Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.4 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.4(*)       Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 incorporated herein by reference to Exhibit 10.5 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
              No. 000-30326)
10.5(*)       Promissory Note by P. Scott Turner dated October 13, 2000 incorporated herein by reference to
              Exhibit 10.6 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.6(*)       Promissory Note by Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.7 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-
              30326)
10.7(*)       Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 incorporated herein by reference to Exhibit 10.8 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File
              No. 000-30326)
10.8(*)       Promissory Note by P. Scott Turner dated September 18, 2000 incorporated herein by reference to
              Exhibit 10.9 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.9(*)       Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 incorporated herein by reference to Exhibit 10.10 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No.
              000-30326)
10.10(*)      Agreement and Plan of Merger dated as of December 14, 2000 incorporated herein by reference to
              Exhibit 10.11 to Registrant's Form 10-QSB filed December 15, 2000 (SEC File No. 000-30326)
10.11(*)      Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14,
              2000(SEC File No. 000-30326)
10.12(*)      Form of Warrant Holder Agreement with OTT Shareholders (SEC File No. 000-30326)
10.13(*)      Form of Registration Rights Agreement with OTT Shareholders (SEC File No. 000-30326)
10.14(*)      At Will Employment Agreement with Colin P. Kruger (SEC File No. 000-30326)
10.15(*)      At Will Employment Agreement with Michael Shirman (SEC File No. 000-30326)
10.16(*)      Office Lease between L.A.T. Investment Corporation and Online Transaction Technologies, Inc.
              dated March 7, 1999 (SEC File No. 000-30326)
10.17(*)      First Amendment to Lease between L.A.T. Investment Corporation dated February 1, 2000 (SEC
              File No. 000-30326)


10.18(*)      Alliance Agreement between Registrant and IBM dated September 18, 2000 (SEC File No. 000-
              30326)
10.19(*)      IBM PartnerWorld Agreement - International Basic General Terms between OTT and IBM (SEC
              File No. 000-30326)
21.1(*)       Subsidiaries of the Registrant (SEC File No. 000-30326)
99.1(*)       Vsource, Inc. 2000 Stock Option Plan incorporated herein by reference to Exhibit 99.1 to
              Registrant's Form 10-QSB/A filed September 25, 2000 (SEC File No. 000-30326)

------------------------
*     Previously  filed  with  Securities  and  Exchange  Commission.