Form 10-Q/A
period 2001-10-31
VSOURCE INC
filed 2002-02-22
CIK 1003226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark  One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


                        COMMISSION  FILE  NO.:  000-30326
                                  VSOURCE, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      77-0557617
       (State or other jurisdiction                (I.R.S. Employer
       of incorporation or organization)           Identification No.)

         5740  RALSTON  STREET,  SUITE  110
               VENTURA,  CALIFORNIA                      93003
      (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code:  (805) 677-6720

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days. . . . . . . . . . . . . . . . . . . . . .  Yes    X  No
                                                                      ---    ---

Number  of  shares  of  common  stock  outstanding  as  of
December  6,  2001 . . . . . . . . . . . . . . . . . . . . . . . . .  21,431,394
Number  of  shares  of  Series 1-A Convertible Preferred Stock
outstanding as of December  6,  2001 . . . . . . . . . . . . . . . .   1,703,741
Number  of  shares  of  Series 2-A Convertible Preferred Stock
outstanding as of December  6,  2001 . . . . . . . . . . . . . . . .   1,174,669

                                TABLE OF CONTENTS
                                -----------------


                                                                 Page
                                                                 ----
                        PART I - FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS. . . . . . . . . . . . . . . .     3
Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . .    26
Item 3.     QUANTITATIVE AND QUALITATIVE
            DISCLOSURES ABOUT MARKET RISK . . . . . . . . . . .    51

                         PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .    51
Item 2.     CHANGES IN SECURITIES . . . . . . . . . . . . . . .    51
Item 3.     DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . .    51
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    51
Item 5.     OTHER INFORMATION . . . . . . . . . . . . . . . . .    51
Item 6.     EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . .    52
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .    53

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


                                            VSOURCE, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                     For the three months ended
                                                                October 31, 2001    October 31, 2000
                                                               ------------------  ------------------

Revenue                                                        $       2,400,566   $         151,500
Cost of sales                                                          2,411,627                  --
                                                               ------------------  ------------------
Gross (loss) profit                                                      (11,061)            151,500

Selling, general and administrative expenses
  (including $2,924 and $1,168,952 of stock-based
  compensation for the three months ended
  October 31, 2001 and 2000, respectively)                             4,669,646           2,017,562

Research and development expenses
  (including $29,575 and $1,210,201 of stock-based
  compensation for the three months ended October 31,
  2001 and 2000, respectively)                                            56,179           4,004,459
                                                               ------------------  ------------------

Loss from operations                                                  (4,736,886)         (5,870,521)

                                                                          29,708              36,023
Interest income
Interest expense                                                      (3,131,580)             (3,698)
                                                               ------------------  ------------------

Loss before income taxes                                              (7,838,758)         (5,838,196)
Provision for income taxes                                                12,212                  --
                                                               ------------------  ------------------

Net loss                                                       $      (7,850,970)  $      (5,838,196)
                                                               ==================  ==================

Net loss available
        to common shareholders                                 $      (7,850,970)  $     (13,465,683)
                                                               ==================  ==================

Basic and diluted weighted average number of
        common shares outstanding                                     21,272,943          15,969,038
                                                               ------------------  ------------------
Basic and diluted net loss per share
        available to common shareholders                                   (0.37)              (0.84)
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

                                                         VSOURCE, INC.
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                              Common Shares
                                         ----------------------     Additional         Deferred        Notes       Accumulated
                                            Stock      Amount     Paid-in-Capital    Compensation    Receivable      Deficit
                                         --------------------------------------------------------------------------------------
Balance at January 31, 2000              15,807,171   $158,071   $     10,645,934   $  (1,780,817)  $  (178,798)  $ (9,804,904)
(Audited)
Issuance of notes related to
      issuance of stock                                                                                (248,000)
Conversion of preferred stock               661,057      6,610          2,804,999
Acquisition of OTT                        1,089,389     10,894          4,047,360
Issuance of common stock upon
      conversion of demand notes             65,654        657            163,480
Deemed non-cash dividend and
      beneficial conversion feature                                    14,495,884                                  (14,495,884)
Compensation related to:
      options granted for services                                     11,942,646      (6,684,383)
      warrants issued for services                                     10,966,310
Issuance of stock for services                8,250         83            319,216
Expired and forfeited options                                          (2,660,349)      2,660,349
Exercise of stock options                   209,334      2,094          1,348,995
Exercise of warrants                         98,057        980               (980)
Net loss                                                                                                           (27,598,762)
                                         --------------------------------------------------------------------------------------
Balance at January 31, 2001
(Audited)                                17,938,912    179,389         54,073,495      (5,804,851)     (426,798)   (51,899,550)
Translation adjustments
Net loss                                                                                                           (19,467,522)
     Comprehensive loss

Deemed non-cash dividend  and
     beneficial conversion feature                                      2,095,428                                   (2,095,428)
Beneficial conversion feature on
       convertible debt                                                 9,780,445
Conversion of preferred stock               759,352      7,594          1,991,434
Return of shares related to notes
      receivable-shareholder               (300,000)    (3,000)           (96,000)                      426,798
Acquisition of NetCel360                  2,774,213     27,742            984,658
Acquisition of Domain name                   15,000        150              3,900
Compensation related to:
     options granted for services                                                         910,811
Expired and forfeited options                                          (4,807,373)      4,807,373
Exercise of warrants                         87,912        879               (879)
                                         --------------------------------------------------------------------------------------

Balance at October 31, 2001              21,275,389   $212,754   $     64,025,108   $     (86,667)  $         -   $(73,462,500)
(Unaudited)
                                         ======================================================================================

                                             Other        Total Shareholders'
                                         Comprehensive          Deficit
                                             Income
                                         -------------------------------------
Balance at January 31, 2000                          --  $           (960,514)
(Audited)
Issuance of notes related to
      issuance of stock                                              (248,000)
Conversion of preferred stock                                       2,811,609
Acquisition of OTT                                                  4,058,254
Issuance of common stock upon
     conversion of demand notes                                       164,137
Deemed non-cash dividend and
     beneficial conversion feature                                         --
Compensation related to:
      options granted for services                                  5,258,263
      warrants issued for services                                 10,966,310
Issuance of stock for services                                        319,299
Expired and forfeited options                                              --
Exercise of stock options                                           1,351,089
Exercise of warrants                                                       --
Net loss                                             --           (27,598,762)
                                         -------------------------------------
Balance at January 31, 2001
(Audited)                                            --            (3,878,315)
Translation adjustments                          46,628                46,628
Net loss                                                          (19,467,522)
                                                         ---------------------
     Comprehensive loss                                           (19,420,894)
Deemed non-cash dividend  and
     beneficial conversion feature                                         --
Beneficial conversion feature on
       convertible debt                                             9,780,445
Conversion of preferred stock                                       1,999,028
Return of shares related to notes
      receivable-shareholder                                          327,798
Acquisition of NetCel360                                            1,012,400
Acquisition of Domain name                                              4,050
Compensation related to:
     options granted for services                                     910,811
Expired and forfeited options                                              --
Exercise of warrants                                                       --
                                         -------------------------------------


Balance at October 31, 2001              $       46,628  $         (9,264,677)
(Unaudited)
                                         =====================================

    The accompanying notes are an integral part of these consolidated financial statements.

                                        VSOURCE, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                           For  the  nine  months  ended
                                                        October 31, 2001    October 31, 2000
                                                       ------------------  ------------------
Increase (decrease) in cash:
Cash flows from operating activities:
    Net loss                                           $     (19,467,522)  $     (18,537,691)
    Adjustments to reconcile net loss to
        net cash used by operating activities:
    Depreciation and amortization                              1,662,107             104,517
    Interest income                                              (64,997)                 --
    Bad debt                                                      25,807                  --
    Impairment of fixed assets                                   741,925                  --
    Impairment of goodwill                                     4,078,872                  --
    Compensation expense on stock options granted                910,812           3,775,099
    Compensation expense stock issued                                 --             164,656
    Compensation expense for warrants granted                         --           5,708,810
    Interest expense                                           3,527,809                  --
    Write-off of notes receivable                                586,360                  --
     Changes in assets and liabilities:
Accounts receivable                                             (355,483)           (191,500)
Employee receivables                                                  --            (124,055)
Other receivables                                               (173,103)                 --
Prepaid expenses                                                (351,743)           (148,383)
Other assets                                                         687                  --
Accounts payable                                                 495,500             119,345
Accrued expenses                                                 961,956             (21,850)
                                                       ------------------  ------------------
            Net cash used in operating activities             (7,421,013)         (9,151,052)
Cash flows from investing activities:
    Acquisition of capitalized software/intangibles               (5,000)           (115,540)
    Acquisition of property and equipment                       (470,292)           (463,269)
    Proceeds from sale of property and equipment                  44,191                  --
    Advances to related parties                                       --            (248,000)
    Acquisition of NetCel360                                    (105,593)                 --
    Letter of credit                                          (4,000,000)                 --
                                                       ------------------  ------------------
            Net cash used in investing activities             (4,536,694)           (826,809)
Cash flows from financing activities:
Proceeds from issuance of common stock                                --           2,144,034
Proceeds from issuance of preferred stock                             --          10,889,828
Proceeds from borrowings and convertible debt                  7,447,761                  --
Repayment of borrowings                                         (200,000)                 --
            Net cash provided by financing activities          7,247,761          13,033,862
Effect of exchange rates on cash                                   2,872                  --
                                                       ------------------  ------------------
Net (decrease) increase in cash                               (4,707,074)          3,056,001
                                                       ------------------  ------------------
Cash at beginning of period                                    5,408,262           5,207,167
                                                       ------------------  ------------------
Cash at end of period                                  $         701,188   $       8,263,168
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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

1.   NATURE  OF  BUSINESS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINCIPLES

     Vsource, Inc. (the "Company") is a provider of business process outsourcing and distribution services to companies, including Fortune 500 and Global 500 companies, operating across multiple markets in the Asia-Pacific region. The Company offers sophisticated outsourcing systems and solutions, along with core administrative, sales and distribution functions. The Company helps its clients to minimize the costs and complexities of doing business in Asia-Pacific across the multiplicity of cultural and regulatory factors that exist in these markets.

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed". We are currently assessing, but have not yet determined, the impact of SFAS No. 144 on our financial position and results of operations.

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

the products to the ultimate customers, and the Company bears inventory and credit risk. Thus, the Company recognizes revenue from product sales upon delivery of the product to its customers. The Company and Gateway Manufacturing, Inc. terminated this agreement effective November 1, 2001.

Service  Provider  Agreements
-----------------------------

     The Company accounts for revenues under this type of agreement under the guidance of Statements of Accounting Board SAB No.101 and also EITF 00-3 and 00-21. This type of agreement generally has two main revenue sources, set-up fees during the implementation period when the Company performs set-up procedures to facilitate delivery of its services and subsequent monthly charges for use of these services.

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

     Summary unaudited pro forma information for the combined results of operations of the Seller and the Company, for the nine months ended October 31, 2001 and October 31, 2000, respectively, is presented below. The pro forma information assumes the acquisition occurred on February 1, 2000 and February 1, 2001 and presents the combined results of companies

                                                       October 31, 2001   October 31, 2000
                                                      ------------------  ----------------
                                                     (in thousands, except per share data)
                                                     -------------------------------------

Net revenue                                           $         4,990.2   $       4,249.8

Net loss                                              $        28,854.9   $      28,923.8

Net loss available to common shareholders             $        30,950.3   $      43,419.7

Weighted shares used in computing per share amounts          21,288,845        18,644,108

Net loss per share                                    $           (1.45)  $         (2.33)

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

     On March 8, 2001, in connection with Mr. Turner's resignation, the terms of Mr. Turner's note were revised to change the maturity date from September 18, 2003, to 90 days from his last day of employment and to limit the Company's recourse solely to the shares of Series 2-A Convertible Preferred Stock and related warrants securing Mr. Turner's obligations under his note. In addition, this note was combined with another note in principal amount of $50,000 representing amounts borrowed from the Company in October 2000 and originally subject to a two-year promissory note due on October 12, 2002, also bearing interest at a rate of 8% per annum. On June 28, 2001, the Company demanded payment in full on the combined note, and, thereafter, exercised its rights against the collateral securing Mr. Turner's obligations and took possession of the Series 2-A Convertible Preferred Stock and warrants which secured the note. As of October 31, 2001, there was no remaining balance on the combined note of Mr. Turner. The Company expensed $177,038 including accrued interest on the loss.

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

     In October 2000, Robert McShirley borrowed $400,000 from the Company in exchange for a secured ninety-day promissory note bearing interest at a rate of 8% per annum and due on January 9, 2001. The note from Mr. McShirley was secured by 300,000 shares of the Company's common stock held by Mr. McShirley. The Company's sole recourse was to such shares. In late October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving an outstanding balance of $150,000. On January 30, 2001, the Board of Directors of the Company approved an extension of this note for 90 days. On March 8, 2001, in connection with Mr. McShirley's resignation, the terms of the note were extended to August 27, 2001, and all notes issued to the Company by Mr. McShirley were collectively secured by 300,000 shares of common stock held by Mr. McShirley, with the Company's recourse limited solely to such shares. Effective July 31, 2001, Mr. McShirley transferred such 300,000 shares of common stock to the Company, which cancelled the note and expensed $138,332 including accrued interest on the loss. As of October 31, 2001, there was no remaining balance on the notes receivable from Mr. McShirley.


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

     The following table is a calculation of basic and diluted earnings/(loss) per share:

                                                 For  the  nine  months  ended
                                              October 31, 2001  October 31, 2000
                                              ----------------  ----------------

   Net loss                                   $   (19,467,522)  $   (18,537,691)

   Less - deemed non-cash dividend to              (2,095,428)      (14,495,884)
            preferred shareholders
                                              ----------------  ----------------
   Net loss available to common shareholders  $   (21,562,950)  $   (33,033,575)


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


     The future minimum rent expense that will be incurred under operating leases are as follows:

For  the  fiscal  year  ended:
                               2002          $    363,596
                               2003             1,103,807
                               2004               203,002
                                             ------------
                                             $  1,670,405
                                             ============

  -  LEGAL

     On or about October 10, 2001, two lawsuits were filed against the Company by purported holders of Series 2-A Convertible Preferred Stock before the United States District Court for the Northern District of Illinois entitled Crestview
                                                                       ---------
Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource,
 ---------------------------------                          --------------------
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


11.  SEGMENT  DATA

     Prior to the quarter ended July 31, 2001, the Company's principal business was the development and sale of a technology solution. As such, the Company did not prepare segment reporting. Following the acquisition of the NetCel360 assets on June 22, 2001, it became appropriate for the Company to report by business segment. Geographically, all of the Company's material assets reside in Asia and primarily all of the revenues of the Company were derived in Asia. Management does not review the assets of the Company by geographical regions or business units.

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

The  following  table  sets  forth summary information by segment (in thousands)

                         Three months to    Nine months to
                        -----------------  ----------------
                        October 31, 2001   October 31, 2000
                        -----------------  ----------------

Revenue
Financial Services                 126.2             146.8
CRM                                168.8             297.3
SCM                                 50.7              78.9
Professional Services              195.9             300.4
Distribution Services            1,859.0           2,723.2
Other                                 --               2.0
                        -----------------  ----------------
Total                            2,400.6           3,548.6
                        =================  ================

Net Loss before Taxes
Financial Services                (306.1)           (742.6)
CRM                               (167.0)           (369.3)
SCM                                (43.2)           (115.6)
Professional Services               17.7            (274.9)
Distribution Services             (524.7)           (737.5)
Corporate expenses              (3,683.9)         (9,198.8)
Impairment of goodwill                --          (4,078.9)
Interest expense                (3,131.6)         (3,934.1)
                        -----------------  ----------------
Total                           (7,838.8)        (19,451.7)
                        -----------------  ----------------



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

ACCOUNTS  RECEIVABLE

     On October 31, 2001, accounts receivable totaled $885,071, up $880,871 or 20,973.1%, from $4,200 at January 31, 2001. This is due to the increase in the generation of revenues and receivables through NetCel360 in the nine months ended October 31, 2001.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     We have implemented cash conservation measures. Based on existing capital and contracted revenues, plus $2.9 million resulting from the exchange of our Series B Exchangeable Notes for Series B-1 Exchangeable Notes, the proceeds of which may be used for general working capital, and for which we have already obtained commitments from investors and which we expect to close in January 2002, we believe that we can continue operations through May 2002. We are in negotiations with investors for additional cash funding in the amount of $5 to $10 million, which we expect to close in the first quarter of 2002. We believe that this additional funding will permit us to continue operations through January 31, 2003. However, there can be no assurance that such additional funding will, in fact, close.

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

     The Company has sustained operating losses from operation since inception, has used, rather than provided, cash from operation and has an accumulated deficit of approximately $73 million as at October 31, 2001. Continued losses are projected for the following fiscal year, which raises doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and contemplate continuation of the Company as a going concern. The report of the auditors of the Company's financial statements for the year ended January 31, 2001 states in an explanatory paragraph that there is substantial doubt and uncertainty about the Company's ability to continue as a going concern.

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

Item  3.   QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     None.


                           PART II - OTHER INFORMATION

Item  1.     LEGAL  PROCEEDINGS

     On or about October 10, 2001, two lawsuits were filed against us by purported holders of Series 2-A Convertible Preferred Stock before the United States District Court for the Northern District of Illinois entitled Crestview
                                                                       ---------
Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource,
 ---------------------------------                          --------------------
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


VSOURCE,  INC.






By:  /s/  Phillip  E. Kelly
  --------------------------

     Phillip  E.  Kelly
     Chief Executive Officer
     (Principal Executive Officer)



By:  /s/  Dennis  M. Smith
  -------------------------

     Dennis M. Smith
     Chief Financial Officer
     (Principal Accounting Officer)



Date:  February  20,  2002

                                  EXHIBIT INDEX


10.26(a)  Support  Services  Agreement  dated  October  24, 2001 between Vsource
          (CI)  Ltd,  Vsource,  Inc.  and  Gateway  Japan  Inc.
10.27 Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd.
______________
(a)     Confidential  treatment  requested