Form 10-K
period 2002-01-31
VSOURCE INC
filed 2002-04-30
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 000-30326

VSOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0557617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16875 West Bernardo Drive, Suite 250, San Diego, California	92127
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(858) 618-5884

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of all classes of voting stock of the registrant held by non–affiliates of the registrant on March 31, 2002 was $6,723,970 computed upon the basis of the average bid and asked prices of the common stock on that date.

Number of shares of common stock outstanding as of March 31, 2002	34,072,950
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of March 31, 2002	1,683,741
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of March 31, 2002	1,166,869

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on June 28, 2002 is incorporated by reference in Part III of this Form 10-K.

VSOURCE, INC.
FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED
JANUARY 31, 2002

PART I

Item 1.    BUSINESS

OVERVIEW

Our mission is to be the market leader in providing Fortune 500 and Global 500 companies with seamless, customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region.

We offer sophisticated outsourcing systems and solutions, along with supporting professional services and technologies, to enable our clients to outsource technical, administrative and sales functions. We help our clients to minimize the costs and complexities of doing business in the Asia-Pacific region across the multiplicity of cultural and regulatory factors that exist in these markets.

Our service solutions include:

•	Integrated technical service solutions, including comprehensive warranty and after-sales service and support;

•	Payroll and claims solutions;

•	Sales solutions; and

•	Stand-alone outsourcing solutions, which we call “Foundation Solutions”, including customer relationship management, supply chain management and financial administration.

Our service offerings are designed to bundle multiple functions together in a comprehensive solutions package. For instance, delivery of our integrated technical service solutions entails delivery of diverse functions such as customer relationship management and supply chain management. The key components of our service offerings are:

•	customer relationship management;

•	financial and payroll administration;

•	supply chain management; and

•	sales management.

We support our clients’ operations in most major countries across the Asia-Pacific region, including Australia, China, Hong Kong, Japan, Korea, Malaysia, New Zealand, the Philippines, Singapore and Thailand, from shared service centers located in Kuala Lumpur, Malaysia and Osaka, Japan. We also have sales and administrative offices in San Diego, California, Hong Kong and Singapore. Our clients include ABN-Amro, Agilent Technologies, American International Group, EMC, Gateway, Haworth and Network Appliance.

We were originally incorporated in Nevada in 1980 and re-incorporated in Delaware in November 2000. Prior to March 2001, we were engaged principally in the development and sale of procurement software, which we discontinued in March 2001 due to the slow rate of customer acceptance and the need for additional functionalities, the successful development and implementation of which would have required significant resources and the success of which was not assured. Instead, we elected to focus on becoming an application service provider that developed and hosted transaction solutions for public (many to many) and private (one to many) exchanges. On June 22, 2001, we purchased substantially all of the assets of NetCel360 Holdings Limited, a provider of business process outsourcing and distribution services, in exchange for 3,709,699 shares of our common stock, which represented approximately 19.8% of our total common stock outstanding at the time of the acquisition. Following this acquisition, we elected to stop the development and marketing of transaction solutions for public and private exchanges, due to uncertainty as to whether we would be able to develop a commercially viable product and whether there would be market acceptance of such product, in order to devote our resources towards developing business process outsourcing and distribution services built upon NetCel360’s infrastructure. We generated revenues of more than $12.7 million in the fiscal year ended January 31, 2002, of which approximately $9.2 million was generated in the final quarter as we began to acquire clients for business process outsourcing services developed after the acquisition of NetCel360. All revenues generated since completion of the acquisition have been derived from lines of business developed after the acquisition or from lines of business developed by NetCel360.

References to “we”, “us”, “our”, “Vsource” or the “Company” refers to Vsource, Inc. and its subsidiaries. We maintain our executive offices at 16875 West Bernardo Drive, Suite 250, San Diego, California 92127. Our telephone number is (858) 618-5884 and our website is at www.vsource.com.

INDUSTRY BACKGROUND

Managing a global business today is highly complex. Multinational companies are faced with many challenges in the execution of their business strategies across the world. A key challenge is attracting, maintaining and managing the human talent required to deliver professional and operating skills reliably and seamlessly across multi-national borders. In particular, these companies frequently face the need for support services in areas, which are important, but not core competencies for their particular business model. Globally, managers face a combination of challenges including (i) increasing regulatory complexity; (ii) a need to maintain best-practices; and (iii) a lack of scale in their operations. For managers of Fortune 500 and Global 500 companies operating across multiple countries in the Asia-Pacific region, these challenges are exacerbated by the complexities of operating in and across countries with different languages, regulations, currencies, business practices and cultural nuances. These complexities make it even more difficult and costly to deliver internal corporate functions than in a homogeneous market such as the United States.

In the United States, and to a lesser extent, in Europe, many companies have looked to outsource specialized business processes. Until recently, this phenomenon has been far less evident in the Asia-Pacific region. However, globalization and the development of new enabling technologies such as the internet have resulted in an emerging demand for business process outsourcing services in the Asia-Pacific region in much the same way that these services are being utilized in other major markets.

According to the Gartner Group, the total worldwide business process outsource market will grow from $119 billion in 2000 to $234 billion in 2005, representing a compound annual growth rate of 14.4%. According to International Data Corporation (“IDC”), $5 billion was spent on outsourcing services (including information systems outsourcing and processing services) in Asia-Pacific excluding Japan in 1999 and is expected to exceed $10 billion by 2004.

OUR STRATEGY

Our strategy is to focus on Fortune 500 and Global 500 companies with substantial operations across multiple countries in the Asia-Pacific region. Many of these companies utilize business process outsourcing services in the United States and/or Europe, but we believe that few have initiated the use of these services in the Asia-Pacific region because, until recently, a regional solution has not been available. We believe that our business model, which requires substantial investment in client acquisition costs with the world’s largest companies, allows us to establish highly integrated, tailored and long-term solutions, generating both initial and recurring revenue streams.

We deliver our comprehensive service solutions on a regional basis through shared service centers that utilize a sophisticated technology-based infrastructure integrating elite transaction processing and customer support functions from a scalable multi-client operating platform. Each of our service offerings integrates multiple functions together with our people, processes and technology for the delivery of a comprehensive solution to our client. The goal is to provide our clients with a seamless, centralized integrated solution and a single point of accountability through Vsource.

OUR SOLUTIONS

We offer our clients four solutions, which we call Vsource Versatile Solutions™, to handle their technical, administrative and sales functions:

•	Integrated technical service solutions—a broad range of after-sales and customer support functions including comprehensive warranty and product support for products and services;

•	Payroll and claims solutions—sophisticated payroll and claims solutions delivered to clients with employees spread across the Asia-Pacific region;

•
Sales solutions—development of demand generation and market channels to support the sales of our clients’ products and services across the Asia-Pacific region, and execution of the sales of such products and services; and

•	Foundation solutions—stand-alone services such as customer relationship management, supply chain management and financial administration outsourcing services.

Integrated technical service solutions

We manage after-sales service for clients on a regional basis to reduce our clients’ cost of providing support for service or warranty obligations and to provide a single point of accountability. Our integrated technical service solutions are comprised of:

•	Warranty services;

•	Parts dispatch and management;

•	Field services and on-site repair;

•	Customer contact centers; and

•	Reverse logistics.

Payroll and claims solutions

We manage clients’ payroll and claims activities on a regional basis to reduce the cost of operations, to improve controls and data management under a regional umbrella and to provide a single point of accountability. Our payroll and claims solution uses an online self-service approach, which handles a comprehensive range of “pay elements”. Our payroll and claims solution includes the following service elements:

•	Payroll processing;

•	Employee self service assistance;

•	Payments;

•	Statutory reporting and filing;

•	Accounting and reporting;

•	On-line pay slips, annual earnings statements and other reports to employees;

•	On-line reports to management; and

•	Employee care assistance in local languages.

Sales solutions

In addition to “back-end” services such as integrated technical service solutions and payroll and claims solutions, we assist clients with “front-end” services to support sales activities including sales administration, demand generation and the creation of new direct distribution channels across the Asia-Pacific region augmenting our clients’ traditional country-based distribution strategies. Our sales solutions includes the following:

•
Total sales solution—complete sales solution across the Asia-Pacific region including sales force management, direct multi-tier sales channel development and execution, and fully integrated sales administration and support;

•
Team sales—integrated administration and support for our clients’ sales team requirements including order processing, coordination with manufacturing supply chain, lead generation and qualification, and collateral support; and

•	Direct sales—direct sales of client’s products across the Asia-Pacific region through the Internet, email, telephone and fax.

Foundation solutions

For clients that do not require a comprehensive service offering combining multiple functions in a single solutions package, we offer the following stand-alone services, which we call foundation outsourcing services:

•	Customer relationship management;

•	Financial administration; and

•	Supply chain management.

OUR VALUE

We believe that our business process outsourcing solutions add immediate and long-term value to our clients by reducing the costs, personnel and overheads associated with delivering these functions. We simplify client operations by providing a single point of accountability for each of these solutions. As a result, our clients can focus on their core competencies and related activities that drive their businesses, including brand development, product development, marketing, pricing, manufacturing and public relations. Our business process outsourcing solutions have the following key distinctive attributes:

Single Point of Accountability; Elimination of Duplication.    Our business process outsourcing solutions provide our clients with centralized functions that are essential to the regional operation of their business in the Asia-Pacific region. Typically, our clients would be required to build, own and operate these activities internally, or seek separate vendors in each country in which they operate to deliver services for only that specific country. Most companies do not operate shared service centers across the Asia-Pacific region and instead build duplicative facilities in each country in which they operate. As such, their cost of providing functions from potentially duplicative facilities in multiple countries tends to be higher than would be the case in home markets where these functions are outsourced or centralized. Where vendor support is required, target clients are typically forced to select different vendors from each country rather than working through a single vendor because few vendors in the Asia-Pacific region currently provide a proven regional solution. Our solutions give our clients a single point of accountability for the regional delivery of services and uniform service standards across the multiple and varied countries of the Asia-Pacific region.

Shared Service Multi-User Platform.    All of our solutions are delivered from our shared service centers in Malaysia and Japan. The markets in many individual countries in the Asia-Pacific region may be too small to justify the investment required by a client to build scaled operations to handle after-sales service or payroll and claims operations. Typically, the costs of providing these essential external and internal services are high due to the high cost of doing business in major cities in the Asia-Pacific region such as Hong Kong, Singapore, Sydney and Tokyo, as well as the need for duplicative facilities and personnel in each country. Our business process outsourcing solutions utilize our shared service centers in Malaysia and Japan, which are configured to be leveraged across multiple client users. This multi-user platform permits us to deliver equal or better standards of service at lower fully-loaded costs.

Scalable Technology Infrastructure.    Our advanced technology platform is highly scalable, configurable and designed to combine multiple service offerings into a single platform that readily integrates with the clients’ enterprise systems. This technology infrastructure improves reliability and processing time and cost, while insuring transparency of operating performance and results to our clients.

Internet Delivery.    Technology utilizing the Internet has significantly improved the flow of information across borders globally, and in the Asia-Pacific region in particular. The Internet has enabled us to build our business process outsourcing solutions and to deliver a service, which is cost competitive and transparent to our clients. Each of our business process outsourcing solutions employs robust on-line functionality to facilitate customer service and transparent operating performance to our clients.

Experienced, Highly Motivated Workforce and Management Team.    We believe that our highly skilled, diverse and well-trained workforce is one of our greatest assets. Our management has extensive and distinguished operating experience in the Asia-Pacific region generally, and in the operation of shared service operating models, in particular. We strive to develop leadership and client service excellence at all levels of our organization. We seek to hire individuals with significant industry experience, exposure to best practices demanded by Fortune 500 and Global 500 clients, and an extensive understanding of operating within and across geographic borders within the Asia-Pacific region. Our executive officers maintain a significant ownership stake in our company that, as of January 31, 2002, represented over 29% of our total issued and outstanding common stock on a fully-diluted basis, including convertible securities but excluding stock options issued under our stock option plan. In addition, all of our full-time employees have an ownership interest in Vsource via option grants and participation in our employee stock purchase plan. We believe that these equity stakes significantly help in motivating our team to provide what we believe to be world class levels of client service.

SERVICE DELIVERY

We deliver our business process outsourcing solutions through an infrastructure of shared service centers based in Malaysia and Japan utilizing online web-enabled technology systems, best in class enterprise-grade software applications, and third party service providers. Our model is based on leveraging shared resources to provide best practices while achieving economies of scale, which we believe permits us to provide our clients with business process outsourcing solutions of equal or better quality at significantly lower costs.

Shared Service Centers.    We operate two shared service centers: one in Kuala Lumpur, Malaysia and one in Osaka, Japan. The personnel, systems and technology we use to manage our clients’ transactions or customer support functions are based in these locales. From these two locations, we are able to provide language support in all of the major languages and dialects in the Asia-Pacific region, including all key Chinese dialects, Japanese, Korean, Bahasa Malaysia, Bahasa Indonesia, Thai and English.

Technology.    Our technology and network infrastructure uses a multi-level, modular architecture, which emphasizes scalability, flexibility, adaptability, reliability and availability. Our systems and applications utilize industry standard programming languages, protocols and components, such as XML, CORBA, Java, JSP, C++ and VB. We connect to our clients’ and suppliers’ systems through standard interfaces using a middleware product from Vitria. Our core engines are based on widely used platforms such as Oracle8i, MSQL 7, Oracle9i, IIS, and IPlanet. The applications and software are powered by IBM AIX, Sun Solaris and Windows NT based systems, and in addition, we utilize EMC’s Symmetrix System for storage and Cisco products for networking. Our customer relationship management facilities in Malaysia and Japan use Lucent Technologies computer telephony integration call center technologies, together with customer relationship management software applications such as Siebel and Oracle 11i enterprise resource planning system.

Customer Relationship Management.    Our comprehensive business process outsourcing solutions including integrated technical service solutions and sales solutions utilize our comprehensive online customer relationship management capabilities for customer support and contact. Customer relationship management is also provided as a stand-alone service as one of our foundation solutions. Customer relationship management services are delivered from shared service centers in Malaysia and Japan and include:

•	24x7 support;

•	Fully integrated, real-time online order entry and support systems for online users who want assisted browsing and online ordering assistance;

•	Internet and inbound and outbound telephone sales (including sales of other products or upgrades of a purchased product);

•	Product configuration and validation;

•	Multi-level technical support;

•	Customer service;

•	Multi-language support; and

•	Field service dispatch.

Financial Administration.    We provide financial administration functions to support the delivery of our comprehensive business process outsourcing solutions, including payroll and claims solutions and sales solutions. We also provide financial administration as a stand-alone service as one of our foundation solutions. These functions can be delivered in multiple countries and multiple currencies across most major countries in the Asia-Pacific region. Certain payments functions are provided with support from internationally recognized financial institutions and accounting firms. The functions include:

•	Payment and payment processing;

•	Financial reporting;

•	Credit, collections and general accounting;

•	Accounts payable;

•	Fixed assets; and

•	Billing.

Supply Chain Management.    Our comprehensive business process outsourcing solutions, including integrated technical service solutions and sales solutions utilize our supply chain management capabilities to support the logistics, fulfillment and supply chain management needs of our clients and coordinate their logistics activities across the Asia-Pacific region. We also provide supply chain management as a stand-alone service as one of our foundation solutions.

Sales Management.    We provide sales management functions to support the delivery of our sales solutions. These functions include:

•	Order processing;

•	Lead generation and qualification;

•	Sales force management and administration; and

•	Channel development.

CLIENTS AND CONTRACTS

The table below lists our key clients and shows for each the contract date, the anticipated base term and the solution provided:

Client	Contract Date	Anticipated Term—Years	Solution Provided
Gateway (1)	Oct. 2001	3	Integrated technical service solutions for Gateway’s installed base of 1.3 million users in the Asia-Pacific region
Agilent Technologies	Nov. 2001	4	Payroll and claims solutions for over 10,000 Agilent employees across 12 countries
Network Appliance (2)	Jan. 2001	2	Foundation solutions—customer relationship management

(1)	In the year ended January 31, 2002, over 67% of our total revenues were derived from this contract with Gateway.
(2)
The relationship with Network Appliance is reflected in a statement of work signed in January 2001, which is governed by a three-year master services agreement that the parties entered into in December 2000. We provide other foundation solutions, such as supply chain management and general financial administration, to Network Appliance under this master services agreement pursuant to additional statements of work that have been entered into from time to time.

Clients generally sign a master services contract that governs the basic terms and conditions applicable to all services, pursuant to which a client can then purchase specific services from time to time under separate statements of work which may contain additional terms and conditions applicable to that particular service. Our contracts with Gateway and Agilent Technologies, however, are specific to the service being purchased.

Most of our contracts, and statements of work, have minimum terms of two years. Some contracts automatically renew for subsequent one-year terms, while other contracts will be renewed only upon mutual agreement of the parties. Generally, our clients may terminate their contracts for convenience upon specified periods of notice, but they will usually be required to pay us an amount equal to the recurring fees that would have been payable throughout the remainder of the term. Gateway may not terminate its contract for convenience. Our client contracts are all terminable for our excessive performance failure, material uncured breach or insolvency.

Our client contracts all contain specified performance standards applicable to key elements of our services. If our performance falls below the applicable standards, the client is entitled to terminate the contract, and in some cases a client may deduct amounts from our fees.

REVENUES AND OPERATING LOSSES

Our revenues are generated from fees paid pursuant to client contracts. We typically receive two types of fees under our contracts: set-up fees, which are charged during the implementation period when we perform set-up and implementation procedures to facilitate delivery of our services, and subsequent recurring charges for delivery of these services. The set-up fees are generally fixed, although in some cases they may be charged on a time and materials basis. The recurring fees are variable, being based on the numbers of transactions, customer representatives provided or products sold. Most of our contracts provide for guaranteed minimum recurring fees, which then increase as certain thresholds of transactions are performed.

We had an accumulated deficit of approximately $74.4 million as of January 31, 2002 that has been funded primarily through issuances of debt and equity securities. In the year ended January 31, 2002, we used net cash of

10

$5.8 million in operating activities and $0.8 million in investing activities and obtained net cash from financing activities of $5.9 million, giving rise to a decrease in cash of $0.6 million. We have also sustained operating and cash losses since inception. While we had positive cash flows for the last quarter of 2002, there is no assurance that this will continue and we may need to implement cost and cash conservation measures. Our management believes that we have adequate funding to continue in operation through January 31, 2003. Therefore, we have prepared our accounts on a going concern basis. We believe that we may need to raise additional cash funding in order to continue operations during the fiscal year ending January 31, 2004.

SALES AND MARKETING

Our sales cycle begins with a disciplined client screening process. A key consideration in our client screening process is to focus on Fortune 500 and Global 500 companies who (i) have sizable operations across multiple countries in the Asia-Pacific region and (ii) will generate significant volumes of transactions through our system.

Due to the need for our clients to have a high degree of trust in our ability to execute reliably for them on a long-term basis, a large percentage of our sales efforts are driven by relationships built by our executive management. We also have a small staff of dedicated sales professionals whose primary role is to identify potential clients, assess our compatibility with those clients and negotiate and document our contracts. Members of this sales team are located in San Diego, Hong Kong and Kuala Lumpur.

We have focused our marketing efforts on educating potential clients on the benefits of outsourcing their technical, administrative and sales functions, and on creating awareness that there is now a regional outsourcing solution available to Fortune 500 and Global 500 companies operating in the Asia-Pacific region. We are educating our audience and establishing ourselves as the leader in this new market primarily through market research, public relations activities, seminars, speaking engagements and direct sales contacts.

COMPETITION

We are not aware of any other company that is providing a similar, comprehensive range of business process outsourcing services to our targeted clients across multiple countries in the Asia-Pacific region. In each country in the Asia-Pacific region, there are a large number of providers who deliver customer relationship management, supply chain management, distribution services or financial services as stand-alone services in that country only, or in a limited number of countries or regionally. One of our greatest risks is that prospective clients will choose not to outsource their technical, administrative and sales functions and instead elect to continue performing these functions internally.

EMPLOYEES

We consider our relations with employees to be very good. None of our employees are represented by a labor union or under any collective bargaining agreement. As of March 31, 2002, we had approximately 222 full time employees, 175 of whom were located in Kuala Lumpur.

RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. If any of the following risks actually occur, our business, operating results and financial condition could be materially negatively affected.

To date, we have realized revenues that are significantly less than our expenses, have had losses since inception and expect to continue to generate losses.

We had an accumulated deficit of approximately $74.4 million as of January 31, 2002 that has been funded primarily through issuances of debt and equity securities. In the year ended January 31, 2002, we used net cash of

$5.8 million in operating activities and $0.8 million in investing activities and obtained net cash from financing activities of $5.9 million, giving rise to a decrease in cash of $0.6 million. We have also sustained operating and cash losses since inception. While we had positive cash flows for the last quarter of 2002, there is no assurance that this will continue.

We are heavily reliant on one customer, and the revenues from such customer are expected to decline significantly.

We are heavily reliant on one customer, Gateway Japan Inc. (“Gateway”) which generated over 67% of our revenues in the year ended January 31, 2002. Our contract with Gateway, to provide support services for Gateway’s warranty obligations to its installed base of end users, has a term of only three years. Revenues from this customer are set to decline significantly over the remaining term of the contract, as the installed base of end users who will be covered by Gateway’s warranties declines over time. Such decline could have a material impact on our revenues and operating results, even if we are successful in reducing costs in line with the fall in the corresponding revenues. In addition, Gateway has the right on each anniversary of the contract, with our agreement, to revise the minimum volumes of transactions specified in the contract, although it cannot revise our fees per transaction performed unless actual transaction volumes exceed 110% of the minimum volumes specified in the contract. If the actual transaction volumes exceed 110%, then we must negotiate in good faith with Gateway to adjust fees per transactions, hours of operation and performance standards for the following year. Although Gateway cannot terminate the agreement for convenience during its initial term, Gateway could terminate the agreement for, among other things, material breach, failure to meet specified service levels or if we are unable to reasonably agree on revisions to minimum volumes of transactions for subsequent years of the contract.

We may not be able to obtain sufficient funds to meet our operating requirements.

Our management believes that we have adequate funding to continue in operation through January 31, 2003, although this may require us to implement cost and cash conservation measures. We believe that we may need to raise additional cash funding in order to continue operations during the year ending January 31, 2004. We are in negotiations with investors for additional cash funding in the amount of $10 to 15 million. We believe that this additional funding will permit us to continue operations during the fiscal year ending January 31, 2004. There is, however, no assurance that we will be successful in obtaining this additional capital. Numerous factors could affect our operating results including, but not limited to, general economic conditions, competition and changing technologies. A change in any of these factors could have an adverse effect on our consolidated financial position, results of operations and ability to raise additional capital. We may be required to raise additional capital from time to time in order to continue our operations. If the current economic slowdown continues, we may not be able to generate revenues, control costs or attract needed additional capital.

We have incurred significant amounts of debt.

We have incurred significant amounts of debt to finance our operations. We have issued $4.56 million in principal amount of Series A convertible promissory notes and $3.0 million in principal amount of Series B-1 exchangeable promissory notes, which are both repayable on June 30, 2003. There is no assurance that we will have sufficient funds to repay these debts.

The market for business process outsourcing services in the Asia-Pacific region, particularly on a regional basis, is new and unproven.

The market for business process outsourcing services in the Asia-Pacific region, particularly on a regional basis, is new and unproven. We cannot assure you that there will be a sustainable market for our services. If companies operating in the Asia-Pacific region are not willing to outsource the services that we provide, on a large scale or at all, then we will not be able to generate adequate revenues or achieve necessary economies of scale. This could have a material and adverse affect on our business, financial condition and results of operations.

We have limited experience in our business.

Our current business operations consist of businesses developed in 2001 or acquired in June 2001 from NetCel360. Our limited experience in this business could negatively impact our ability to succeed.

Long sale cycles for our services could cause delays in revenue growth.

Because we target large contracts and large multinational companies as our principal customers, our sales cycles for our services often take many months to complete and may vary from contract to contract. Lengthy sales cycles could cause delays in revenue growth, and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision making process of the potential customer and the level of competition that we encounter in our selling activities. Additionally, since the market for outsourcing services in the Asia-Pacific region is relatively new, we believe that we will have to educate many potential customers about the use and benefits of our products and services, which can in turn prolong the sales process.

Complex implementation and integration of our services and products may deter potential clients.

The installation and implementation of some of our services and products, including set-up across multiple countries in the Asia-Pacific region and integration with a client’s systems currently in use, can be a complex, time consuming and expensive process. We anticipate that many of our clients will be large multinational corporations that will require that our products undergo substantial customization to meet their needs. These clients will also likely require that our products be integrated with existing internal legacy systems. We estimate that the installation and integration process may take three to six months, or longer in some cases, depending on the size of the client, the number of countries to be implemented, complexity of a client’s operations, and the configurations of its current information technology systems. The time and expense of such installation and implementation may deter potential clients from purchasing our services.

Our revenues and operating results are difficult to predict and may be subject to significant fluctuations.

Revenues derived from our sales solutions are closely tied to the seasonal and economic cycles relating to the products being distributed, as well as the state of the economy in the countries in which such products are sold. We derive revenues from our outsourcing services in large part from recurring transaction-based fees. The use of each outsourcing service and the number of transactions effected by our clients will vary in volume, scope and duration. In addition, some of our client contracts can be terminated by our clients on relatively short notice without cause. As a result, it is possible that expected recurring revenues may be terminated more quickly than anticipated, making them more difficult to predict.

We believe that quarterly revenues, expenses and operating results may vary significantly in the future, that period-to-period comparisons of results of operations may not necessarily be meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. Due to these and other factors, it is possible that our operating results will be below market analysts’ expectations in some future quarters, which would cause the market price of our stock to decline.

Risks Related to Economic and Infrastuctural Disruptions.

As a provider of business process outsourcing services, our business is dependent upon the underlying businesses of our clients. Events of the magnitude of the terrorist attacks on September 11, 2001 could significantly slow economic growth in the Asia-Pacific region and adversely affect the businesses of our clients, thereby reducing their need or desire for our services. A significant disruption of telecommunications, transportation, mail and other infrastructure could make it difficult and more expensive for us to service our customers in a timely fashion or at all, and for our vendors and service providers to render goods and services to

us. As a provider of services that focuses on providing regional solutions, we are particularly vulnerable to disruptions that inhibit travel, communication and commerce between countries. Such a disruption might also result in delays in receiving payments from clients. Volatility and uncertainty in the world’s stock markets brought about by terrorist and other disruptive events could also impair our ability to raise capital.

We are dependent on a small number of vendors and service providers.

We are dependent on a small number of vendors and service providers in delivering our services. In particular, our warranty support services for Gateway rely on arrangements with independent field service providers, parts manufacturers, warehouse providers and shipping companies. Because we currently purchase replacement parts for Gateway products in relatively small quantities, our purchasing power is minimized, which may result in higher parts prices and slower delivery times from the parts manufacturers. Although we believe that we could find alternative vendors and service providers, the transition to such alternative vendors and service providers would take a significant amount of time and resources which could materially affect the delivery of our warranty support services and put us in material breach of our agreement with Gateway. Moreover, the costs of purchasing parts and services from such alternative vendors and service providers could be significantly higher.

We face risks associated with acquisitions, investments, strategic partnerships or other ventures.

As part of our overall business strategy, we may pursue strategic acquisitions or investments as appropriate opportunities arise. Such acquisitions or investments would be in businesses, products or technologies that would provide, supplement or complement our services, and/or provide additional industry expertise, a broader client base or an expanded geographic presence. We may not be successful in identifying suitable acquisition, investment or strategic partnership candidates. Even if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or on a timely basis, or at all. We may incur indebtedness or issue equity securities to pay for any acquisition or investment, which could have a dilutive effect on existing shareholders. Such acquisitions and investments involve other risks, such as:

•	the diversion of our management’s attention and other resources from other business concerns;

•	expenses, delays and difficulties in assimilating and integrating the operations, technologies, products and personnel of the acquired company;

•	not realizing the anticipated benefits of any acquisition or investment;

•	paying more than the acquired company or investment is worth;

•	the impact on our financial condition due to the timing of the acquisition or investment;

•	the expenses of amortizing the acquired company’s intangible assets and goodwill; and

•	the potential for claims asserted against the acquired business.

If any of these risks are realized, our business, financial condition and results of operations could be materially adversely affected. In July 2001, we decided to discontinue marketing, sales and research of the Liquid Marketplace(TM) line of software applications acquired when we acquired Online Transaction Technologies, Inc. (“OTT”), due to uncertainty as to whether we would be able to develop a commercially viable product and whether there would be market acceptance of such product, and we subsequently wrote off approximately $4.1 million of goodwill resulting from the acquisition.

We may not be able to compete effectively against our competitors.

We operate in a highly competitive environment. In particular, increasing numbers of companies are entering the business process outsourcing industry in the Asia-Pacific region. This industry is relatively new in the region and, as it develops, our competitors may better position themselves to compete in our lines of business and markets. We face competition from local, regional and global companies that:

•	may be focused on only one or a few of the services that we offer;

•	are expanding their services beyond those they have traditionally offered; and

•	are increasing their activities in our markets.

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

In addition to competitor companies, one of our greatest risks is that prospective clients will choose not to outsource their technical, administrative and sales functions and instead elect to continue performing these functions internally.

The barriers to enter our business are low.

There are relatively low barriers to entry into our line of business. We do not own any technologies that preclude or inhibit competitors from entering our markets. Our competitors may independently develop and patent or copyright proprietary technologies that are superior or substantially similar to our technologies. The costs to develop and provide outsourcing services can be relatively low.

We depend on our key senior management and executive officers to execute our business strategy and could be harmed by the loss of their services.

We believe that successful management and the ability to execute our services will be critical in the success of our business. Therefore, our success depends in large part upon the continued efforts, service and performance of our senior management team and executive officers, and in particular of the following key management executives:

•	Phillip Kelly, our Co-Chairman and Chief Executive Officer;

•	Dennis Smith, our Vice Chairman, Chief Financial Officer and Chief Strategy Officer; and

•	Jack Cantillon, our Chief Operating Officer.

We depend on their services because each one of these executives has experience and in-depth knowledge regarding the development, needs, special opportunities, and challenges of our business, and environment and activities in our targeted markets. We have employment agreements with these key executives as well as with all of our other officers and employees. The loss of the services of any of these executive officers or any of our key management, sales or technical personnel could have a material adverse effect on our business, financial condition and results of operations.

Our failure to maintain our rights to use third party intellectual property could adversely affect business.

Portions of our business are substantially dependent upon technology that we license from third parties. In particular, we rely upon third-party technologies and software for our outsourcing services, such as payroll services, customer relationship management and supply chain management. Currently, substantially all of these licenses are perpetual licenses absent material breach on our part. We also expect to need new licenses in the future as our business grows, the existing products we license become obsolete, and as technology evolves. We cannot be sure that we will be able to obtain necessary licenses on commercially reasonable terms, or at all, which could result in a material adverse effect on our business, financial condition and results of operations.

Third parties may claim that our technology or services, including those, which we have licensed from a third-party supplier, infringe their proprietary rights. Although in most cases we are indemnified by our licensor in the event of a claim of intellectual property infringement by a third-party, any infringement claims, even if without merit, can be time-consuming and expensive to defend. They may divert our management’s attention and resources and could cause service implementation delays. In the event of a successful claim of infringement and the failure or inability of either us or our licensor to develop non-infringing technology or license the infringed or similar technology on a timely or commercially favorable basis, our business, financial condition and results of operations could be materially adversely affected.

System failures and capacity constraints could result in a reduction of demand for our services.

Our ability to provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our hardware, software and network infrastructure. Inadequacies in the performance and reliability of our information systems, or in the external power or communications infrastructure, could result in interruptions in the availability of some or all of our services, lower the volume of transactions or increase response times for effecting a transaction. As the majority of our operations are located in regions of Asia-Pacific where the infrastructure may not be as robust as in the United States, we are particularly vulnerable to such disruptions. This could lead to client dissatisfaction, loss of clients and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations.

Although we have not experienced these problems in the past to a material extent, our systems and operations may be vulnerable to damage or interruption from:

•	power loss, telecommunications or network failures, operator negligence, improper operation by employees, physical break-ins and other similar events;

•	unauthorized access or electronic break-ins, or “hacking”; and

•	computer viruses.

Breaches of our security systems could have a materially adverse impact on our business and operations.

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

A significant portion of our information systems are located in our shared services center in Kuala Lumpur, Malaysia. We maintain a small back-up site, but it currently would not support our entire operations if our primary facilities went down, and it could take a significant amount of time to get it fully operational. We are currently assessing a more extensive disaster recovery plan. Until the plan is completed, there are risks of localized telecommunications, Internet and systems failure.

Volatility in social, political and economic conditions in the Asia-Pacific region may adversely affect our business.

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

A downturn in general economic conditions in the Asia-Pacific region could materially adversely affect our business, financial condition and results of operations. Beginning in mid-1997, many countries in the region experienced significant economic problems. Following varying degrees of recovery in the region in 1999 and 2000, the economies in many of those countries have recently experienced declining or negative growth rates. We cannot assure you that the current economic conditions in any of these countries will improve or not deteriorate further.

We may become subject to burdensome government regulations and legal uncertainties, and to claims involving foreign laws and regulations.

We currently have employees, facilities and business operations established in Hong Kong, Japan, Malaysia, Singapore and the United States. We also anticipate having employees, facilities and operations in other countries and territories in the Asia-Pacific region, and offering services in numerous countries in the region regardless of whether we have a physical presence in such countries. As a result we are subject to the laws and the court systems of many jurisdictions. We may become subject to claims from private parties or foreign government agencies based in foreign jurisdictions for violations of their laws. International litigation is often expensive, time consuming and distracting. These claims could be particularly disruptive to our business.

In addition, laws in these jurisdictions may be changed or new laws may be enacted in the future. Uncertainty and new laws and regulations in these jurisdictions could prevent or limit our ability to operate in certain countries, increase our costs of doing business and prevent us from providing our e-business services. Any restrictions could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, there are risks inherent in conducting business in multiple jurisdictions and internationally. These include:

•	challenges in staffing and managing foreign operations;

•	differing technological standards;

•	employment laws and practices in different countries; and

•	potentially adverse tax consequences.

In addition, there can be no assurance that new laws and regulations, or interpretations of existing laws and regulations, will not restrict our ability to provide our services in the countries in which we operate or into which we intend to offer our services. Any such restrictions could have a material adverse effect on our business, financial condition and results of operations.

Currency fluctuations could decrease our revenue or increase costs relative to our revenue.

Historically, most of our revenue has been earned in U.S. dollars and significant portions of our expenses and liabilities have been denominated in local currencies, primarily Japanese Yen, Malaysian Ringgit, Hong Kong Dollars and Singapore Dollars. As a result, we will be subject to the effects of exchange rate fluctuations with respect to any of these currencies. We do not currently engage in currency hedging activities. Some of the countries or territories in which we currently operate or may operate in the future impose exchange controls. As a result, we may not be able to freely convert the relevant local currencies in the countries and territories in the Asia-Pacific region into U.S. dollars or freely convert U.S. dollars into the relevant local currencies in the countries and territories in the Asia-Pacific region. Any substantial currency fluctuation could adversely affect our business, financial condition and results of operations.

The market for our common stock may be illiquid.

The average daily volume of our registered common stock on the OTC Bulletin Board is currently less than 100,000 shares, and we have had some days with very little or no trading volume. There can be no assurance that volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.

Our stock is not listed on a major stock market.

Our common stock was delisted from the Nasdaq National Market System on December 21, 2001 following Nasdaq’s determination that our acquisition of substantially all of the assets of NetCel360 constituted a reverse merger. In order to regain our Nasdaq listing, we will be required to submit a new listing application and meet all initial Nasdaq national market listing criteria, subject to Nasdaq’s approval. We do not currently meet all of these listing requirements. Our common stock currently trades only on Nasdaq’s OTC Bulletin Board. While the listing of our stock does not have a direct effect on our operations, it has an effect on the perception of us among potential investors, may adversely affect the liquidity of our shares and can have an effect on our ability to raise additional funds.

Outstanding convertible preferred stock, convertible debt securities, warrants and options could result in potential dilution and an adverse impact on additional financing.

As of January 31, 2002, if all of our outstanding convertible debt, warrants and options were converted into common stock, and if all currently outstanding convertible preferred stock were converted in accordance with the anti-dilution features of those securities, we estimate that approximately 156 million shares of common stock would be outstanding. In addition, our stock option/stock issuance plan permits us to issue a number of shares of common stock equal to 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable).

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

Item 2.    PROPERTIES

Our principal sales office is located in 1,735 square feet of space in San Diego, California and is leased through November 30, 2004. Our principal shared customer service centers are located in Kuala Lumpur, Malaysia and Osaka, Japan. The Malaysia facility occupies 39,015 square feet of office space and the lease expires on March 9, 2003. The Japan facility occupies 8,680 square feet of office space and the lease expires on March 31, 2003. We also have offices in Hong Kong, occupying 7,008 square feet with the lease expiring on August 31, 2002 and in Singapore, which is on a month-to-month lease term. We also rent approximately 6,700 square feet of standard office in Bothell, Washington. The lease expires on October 31,

2002 but we vacated this office in March 2001 and are presently seeking to sub-let the premises for the remainder of the lease. Subsequent to the end of our fiscal year, our leases in Los Angeles and Ventura, California expired on March 6, 2002 and March 31, 2002, respectively.

Item 3.    LEGAL PROCEEDINGS

In October 2001, two lawsuits were filed against Vsource by purported holders of Series 2-A Convertible Preferred Stock before the United States District Court for the Northern District of Illinois entitled Crestview Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, our motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that we failed to register the underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, plus attorney’s fees and costs. At this early stage of the proceedings, it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, we deny any and all liability and intend to vigorously defend against these charges.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on November 20, 2001 in San Diego, California. Seven incumbent directors were re-elected without opposition to serve another one-year term in office. The results of this election were as follows:

Name of Director	Votes For	Votes Withheld
Phillip E. Kelly	18,204,812	210,044
I. Steven Edelson	18,176,002	238,854
Dennis M. Smith	18,204,812	210,044
Robert N. Schwartz	18,120,239	294,617
Scott T. Behan	18,120,242	294,614
Ramin Kamfar	18,120,242	294,614
Nathaniel C.A. Kramer	18,204,829	210,027

The following proposals were approved by the following votes:

Proposal	Votes For	Votes Against	Votes Abstained	Broker Non-Votes
Amend Vsource’s Certificate of Incorporation to either effect a reverse split of outstanding common stock or increase the number of authorized shares of common stock	17,678,902	503,218	232,736	5,894,948
Approve issuance of common stock to discharge Vsource’s bridge loan obligations	6,701,808	343,703	266,673	16,997,620
Approve issuance of common stock upon conversion of Vsource’s Series 3-A Convertible Preferred Stock	6,540,258	447,534	324,392	16,997,620
Approve issuance of common stock upon exercise of warrants	6,529,447	463,382	319,355	16,997,620
Adopt Vsource’s 2001 Stock Option/Stock Issuance Plan	6,753,006	263,329	295,849	16,997,620
Adopt Vsource’s Employee Stock Purchase Plan	6,894,414	122,315	295,455	16,997,620

Item 4A.    CHANGE OF DATE OF ANNUAL STOCKHOLDER MEETING

In our Form 10-Q for the period ended October 31, 2001, we stated that we intended to hold our 2002 annual meeting of stockholders in May 2002 and that proposals of stockholders intended to be presented at the annual meeting and included in the proxy statement and form of proxy relating to that meeting must be received by us by January 31, 2002.

Our intention is now to hold our 2002 annual meeting of stockholders in June 2002 and to mail proxy statements relating to the meeting in May 2002. Proposals of stockholders intended to be presented at the annual meeting and included in the proxy statement and form of proxy relating to that meeting must be received by us by May 15, 2002.

After the May 15, 2002 deadline, a stockholder may present a proposal at the annual meeting if it is submitted to our Secretary no later than May 30, 2002. If timely submitted, the stockholder may present the proposal at the annual meeting, but we are not obligated to present the matter in our proxy materials.

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Prior to October 30, 2000, our common stock traded under the symbol “VSRC” in the over-the-counter securities market. On October 30, 2000, our common stock began trading on the Nasdaq National Market system under the symbol “VSRC”. On December 21, 2001, we were de-listed from the Nasdaq Stock Market based upon Nasdaq’s determination under its Marketplace Rules that our acquisition of NetCel360 resulted in a change of control and allowed a non-Nasdaq entity to effectively obtain a Nasdaq listing. Subsequent to such de-listing, our common stock resumed trading in the over-the-counter securities market. The over-the-counter quotations reflect interdealer bid prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. The over-the-counter market does not constitute active trading and trading in our common stock is limited and sporadic. The following table sets forth the range of high bid and low bid quotations and the closing price for the fiscal quarters within the last two years. Prior to October 30, 2000, and from December 21, 2001, the source for this information is the Nasdaq OTC Bulletin Board. From October 30, 2000 to December 20, 2001, the source for this information is the Nasdaq National Market System.

Fiscal Year Ended January 31, 2002	High	Low
First Quarter	$2.28	$0.13
Second Quarter	0.60	0.17
Third Quarter	0.58	0.08
Fourth Quarter	0.44	0.10

Fiscal Year Ended January 31, 2001	High	Low
First Quarter	$85.00	$14.50
Second Quarter	28.13	9.13
Third Quarter	16.25	6.38
Fourth Quarter	15.81	1.47

SHAREHOLDERS

As of March 31, 2002, there were 1,054 stockholders of record of our common stock, 45 holders of our Series 1-A convertible preferred stock, 16 holders of our Series 2-A convertible preferred stock and 0 holders of our Series 3-A convertible preferred stock.

DIVIDENDS

We have never declared or paid cash dividends on our common stock or preferred stock. Holders of our Series 1-A convertible preferred stock are entitled to noncumulative dividends, if declared by the Board of Directors, of $0.20 per share annually. Holders of our Series 2-A convertible preferred stock are entitled to noncumulative dividends, if declared by the Board of Directors, in an amount equal to 8% of the price originally paid to Vsource for each share of Series 2-A convertible preferred stock ($0.51 per share as of March 31, 2002 based on the original purchase price of $6.41 per share, as may be adjusted for stock splits, stock dividends, combinations and the like). Holders of our Series 3-A convertible preferred stock are entitled to cumulative dividends, if declared by the Board of Directors, in an amount equal to 10% of the price originally paid to Vsource for each share of Series 3-A convertible preferred stock ($6.00 per share as of March 31, 2002 based on the original purchase price of $60 per share, as may be adjusted for stock splits, stock dividends, combinations and the like). No dividend may be declared and paid upon shares of our common stock in any fiscal year unless dividends on all such preferred stock have been paid or declared and set aside for payment to holders of our preferred stock for such fiscal year. The Company currently intends to retain all future earnings to finance future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

The following are all securities sold by the Company or issued as warrants within year ended January 31, 2002 which were not registered under the Securities Act:

On June 22, 2001, we issued 2,774,213 shares of common stock to NetCel360 Holdings Limited as part of the consideration for the acquisition of substantially all of the assets of NetCel360.

On June 25, 2001, we issued convertible promissory notes (the “Series A Convertible Notes”) in the principal amount of $4.56 million to purchasers under a convertible note purchase agreement. The Series A Convertible Notes have a maturity date of June 30, 2003. Approximately $1.26 million in principal amount of the Series A Convertible Notes were issued to lenders of our bridge loan facility in exchange for their outstanding bridge loans, and the remaining $3.3 million of the principal amount of the Series A Convertible Notes was issued for cash. The Series A Convertible Notes are convertible into shares of our Series 3-A convertible preferred stock at a conversion price of $60 per share. The Series 3-A convertible preferred stock became convertible into shares of our common stock on January 16, 2002. The number of shares of common stock to be issued upon conversion of each share of Series 3-A convertible preferred stock is determined by dividing the sum of $60 (as adjusted for stock splits, stock dividends and similar transactions) and all accrued and unpaid dividends on each shares of Series 3-A convertible preferred stock to be converted, by $0.10.

On July 6, 2001, we issued warrants to purchase 150,000 shares of common stock to Roberta Babitz in consideration of services provided by her in connection with our acquisition of NetCel360. The warrants have an exercise price of $0.10 per share and became exercisable on January 16, 2002.

On July 6, 2001, we issued warrants to purchase 200,000 shares of common stock to Jefferies and Company, Inc. (“Jefferies”) in consideration of services provided by Jefferies in connection with our acquisition of NetCel360. The warrants have an exercise price of $0.10 per share and became exercisable on January 16, 2002.

On July 12, 2001, we issued exchangeable promissory notes (the “Series B Exchangeable Notes”) in the principal amount of $4.25 million and warrants (the “Series B Warrants”) to purchase approximately 21.3 million shares of common stock to purchasers under an exchangeable note purchase agreement for $4.25 million in cash. The Series B Exchangeable Notes had a maturity date of June 30, 2003 and were exchangeable for Series A Convertible Notes if they were not repaid in full on or prior to February 12, 2002. No Series B Exchangeable Notes were exchanged for Series A Convertible Notes because we repaid the Series B Exchangeable Notes in full on December 28, 2001. The Series B Warrants have an exercise price of $0.10 per share and became exercisable on January 16, 2002.

On August 16, 2001, we issued 15,000 shares of common stock to QCC Communications Corporation as part of the consideration for the purchase of the domain name “Vsource.com”.

On December 18, 2001, we issued 11,620,310 shares of common stock to lenders under a bridge loan in the principal amount of $2.25 million to discharge our obligations under such bridge loan. Under the terms of the bridge loan, we were entitled to discharge all principal and accrued interest due under the bridge loan by delivering shares of our common stock at a conversion price of $0.20 per share.

On January 31, 2002, we issued exchangeable promissory notes (the “Series B-1 Exchangeable Notes”) in the principal amount of $2.94 million and warrants (the “Series B-1 Warrants”) to purchase approximately 14.7 million shares of common stock to purchasers under an exchangeable note purchase agreement. All of these Series B-1 Exchangeable Notes were paid for through an exchange of Series B Exchangeable Notes with principal and accrued interest in an amount equal to $2.94 million. The Series B-1 Exchangeable Notes have a maturity date of June 30, 2003 and are exchangeable for Series A Convertible Notes if they are not repaid in full on or prior to August 15, 2002. The Series B-1 Warrants have an exercise price of $0.10 per share.

Exemption from the registration requirements of the Securities Act for the sales of the securities described above was claimed under (i) Section 4(2) of the Securities Act, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide, or (ii) Regulation S under the Securities Act, on the basis that such transactions were offshore transactions made to persons that are not U.S. persons and not for the account or benefit of U.S. persons, and otherwise in accordance with the terms of Regulation S. No underwriting or broker’s commissions were paid in connection with the foregoing transactions.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

Five Year Summary

	January 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Revenue	$12,712	$35	$4	$61	$72
Operating expenses	29,425	27,778	5,153	1,562	1,034
Loss from operations	(16,713)	(27,743)	(5,149)	(1,502)	(962)
Net loss	(20,444)	(27,599)	(5,523)	(1,762)	(990)
Basic and diluted net loss per share available to common shareholders	(1.04)	(2.63)	(0.40)	(0.17)	(0.11)
Cash and cash equivalents	4,753	5,360	5,124	60	438
Property and Equipment, net	7,232	932	223	23	92
Total assets	16,439	11,261	5,540	1,116	1,375
Current liabilities	6,222	911	6,501	984	986
Long term liabilities	2,365	—	—	3	1
Preferred Stock	11,223	14,229	—	—	—
Shareholders’ deficit	(3,371)	(3,879)	(961)	129	388

Note:    The above table was extracted from our audited financial statements for the relevant years. PricewaterhouseCoopers audited the financial statements for the year ended January 31, 2002, Grant Thornton, LLP audited the financial statements for the years ended January 31, 2001 and 2000 and Horsfall, Murphy & Pindroh, LLP audited the financial statements for the years ended January 31, 1999 and 1998.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements on our expectations, beliefs, intentions or strategies regarding the future, including without limitation, our financial outlook, successful introduction of services and expansion of operation. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, inability to raise sufficient funds to meet our operating requirements, inability to repay the debt that we have incurred, the new and unproven market for outsourced services in the Asia-Pacific region, our limited experience in the business process outsourcing business, long cycles for sales of our solutions, reliance on one client, fluctuations in revenues and operating results, economic and infrastructural disruptions, management of acquisitions and investments, litigation, competition, significant exposure to the Asia-Pacific region and other risks discussed in this Form 10-K under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

We offer sophisticated outsourcing systems and solutions, along with supporting professional services and technologies, to enable our clients to outsource technical, administrative and sales functions. We help our clients to minimize the costs and complexities of doing business in the Asia-Pacific region across the multiplicity of cultural and regulatory factors that exist in these markets.

Our service offerings include:

•	Integrated technical service solutions, including comprehensive warranty and after-sales service and support;

•	Payroll and claims solutions;

•	Sales solutions; and

•	Stand-alone outsourcing solutions, which we call “Foundation Solutions”, including customer relationship management, supply chain management and general financial administration.

Our service offerings are designed to bundle multiple functions together in a comprehensive solutions package. For instance, delivery of our integrated technical service solutions entails delivery of diverse functions such as customer relationship management and supply chain management. The key components of our service offerings are:

•	customer relationship management;

•	financial and payroll administration;

•	supply chain management; and

•	sales management.

We support our clients’ operations in most major countries across the Asia-Pacific region, including Australia, China, Hong Kong, Japan, Korea, Malaysia, New Zealand, the Philippines, Singapore and Thailand, from shared service centers located in Kuala Lumpur, Malaysia and Osaka, Japan. We also have sales and administrative offices in San Diego, California, Hong Kong and Singapore. Our clients include ABN-Amro, Agilent Technologies, American International Group, EMC, Gateway, Haworth and Network Appliance.

We were originally incorporated in Nevada in 1980 and re-incorporated in Delaware in November 2000. Prior to March 2001, we were engaged principally in the development and sale of procurement software, which we discontinued in March 2001 due to the slow rate of customer acceptance and the need for additional functionalities, the successful development and implementation of which would have required significant resources and the success of which was not assured. Instead, we elected to focus on becoming an application service provider that developed and hosted transaction solutions for public (many to many) and private (one to many) exchanges. On June 22, 2001, we purchased substantially all of the assets of NetCel360 Holdings Limited, a provider of business process outsourcing and distribution services, in exchange for 3,709,699 shares of our common stock, which represented approximately 19.8% of our total common stock outstanding at the time of the acquisition. Following this acquisition, we elected to stop the development and marketing of transaction solutions for public and private exchanges, due to uncertainty as to whether we would be able to develop a commercially viable product and whether there would be market acceptance of such product, in order to devote our resources towards developing business process outsourcing and distribution services built upon NetCel360’s infrastructure. We began to provide reseller services to Gateway Manufacturing Inc. (“Gateway Manufacturing”) in July 2001. These services were terminated effective November 1, 2001 when Gateway Manufacturing terminated its operations in the Asia-Pacific region, at which time we began providing integrated technical service solutions to Gateway under a three-year support services agreement to support Gateway’s warranty obligations with respect to its installed base of end users. We generated revenues of more than $12.7 million in the fiscal year ended January 31, 2002, of which approximately $9.2 million was generated in the final quarter as we began to acquire clients for business process outsourcing services developed after the acquisition of NetCel360. All revenues generated since completion of the acquisition have been derived from lines of business developed after the acquisition or from lines of business developed by NetCel360.

FUTURE FUNDING

We had an accumulated deficit of approximately $74.4 million as of January 31, 2002 that has been funded primarily through issuances of debt and equity securities. In 2002, we used net cash of $5.8 million in operating activities and $0.8 million in investing activities and obtained net cash from financing activities of $5.9 million, giving rise to a decrease in cash of $0.6 million. We have also sustained operating and cash losses since inception. While we had positive cash flows for the last quarter of 2002, there is no assurance that this will continue and we may need to implement cost and cash conservation measures. Our management believes that we have adequate funding to continue in operation through January 31, 2003. Therefore, we have prepared our accounts on a going concern basis. We believe that we may need to raise additional cash funding in order to continue operations during the fiscal year ending January 31, 2004. We are in negotiations with investors for additional cash funding. There is, however, no assurance that we will be successful in obtaining this additional capital. Numerous factors could affect our operating results including, but not limited to, general economic conditions, competition and changing technologies. A change in any of these factors could have an adverse effect on our consolidated financial position, results of operations, anticipated cash flows and ability to raise additional capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Gateway Support Services Agreement

Revenue under our Support Services Agreements with Gateway (the “Support Services Agreement”) is recognized as it is billed, which is every two weeks, as management consider that this appropriately matches the level of effort and costs incurred to the related revenue. The matching of revenues and costs is a fundamental principle of the recognition of revenue under this contract and this is based on a significant number of assumptions and estimates by management. The most significant of these estimates is the forecast of inventory usage. Since we have obtained a significant amount of inventory from Gateway at nominal value in order to service the contract, in the event that this inventory is used in advance of our estimates, we may recognize revenue too early, as the costs involved in replacing this inventory obtained at nominal value may be significant.

Other key estimates and assumptions include the following:

•	Estimates of future costs of inventory

•	Estimates of future call volumes

•	Estimates of future expenses such as salaries, sub-contractor rates and facility rental rates

Under the Support Services Agreement, there are variable and fixed components to our fees. The fixed component of the fee is based upon a predetermined transaction volume. If the predetermined transaction volume is exceeded, incremental transactions are charged at the agreed rates specified in the Support Services Agreement. Fees payable by Gateway under the Support Services Agreement decline over the life of the agreement, because transaction volumes are expected to fall over time as the installed base of end users who will be covered by Gateway’s warranties declines over time. In estimating our future costs for the purposes of revenue recognition, we have assumed that we will be able to reduce costs in line with the reduction in fees. There can be no guarantee, however, that we will be able to successfully reduce these costs in line with the reduction in fees.

Impairment of long lived assets

We assess the impairment of long-lived assets, identifiable intangibles and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Technical obsolescence;

•	Significant negative industry or economic trends; or

•	Significant decline in our market capitalization relative to net book value for a sustained period.

When we determine that the carrying value of an asset may not be recoverable based upon the existence of one or more of the above or other indicators, we assess recoverability of its carrying value by comparison to the future undiscounted cash flows it is expected to generate. If an asset is impaired, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

We have significant amounts of computer equipment and software assets, which are more prone to impairment due to technical obsolescence or business changes. However, our management is of the opinion that there are no indicators that these assets are impaired.

During 2002, as a result of an impairment review of OTT, we recognized an impairment charge of $4.1 million due to deterioration in the market for OTT’s products and changes in the estimates of the costs of development and marketing of these products. This was based on future undiscounted cash flows expected to arise from the continued use of these acquired assets which was expected to be negative.

RESULTS OF OPERATIONS (All amounts in thousands, except share and per share data)

FISCAL YEAR

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2000”, “2001” AND “2002” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2000, 2001 AND 2002, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

We have not discussed our results of operations below on the basis of segment data because we did not prepare segment reporting in 2001, and therefore did not believe that such discussion would be meaningful.

Revenue

Revenue in 2002 was derived primarily from two sources: (i) distribution services revenue, derived primarily from the distribution of Gateway Manufacturing products in Hong Kong and Singapore, and (ii) business process outsourcing revenue, derived primarily from our integrated technical solutions for Gateway, payroll and claims solutions and foundation solutions. Revenues are recognized in accordance with the policies set forth in “Critical Accounting Policies and Estimates” above.

In 2002, revenues increased to $12.71 million from $35,000 in 2001, an increase of $12.67 million, primarily due to two new contracts, a reseller agreement (the “Reseller Agreement”) with Gateway Manufacturing and the Support Services Agreement with Gateway. The Reseller Agreement was in effect from July 1, 2001 to November 1, 2001, when it was terminated as part of Gateway Manufacturing’s termination of its operations in the Asia-Pacific region. We generated total revenues of $2.69 million under the Reseller Agreement.

Effective November 1, 2001, we began to provide integrated technical service solutions under the Support Services Agreement to support Gateway’s warranty obligations with respect to its installed base of customers in the Asia-Pacific region. Revenues of $35,000 in 2001 and $4,000 in 2000 were derived from the sale of procurement software and our application service provider business. Both of these lines of business were discontinued in 2002.

Cost of Revenue

Cost of revenue includes costs associated with providing customers with goods and services, such as cost of products, freight, telephonic and onsite support, as well as direct costs from personnel that deliver the goods and services. Costs include primarily salaries, subcontractors, parts and repairs.

In accordance with our deferred revenue treatment on set-up revenues generated from implementation of our solutions, we also defer the costs relating to such set-ups and amortize those costs for a period identical to the period for which revenue is deferred. Therefore, there can be a timing difference between when the costs are actually incurred, from when they are recognized.

Cost of revenue increased to $8.8 million for 2002 from no cost of revenue in 2001 and 2000. The costs of goods for 2002 were derived from the distribution of Gateway Manufacturing products, personnel and rental costs for distribution of Gateway Manufacturing products, personnel costs from providing integrated technical solutions under the Support Services Agreement and other expenses that were directly related to our business process outsourcing services, inclusive of personnel, technology and outside vendor agreements. In 2001 and 2000, we were primarily focused on selling procurement software and being an application service provider but we never achieved meaningful sales of the products that were under development. Therefore there was no cost of revenue associated with such products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee-related costs, such as salaries of administrative and support personnel, benefits and commissions, promotional and advertising expenses, insurance premiums and costs relating to certain other outside services.

The increase in selling, general and administrative expenses to $11.2 million for 2002 from $3.8 million in 2001 was due primarily to the significant increase in headcount arising from our change in business model following the acquisition of substantially all of the assets of NetCel360 and significant growth of our business following such acquisition. Being a business process outsource services provider, supporting significantly higher revenues, had significantly higher staffing requirements than software development. We also incurred higher costs associated with being a public company after losing our small business issuer designation. Furthermore, there were increased costs resulting from our contesting the delisting of our common stock from the Nasdaq National Market. The increase in selling, general and administration expenses from $0.7 million in 2000 to $3.8 million in 2001 was attributable to our growth that year and the acquisition costs related to the acquisition of OTT, which was acquired in 2001.

Research and Development Expenses

Research and development expenses consist primarily of employee-related costs and operating expenses associated with the operation of our research and development facility in Los Angeles. During 2002, we incurred research and development expenses of $2.3 million in connection with the development of our procurement software and the technologies acquired from OTT. A significant majority of these expenses were incurred in the first half of 2002, before we decided to discontinue the development of such procurement software and OTT technologies due to the slow rate of customer acceptance, the need for additional functionalities, uncertainty as to whether we would be able to develop a commercially viable product and uncertainty as to whether there would be market acceptance of such product. As a result of the termination of these lines of business, our research and development expenses were significantly less than in 2001 and 2000, when they were $6.2 million and $3.5 million, respectively. As technical feasibility of products under development was unproven, costs could not be capitalized and were expensed as incurred in 2002, 2001 and 2000.

Non-cash Stock-based Compensation

Non-cash stock-based compensation is related to the issuance of stock options to employees with an exercise price below the fair market value of the underlying stock at the date of measurement. The decrease to $3.1 million in 2002 from $17.7 million in 2001, a difference of $14.6 million (82%), was due to the cancellation of 1,981,968 stock options of employees that left the employment of Vsource before their vesting period had fully expired, which was partially offset by the issuance of 19,700,499 new options at an exercise price below fair market value at the date of grant, which had a corresponding charge of $2.2 million in 2002. The increase to $17.7 million in 2001 from $0.4 million in 2000 was due to the employment of a substantial number of new employees during 2001, most of whom were granted options with exercise prices below the fair market value on the date of measurement.

Impairment of Long-lived Assets

We incurred a loss on impairment of goodwill of $4.1 million pertaining to the acquisition of OTT in 2002. No impairment of goodwill was incurred for 2001. After our management elected in 2002 to slow down the development of technologies acquired from OTT, we evaluated the long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. We determined that goodwill did not continue to represent the value originally attributed to these assets. As a result, the assets were reduced to their net realizable value of $0. We took a $2.2 million charge in the first quarter of 2002 in connection with the decision to slow down the development of the technologies acquired from OTT. In the second quarter of 2002, we took another charge of $1.9 million for the remaining balance, as management then decided to completely discontinue the development of the technologies due to uncertainty as to whether we would be able to develop a commercially viable product and uncertainty as to whether there would be market acceptance of such product.

Interest Expense

Interest expense increased to $694,000 in 2002 from $12,000 in 2001. This was primarily due to the interest accruing on the convertible debt instruments in the principal amount of $15.4 million issued or assumed during 2002, which carried interest rates ranging between 5% and 10% per annum.

Non-cash Beneficial Conversion Feature Expense

We recognized a $2.8 million non-cash expense relating to our bridge loan, Series A convertible notes, Series B exchangeable notes and warrants issued in conjunction with the Series B exchangeable notes, upon issuance. The expense, which arose from a beneficial conversion feature resulting from the fact that such convertible securities could be converted into our common stock at an amount below its market price on the commitment date of the securities, was recognized in accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”.

Extraordinary Item—Loss on Extinguishment of Debt

We recognized a loss on extinguishment of debt of $0.3 million, which resulted from the repayment of our Series B exchangeable notes on December 28, 2001. The resulting loss was accounted for as an extraordinary item in accordance with Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt”.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $4.8 million as of January 31, 2002, as compared to $5.4 million as of January 31, 2001 and $60,000 as of January 31, 2000. As of January 31, 2002, we had working capital of $3.0 million, long-term debt of $7.5 million and shareholders’ deficit of $3.4 million. To date, we have financed our operations primarily through preferred stock financings and issuances of debt, and beginning in the fourth quarter of 2002, we generated cash from operating activities. During 2002, we also received a $3 million advance from Gateway under the Support Services Agreement, which will be used to offset outstanding accounts receivable from Gateway at a monthly rate from May 2002 through October 2004.

Net cash used in operating activities was $5.8 million in 2002, $9.6 million in 2001 and $2.9 million in 2000. Net cash used in operating activities in 2002 consisted primarily of $20.4 million net loss, offset by non-cash charges of $14.1 million primarily related to depreciation and amortization, the write-off of goodwill and stock based compensation and beneficial conversion feature charges. Net cash used in 2001 consisted primarily of $27.6 million net loss, offset by non-cash charges of $17.9 million primarily related to stock based compensation and beneficial conversation feature charges. Net cash used in operating activities in 2000 consisted primarily of $5.5 million net loss, offset by a non-cash charge of $2.4 million.

Net cash used in investing activities was $0.8 million in 2002, $1.2 million in 2001 and $0.3 million in 2000. Net cash used in investing activities for 2002 was primarily related to the acquisition of property and equipment and the acquisition of the assets of NetCel360, net of cash acquired. In 2001, net cash used in investing activities was related to the acquisition of fixed assets and the acquisition of OTT, less cash acquired. In 2000, net cash used in investing activities was primarily related to the acquisition of fixed assets.

Net cash provided by financing activities was $5.9 million in 2002, $11.0 million in 2001 and $8.3 million in 2000. Net cash provided by financing activities in 2002 came from the sale of $3.3 million in principal amount of Series A convertible notes for cash, the sale of $4.3 million in principal amount of Series B exchangeable notes for cash, and the sale of $2.9 million in principal amount of Series B-1 exchangeable notes, offset by repayment of $4.5 million in principal and accrued interest of the Series B exchangeable notes.

As of January 31, 2002, the only significant contractual obligations or commercial commitments outstanding consisted of:

•
our facility future minimum lease commitments totaling $1.2 million, of which $978,000 will be paid out in 2003, $143,000 in 2004 and $37,000 thereafter. (See Note 8 to the Notes to the Consolidated Financial Statements for further details.); and

•
two vendor contracts to service our obligation under the Support Services Agreement, which require us to pay minimum aggregate fees of $1.24 million during the period from November 1, 2001 to October 31, 2002 for services rendered under such contracts.

We have no other off-balance sheet arrangement that could significantly reduce our liquidity. Beginning in the fourth quarter of 2002, we generated cash from operating activities, but because our operating results may fluctuate significantly as a result of decrease in customer demand, we may not be able to sustain positive cash flow from operations and we may need to implement cost and cash conservation measures. Our management believes that we have adequate funding to continue in operation through January 31, 2003. Therefore, we have prepared our accounts on a going concern basis. We believe that we may need to raise additional cash funding in order to continue operations during the next fiscal year ending January 31, 2004. We are in negotiations with investors for additional cash funding. There is, however, no assurance that we will be successful in obtaining this additional capital. Numerous factors could affect our operating results including, but not limited to, general economic conditions, competition and changing technologies. A change in any of these factors could have an adverse effect on our consolidated financial position, results of operations, anticipated cash flows and ability to raise additional capital.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“SFAS 141” and “SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. Adoption of SFAS No. 141 did not have an impact on our financial position and results of operations.

SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill and indefinite-lived intangibles will be tested annually and whenever events or circumstances occur indicating that they might be impaired. Goodwill is tested for impairment employing a two-step method. First the fair value of the reporting unit is compared to its carrying amount. If the fair value is less than the carrying amount, the impairment is measured as the excess of recorded goodwill over its implied fair value. Indefinite-lived intangibles are tested for impairment by comparing the carrying amount to the fair value. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30,2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. We adopted SFAS 142 on February 1, 2002, the beginning of 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, “Reporting the Results of Operations—

Reporting the Effects of Disposal of a Division of a Business.” SFAS No. 144 develops an accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value, less the cost to sell the assets. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not expect the provisions of SFAS No. 144 to have a significant impact on our financial position or operating results following its adoption on February 1, 2002.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents. While we are exposed with respect to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on our cash and cash equivalents. We invest in high quality credit issuers and, by policy, limit the amount of our credit exposure to any one issuer. As stated in our policy, our first priority is to reduce the risk of principal loss. Consequently, we seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to be low risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

Cash equivalents are highly liquid debt instruments with original maturities of three months or less. As of January 31, 2002, the carrying value of cash equivalents approximated fair value due to their short maturities.

Foreign Currency Risk

As a business that derives all of its revenues from operations in the Asia-Pacific region, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could seriously harm our financial results. Substantially all of our revenues are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our services more expensive and therefore reduce the demand for our services. Reduced demand for our services could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

We incur expenses in foreign currencies, principally Malaysian Ringgit and Japanese Yen. Our Japanese Yen- and Malaysian Ringgit-denominated expenses represented approximately 32% and 21%, respectively, of our total cash expenses in the fourth quarter of 2002. The Malaysian Ringgit currently has a fixed exchange rate to the U.S. dollar and there is no exchange exposure at present although there is no assurance that such fixed exchange rate will be maintained in the future.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

The Board of Directors and Shareholders of
Vsource, Inc.

In our opinion, the accompanying consolidated balance sheet as of January 31, 2002 and the consolidated statements of operations and shareholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Vsource, Inc. and it subsidiaries at January 31, 2002, and the results of its operations and cash flows for the year ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/S/    PRICEWATERHOUSECOOPERS
PricewaterhouseCoopers
Hong Kong
April 1, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Vsource, Inc.

We have audited the accompanying consolidated balance sheet of Vsource, Inc. (a Delaware corporation) and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the 2001 financial statements, the Company has sustained substantial losses from operations since inception, has used, rather than provided, cash from operations and has an accumulated deficit of approximately $52 million. Continued losses are projected for the next fiscal year. At present, the Company has no proven plan for generation of material revenue. These factors, and others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management’s plans in regard to these matters are also described in Note 2 of the 2001 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/    GRANT THORNTON LLP
Los Angeles, California
April 13, 2001 (except for Note 10,
as to which the date is
September 24, 2001.)

VSOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2002	2001
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,753	$5,360
Restricted cash	61	48
Accounts receivable, net	2,886	4
Notes receivable-related parties	—	150
Prepaid expenses	597	104
Other current assets	910	—

Total current assets	9,207	5,666
Property and equipment, net	7,232	932
Goodwill, net	—	4,593
Notes receivable-related parties	—	50
Other assets	—	20

Total Assets	$16,439	$11,261

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,706	$599
Accrued expenses	3,610	312
Advance from customers—current	906	—

Total current liabilities	6,222	911
Convertible Notes Payable	7,497	—
Discount on convertible notes	(7,232)	—
Advances from customer—non current	2,100	—

Total long term liabilities	2,365	—

Commitments and contingencies (Note 8)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2002	2001
	(in thousands, except per share data)
Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 2,900,000 shares authorized; 1,703,741 and 2,437,354 shares issued and outstanding as of January 31, 2002 and 2001, respectively) (Aggregate liquidation value is $4,259 and $6,093 as of January 31, 2002 and 2001, respectively)	4,151	5,985
Preferred stock Series 2-A ($0.01 par value, 2,100,000 shares authorized; 1,174,669 and 1,375,917 shares issued and outstanding as of January 31, 2002 and 2001, respectively) (Aggregate liquidation value is $7,530 and $8,820 as of January 31, 2002 and 2001, respectively)	7,072	8,244

Total preferred stock	11,223	14,229

Shareholders’ Deficit:
Common stock ($0.01 par value, 500,000,000 shares authorized; 33,051,704 and 17,938,912 shares issued and outstanding as of January 31, 2002 and 2001, respectively)	330	179
Additional paid-in-capital	71,392	54,074
Deferred stock based compensation	(831)	(5,805)
Accumulated deficit	(74,439)	(51,900)
Other comprehensive income	177	—
Less: Notes receivable from sale of stock	—	(427)

Total shareholders’ deficit	(3,371)	(3,879)

Total liabilities, preferred stock and shareholders’ deficit	$16,439	$11,261

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenue	$12,712	$35	$4

Cost and Expenses:
Cost of revenue	8,790	—	—
Selling, general and administrative expenses	11,171	3,853	743
Research and development expenses	2,269	6,222	3,459
Amortization of stock-based compensation	3,116	17,703	424
Impairment of long-lived assets	4,079	—	527

Total costs and expenses	29,425	27,778	5,153

Operating loss	(16,713)	(27,743)	(5,149)
Interest income	127	156	15
Interest expense	(694)	(12)	(39)
Non-cash beneficial conversion feature expense	(2,824)	—	(350)

Loss before extraordinary item	(20,104)	(27,599)	(5,523)
Extraordinary item—loss on extinguishment of debt	(340)	—	—

Net loss	$(20,444)	$(27,599)	$(5,523)

Net loss available to common shareholders (Note 2)	$(22,539)	$(42,095)	$(5,523)

Basic and diluted weighted average number of common shares outstanding	21,599	16,021	13,932

Basic and diluted net loss per share available to common shareholders:
Loss before extraordinary item	$(1.03)	$(2.63)	$(0.40)
Extraordinary item	(0.01)	—	—

Net Loss	$(1.04)	$(2.63)	$(0.40)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Shares		Additional Paid-in-Capital	Deferred Stock Based Compensation	Notes Receivable	Accumulated Deficit	Other Comprehensive Income	Total Shareholders’ Deficit
	Stock	Amount
	(in thousands, except for shares data)
Balance at January 31, 1999	11,401,492	$114	$4,297	—	—	$(4,282)	—	$129
Issuance of common stock, net of issuance costs	1,495,213	15	2,125					2,140
Issuance of common stock upon conversion of demand notes	2,210,201	22	949					971
Issuance of common stock for services	64,165	1	112					113
Granting of common stock options for services			2,124	(1,781)				343
Issuance of warrants—related party			435					435
Beneficial conversion feature			350					350
Modification in terms of stock options			81					81
Exercise of stock options	636,100	6	173		(179)			—
Net loss						(5,523)		(5,523)

Balance at January 31, 2000	15,807,171	$158	$10,646	$(1,781)	$(179)	$(9,805)	—	$(961)
Issuance of notes related to issuance of stock					(248)			(248)
Conversion of preferred stock	661,057	7	2,805					2,812
Acquisition of OTT	1,089,389	11	4,047					4,058
Issuance of common stock upon conversion of demand notes	65,654	—	164					164
Deemed non-cash dividend and beneficial conversion feature			14,496			(14,496)		—
Compensation related to:
options granted for services			11,943	(6,684)				5,259
warrants issued for services			10,966					10,966
Issuance of stock for services	8,250	—	319					319
Expired and forfeited options			(2,660)	2,660				—
Exercise of stock options	209,334	2	1,349					1,351
Exercise of warrants	98,057	1	(1)					—
Net loss						(27,599)	—	(27,599)

Balance at January 31, 2001	17,938,912	$179	$54,074	$(5,805)	$(427)	$(51,900)	—	$(3,879)
Net loss						(20,444)		(20,444)
Comprehensive loss							177	177

								(20,267)

Deemed non-cash dividend and beneficial conversion feature			2,095			(2,095)		—
Conversion of preferred stock	915,360	9	2,990					2,999
Issuance of common stock on:
Acquisition of NetCel360	2,774,213	28	984					1,012
Acquisition of Domain name	15,000	—	4					4
Bridge loan conversion	11,620,310	116	2,208					2,324
Compensation related to:
Options granted for services			2,879	202				3,081
Options granted under Restricted Stock Purchase Plan			666	(35)				631
Expired and forfeited options			(4,807)	4,807				—
Exercise of warrants	87,909	1	(1)					—
Return of shares related to notes receivable-shareholder	(300,000)	(3)	(96)		427			328
Beneficial conversion feature on convertible debt			11,408					11,408
Issuance of warrants with convertible notes			1,964					1,964
Beneficial conversion feature on extinguishment of convertible debt			(2,976)					(2,976)

Balance at January 31, 2002	33,051,704	$330	$71,392	$(831)	$—	$(74,439)	$177	$(3,371)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(20,444)	$(27,599)	$(5,523)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,379	150	437
Loss on disposal of property and equipment	768	—	—
Impairment of long-lived assets	4,079	—	527
Compensation expense on stock options granted	3,116	4,644	424
Compensation expense on warrants issued	—	10,966	—
Services paid with equity	—	2,093	548
Amortization of beneficial conversion feature on convertible debt	2,824	—	350
Loss on extinguishment of debt	340	—	—
Write-off of notes receivable	579	—	—
Others	(26)	—	75
Changes in assets and liabilities:
Restricted cash	(14)	36	(83)
Accounts receivable	(2,364)	—	3
Prepaid expenses	(446)	(103)	—
Other current assets	(483)	—	—
Accounts payable	(306)	140	198
Accrued expenses	1,153	116	98
Advance from customers	3,006	—	—

Net cash used in operating activities	(5,839)	(9,557)	(2,946)
Cash flows from investing activities:
Purchase of property and equipment	(777)	(690)	(240)
Proceeds from sale of property and equipment	44	—	—
Advances to related parties	—	(91)	(42)
Costs relating to purchase of acquired companies, net of cash amounts acquired	(106)	(407)	—

Net cash used in investing activities	(839)	(1,188)	(282)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	191	2,140
Proceeds from issuance of preferred stock	—	10,790	6,002
Proceeds from convertible notes	10,387	—	150
Repayment of convertible notes	(4,251)	—	—
Repayment of borrowings	(200)	—	—

Net cash provided by financing activities	5,936	10,981	8,292
Effect of exchange rates	135	—	—

Net (decrease) increase in cash and cash equivalents	(607)	236	5,064
Cash at beginning of period	5,360	5,124	60

Cash at end of period	$4,753	$5,360	$5,124

Supplemental cash flow information
Cash paid for interest	$304	$—	$—
Cash paid for income taxes	6	2	2

Non-cash financing and investing activities
Conversion of debt to equity	2,324	6,002	997
Common stock issued to purchase of acquired companies	1,012	4,058	—
Beneficial conversion feature of
Bridge loan	1,913	—	—
Convertible notes	9,496	—	—
Issuance of warrants with the convertible notes	1,964	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY

Vsource, Inc. (“Vsource” or the “Company”) was incorporated in Nevada in October 1980 and was reincorporated in the state of Delaware in November 2000. The Company is a provider of business process outsourcing services to companies operating in and across the Asia-Pacific region. The Company offers sophisticated outsourcing systems and solutions, along with supporting professional services and technologies, to enable its clients to outsource technical, administrative and sales functions.

The Company’s service offerings include:

•	Integrated technical service solutions, including comprehensive warranty and after-sales service and support;

•	Payroll and claims solutions;

•	Sales solutions; and

•	Stand-alone outsourcing solutions including customer relationship management, supply chain management and general financial administration.

The Company supports clients’ operations in most major countries across the Asia-Pacific region, including Australia, China, Japan, Hong Kong, Korea, Malaysia, New Zealand, Singapore, Thailand and the Philippines, from shared service centers located in Kuala Lumpur, Malaysia and Osaka, Japan.

Future Funding

The Company had an accumulated deficit of approximately $74.4 million as of January 31, 2002 that has been funded primarily through issuances of debt and equity securities. In 2002, the Company used net cash of $5.8 million in operating activities and $0.8 million in investing activities and obtained net cash from financing activities of $5.9 million giving rise to a decrease in cash of $0.6 million. The Company has also sustained operating and cash losses since inception. While the Company had positive cash flows for the last quarter of 2002, there is no assurance that this will continue.

As of January 31, 2002, the Company had cash and cash equivalents of $4.7 million. The Company had convertible notes of $7.5 million due June 30, 2002 and had a customer advance of $3.0 million from Gateway. The Company is in negotiations with investors for additional cash funding. There is, however, no assurance that the Company will be successful in obtaining this additional funding.

Management believes that the Company has adequate funding for it to continue in operation through January 31, 2003. Therefore, the Company has prepared its accounts on a going concern basis. In order to continue operations through January 31, 2003 on the basis of current funding, the Company may need to implement cost and cash conservation measures. Management believes that the Company may need to raise additional cash funding, as discussed above, in order to continue operations during the fiscal year ending January 31, 2004.

Risks and Uncertainties

The Company is heavily reliant on one customer, Gateway. Revenues from its support services agreement with Gateway accounted for approximately 67% of the Company’s total revenues for 2002. The Company has contracted with Gateway to provide support services for Gateway’s warranty obligations to its installed base of end users. Revenues from this agreement are set to decline significantly over the next two years in accordance with its terms, as the installed base of end users who will be covered by Gateway’s warranties drops over time. The Company expects that such drop will be significant and can have a material impact on its revenue. The Company believes that it can successfully reduce costs related to the services provided to Gateway in line with

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fall in the corresponding revenues over the next two years. In connection with providing services to Gateway, the Company acquired significant inventory of spare parts from Gateway, to be used to fulfill the Company’s service obligations, for a nominal amount.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company’s fiscal year ends on January 31. Unless otherwise indicated, all references to years relate to fiscal years rather than calendar years.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the Company’s accounts and the accounts of its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year consolidated financial statement balances have been reclassified to conform to the 2002 presentation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts revenues and expenses during the reporting period. Actual results could differ from estimates and assumptions made.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that the concentration of credit risk in accounts receivable is substantially mitigated by the Company’s credit evaluation process and the high level of creditworthiness of its customers. The Company performs ongoing credit evaluations of its customers and sets conditions and limits the amount of credit extended when deemed necessary. The Company generally does not require collateral from its customers. As of January 31, 2002, one customer, Gateway, accounted for 84% of accounts receivable. As of January 31, 2001, one customer accounted for more than 76% of accounts receivable. In addition, as of January 31, 2002, the Company had received a customer advance of $3.0 million from Gateway.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using average exchange rates for the period. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in the results of operations for those operations whose functional currency is the U.S. dollar, and as a separate component of stockholders’ equity for those operations whose functional currency is the local currency.

Cash and Cash Equivalents

Cash consists of cash on hand and amounts deposited with high quality financial institutions. Cash equivalents are highly liquid debt instruments with maturities of three months or less as of the date of purchase.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventory

Inventories are valued at the lower of cost or market value. Cost is determined using LIFO (last-in, first-out) method.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer hardware	2-5 years
Computer software	5 years
Office equipment, furniture and fixtures	5 years
Motor vehicle	3 years

Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for 2002, 2001 and 2000 was $1.85 million, $149,575 and $40,275, respectively.

The Company recorded $768,256 for loss on disposal of property and equipment for 2002 when the Company closed its Washington facilities and disposed of its assets in its Ventura and Los Angeles facilities.

Impairment on Long-lived Assets

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

Intangible Assets

Intangible assets, principally goodwill, are amortized on the straight-line method over their estimated useful lives of three years. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired. The Company regularly assesses the carrying amounts of intangible assets for impairment when operating profit (loss) from the related business indicates the carrying amounts of the assets may not be recoverable. Carrying values are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of intangible assets may not be recoverable. Amortization for 2002, 2001 and 2000 was $529,846, $881 and $396,396, respectively.

As part of the acquisition of OTT, the Company recorded goodwill of $4.6 million, and was amortizing it over three years. For the year ended January 31, 2002, the Company determined in accordance with the above, that the goodwill did not continue to carry the value originally anticipated. As a result, the assets have been fully reduced to $0 and the Company recorded $4.1 million as an impairment of goodwill.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advance from Customers

Customer prepayments are deferred (classified as a liability) and recognized over future periods based on customer-dictated terms of settlement against outstanding accounts receivable. The Company received a $3.0 million advance from Gateway under a support services agreement (described above in note 1—Risks and Uncertainties), which will be used to offset outstanding accounts receivable from Gateway at a monthly rate from May 2002 through October 2004.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is probable or reasonably assured.

Reseller Agreements

Revenues from reseller agreements are recognized when products are shipped to customers in accordance with the above criteria. Shipping and handling costs are included in cost of goods sold.The Company has recognized revenue as the amount invoiced to customers under the guidance of EITF 99-19 “Reporting Revenue Gross as a Principal versus net as an Agent”, because the Company is responsible for fulfillment, including taking and accepting orders, the Company sets the price of the products to the ultimate customers, and the Company bears inventory and credit risk.

Support Services Agreements

The Company provides support services throughout the Asia-Pacific region on behalf of customers. These services include call center operations, repair work for products covered by the manufacturer’s original warranty and helpdesk functions. Under these contracts, the Company generally receives specified monthly fees (“Fixed Revenues”) over the terms of the contracts, which are based on a specified number of support transactions in a specified period of time (“Fixed Transactions”). For each support transaction performed by the Company (“Incremental Transaction”) in excess of the Fixed Transactions for a specified period, additional fees are payable by customers, based on a predetermined fee for each Incremental Transaction (“Variable Revenues”). Fixed Revenues are recognized on an accruals basis, as payments fall due. Variable Revenues are recognized as Incremental Transactions are performed.

Other Business Process Outsourcing Agreements

The Company accounts for revenues under its other business process outsourcing agreements with its clients under the guidance of SAB No.101 and also EITF 00-3 and 00-21. This type of agreement generally has two main revenue sources: set-up fees during the implementation period when the Company performs set-up procedures to facilitate delivery of its services and subsequent monthly charges for use of these services.

The Company defers and recognizes set-up fees from this type of agreement on a straight-line basis over the initial term of the contract or the expected period during which the specified services will be performed, with costs related to implementation being deferred and recognized on the same basis. Monthly transaction fees under this type of agreement are accounted for separately and are recognized on a monthly basis.

Research and development

Research and development expenditures are charged to operations as incurred, until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the Company’s software has not been available for general release concurrent with technological feasibility, and accordingly, no development costs have been capitalized.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for 2002, 2001 and 2000 were $99,681, $939,576 and $245,680, respectively.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles in the United States are included in comprehensive income (loss) but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholder’s equity, net of tax. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), which allows companies to continue to recognize compensation expense pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, but requires companies to disclose the effect on earnings of compensation expense for stock options based on the fair value of the options at the grant date. Accordingly, employee compensation cost for stock options is measured as the excess of the fair market value over the exercise price at the measurement date.

Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrant to purchase common stock as computed using the treasury stock method. Because the Company had a net loss in each of 2002, 2001 and 2000, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

The following table is a calculation of basic and diluted loss per share (in thousands):

	For the Year Ended January 31,
	2002	2001	2000
Net loss	$(20,444)	$(27,599)	$(5,523)
Less—deemed non-cash dividend to preferred shareholders	(2,095)	(14,496)	—

Basic loss available to common shareholders	$(22,539)	$(42,095)	$(5,523)

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2002, there were potential shares of common stock outstanding of 107.2 million shares with a weighted average price of $0.31 per share. These shares were not considered in calculating diluted net loss per share, because their effect was anti-dilutive.

Segment Data

The Company reports segment data based on the management approach which designates the internal reporting that is used by the Company for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued FASB Statements Nos. 141 and 142 (“SFAS 141” and “SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets.” SFAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. Adoption of SFAS No. 141 did not have an impact on the Company’s financial position and results of operations.

SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill and indefinite-lived intangibles will be tested annually and whenever events or circumstances occur indicating that they might be impaired. Goodwill is tested for impairment employing a two-step method. First the fair value of the reporting unit is compared to its carrying amount. If the fair value is less than the carrying amount, the impairment is measured as the excess of recorded goodwill over its implied fair value. Indefinite-lived intangibles are tested for impairment by comparing the carrying amount to the fair value. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. The Company adopted SFAS 142 on February 1, 2002, the beginning of 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Division of a Business.” SFAS No. 144 develops an accounting model for long-lived assets that are to be disposed of by sale and requires the measurement to be at the lower of book value or fair value, less the cost to sell the assets. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company does not expect the provisions of SFAS No. 144 to have a significant impact on its financial position or operating results following its adoption on February 1, 2002.

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, current notes receivable, accounts payable and current notes payable approximate fair value due to their short maturities.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    CONSOLIDATED BALANCE SHEETS DETAILS

	January 31,
	2002	2001
	(in thousands)
Accounts receivable:
Trade accounts receivable	$2,993	$4
Allowance for doubtful accounts	(107)	—

	$2,886	$4

Other current assets:
Deferred costs	$282	$—
Deposits	429	—
Other receivables	199	—

	$910	$—

Property and equipment:
Computer hardware	$3,119	$778
Computer software	3,800	129
Office equipment, furniture and fixtures	759	103
Leasehold improvements	1,218	89
Motor vehicle	15	—

	8,911	1,099
Accumulated depreciation	(1,679)	(167)

	$7,232	$932

Accrued expenses:
Staff accruals	$958	$280
Accrued interest	308	—
Accrual for subcontract costs	1,144	—
Accrual for holdback shares	297	—
Deferred revenue	308	—
Other accruals	595	32

	$3,610	$312

5.    NOTES RECEIVABLE—RELATED PARTY

The Company had unsecured notes receivable from the following former and current executive officers and directors: Robert McShirley, Richard McShirley, Samuel Bradt, P. Scott Turner, and Sandford T. Waddell as at January 31, 2001.

Certain of these notes, with an aggregate principal amount of $178,798, were issued to the Company in connection with the exercise of 636,100 stock options in May 1999 by Robert McShirley, Richard McShirley and Mr. Bradt, each of whom resigned from the Company in February or March 2001. These notes, bearing interest at a rate of 6% per annum, were due on demand. During 2002, the unsecured notes of Richard McShirley and Mr. Bradt of $110,634, were written off, and the unsecured note of Robert McShirley was cancelled by the Company as part of the arrangement described below whereby Robert McShirley transferred 300,000 shares of common stock to the Company.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional notes, with an principal amount of $124,000 each, were issued to the Company in September 2000 in connection with the issuance of 19,501 shares of Series 2-A Convertible Preferred Stock to each of Mr. Waddell, the Company’s former Chief Financial Officer, and Mr. Turner, the Company’s former Chief Operating Officer. These notes were secured by the shares of related stock and, when originally issued, bore interest at an annual rate of 8%. The total outstanding principal balance of Mr. Waddell’s note at January 31, 2001, was $124,000, and the total outstanding principal balance of Mr. Turner’s note at January 31, 2001, was $124,000.

On March 8, 2001, in connection with Mr. Turner’s resignation, the terms of Mr. Turner’s note were revised to change the maturity date from September 18, 2003 to 90 days from his last day of employment with the Company and to limit the Company’s recourse solely to the shares of Series 2-A Convertible Preferred Stock and related warrants securing Mr. Turner’s obligations under his note. The average price per share of the Company’s common stock on March 8, 2001 was $1.53. The balance of Mr. Turner’s note on March 8, 2001 was $124,000. In addition, this note was combined with another note in principal amount of $50,000 representing amounts borrowed from the Company in October 2000 and originally subject to a two-year promissory note due on October 12, 2002, also bearing interest at a rate of 8% per annum. On June 28, 2001, the Company demanded payment in full of the combined note (which then had a balance of $174,000), and thereafter exercised its rights against the collateral securing Mr. Turner’s obligations and took possession of the Series 2-A Convertible Preferred Stock and warrants which secured the note. The average price per share of the Company’s common stock on June 28, 2001 was $0.37. The Company believed its only effective recourse was to take the collateral. The Company expensed $177,038 including accrued interest for the loss on taking possession of the collateral and there was no remaining balance on the combined note of Mr. Turner.

On July 6, 2001, the terms of Mr. Waddell’s note were revised to change the maturity date from September 18, 2003, to July 6, 2002, and to limit the Company’s recourse solely to the shares of Series 2-A Convertible Preferred Stock securing Mr. Waddell’s obligations under his note. The average price per share of the Company’s common stock on July 6, 2001 was $0.33. The balance of Mr. Waddell’s note on July 6, 2001 was $124,000. The outstanding balance of Mr. Waddell’s note of $124,000 was written off on August 1, 2001 pursuant to an agreement under which the Company waived its right to exercise its rights against the collateral securing Mr. Waddell’s obligations and instead cancelled Mr. Waddell’s grant of 125,000 non-qualified employee options as of August 1, 2001. The average price per share of the Company’s common stock on August 1, 2001 was $0.21.

In October 2000, Robert McShirley borrowed $400,000 from the Company in exchange for a secured 90-day promissory note bearing interest at a rate of 8% per annum and due on January 9, 2001. The note from Mr. McShirley was secured by 300,000 shares of the Company’s common stock held by Mr. McShirley. The Company’s sole recourse was to such shares. In October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving an outstanding balance of $150,000. On January 30, 2001, the Board of Directors of the Company approved an extension of this note for 90 days. On March 8, 2001, in connection with Mr. McShirley’s resignation, the terms of the note were extended to August 27, 2001, and all notes issued to the Company by Mr. McShirley were collectively secured by 300,000 shares of common stock held by Mr. McShirley, with the Company’s recourse limited solely to such shares. The average price per share of the Company’s common stock on March 8, 2001 was $1.53. Effective July 31, 2001, Mr. McShirley transferred such 300,000 shares of common stock to the Company, which cancelled this note and a note in the principal amount of $68,164 and expensed $138,332 including accrued interest on the loss on cancellation of the note. There was no remaining balance on the notes receivable from Mr. McShirley. The average price per share of the Company’s common stock on July 31, 2001 was $0.33.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    CONVERTIBLE NOTES PAYABLE

Bridge Loan Financing

In connection with the acquisition of NetCel360 Holdings Limited (the “Acquisition”), the Company assumed approximately $3.7 million of bridge financing (the “Bridge Loan”) of NetCel360. Phillip Kelly and Dennis Smith, the founders of NetCel360, together held approximately $2.66 million in principal amount of the Bridge Loan. Subsequent to the Acquisition, Mr. Kelly became co-chairman and chief executive officer, and Mr. Smith, vice-chairman, chief financial officer and chief strategy officer, of the Company. Asia Internet Investment Group I, L.P. (“AIIG”), an investment fund that held approximately 2.8% of NetCel360, held approximately $294,000 in principal amount of the Bridge Loan. I. Steven Edelson, the Acting Chairman of the Board of Directors and acting chief executive officer of the Company at the time of the Acquisition, and Nathaniel Kramer, a director of the Company, are two of the managers of the general partner of AIIG. Prior to the Acquisition, other funds managed by Messrs. Edelson and Kramer beneficially owned in the aggregate approximately 3.5% of the Company, and funds managed by Mr. Edelson but not Mr. Kramer beneficially owned approximately an additional 0.47% of the Company.

Approximately $1.26 million in principal (plus accrued interest) under the Bridge Loan held by Mr. Kelly, Mr. Smith and AIIG was converted into Series A convertible promissory notes (the “Series A Convertible Notes”) of the Company pursuant to a Convertible Note Purchase Agreement dated June 25, 2001 (the “Convertible Note Purchase Agreement”) (as described below). In addition, $200,000 in principal (plus accrued interest) under the Bridge Loan held by Mr. Kelly was repaid in cash. The remaining $2.25 million of principal amount under the Bridge Loan became due for repayment on December 31, 2001, bearing interest at the rate of 5% per annum. Under the terms of the Convertible Note Purchase Agreement, the Company was granted the right to repay the Bridge Loan by delivering shares of the Company’s common stock at a conversion price of $0.20 per share.

On December 18, 2001 the Company repaid the Bridge Loan by delivering 11,620,310 shares of the Company’s common stock to the holders of the Bridge Loan. As of January 31, 2002, there was no amount outstanding under the Bridge Loan.

A deemed discount existed at the date of issue of the Bridge Loan, due to the resultant beneficial conversion options. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $1.9 million for the fair value assigned to the convertible feature is being amortized over the period from May 24, 2001 to December 18, 2001.

Series A Convertible Notes

Under the Convertible Note Purchase Agreement, the Company issued a total of $4.56 million in principal amount of Series A Convertible Notes, consisting of $3.3 million of new funding and approximately $1.26 million of principal and accrued interest converted from the Bridge Loan (see above). Of this amount, $2.0 million in principal is held by executive officers of the Company, and the remainder is held by affiliates of the Company. The Series A Convertible Notes bear interest at 10.0% per annum and mature, unless otherwise paid or discharged, on June 30, 2003. The Series A Convertible Notes are convertible, at the holder’s option, into a number of shares of the Company’s Series 3-A Convertible Preferred Stock equal to the outstanding principal and accrued interest of the Series A Convertible Notes divided by $60. The Series 3-A Convertible Preferred Stock will be junior to the Company’s outstanding Series 1-A and Series 2-A Convertible Preferred Stock in liquidation preference.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A deemed discount existed at the date of issue of the Series A Convertible Notes, due to the resultant beneficial conversion options. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $4.5 million for the fair value assigned to the beneficial conversion option of the Series A Convertible Notes is being amortized over the period from June 25, 2001 to June 30, 2003.

Series B Exchangeable Notes

On July 12, 2001, the Company issued approximately $4.25 million of principal amount of exchangeable promissory notes (the “Series B Exchangeable Notes”) pursuant to an Exchangeable Note and Warrant Purchase Agreement (the “Series B Exchangeable Note Agreement”). Of this amount, $1.4 million in principal was held by officers of the Company. The Notes were repaid during the year ended January 31, 2002. The Series B Exchangeable Notes bear interest at 10% per annum and mature, unless otherwise paid or discharged, on June 30, 2003. Proceeds from the Series B Exchangeable Notes were used for the sole purpose of posting a deposit (the “Deposit”) with a commercial bank to support a letter of credit (the “Letter of Credit”) for the benefit of Gateway Manufacturing under the Reseller Agreement, to otherwise provide certain types of credit support for the benefit of Gateway Manufacturing under the Reseller Agreement or to pay fees and expenses relating to the Series B Exchangeable Notes and warrants, the letter of credit for Gateway Manufacturing or other credit support. The terms of the Series B Exchangeable Note Agreement required the Company to repay the Notes if among other things the proceeds from the sale of the Series B Exchangeable Notes and warrants were no longer needed for credit support under the Reseller Agreement (including if the Deposit was no longer required as a result of the termination or expiration of the Reseller Agreement). The Reseller Agreement was terminated as of November 1, 2001. Upon payment in full of all remaining accounts payable owed by the Company to Gateway Manufacturing under the Reseller Agreement, the Letter of Credit was terminated on December 27, 2001, permitting the release of the Deposit and repayment of principal and interest to holders of the Notes. As of January 31, 2002, there were no amounts outstanding under the Series B Exchangeable Notes.

A deemed discount existed at the date of issue of Series B Exchangeable Notes, due to both the fair value of attached warrants and the resultant beneficial conversion options. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $1.3 million for the fair value assigned to the warrants and the deemed discount due to the beneficial conversion option of $2.7 million are being amortized over the period from July 12, 2001 to June 30, 2003. The fair value of the warrants was determined using the Black Scholes pricing model using the following assumptions: a 5-year expected life, volatility factor of 160%, risk free rate of 6.15%, and no expected dividend yield.

Series B-1 Exchangeable Notes

On January 31, 2002, the Company issued approximately $2.94 million of principal amount of exchangeable promissory notes (the “Series B-1 Exchangeable Note”) pursuant to an Exchangeable Note and Warrant Purchase Agreement dated January 28, 2002 (the “Series B-1 Exchangeable Note Agreement”). Of this amount, $2.82 million in principal is held by executive officers and affiliates of the Company. The Series B-1 Exchangeable Notes bear interest at 10% per annum and mature, unless otherwise paid or discharged, on June 30, 2003. These Series B-1 Exchangeable Notes were issued to holders of $2.94 million in principal and accrued interest of Series B Exchangeable Notes that elected to receive Series B-1 Exchangeable Notes rather than be repaid in cash when the Company repaid the Series B Exchangeable Notes. Interest on Series B-1 Exchangeable Notes issued in exchange for Series B Exchangeable Notes began to accrue as of December 28, 2001, to reflect that repayment of the Series B Exchangeable Notes took place on December 28, 2001. On February 8, 2002, the Company issued an additional $50,000 in principal amount of Series B-1 Exchangeable Notes and related warrants to investors. The interest on these notes began to accrue upon date of issue. Until May 30, 2002, the Company may issue up to

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an additional $1.46 million in principal amount of Series B-1 Exchangeable Notes.Proceeds from the Series B-1 Exchangeable Notes may be used for the Company’s general corporate purposes. If the Series B-1 Exchangeable Notes are not repaid prior to August 15, 2002, the holders may, at their option, exchange principal and interest due under the Series B-1 Exchangeable Notes for Series A Convertible Notes. The Series A Convertible Notes are described above in this Footnote 6.

A deemed discount existed at the date of issue of Series B-1 Exchangeable Notes, due to both the fair value of attached warrants and the resultant beneficial conversion options. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $0.6 million for the fair value assigned to the warrants and the deemed discount due to the beneficial conversion option of $2.3 million are being amortized over the period from January 31, 2002 to June 30, 2003. The fair value of the warrants was determined using the Black Scholes pricing model using the following assumptions: a 1.4 year expected life, volatility factor of 80%, risk free rate of 5%, and no expected dividend yield.

Discount on Convertible Notes and Bridge Loan and Beneficial Conversion Features

In conjunction with the assumption of the Bridge Loan, the sales of Series A Convertible Notes, the Series B Exchangeable Notes and the Series B-1 Exchangeable Notes and the issuance of warrants (described in note 7—Investor Warrants), the Company recorded a discount totaling $13.37 million for the issue of warrants and the beneficial conversion features of the bridge loan, convertible notes and exchangeable notes which were recorded as additional paid in capital during 2002 as follows (in thousands):

	Beneficial conversion features	Warrants	Total
Bridge loan	$1,913	$—	$1,913
Series A Convertible Notes	4,483	—	4,483
Series B Exchangeable Notes	2,723	—	2,723
Series B Warrants	—	1,325	1,325
Series B-1 Exchangeable Notes	2,290	—	2,290
Series B-1 Warrants	—	639	639

	$11,409	$1,964	$13,373

Upon extinguishment of the Series B Exchangeable Notes in December 2001, the Company reversed $2.98 million of non-cash beneficial conversion feature from additional paid in capital. The extinguishment resulted in an extraordinary loss of $0.3 million.

Related Party interests in Bridge Loan and convertible notes

Executive officers and affiliates of the Company hold the following principal amounts of convertible notes as of January 31, 2002 (in thousands):

Series A Convertible Notes (1)(2)	$4,558
Series B-1 Exchangeable Notes (2)	2,818

$7,376

(1)
This amount includes principal amounts held by Mercantile Capital Partners I, L.P., of which Mr. I. Steven Edelson, the co-chairman of the Company, and Mr. Nathaniel C.A. Kramer, a director of the Company, are members of the general partner, and Asia Internet Investment Group I, L.P., of which Messrs. Edelson and Kramer are managers of the general partner.

(2)	This amount includes principal amounts held by BAPEF Investments XII, Limited, one of our greater-than-5% shareholders.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    INVESTOR WARRANTS

In connection with issuing the Series B Exchangeable Notes under the Series B Exchangeable Note Agreement, the Company issued warrants to purchase 21,257,500 shares of its common stock (the “Series B Warrants”) to purchasers of the Series B Exchangeable Notes. The Series B Warrants have an exercise price of $0.10 per share and expire five years from date of issue. The exercise price is subject to adjustment in the event of stock splits or combinations; certain dividends and distributions; reorganizations, mergers, consolidations or sales of assets; or a sale of shares of common stock below $0.10 a share.

In connection with issuing the Series B-1 Exchangeable Notes under the Series B-1 Exchangeable Note Agreement, the Company issued warrants to purchase 14,695,980 shares of its common stock (the “Series B-1 Warrants”) to purchasers of the Series B-1 Exchangeable Notes. The Series B-1 Warrants have an exercise price of $0.10 per share and expire five years from date of issue. The exercise price is subject to adjustment in the event of stock splits or combinations; certain dividends and distributions; reorganizations, mergers, consolidations or sales of assets; or a sale of shares of common stock below $0.10 a share.

8.    COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease our operating facilities under non-cancelable operating leases that expire at various dates through 2004. Certain of these leases contain renewal options. Rent expense was $1,063,139 in 2002, $243,315 in 2001 and $114,221 in 2000. As of January 31, 2002, future minimum lease commitments were as follows (in thousands):

For the Year Ended January 31,
2003	$978
2004	143
2005	37

$1,158

Vendor Contracts

The Company has entered into two vendor contracts to service its obligation under its support services agreement with Gateway. The contracts call for the Company to pay minimum aggregate fees of $1.24 million during the period from November 1, 2001 to October 31, 2002 for services rendered under such contracts. Management believes that the actual amounts to be paid under such contracts in the course of fulfilling the Company’s obligations under the support services agreement will exceed such minimum amounts.

Litigation

In October 2001, two lawsuits were filed against Vsource by purported holders of Series 2-A Convertible Preferred Stock before the United States District Court for the Northern District of Illinois entitled Crestview Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, the Company’s motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that the Company failed to register the underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, plus attorney’s fees and

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs. At this early stage of the proceedings, it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, the Company denies any and all liability and intends to vigorously defend against these charges.

9.    ACQUISITIONS

Acquisition of OTT

On December 14, 2000, the Company entered into an Agreement and Plan of Merger with OTT Acquisition Corp., a California corporation, OTT, Colin P. Kruger and Michael Shirman (the “Merger Agreement”). On January 22, 2001, the transaction closed in accordance with the Merger Agreement. The merger was accounted for as a purchase and as a tax–free reorganization under Section 368(a) of the Internal Revenue Code.

The aggregate purchase price payable at closing was 1,089,389 shares of the Company’s common stock. The number of shares was calculated based upon a specific formula in the Merger Agreement. The purchase price was subject to adjustment based on reductions or increases in the net book value of the assets of OTT from September 30, 2000 through closing. In accordance with Accounting Principles Board Opinion 16, the total recorded value of the shares issued was based on the average market price of the Company’s stock for a stated period both before and after the Company’s announcement of the acquisition. The Company recorded $4.6 million as Goodwill as a result of the acquisition of OTT. During the year ended January 31, 2002, the Company determined based on the estimates of expected undiscounted cash flows, the assets and the goodwill relating to the OTT merger did not continue to carry the value originally anticipated. As a result, the assets have been fully reduced to $0 and the Company recorded $4.1 million as an impairment of goodwill for the year ended January 31, 2002.

Acquisition of Assets of NetCel360

On June 22, 2001, pursuant to the Acquisition Agreement dated May 24, 2001 between the Company and NetCel360, as amended by the Amendment to Acquisition Agreement, dated June 22, 2001 (the “Acquisition Agreement”), the Company purchased substantially all of the assets of NetCel360, including 100% of most of its subsidiaries (collectively, the “NetCel360 Corporations”), in exchange for 3,709,699 shares of common stock of the Company. Of this amount, 2,774,213 shares were issued at the closing and the remaining 935,486 shares were issued to NetCel360 on February 7, 2002. This purchase price was determined after negotiations between the Company and NetCel360. Based on the average closing price from May 23, 2001 to May 29, 2001, the shares had an average fair market value of $1.3 million. The NetCel360 Corporations were providers for outsourcing services and distribution services to Fortune 500 and Global 500 companies in the Asia Pacific region.

Excluding NetCel360 Corporation’s cash balance of $499,000, the net assets acquired had a fair market value of $1.7 million, which had been reduced by a negative goodwill of $0.7 million offset against property and equipment, and was allocated as follows (in thousands):

Property and equipment, net	$8,159
Other assets	992
Liabilities assumed	(7,478)

$1,673

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated to the assets acquired, including tangible assets and liabilities assumed based upon the fair value of such assets and liabilities on the date of acquisition and was based on the Company’s estimates of fair value with the excess assets written down for negative goodwill. The other assets consisted primarily of accounts receivable and other tangible assets. The liabilities assumed consisted primarily of accounts payable, trade liabilities and amount payable to employees.

The following unaudited pro forma information combines the results of operations as if the acquisition of the NetCel360 Corporations were consummated at the beginning of the periods presented (in thousands, except per share data):

	(Unaudited)	(Unaudited)
	January 31, 2002	January 31, 2001
Net revenue	$14,154	$4,651
Net loss	$(29,832)	$(51,225)
Net loss available to common shareholders	$(31,927)	$(65,721)
Weighted average number of shares used in computing per share amounts	23,686	19,730
Net loss per share	$(1.35)	$(3.33)

The pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the acquisitions taken place at the beginning of the periods presented or future results of operations of the combined companies.

10.    PREFERRED STOCK

Effective February 24, 2000, the Company authorized 5,000,000 shares of preferred stock of which 2,900,000 shares were designated as “Series 1-A Convertible Preferred Stock”, of which 2,802,000 shares were initially issued, with a conversion feature of $2.50 per share. The remaining 2,100,000 authorized shares were designated as “Series 2-A Convertible Preferred Stock”, of which 1,672,328 were initially issued, with rights, preferences and privileges as designated by the board of directors. (See discussion below on Series 2-A Convertible Preferred Stock.)

The Company allocated the net proceeds of $6.87 million from the issuance of the Series 1-A Convertible Preferred Stock to an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Convertible Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the Original Issue Price by the then applicable Conversion Price, in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Convertible Preferred Stock, shall be automatically converted into shares of common stock at the then effective Conversion Price, immediately upon closing of a public offering of the Company’s common stock with an aggregate gross proceeds of at least $10 million and a per share price of at least five dollars, or at the election of the holders of a majority of the outstanding shares of Series 1-A Convertible Preferred Stock.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The holder of each share of Series 1-A Convertible Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Convertible Preferred Stock. Holders of the Series 1-A Convertible Preferred Stock are entitled to noncumulative dividends, if declared by the Board of directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Convertible Preferred Stock, these shares are subject to stated Series 1-A Conversion Price adjustments.There were 1,703,741 shares of Series 1-A Convertible Preferred Stock issued and outstanding at January 31, 2002 with an aggregate liquidation value of $4.3 million. As a result of issuances during the year ended January 31, 2002 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 1-A Convertible Preferred Stock, the conversion price of the Series 1-A Convertible Preferred Stock was reduced to $0.82 per share as of February 5, 2002.

In conjunction with expenses relating to the issuance of the “Series 1-A Convertible Preferred Stock”, 235,985 warrants were granted at an exercise price of $6.00 per share and 150,706 warrants were granted at an exercise price of $2.50 per share. During the quarter ended July 31, 2000, 120,000 warrants were granted at an exercise price of $2.00 per share (the “$2 Warrants”), as compensation for services rendered. Ramin Kamfar, who subsequently was elected as a director of the Company, is a partner in a partnership that was awarded 60,000 of the $2 Warrants.

During the period August 28, 2000 to September 18, 2000, the Company sold 1,672,328 shares of Series  2-A Convertible Preferred Stock with a conversion feature of $6.41 per shares and received $10.7 million, less offering costs.Each purchaser also received a warrant to purchase common stock at an exercise price of $6.41 per share, with a five-year term. An aggregate of 145,550 such warrants were issued. In connection with the sales of the Series 2-A Convertible Preferred Stock, the Company issued warrants to purchase an aggregate of 144,881 shares of common stock at exercise prices ranging from $6.41 to $6.69 as additional finder’s fees, commissions and other services in connection with the offering.

The Company allocated $7.6 million of the net proceeds from the issuance of the Series 2-A Convertible Preferred Stock to additional paid-in capital as required by an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2–A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Convertible Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the then applicable conversion price (the Series 2-A Conversion Price), in effect on the date the certificate evidencing such share is surrendered for conversion. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the original issue price of the Series 2-A Convertible Preferred Stock, these shares are subject to stated Series 2-A Conversion Price adjustments. There were 1,174,669 shares of Series 2-A Convertible Preferred Stock issued and outstanding at January 31, 2002 with an aggregate liquidation value of $7.5 million. As a result of issuances during the year ended January 31, 2002 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 2-A Convertible Preferred Stock, the conversion price of the Series 2-A Convertible Preferred Stock was reduced to $2.00 per share as of February 5, 2002.

During the year ended January 31, 2002, 733,613 shares of Series 1-A Convertible Preferred Stock and 181,747 shares of Series 2-A Convertible Preferred Stock were converted into 915,360 shares of common stock.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended January 31, 2001, 364,646 shares of Series 1-A Convertible Preferred Stock and 296,411 shares of Series 2-A Convertible Preferred Stock were converted into shares of common stock.

11.    STOCK OPTIONS AND WARRANTS

Warrants

In December 2000, the Company terminated a strategic relationship with U.S. West, Inc. (now known as Qwest Communications) of Denver, Colorado, to which the two firms had agreed to make the Company’s Virtual Source Network procurement application available to Qwest’s business customers. In exchange for services to be rendered and a nominal amount of cash, the Company had granted to Qwest 600,000 warrants with a three-year term, at an exercise price of $5.00. The terms of the distribution and marketing agreement were renewable each year; however, it was subject to cancellation by either party giving notice of its intent to terminate the agreement. The warrants were granted in the third quarter of the fiscal year when the Company’s stock was valued at $17.50 per share, resulting in a charge to the Company of $8.4 million. The Company recognized the full balance as a marketing expense in the year ended January 31, 2001 due to the cancellation of this arrangement.

On July 12, 2001, the Company issued Series B Warrants to purchase 21,257,500 shares of its common stock. The Series B Warrants have an exercise price of $0.10 per share and expire five years after the date of issue. On January 31, 2002, the Company issued Series B-1 Warrants to purchase 14,695,980 shares of its common stock. The Series B-1 Warrants have an exercise price of $0.10 per share and expire five years after the date of issue. The Company has also issued warrants in connection with the Company’s Series 1-A and 2-A Convertible Preferred Stock and various warrants in connection with payment of services.

The following table summarizes information about warrant transactions for 2002, 2001 and 2000:

	Number of Shares of Common Stock	Weighted Average Exercise Price
Outstanding at January 31, 1999	—	—
Granted	120,000	2.00
Exercised	—	—
Cancelled	—	—

Outstanding at January 31, 2000	120,000	2.00
Granted	1,733,421	6.37
Exercised	(120,000)	2.00

Outstanding at January 31, 2001	1,733,421	6.37
Granted	36,303,480	0.10
Exercised	(120,000)	2.00
Cancelled	(201,697)	4.51

Outstanding and exercisable at January 31, 2002	37,715,204	0.36

Stock Options

On January 22, 2001, Company closed a Merger Agreement with OTT. In connection with the closing, two key employees of OTT were granted options to purchase 100,000 shares each of the Company’s common stock vesting over 24 months and with an exercise price of $6.41 per share.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options Plans

In November 2001, the Company’s 2001 Stock Option/Stock Issuance Plan (the “2001 Plan”) was adopted by the stockholders of the Company. The 2001 Plan allows for the issuance of incentive stock options, non-statutory stock options and shares of common stock for either the immediate purchase of shares or as a bonus for services rendered, up to a maximum number of shares of the Company’s common stock equal to 20% of the total shares of common stock outstanding at the time the calculation is made, including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable (but in the case of incentive stock option, no more than 20,000,000 shares of common stock). Options are generally granted for a term of ten years and generally vest over periods ranging from one to three years. The Company has granted various non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant.

In July 2000, the Company approved a stock option plan (“2000 Plan”). The 2000 Plan authorizes the grant of Incentive Stock Options and Non-statutory Stock Options covering an aggregate of 795,000 shares of the Company’s common stock (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the board. The Plan is not subject to any provisions of the Employee Retirement Income Security act of 1974.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the one-year average vesting period of the options. If the Company had determined compensation expenses based on the fair value at the grant date for its stock options in accordance with SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below:

	Year ended January 31,
	2002	2001	2000
	(in thousands)
Net loss
As reported	$(20,444)	$(27,599)	$(5,523)
Pro forma	$(21,473)	$(28,412)	$(6,921)
Basic and diluted net loss available to shareholders per share
As reported	$(1.04)	$(2.63)	$(0.40)
Pro forma	$(1.09)	$(2.68)	$(0.50)

The pro forma disclosures provided are not likely to be representative of the effects on reported net income for future years due to future grants and the vesting requirements of the stock options.

The fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Year ended January 31,
	2002	2001	2000
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	218%	161%	30%
Risk-free rate of return	4.6%	6%	6%
Expected life (years)	2.5	10	5

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes activities under the stock option plans:

	Number of Options			Weighted-Average Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2002	2001	2000	2002	2001	2000
Options outstanding at beginning of the period	1,845,312	1,643,250	1,136,100	2.57	0.85	0.49
Granted
—at fair market value	7,944,008	1,053,469	—	0.26	4.72	—
—at below fair market value	19,700,499	—	1,273,250	0.09	—	0.93
Exercised	—	(209,334)	(636,100)	—	0.92	0.28
Forfeited	(1,981,968)	(642,073)	(130,000)	1.55	2.24	1.25

Options outstanding at end of the period	27,507,851	1,845,312	1,643,250	0.20	2.57	0.85

Options vested/exercisable at end of the period	14,064,971	1,065,390	676,856	0.25	1.24	0.72

The following summarizes information for stock options outstanding as of January 31, 2002:

Number of options	Exercise price	Weighted-average exercise price	Weighted-average remaining contractual life
26,715,507	$0.01-0.29	$.13	9.9
519,169	$0.59-2.00	$.64	6.3
55,175	$2.81-3.75	$2.92	7.2
203,000	$6.41-6.94	$6.42	9.0
15,000	$10.00	$10.00	8.2
27,507,851

For 2002, 2001 and 2000, the Company recorded non-cash stock-based compensation expense in the amounts of $3.1 million, $17.7 million and $0.4 million, respectively.

Employee Stock Purchase Plan

In November 2001, the stockholders of the Company approved an Employee Stock Purchase Plan (the “Purchase Plan”), which provides for the issuance of a maximum of 7.0 million shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The Purchase Plan was not in effect, and no shares of common stock were issued under it during 2002. It is expected that the price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date and specified purchase date of each six-month offering period.

13.    401(k) PLAN

The Company sponsors a 401(k) (“401(k) Plan”) employee savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended.

Participants may elect to defer 1% to 14% of their eligible compensation. For the year ended December 31, 2001, the maximum contribution by each participant was subject to the federal law limitation of $10,500. A

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

participant’s maximum deferral percentage and/or dollar amount may also be limited by other applicable IRS limitations.

Matching contributions are made by the Company in an amount equal to 100% of the participant’s contribution up to a maximum of 3% of such participant’s annual eligible compensation, subject to certain regulatory and plan limitations. Contributions are subjected to tax only upon withdrawal from the 401(k) Plan and subject to penalties under certain circumstances. Participant contributions are 100% vested immediately and are not subject to forfeiture. The employer matching contributions are vested at 100% after 2 years of employee service. Matching contributions were not material for 2002.

14.    INCOME TAXES

The components of loss before income taxes are as follows:

	January 31,
	2002	2001
Loss subject to U.S. income taxes only	$(9,975)	$(27,599)
Loss subject to foreign income taxes	(10,469)	—

Net loss	$(20,444)	$(27,599)

The deferred tax assets and liabilities were comprised of the following:

	January 31,
	2002	2001
Deferred tax assets:
—net operating loss carryforward	$16,624	$9,569
—employee compensation	527	527
—others	159	—

Gross deferred tax assets	17,310	10,096

Deferred tax liabilities	—	—

Gross deferred tax liabilities	—	—

Net deferred tax assets	17,310	10,096
Valuation allowance	(17,310)	(10,096)

	$—	$—

The Company has reduced its net deferred tax assets by a valuation allowance because, in the opinion of management, it is currently more likely than not that such benefits will not be realized.

As of January 31, 2002, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $40.8 million, $20.4 million and $7.4 million, respectively, available to offset future regular alternative minimum and foreign taxation income. Approximately $39.5 million and $19.8 million, respectively, of the Company’s U.S. federal and state loss carryforwards were losses incurred on or before June 22, 2001. Furthermore, the Company also has $1.3 million in deferred tax deductions relating to stock options granted to employees before June 22, 2001. Under the U.S. tax rules, the annual use of these loss carryforwards and deferred tax deduction may be limited because a cumulative greater-than-50% change in ownership of the Company may have occurred within a three-year period prior to June 22, 2001. Such annual limitation may delay or permanently disallow the utilization of these loss carryforwards and deferred tax deductions.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The US federal loss carryovers will expire between 2011 and 2021 and the state operating losses will expire between 2003 to 2006. Foreign net operating loss carryforwards are available indefinitely. The Company and its subsidiaries in all geographical regions are governed by the respective local income tax laws with statutory tax rates ranging from 0% to 35%.

15.    SEGMENT DATA

Prior to the quarter ended July 31, 2001, the Company’s principal business was the development and sale of a technology solution and there was therefore only one segment. As such, the Company did not prepare segment reporting. Following the acquisition of the NetCel360 assets on June 22, 2001, it became appropriate for the Company to report by business segment. Geographically, all of the Company’s material long-lived assets reside in Malaysia. Management does not review the assets of the Company by geographical regions or business units.

The Company’s segments are based on category of services provided and goods sold under reseller contracts. For the period from June 22, 2001 to January 31, 2002, the categories are Financial Services, Customer Relationship Management (CRM), Supply Chain Management (SCM), Professional Services and Distribution Services. The Company evaluates its segments based on revenue from third parties and gross margin. Gross margin is calculated after selling, general, and administrative expenses, and other overhead charges directly attributable to the segment and excluding certain corporate expenses managed outside the reporting segment. Costs excluded from the segments primarily consist of general and administrative expenses that are managed on a corporate basis and other special charges including loss on impairment of goodwill and interest charges.

The following table sets forth summary information by segment (in thousands):

	Revenue	Segment Profit(loss)
Financial Services	$361	$(588)
Customer Relationship Management	4,005	1,524
Supply Chain Management	5,073	3,118
Professional Services	392	(113)
Distribution Services	2,881	(19)

Total	$12,712	$3,922

A reconciliation of consolidated segment profit to consolidated loss before income taxes and extraordinary item is as follows:

Consolidated Segment Gross Profit	$3,922
Unallocated Corporate expenses	(16,556)
Impairment of long-lived assets	(4,079)
Interest expense and interest income	(567)
Non cash beneficial conversion feature expense	(2,824)

Net loss before extraordinary item	$(20,104)

The Company’s customers are mainly large US corporations to which the Company provides services throughout the Asia-Pacific region from shared service centers in Kuala Lumpur, Malaysia and Osaka, Japan. Customers are generally invoiced centrally in United States dollars for such services. Therefore, it is not practical to analyze the Company’s revenues in the Asia-Pacific region by individual country.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic revenue is as follows (in thousands):

Revenues	2002	2001	2000
United States	$2	$35	$4
Asia-Pacific	12,710	—	—

	$12,712	$35	$4

16.    SUBSEQUENT EVENTS

On February 5, 2002, the Company notified holders of its Series 1-A and Series 2-A Convertible Preferred Stock (collectively, the “Preferred Stock”) that as a result of the Company’s sale of shares of common stock or securities convertible into common stock at a price below the respective original issue prices of the Preferred Stock, the respective conversion prices of the Preferred Stock had been reduced to $0.82 with respect to Series 1-A Convertible Preferred Stock and $2.00 with respect to Series 2-A Convertible Preferred Stock. Accordingly, with effect from February 5, 2002, a holder of Series 1-A Convertible Preferred Stock will receive 3.04 shares of common stock for each share of Series 1-A Convertible Preferred Stock converted, and a holder of Series 2-A Convertible Preferred Stock will receive 3.20 shares of common stock for each share of Series 2-A Convertible Preferred Stock converted. Prior to February 5, 2002, a holder of Preferred Stock would have received one share of common stock for each share of Preferred Stock converted.

In January 2002, the Company experienced a burglary in one of its warehouses in Malaysia. The items stolen related to inventory used to fulfill its service obligations under its support services agreement with Gateway. These items were insured and the Company has filed claims with its insurers. The Company has not been informed of the final amount to be paid by the insurers. The Company does not believe that such burglary will have a material adverse impact on its ability to perform its obligations under the support services agreement or on its financial position or operating results.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 10, 2001, Grant Thornton LLP was dismissed as our independent public accountants with respect to the audit of our consolidated financial statements for the fiscal year ended January 31, 2002 (the “2002 Audit”). On July 31, 2001, the Audit Committee selected and appointed PricewaterhouseCoopers (“PwC”) to serve as our independent public accountants with respect to the 2002 Audit.

Neither the report of PwC with respect to the 2002 Audit nor the reports of Grant Thornton LLP with respect to the audits of our consolidated financial statements for the fiscal years ended January 31, 2001 or January 31, 2000 contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during our fiscal years ended January 31, 2002, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to our consolidated financial statements, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A. The following sets forth certain information with respect to the other executive officer of Vsource:

JOHN G. (“JACK”) CANTILLON (age 37).    Mr. Cantillon has served as our Chief Operating Officer since October 2001. Prior to that, he served as a Senior Vice President of Vsource from July 2001, and was a Senior Vice President with NetCel360 Holdings Limited from April 2001 to June 2001. Prior to joining NetCel360, Mr. Cantillon was with Dell Computers Asia-Pacific and Japan from May 1996 until April 2001 in various senior management positions, most recently as Corporate Director and Head of the Dell-online E-commerce Group for Dell Computers Asia Pacific and Japan.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors—Compensation of Directors”, “Executive Officer Compensation”, “Report of the Board of Directors on Executive Compensation”, and “Comparison of Cumulative Total Stockholder Return” in our Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management “ in our Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information under the captions “Executive Officer Compensation—Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements

Reports of Independent Accountants
Consolidated Balance Sheets as of January 31, 2002 and 2001
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2002.
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended January 31, 2002.
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2002.
Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedule

All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this Form 10-K as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1(*)
Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of May 24, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending April 30, 2001)

2.2(*)
Amendment to Acquisition Agreement, dated June 22, 2001, between Vsource, Inc. and NetCel360 Holdings Limited (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 2, 2001 (the “July 2, 2001 Form 8-K”))

3.1(*)	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on November 14, 2000 (the “November 14, 2000 Form 8-K”)
3.2(*)	Bylaws (incorporated herein by reference to Exhibit 3.2 to the November 14, 2000 Form 8-K)
3.3(*)	Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on January 23, 2002)
4.1(*)	Certificate of Designation of Series 2-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the November 14, 2000 Form 8-K)
4.2(*)	Certificate of Merger (incorporated herein by reference to Exhibit 4.2 to the November 14, 2000 Form 8-K)
4.3(*)
Form of Series 3 Convertible Demand Note (incorporated herein by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10-SB filed on September 21, 1999 (SEC File No. 000-26563) (the “Form 10-SB”))

4.4(*)	Form of Series 2 Convertible Demand Note (incorporated herein by reference to Exhibit 3.3 to the Form 10-SB)
4.5(*)	Form of Common Stock Purchase Warrant (incorporated herein by reference to Registrant’s Form 8-K filed September 26, 2000 (the “September 26, 2000 Form 8-K”))
4.6(*)	Form of Registration Rights Agreement (incorporated herein by reference to the September 26, 2000 Form 8-K)
4.7(*)	Certificate of Designations of Series 3-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the July 2, 2001 Form 8-K)

Exhibit No.	Description
4.8(*)
Amended and Restated Bridge Loan Agreement, dated May 24, 2001, among NetCel360.com Ltd., NetCel360 Holdings Limited, NetCel360 Sdn Bhd., and the Lenders named therein (incorporated herein by reference to Exhibit 4.2 of the July 2, 2001 Form 8-K)

4.9(*)
First Amendment to Amended and Restated Bridge Loan Agreement, dated June 22, 2001, among NetCel360.com Ltd., NetCel360 Holdings Limited, NetCel360 Sdn Bhd., and the Lenders named therein (incorporated herein by reference to Exhibit 4.3 of the July 2, 2001 Form 8-K)

4.10(*)
Convertible Note Purchase Agreement, dated June 25, 2001, among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd., and the Purchasers named therein (incorporated herein by reference to Exhibit 4.4 of the July 2, 2001 Form 8-K)

4.11(*)
Exchangeable Note and Warrant Purchase Agreement, dated as of July 12, 2001, by and among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd and Purchasers named therein, and form of Exchangeable Promissory Note (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ending July 31, 2001 (the “July 31, 2001 Form 10-Q”))

10.1(*)
Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security National Properties, LLC, dated October 27, 1998 (incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB for the year ended January 31, 2000 (the “1999 Form 10-KSB”))

10.2(*)	Lease—Razore Land Company, Landlord and Interactive Buyers Network International, Tenant, dated October 11, 1999 (incorporated herein by reference to Exhibit 10.3 to the 1999 Form 10-KSB)
10.3(*)
Promissory Note by Robert C. McShirley dated October 11, 2000 (incorporated herein by reference to Exhibit 10.4 to Registrant’s Form 10-QSB for the period ending October 31, 2000 (the “October 31, 2000 Form 10-QSB”))

10.4(*)	Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 (incorporated herein by reference to Exhibit 10.5 to the October 31, 2000 Form 10-QSB)
10.5(*)	Promissory Note by P. Scott Turner dated October 13, 2000 (incorporated herein by reference to Exhibit 10.6 to the October 31, 2000 Form 10-QSB)
10.6(*)	Promissory Note by Sandford T. Waddell dated September 18, 2000 (incorporated herein by reference to Exhibit 10.7 to the October 31, 2000 Form 10-QSB)
10.7(*)	Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 (incorporated herein by reference to Exhibit 10.8 to the October 31, 2000 Form 10-QSB)
10.8(*)	Promissory Note by P. Scott Turner dated September 18, 2000 (incorporated herein by reference to Exhibit 10.9 to the October 31, 2000 Form 10-QSB)
10.9(*)	Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 (incorporated herein by reference to Exhibit 10.10 to the October 31, 2000 Form 10-QSB)
10.10(*)	Agreement and Plan of Merger dated as of December 14, 2000 (incorporated herein by reference to Exhibit 10.11 to the October 31, 2000 Form 10-QSB)
10.11(*)
Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB for the year ended January 31, 2001 (the “2000 Form 10-KSB”))

10.12(*)	Form of Warrant Holder Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.12 to the 2000 Form 10-KSB)
10.13(*)	Form of Registration Rights Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.13 to the 2000 Form 10-KSB)
10.14(*)	At Will Employment Agreement with Colin P. Kruger (incorporated herein by reference to Exhibit 10.14 to the 2000 Form 10-KSB)
10.15(*)	At Will Employment Agreement with Michael Shirman (incorporated herein by reference to Exhibit 10.15 to the 2000 Form 10-KSB)

Exhibit No.	Description
10.16(*)	Office Lease between L.A.T. Investment Corporation and Online Transaction Technologies, Inc. dated March 7, 1999 (incorporated herein by reference to Exhibit 10.16 to the 2000 Form 10-KSB)
10.17(*)	First Amendment to Lease between L.A.T. Investment Corporation dated February 1, 2000 (incorporated herein by reference to Exhibit 10.17 to the 2000 Form 10-KSB)
10.18(*)	Alliance Agreement between Registrant and IBM dated September 18, 2000 (incorporated herein by reference to Exhibit 10.18 to the 2000 Form 10-KSB)
10.19(*)	IBM PartnerWorld Agreement—International Basic General Terms between OTT and IBM (incorporated herein by reference to Exhibit 10.19 to the 2000 Form 10-KSB)
10.20(*)	Redacted Reseller Agreement with Gateway Manufacturing Inc. (incorporated herein by reference to Exhibit 10.20 to the July 31, 2001 Form 10-Q)
10.21(*)	Employment Agreements of Phillip Kelly (incorporated herein by reference to Exhibit 10.21 to the July 31, 2001 Form 10-Q)
10.22(*)	Employment Agreements of Dennis Smith (incorporated herein by reference to Exhibit 10.22 to the July 31, 2001 Form 10-Q)
10.23(*)	Employment Agreement of Jack Cantillon (incorporated herein by reference to Exhibit 10.23 to the July 31, 2001 Form 10-Q)
10.24(*)	Employment Agreement of James Root (incorporated herein by reference to Exhibit 10.24 to the July 31, 2001 Form 10-Q)
10.25(*)	Master Services Agreement with Network Appliance Inc. (incorporated herein by reference to Exhibit 10.25 to the July 31, 2001 Form 10-Q)
10.26(*)†
Support Services Agreement dated October 24, 2001 between Vsource (CI) Ltd, Vsource, Inc. and Gateway Japan Inc. (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending October 31, 2001 (the “October 31, 2001 Form 10-Q”))

10.27(*)	Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd. (incorporated herein by reference to Exhibit 10.27 to the October 31, 2001 Form 10-Q)
10.28(*)	2000 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Form 10-QSB/A for the period ending July 31, 2000
10.29	2001 Stock Option/Stock Issuance Plan
10.30	Form of Stock Option Agreement
10.31	Employee Stock Purchase Plan
10.32(*)
Exchangeable Note and Warrant Purchase Agreement, dated January 28, 2002, by and among Vsource, Inc., Vsource (CI) Ltd, Vsource (Malaysia) Sdn Bhd, and the Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 6, 2002)

21.1	Subsidiaries of Vsource, Inc.

*	Previously filed with Securities and Exchange Commission.
†	Confidential treatment requested with respect to portions of this Exhibit.

(b) Reports on Form 8-K

On November 8, 2001, Vsource filed an amendment to its Current Report on Form 8-K/A filed on July 20, 2001 to amend its unaudited pro forma financial statements as of and for the year ended January 31, 2001.

On December 21, 2001, Vsource filed a Current Report on Form 8-K announcing the discharge of its bridge loan obligations through the issuance of new shares of common stock.

On December 26, 2001, Vsource filed a Current Report on Form 8-K announcing that its common stock had been delisted from the Nasdaq Stock Market, Inc.

On January 23, 2002, Vsource filed a Current Report on Form 8-K (the “January 23, 2002 Form 8-K”) announcing that it had filed an amendment to its certificate of incorporation to increase the number of authorized shares of its common stock, and that such amendment had caused the conversion conditions with respect to its Series 3-A Convertible Preferred Stock and Series B Warrants to be satisfied, which in turn caused the conversion price of its Series 1-A and Series 2-A Convertible Preferred Stock to be reduced.

On February 6, 2002, Vsource filed an amendment to the January 23, 2002 Form 8-K correcting an error in the conversion price of its Series 1-A and Series 2-A Convertible Preferred Stock that had been reported in the January 23, 2002 Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSOURCE, INC.
Date: April 29, 2002	/s/ PHILLIP E. KELLY
Phillip E. Kelly
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/S/ PHILLIP E. KELLY Phillip E. Kelly	Chief Executive Officer Co-Chairman (Principal Executive Officer)	April 29, 2002

/S/ I. STEVEN EDELSON I. Steven Edelson	Co-Chairman	April 29, 2002

/S/ DENNIS M. SMITH Dennis M. Smith	Vice-Chairman Chief Financial Officer & Chief Strategy Officer (Principal Financial Officer)	April 29, 2002

/S/ MARK R. HARRIS Mark R. Harris	Vice President (Principal Accounting Officer)	April 29, 2002

/S/ SCOTT T. BEHAN Scott T. Behan	Director	April 29, 2002

/S/ RAMIN KAMFAR Ramin Kamfar	Director	April 29, 2002

/S/ ROBERT N. SCHWARTZ Robert N. Schwartz	Director	April 29, 2002

EXHIBIT INDEX

Exhibit No.		Description

2.1	(*)
Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of May 24, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending April 30, 2001)

2.2	(*)
Amendment to Acquisition Agreement, dated June 22, 2001, between Vsource, Inc. and NetCel360 Holdings Limited (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 2, 2001 (the “July 2, 2001 Form 8-K”))

3.1	(*)	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on November 14, 2000 (the “November 14, 2000 Form 8-K”)

3.2	(*)	Bylaws (incorporated herein by reference to Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3	(*)	Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on January 23, 2002)

4.1	(*)	Certificate of Designation of Series 2-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the November 14, 2000 Form 8-K)

4.2	(*)	Certificate of Merger (incorporated herein by reference to Exhibit 4.2 to the November 14, 2000 Form 8-K)

4.3	(*)
Form of Series 3 Convertible Demand Note (incorporated herein by reference to Exhibit 3.2 to Registrant’s Registration Statement on Form 10–SB filed on September 21, 1999 (SEC File No. 000-26563) (the “Form 10-SB”))

4.4	(*)	Form of Series 2 Convertible Demand Note (incorporated herein by reference to Exhibit 3.3 to the Form 10-SB)

4.5	(*)	Form of Common Stock Purchase Warrant (incorporated herein by reference to Registrant’s Form 8-K filed September 26, 2000 (the “September 26, 2000 Form 8-K”))

4.6	(*)	Form of Registration Rights Agreement (incorporated herein by reference to the September 26, 2000 Form 8-K)

4.7	(*)	Certificate of Designations of Series 3-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the July 2, 2001 Form 8-K)

4.8	(*)
Amended and Restated Bridge Loan Agreement, dated May 24, 2001, among NetCel360.com Ltd., NetCel360 Holdings Limited, NetCel360 Sdn Bhd., and the Lenders named therein (incorporated herein by reference to Exhibit 4.2 of the July 2, 2001 Form 8-K)

4.9	(*)
First Amendment to Amended and Restated Bridge Loan Agreement, dated June 22, 2001, among NetCel360.com Ltd., NetCel360 Holdings Limited, NetCel360 Sdn Bhd., and the Lenders named therein (incorporated herein by reference to Exhibit 4.3 of the July 2, 2001 Form 8-K)

4.10	(*)
Convertible Note Purchase Agreement, dated June 25, 2001, among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd., and the Purchasers named therein (incorporated herein by reference to Exhibit 4.4 of the July 2, 2001 Form 8-K)

4.11	(*)
Exchangeable Note and Warrant Purchase Agreement, dated as of July 12, 2001, by and among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd and Purchasers named therein, and form of Exchangeable Promissory Note (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ending July 31, 2001 (the “July 31, 2001 Form 10-Q”))

10.1	(*)
Ventura Professional Center First Amendment to Lease between Virtual Source, Inc. and Security National Properties, LLC, dated October 27, 1998 (incorporated herein by reference to Exhibit 10.2 to Registrants Form 10-KSB for the year ended January 31, 2000 (the “1999 Form 10-KSB”))

Exhibit No.		Description

10.2	(*)	Lease—Razore Land Company, Landlord and Interactive Buyers Network International, Tenant, dated October 11, 1999 (incorporated herein by reference to Exhibit 10.3 to the 1999 Form 10-KSB)

10.3	(*)
Promissory Note by Robert C. McShirley dated October 11, 2000 (incorporated herein by reference to Exhibit 10.4 to Registrant’s Form 10-QSB for the period ending October 31, 2000 (the “October 31, 2000 Form 10-QSB”))

10.4	(*)	Pledge and Security Agreement with Robert C. McShirley dated October 11, 2000 (incorporated herein by reference to Exhibit 10.5 to the October 31, 2000 Form 10-QSB)

10.5	(*)	Promissory Note by P. Scott Turner dated October 13, 2000 (incorporated herein by reference to Exhibit 10.6 to the October 31, 2000 Form 10-QSB)

10.6	(*)	Promissory Note by Sandford T. Waddell dated September 18, 2000 (incorporated herein by reference to Exhibit 10.7 to the October 31, 2000 Form 10-QSB)

10.7	(*)	Pledge and Security Agreement with Sandford T. Waddell dated September 18, 2000 (incorporated herein by reference to Exhibit 10.8 to the October 31, 2000 Form 10-QSB)

10.8	(*)	Promissory Note by P. Scott Turner dated September 18, 2000 (incorporated herein by reference to Exhibit 10.9 to the October 31, 2000 Form 10-QSB)

10.9	(*)	Pledge and Security Agreement with P. Scott Turner dated September 18, 2000 (incorporated herein by reference to Exhibit 10.10 to the October 31, 2000 Form 10-QSB)

10.10	(*)	Agreement and Plan of Merger dated as of December 14, 2000 (incorporated herein by reference to Exhibit 10.11 to the October 31, 2000 Form 10-QSB)

10.11	(*)
Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB for the year ended January 31, 2001 (the “2000 Form 10-KSB”))

10.12	(*)	Form of Warrant Holder Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.12 to the 2000 Form 10-KSB)

10.13	(*)	Form of Registration Rights Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.13 to the 2000 Form 10-KSB)

10.14	(*)	At Will Employment Agreement with Colin P. Kruger (incorporated herein by reference to Exhibit 10.14 to the 2000 Form 10-KSB)

10.15	(*)	At Will Employment Agreement with Michael Shirman (incorporated herein by reference to Exhibit 10.15 to the 2000 Form 10-KSB)

10.16	(*)	Office Lease between L.A.T. Investment Corporation and Online Transaction Technologies, Inc. dated March 7, 1999 (incorporated herein by reference to Exhibit 10.16 to the 2000 Form 10-KSB)

10.17	(*)	First Amendment to Lease between L.A.T. Investment Corporation dated February 1, 2000 (incorporated herein by reference to Exhibit 10.17 to the 2000 Form 10-KSB)

10.18	(*)	Alliance Agreement between Registrant and IBM dated September 18, 2000 (incorporated herein by reference to Exhibit 10.18 to the 2000 Form 10-KSB)

10.19	(*)	IBM PartnerWorld Agreement—International Basic General Terms between OTT and IBM (incorporated herein by reference to Exhibit 10.19 to the 2000 Form 10-KSB)

10.20	(*)	Redacted Reseller Agreement with Gateway Manufacturing Inc. (incorporated herein by reference to Exhibit 10.20 to the July 31, 2001 Form 10-Q)

10.21	(*)	Employment Agreements of Phillip Kelly (incorporated herein by reference to Exhibit 10.21 to the July 31, 2001 Form 10-Q)

Exhibit No.		Description

10.22	(*)	Employment Agreements of Dennis Smith (incorporated herein by reference to Exhibit 10.22 to the July 31, 2001 Form 10-Q)

10.23	(*)	Employment Agreement of Jack Cantillon (incorporated herein by reference to Exhibit 10.23 to the July 31, 2001 Form 10-Q)

10.24	(*)	Employment Agreement of James Root (incorporated herein by reference to Exhibit 10.24 to the July 31, 2001 Form 10-Q)

10.25	(*)	Master Services Agreement with Network Appliance Inc. (incorporated herein by reference to Exhibit 10.25 to the July 31, 2001 Form 10-Q)

10.26	(*)†
Support Services Agreement dated October 24, 2001 between Vsource (CI) Ltd, Vsource, Inc. and Gateway Japan Inc. (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending October 31, 2001 (the “October 31, 2001 Form 10-Q”))

10.27	(*)	Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd. (incorporated herein by reference to Exhibit 10.27 to the October 31, 2001 Form 10-Q)

10.28	(*)	2000 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Form 10-QSB/A for the period ending July 31, 2000

10.29		2001 Stock Option/Stock Issuance Plan

10.30		Form of Stock Option Agreement

10.31		Employee Stock Purchase Plan

10.32	(*)
Exchangeable Note and Warrant Purchase Agreement, dated January 28, 2002, by and among Vsource, Inc., Vsource (CI) Ltd, Vsource (Malaysia) Sdn Bhd, and the Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 6, 2002)

21.1		Subsidiaries of Vsource, Inc.

*	Previously filed with Securities and Exchange Commission.
†	Confidential treatment requested with respect to portions of this Exhibit.