Form 10KSB/A
period 2001-01-31
VSOURCE INC
filed 2002-05-10
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 4

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2001.
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

                                            TABLE OF CONTENTS
                                            -----------------
                                                                                                  Page
                                                                                                  ----
                                                PART I
Item 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
Item 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
Item 3    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . .    20

                                               PART II
Item 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS . . . . . . . . . . . . . . .    20
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . .    26
Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . . .    29
            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . . . . . . . . . . .    29
            CONSOLIDATED BALANCE SHEET . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30
            CONSOLIDATED STATEMENTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . .    32
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . .    33
            CONSOLIDATED STATEMENTS OF CASH FLOWS. . . . . . . . . . . . . . . . . . . . . . . .    34
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . .    35
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE      48

                                              PART III
Item 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . .    49
Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . .    53
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . .    56
Item 13.  EXHIBITS, REPORTS ON FORM 8-K, AND FINANCIAL STATEMENT SCHEDULES . . . . . . . . . . .    58
            EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    58
            REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    59
            SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    60

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
                                         ==============  ==================

Supplemental schedule of non-cash investing and financing transactions:

     Issuance of common stock in connection with the following transactions:

                                          For the Years Ended January 31,
                                          -------------------------------
                                               2001             2000
                                          --------------  ---------------

Conversion of debt to equity              $    6,002,500  $       996,553
                                          ==============  ===============
Purchase of OTT                           $    4,058,854  $            --
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

                                            Vsource,  Inc.


                                            /s/  Phillip E. Kelly
Date:  May 8, 2002                          --------------------------
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


SIGNATURE                                         TITLE                           DATE

/s/ Phillip E. Kelly        Chief Executive Officer                            May 8, 2002
--------------------------  Co-Chairman
Phillip E. Kelly            (Principal Executive Officer)


/s/ Dennis M. Smith         Vice-Chairman                                      May 8, 2002
--------------------------  Chief Financial Officer & Chief Strategy Officer
Dennis M. Smith             (Principal Financial Officer)


/s/ Mark R. Harris          Vice President                                     May 8, 2002
--------------------------  (Principal Accounting Officer)
Mark R. Harris


/s/ Scott T. Behan          Director                                           May 8, 2002
--------------------------
Scott T. Behan


/s/ I. Steven Edelson       Director                                           May 8, 2002
--------------------------
I. Steven Edelson


/s/ Ramin Kamfar            Director                                           May 8, 2002
--------------------------
Ramin Kamfar


/s/ Robert N. Schwartz      Director                                           May 8, 2002
--------------------------
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