Form 10-Q/A
period 2001-10-31
VSOURCE INC
filed 2002-05-10
CIK 1003226

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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

PART  I  -  FINANCIAL  INFORMATION

                                         VSOURCE, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                         October 31, 2001    January 31, 2001
                                                        ------------------  ------------------
CURRENT ASSETS                                             (Unaudited)           (Audited)
  Cash                                                  $         652,177   $       5,360,525
  Restricted cash                                                  49,011              47,737
  Restricted cash, letter of credit                             4,000,000                  --
  Accounts receivable                                             885,071               4,200
  Notes receivable-related parties                                     --             150,000
  Other receivables                                               173,103                  --
  Prepaid expenses                                                919,585             103,687
                                                        ------------------  ------------------
          Total current assets                                  6,678,947           5,666,149

PROPERTY AND EQUIPMENT
  Equipment and fixtures                                        8,740,532           1,099,628
       Less:  accumulated depreciation                         (1,067,114)           (167,283)
                                                        ------------------  ------------------
            Property and Equipment, net                         7,673,418             932,345

OTHER ASSETS
  Goodwill                                                             --           4,592,863
  Notes receivable-related parties                                     --              50,000
  Other assets                                                      8,899              19,559
                                                        ------------------  ------------------
TOTAL ASSETS                                            $      14,361,264   $      11,260,916
                                                        ==================  ==================


LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                      $       2,507,527   $         598,717
  Accrued expenses                                              3,922,942             311,686
  Notes payable                                                 2,250,000                  --
  Convertible notes payable                                     4,251,500                  --
  Discount on convertible notes                                (4,335,804)                 --
                                                        ------------------  ------------------

          Total Current Liabilities                             8,596,165             910,403


    The accompanying notes are an integral part of these consolidated financial statements.

                                          VSOURCE, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                            October 31, 2001    January 31,2001
                                                           ------------------  -----------------
                                                              (Unaudited)          (Audited)
LONG TERM LIABILITIES
  Convertible Notes Payable                                        4,558,056                 --
  Discount on convertible notes                                   (4,405,097)                --
  Accrued interest and other payables                                165,187                 --
                                                           ------------------  -----------------
          Total Long Term Liabilities                                318,146                 --

  COMMITMENTS AND CONTINGENCIES                                            -                  -

  PREFERRED STOCK
  Preferred Stock Series 1-A ($0.01 par value, 2,802,000
  shares authorized; 1,703,741 and 2,437,354 shares
  issued and outstanding as of October 31, 2001 and
  January 31, 2001, respectively)
  (Aggregate liquidation value is $4,259,353)                      4,150,774          5,984,802

  Preferred Stock Series 2-A ($0.01 par value, 1,672,328
  shares authorized; 1,330,675 and 1,375,917 shares
  issued and outstanding as of October 31, 2001 and
  January 31, 2001, respectively)
  (Aggregate liquidation value is $8,529,627)                      8,072,591          8,244,026
                                                           ------------------  -----------------
          Total Preferred Stock                                   12,223,365         14,228,828

  SHAREHOLDERS' DEFICIT
  Common stock ($0.01 par value, 100,000,000
  shares authorized; 21,275,389 and 17,938,912 shares
  issued and outstanding as of October 31, 2001 and
  January 31, 2001, respectively)                                    212,754            179,389

  Common stock additional paid-in-capital                         64,688,009         54,073,495
  Deferred compensation                                              (86,667)        (5,804,851)
  Accumulated deficit                                            (71,637,136)       (51,899,550)
  Other comprehensive income                                          46,628                 --
  Less:  Note receivable from sale of stock                               --           (426,798)
                                                           ------------------  -----------------
          Total Shareholders' Deficit                             (6,776,412)        (3,878,315)
                                                           ------------------  -----------------
  TOTAL LIABILITIES, PREFERRED STOCK
    AND SHAREHOLDERS' DEFICIT                              $      14,361,264   $     11,260,916
                                                           ==================  =================


    The accompanying notes are an integral part of these consolidated financial statements.

                                            VSOURCE, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                     For the three months ended
                                                                October 31, 2001    October 31, 2000
                                                               ------------------  ------------------

Revenue                                                        $       2,400,566   $         151,500
Cost of sales                                                          2,411,627                  --
                                                               ------------------  ------------------
Gross (loss) profit                                                      (11,061)            151,500

Selling, general and administrative expenses
  (including $2,924 and $1,168,952 of stock-based
  compensation for the three months ended
  October 31, 2001 and 2000, respectively)                             4,669,646           2,017,562

Research and development expenses
  (including $29,575 and $1,210,201 of stock-based
  compensation for the three months ended October 31,
  2001 and 2000, respectively)                                            56,179           4,004,459
                                                               ------------------  ------------------

Loss from operations                                                  (4,736,886)         (5,870,521)

Interest income                                                           29,708              36,023

Interest expense                                                      (1,306,216)             (3,698)
                                                               ------------------  ------------------

Loss before income taxes                                              (6,013,394)         (5,838,196)
Provision for income taxes                                                12,212                  --
                                                               ------------------  ------------------

Net loss                                                       $      (6,025,606)  $      (5,838,196)
                                                               ==================  ==================

Net loss available
        to common shareholders                                 $      (6,025,606)  $     (13,465,683)
                                                               ==================  ==================

Basic and diluted weighted average number of
        common shares outstanding                                     21,272,943          15,969,038
                                                               ------------------  ------------------
Basic and diluted net loss per share
        available to common shareholders                                   (0.28)              (0.84)
                                                               ==================  ==================


    The accompanying notes are an integral part of these consolidated financial statements.

                                       VSOURCE, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                            For the nine months ended
                                                      October 31, 2001    October 31, 2000
                                                     ------------------  ------------------
Revenue                                              $       3,548,592   $         214,000
Cost of sales                                                3,794,422                  --
                                                     ------------------  ------------------

Gross (loss) profit                                           (245,830)            214,000

Selling, general and administrative expenses
  (including $81,972 and $6,617,357 of stock-based
  compensation for the nine months ended October 31,
  2001 and 2000, respectively)                               8,200,389           9,746,801

Research and development expenses
  (including $828,839 and $3,031,209 of stock-based
  compensation for the nine months ended October 31,
  2001 and 2000, respectively)                               3,097,844           9,087,797

Impairment of goodwill                                       4,078,872                  --
                                                     ------------------  ------------------

Loss from operations                                       (15,622,935)        (18,620,598)

Interest income                                                105,356              95,603

Interest expense                                            (2,108,708)            (11,096)
                                                     ------------------  ------------------

Loss before income taxes                                   (17,626,287)        (18,536,091)
Provision for income taxes                                      15,871               1,600
                                                     ------------------  ------------------
Net loss                                                   (17,642,158)  $     (18,537,691)
                                                     ==================  ==================
Net loss available
    to common shareholders (Note 8)                        (19,737,586)  $     (33,033,575)
                                                     ==================  ==================
Basic and diluted weighted average number of
    common shares outstanding                               19,743,234          15,869,895
                                                     ------------------  ------------------
Basic and diluted net loss per share
    available to common shareholders                             (1.00)              (2.08)
                                                     ==================  ==================


    The accompanying notes are an integral part of these consolidated financial statements.

                                                         VSOURCE, INC.
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                              Common Shares
                                         ----------------------     Additional         Deferred        Notes       Accumulated
                                            Stock      Amount     Paid-in-Capital    Compensation    Receivable      Deficit
                                         --------------------------------------------------------------------------------------
Balance at January 31, 2000              15,807,171   $158,071   $     10,645,934   $  (1,780,817)  $  (178,798)  $ (9,804,904)
(Audited)
Issuance of notes related to
      issuance of stock                                                                                (248,000)
Conversion of preferred stock               661,057      6,610          2,804,999
Acquisition of OTT                        1,089,389     10,894          4,047,360
Issuance of common stock upon
      conversion of demand notes             65,654        657            163,480
Deemed non-cash dividend and
      beneficial conversion feature                                    14,495,884                                  (14,495,884)
Compensation related to:
      options granted for services                                     11,942,646      (6,684,383)
      warrants issued for services                                     10,966,310
Issuance of stock for services                8,250         83            319,216
Expired and forfeited options                                          (2,660,349)      2,660,349
Exercise of stock options                   209,334      2,094          1,348,995
Exercise of warrants                         98,057        980               (980)
Net loss                                                                                                           (27,598,762)
                                         --------------------------------------------------------------------------------------
Balance at January 31, 2001              17,938,912    179,389         54,073,495      (5,804,851)     (426,798)   (51,899,550)
(Audited)

Translation adjustments
Net loss                                                                                                           (17,642,158)
     Comprehensive loss

Deemed non-cash dividend  and
     beneficial conversion feature                                      2,095,428                                   (2,095,428)
Beneficial conversion feature on
       convertible debt                                                 9,118,490
Issuance of warrants with
       convertible note                                                 1,324,856
Conversion of preferred stock               759,352      7,594          1,991,434
Return of shares related to notes
      receivable-shareholder               (300,000)    (3,000)           (96,000)                      426,798
Acquisition of NetCel360                  2,774,213     27,742            984,658
Acquisition of Domain name                   15,000        150              3,900
Compensation related to:
     options granted for services                                                         910,811
Expired and forfeited options                                          (4,807,373)      4,807,373
Exercise of warrants                         87,912        879               (879)
                                         --------------------------------------------------------------------------------------

Balance at October 31, 2001              21,275,389   $212,754   $     64,688,009   $     (86,667)  $         -   $(71,637,136)
(Unaudited)
                                         ======================================================================================

                                             Other        Total Shareholders'
                                         Comprehensive          Deficit
                                             Income
                                         -------------------------------------
Balance at January 31, 2000                          --  $           (960,514)
(Audited)
Issuance of notes related to
      issuance of stock                                              (248,000)
Conversion of preferred stock                                       2,811,609
Acquisition of OTT                                                  4,058,254
Issuance of common stock upon
     conversion of demand notes                                       164,137
Deemed non-cash dividend and
     beneficial conversion feature                                         --
Compensation related to:
      options granted for services                                  5,258,263
      warrants issued for services                                 10,966,310
Issuance of stock for services                                        319,299
Expired and forfeited options                                              --
Exercise of stock options                                           1,351,089
Exercise of warrants                                                       --
Net loss                                             --           (27,598,762)
                                         -------------------------------------
Balance at January 31, 2001                          --            (3,878,315)
(Audited)
Translation adjustments                          46,628                46,628
Net loss                                                          (17,642,158)
                                                         ---------------------
     Comprehensive loss                                           (17,595,530)
Deemed non-cash dividend  and
     beneficial conversion feature                                         --
Beneficial conversion feature on
       convertible debt                                             9,118,490
Issuance of warrants with
       convertible note                                             1,324,856
Conversion of preferred stock                                       1,999,028
Return of shares related to notes
      receivable-shareholder                                          327,798
Acquisition of NetCel360                                            1,012,400
Acquisition of Domain name                                              4,050
Compensation related to:
     options granted for services                                     910,811
Expired and forfeited options                                              --
Exercise of warrants                                                       --
                                         -------------------------------------

Balance at October 31, 2001              $       46,628  $         (6,776,412)
(Unaudited)
                                         =====================================


    The accompanying notes are an integral part of these consolidated financial statements.

                                        VSOURCE, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                             For the nine months ended
                                                        October 31, 2001    October 31, 2000
                                                       ------------------  ------------------
Increase (decrease) in cash:
Cash flows from operating activities:

    Net loss                                           $     (17,642,158)  $     (18,537,691)
    Adjustments to reconcile net loss to
        net cash used by operating activities:
    Depreciation and amortization                              1,662,107             104,517
    Interest income                                              (64,997)                 --
    Bad debt                                                      25,807                  --
    Loss on disposal of property and equipment                   741,925                  --
    Impairment of goodwill                                     4,078,872                  --
    Compensation expense on stock options granted                910,812           3,775,099
    Compensation expense stock issued                                 --             164,656
    Compensation expense for warrants granted                         --           5,708,810
    Amortization of beneficial conversion feature
        on convertible debt                                    1,702,445                  --

    Write-off of notes receivable                                586,360                  --
     Changes in assets and liabilities:
Accounts receivable                                             (355,483)           (191,500)
Employee receivables                                                  --            (124,055)
Other receivables                                               (173,103)                 --
Prepaid expenses                                                (351,743)           (148,383)
Other assets                                                         687                  --
Accounts payable                                                 495,500             119,345
Accrued expenses                                                 961,956             (21,850)
                                                       ------------------  ------------------
            Net cash used in operating activities             (7,421,013)         (9,151,052)
Cash flows from investing activities:
    Acquisition of capitalized software/intangibles               (5,000)           (115,540)
    Acquisition of property and equipment                       (470,292)           (463,269)
    Proceeds from sale of property and equipment                  44,191                  --
    Advances to related parties                                       --            (248,000)
    Acquisition of NetCel360                                    (105,593)                 --
    Letter of credit                                          (4,000,000)                 --
                                                       ------------------  ------------------
            Net cash used in investing activities             (4,536,694)           (826,809)
Cash flows from financing activities:
Proceeds from issuance of common stock                                --           2,144,034
Proceeds from issuance of preferred stock                             --          10,889,828
Proceeds from borrowings and convertible debt                  7,447,761                  --
Repayment of borrowings                                         (200,000)                 --
            Net cash provided by financing activities          7,247,761          13,033,862
Effect of exchange rates on cash                                   2,872                  --
                                                       ------------------  ------------------
Net (decrease) increase in cash                               (4,707,074)          3,056,001
                                                       ------------------  ------------------
Cash at beginning of period                                    5,408,262           5,207,167
                                                       ------------------  ------------------
Cash at end of period                                  $         701,188   $       8,263,168
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

     The Company incurred a $741,233 loss on disposal of property and equipment in the nine months ended October 31, 2001. The Company closed its Washington facilities and disposed of assets in the Ventura and Los Angeles facilities during the nine months ended October 31, 2001, and determined that the property and equipment did not continue to carry the value originally anticipated. As a result, and in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, the assets were reduced to their net realizable value, less costs of disposal.

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

                                  VSOURCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

2.   ACQUISITION  OF  CERTAIN  ASSETS  OF  NETCEL360


     On June 22, 2001, the Company purchased substantially all of the assets (the "Acquisition") of NetCel360 Holdings Limited (the "Seller"), including 100% of the capital stock of Vsource (CI) Ltd (formerly NetCel360.com Ltd), Vsource
(Asia) Limited (formerly NetCel360 Hong Kong Limited), Vsource (Malaysia) Sdn Bhd (formerly NetCel360 Sdn Bhd)., Vsource (Singapore) Pte Ltd (formerly NetCel360 (Singapore) Pte Ltd), Vsource (USA) Inc. (formerly NetCel360 (USA) Inc.) and Vsource (Japan) Ltd (formerly NetCel360 (Japan) Limited) (collectively, the "NetCel360 Corporations"), in exchange for up to 3,709,699 shares of common stock of the Company. Of this amount, 2,774,213 shares were issued at the closing and the remaining 935,486 shares will be issued to the Seller six months following the closing, subject to hold back of shares to satisfy the Seller's indemnification obligations under the Acquisition Agreement dated May 24, 2001 between the Company and the Seller, as amended by the Amendment to Acquisition Agreement, dated June 22, 2001 (the "Acquisition Agreement"). The purchase was completed pursuant to the Acquisition Agreement. This purchase price was based on negotiations between the Company and the Seller. Based on the average closing price from May 23, 2001 to May 29, 2001, the shares had an average fair market value of $1,344,766. The foregoing description of the Acquisition is qualified in its entirety by the Acquisition Agreement, which has been filed as an Exhibit to a Current Report on Form 8-K.

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

                                                       October 31, 2001   October 31, 2000
                                                      ------------------  ----------------
                                                     (in thousands, except per share data)
                                                     -------------------------------------

Net revenue                                           $         4,990.2   $       4,249.8

Net loss                                              $        27,030.3   $      28,923.8

Net loss available to common shareholders             $        29,125.7   $      43,419.7

Weighted shares used in computing per share amounts          21,288,845        18,644,108

Net loss per share                                    $           (1.37)  $         (2.33)

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


     In conjunction with the assumption of the Bridge Loan, the sales of the Series A Convertible Notes and the Series B Exchangeable Notes, and the issuance of the Series B warrants (described below), the Company recorded a beneficial conversion feature totaling $9,118,490 as additional paid in capital and allocated $1,324,856 for issuance of warrants. Of this amount $1,702,445 was expensed during the nine months ending October 31, 2001 and $8,740,901 was recorded as an offset to the debt.



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

     Certain of these notes, with an aggregate principal amount of $178,798, were issued to the Company in connection with the exercise of 636,100 stock options in May 1999 by Robert McShirley, Richard McShirley and Mr. Bradt, each of whom resigned from the Company in February or March 2001. These notes, bearing interest at a rate of 6% per annum, were due on demand. As of October 31, 2001, the unsecured notes of Richard McShirley and Mr. Bradt, totaling $110,634, have been written off, and the unsecured note of Robert McShirley has been cancelled by the Company as part of the arrangement described below whereby Robert McShirley transferred 300,000 shares of common stock to the Company.

     Additional notes, with a principal amount of $124,000 each, were issued to the Company in September 2000 in connection with the issuance of 19,501 shares of Series 2-A Convertible Preferred Stock to each of Sandford Waddell, the Company's former Chief Financial Officer, and P. Scott Turner, the Company's former Chief Operating Officer. These notes are secured by the shares of related stock and, when originally issued, bore interest at an annual rate of 8%. The total outstanding principal balance of Mr. Waddell's note at January
31, 2001, was $124,000, and the total outstanding principal balance of Mr. Turner's note at January 31, 2001, was $124,000. These notes were accounted for as options, with a total of $154,642 non-cash compensation recorded as expense in the three months ended July 31, 2000.

     On March 8, 2001, in connection with Mr. Turner's resignation, the terms of Mr. Turner's note were revised to change the maturity date from September 18, 2003, to 90 days from his last day of employment and to limit the Company's recourse solely to the shares of Series 2-A Convertible Preferred Stock and related warrants securing Mr. Turner's obligations under his note. The average price per share of the Company's common stock on March 8, 2001 was $1.53. The balance of Mr. Turner's note on March 8, 2001 was $124,000. In addition, this note was combined with another note in principal amount of $50,000 representing amounts borrowed from the Company in October 2000 and originally subject to a two-year promissory note due on October 12, 2002, also bearing interest at a rate of 8% per annum. On June 28, 2001, the Company demanded payment in full on the combined note (which then had a balance of $174,000), and, thereafter, exercised its rights against the collateral securing Mr. Turner's obligations and took possession of the Series 2-A Convertible Preferred Stock and warrants which secured the note. The average price per share of the Company's common stock on June 28, 2001 was $0.37. The Company believed its only effective recourse was to take the collateral. As of October 31, 2001, there was no remaining balance on the combined note of Mr. Turner. The Company expensed $177,038 including accrued interest for the loss on taking possession of the collateral.

     On July 6, 2001, the terms of Mr. Waddell's note were revised to change the maturity date from September 18, 2003, to July 6, 2002, and to limit the Company's recourse solely to the shares of Series 2-A Convertible Preferred Stock securing Mr. Waddell's obligations under his note. The average price per share of the Company's common stock on July 6, 2001 was $0.33. The balance of Mr. Waddell's note on July 6, 2001 was $124,000. The outstanding balance of Mr. Waddell's note of $124,000 was written off on August 1, 2001 pursuant to an agreement under which the Company waived its right to exercise its rights against the collateral securing Mr. Waddell's obligations and instead cancelled Mr. Waddell's grant of 125,000 non-qualified employee options as of August 1, 2001. The average price per share of the Company's common stock on August 1, 2001 was $0.21.

     In October 2000, Robert McShirley borrowed $400,000 from the Company in exchange for a secured ninety-day promissory note bearing interest at a rate of 8% per annum and due on January 9, 2001. The note from Mr. McShirley was secured by 300,000 shares of the Company's common stock held by Mr. McShirley. The Company's sole recourse was to such shares. In late October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving an outstanding balance of $150,000. On January 30, 2001, the Board of Directors of the Company approved an extension of this note for 90 days. On March 8, 2001, in connection with Mr. McShirley's resignation, the terms of the note were extended to August 27, 2001, and all notes issued to the Company by Mr. McShirley were collectively secured by 300,000 shares of common stock held by Mr. McShirley, with the Company's recourse limited solely to such shares. The average price per share of the Company's common stock on March 8, 2001 was $1.53. Effective July 31, 2001, Mr. McShirley transferred such 300,000 shares of common stock to the Company, which cancelled this note and a notes in the principal amount of $68,164 and expensed $138,332 including accrued interest on the loss on cancellation of the note. The average price per share of the Company's common stock on July 31, 2001 was $0.33. As of October 31, 2001, there was no remaining balance on the notes receivable from Mr. McShirley.


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

     The following table is a calculation of basic and diluted earnings/(loss) per share:


                                                   For the nine months ended
                                              October 31, 2001  October 31, 2000
                                              ----------------  ----------------
   Net loss                                   $   (17,642,158)  $   (18,537,691)

   Less - deemed non-cash dividend to              (2,095,428)      (14,495,884)
            preferred shareholders
                                              ----------------  ----------------
   Net loss available to common shareholders  $   (19,737,586)  $   (33,033,575)


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

The  following  table  sets  forth summary information by segment (in thousands)

                         Three months to    Nine months to
                        -----------------  ----------------
                        October 31, 2001   October 31, 2000
                        -----------------  ----------------
Revenue
Financial Services                 126.2             146.8
CRM                                168.8             297.3
SCM                                 50.7              78.9
Professional Services              195.9             300.4
Distribution Services            1,859.0           2,723.2
Other                                 --               2.0
                        -----------------  ----------------
Total                            2,400.6           3,548.6
                        =================  ================

Net Loss before Taxes
Financial Services                (306.1)           (742.6)
CRM                               (167.0)           (369.3)
SCM                                (43.2)           (115.6)
Professional Services               17.7            (274.9)
Distribution Services             (524.7)           (737.5)
Corporate expenses              (3,683.9)         (9,198.8)
Impairment of goodwill                --          (4,078.9)

Interest expense                (1,306.2)         (2,108.7)
                        -----------------  ----------------
Total                           (6,013.4)        (17,626.3)
                        -----------------  ----------------



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

INTEREST  EXPENSE

     Interest expense increased to $1,306,216 for the three months ended October 31, 2001 from $3,698 for the three months ended October 31, 2000, an increase of $1,302,518, or 35,222.2%. The increase was due primarily to the increase in interest expenses related to the assumption of the Bridge Loan following the Acquisition and issuance of the Series A Convertible Note and the Series B Exchangeable Notes. Of this increase, $1,272,851 was in conjunction with the recognition of the beneficial conversion feature on convertible debt.

NET  LOSS  BEFORE  TAXES

     The net loss before taxes of $6,013,394 for the three months ended October 31, 2001 increased from $5,838,196 for the three months ended October 31, 2000, an increase of $175,198, or 3.0%. This increase was primarily due to the interest expense related to the Bridge Loan, the Series A Convertible Notes and the Series B Exchangeable Notes.

PROVISION  FOR  INCOME  TAXES

     There was a provision for income taxes of $12,212 for the three months ended October 31, 2001 compared to no tax provision for the three months ended October 31, 2000. This was due to the provision of corporate tax in Japan.

NET  LOSS

     The net loss of $6,025,606 for the three months ended October 31, 2001 increased from $5,838,196 for the three months ended October 31, 2000, an increase of $187,410, or 3.2%. This increase was primarily due to the interest expense related to the Bridge Loan, the Series A Convertible Notes and the Series B Exchangeable Notes.

NET  LOSS  AVAILABLE  TO  COMMON  SHAREHOLDERS

     The net loss available to common shareholders of $6,025,606 for the three months ended October 31, 2001 decreased from $13,465,683 for the three months ended October 31, 2001, a decrease of $7,440,077 or 55.3%. The decrease was due to no deemed dividend for preferred shareholders, partially offset by interest expense on convertible debt for the three months ended October 31, 2001 as compared to $7,627,487 for the three months ended October 31, 2000.


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

NET  LOSS  PER  COMMON  SHARE-BASIC  AND  DILUTED

     The net loss per common share of ($0.28) for the three months ended October 31, 2001 decreased from the net loss per common share of ($0.84) for the three months ended October 31, 2000. This was a result of the decreased net loss available to common shareholders for the quarter and the increase in the weighted average of outstanding common shares of 5,303,905, as noted above.

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

INTEREST  EXPENSE

     Interest expense increased to $2,108,708 for the nine months ended October 31, 2001 from $11,096 for the nine months ended October 31, 2000, an increase of $2,097,612, or 18,904.2%. The increase was due primarily to the increase in interest expenses related to the Bridge Loan, the Series A Convertible Notes and the Series B Exchangeable Notes. Of this increase, $1,702,445 was in conjunction with the recognition of the beneficial conversion feature on convertible debt.

NET  LOSS  BEFORE  TAXES

     The net loss before taxes of $17,626,287 for the nine months ended October 31, 2001 decreased from $18,536,091 for the nine months ended October 31, 2000, a decrease of $909,804, or 4.9%. The loss decreased because of the acquisition of assets of NetCel360 on June 22, 2001, and the resultant revenues generated from its operations, significant reduction in development and marketing expenses related to LiquidMarketplace(TM) and the Internet version of VSN, and a substantial decrease in the recognition of stock-based compensation.

PROVISION  FOR  INCOME  TAXES

     The provision for income taxes of $15,871 for the nine months ended October 31, 2001 increased from $1,600 for the nine months ended October 31, 2000, an increase of $14,271, or 891.9%. The increase was due to the provision for corporate tax in Japan.

NET  LOSS

     The net loss of $17,642,158 for the nine months ended October 31, 2001 decreased from $18,537,691 for the nine months ended October 31, 2000, a decrease of $895,533, or 4.8%. This increase was because of the acquisition of assets of NetCel360 on June 22, 2001, and the resultant revenues generated from its operations, significant reduction in development and marketing expenses related to LiquidMarketplace(TM) and the Internet version of VSN, and a substantial decrease in the recognition of stock-based compensation.


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

NET  LOSS  PER  COMMON  SHARE  -  BASIC  AND  DILUTED

     The net loss per common share of ($1.00) for the nine months ended October 31, 2001 decreased from net loss per common share of ($2.08) for the nine months ended October 31, 2000, a decrease of $1.08, or 51.9%. This decrease was primarily due to a decrease in the non-cash deemed dividend and beneficial conversion feature for the nine months ended October 31, 2001 and the increase in the weighted average of outstanding common shares of 3,873,339, as noted above.


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

DISCOUNT ON CONVERTIBLE NOTES

     On October 31, 2001, discount on convertible notes was $4,335,804, up $4,335,804 from no balance as of January 31, 2001. The increase was attributable to the assumption of Bridge Loan and convertible notes convertible into common stock at less than market price.


NOTES  PAYABLE

     On October 31, 2001, notes payable were $2,250,000, up $2,250,000 from no balance as of January 31, 2001. The increase was attributable to the assumption of the Bridge Loans pursuant to the acquisition of the assets of NetCel360 during June 2001.

TOTAL  CURRENT  LIABILITIES

     On October 31, 2001, total current liabilities totaled $8,596,165, up $7,685,762, or 844.2%, from $910,403 at January 31, 2001. This change is primarily the result of an increase in accounts payable, accrued liabilities, Series B Exchangeable Notes of $4,251,500 and notes payable acquired in relation to the acquisition of NetCel360 of $2,250,000, partially offset by the accrued contingent interest on convertible debt of $4,335,804. The funds used for operating expenses were for marketing, advertising, legal expenses, wages and related compensation expenses for the nine months ended October 31, 2001.


CONVERTIBLE  NOTES  PAYABLE

     On  October  31,  2001,  convertible  notes  payable  were  $4,558,056,  up
$4,558,056 from no balance as of January 31, 2001. The increase was attributable to the sale of $4,558,056 Series A Convertible Notes in June 2001.


DISCOUNT  ON  CONVERTIBLE NOTES

     On October 31, 2001, discount on convertible notes was $4,405,097, up $4,405,097 from no balance as of January 31, 2001. The increase was attributable to the sale of Series A Notes convertible into common stock at less than market price.

ACCRUED  INTEREST  AND  OTHER  PAYABLES

     On October 31, 2001, accrued interest expense was $165,187, up $165,187 from no balance as of January 31, 2001. The increase was attributable to the 10% interest accruing on Series A Notes.

LONG  TERM  LIABILITIES


     On October 31, 2001, total long term liabilities totaled $318,146, up $318,146 from no balance as of January 31, 2001. This change is primarily the result of an increase in convertible notes payable of $4,558,056 and accrued interest of $165,187, offset by the accrued contingent interest on convertible debt of $4,405,097.


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

COMMON  STOCK  ADDITIONAL  PAID-IN-CAPITAL


On  October  31,  2001,  paid-in-capital totaled $64,688,009, up $10,614,514, or
19.6%, from $54,073,495 at January 31, 2001. This increase reflects the issuance of stock related to the acquisition of assets of NetCel360 of $984,658, and the related beneficial conversion feature of $9,118,490 of the convertible notes payable and $1,324,856 issuance of warrants, as well as the exercise of the conversion feature of 759,352 shares of preferred to common stock for $1,991,434, and the recognition of a beneficial conversion feature related to the anti-dilution feature of the Series 2-A preferred stock of $2,095,428. This is partially offset by the cancellation of 300,000 shares for $96,000, the reduction of stock based deferred compensation of $4,807,373 due to expired and forfeited options, and by the exercise of warrants for $879 of common stock, during the nine months ended October 31, 2001.

DEFERRED  COMPENSATION

On October 31, 2001, deferred compensation was $86,667, down $5,718,184, or 98.5% from $5,804,851 at January 31, 2001. This decrease reflects the reduction of stock based deferred compensation of $4,807,373, due to expired and forfeited options, and $910,812 of expense recognized for stock based compensation.

ACCUMULATED  DEFICIT


On October 31, 2001, the accumulated deficit was $71,637,136, up $19,737,586 or 38.0% from $51,899,550 at January 31, 2001. This change resulted from the net loss of $17,642,158 and the recognition of a beneficial conversion feature related to the anti-dilution feature of the Series 2-A Convertible Preferred Stock of $2,095,428 during the nine months ended October 31, 2001.


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

TOTAL  SHAREHOLDERS'  DEFICIT


On October 31, 2001, total shareholders' deficit was $6,776,412, an increase of $2,898,097, or 74.7%, from $3,878,315 at January 31, 2001. This change resulted primarily from the issuance of stock related to the acquisition of assets of NetCel360, including the beneficial conversion feature of $9,118,490 and $1,324,856 issuance of warrants and the exercise of the conversion feature of 759,352 shares of preferred to common stock for $1,999,028, the cancellation of 300,000 shares, net against the recognition of a beneficial conversion feature related to the anti-dilution feature of the Series 2-A Convertible Preferred Stock of $2,095,428 and a decrease in deferred compensation due to stock based compensation of $910,812. This is partially offset by the net loss of $17,642,158 during the nine months ended October 31, 2001.


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


     The Consolidated Statements of Cash Flows for the nine months ended October 31, 2001, and 2000 show that net losses were $17,642,158 and $18,537,691, respectively. We used $7,421,013 in cash from operations during the nine months ended October 31, 2001. A significant non-cash entry was made to operating activities for stock based compensation expense for the nine months ended October 31, 2001, and 2000 of $910,812 and $9,648,565 respectively. In addition, a non-cash entry was made to operating activities for recognition of the loss on impairment fixed assets of $741,925, a loss on impairment of goodwill of $4,078,872, amortization of beneficial conversion feature on convertible debt of $1,702,445 and a write-off of notes receivable of $586,360 for the nine months ended October 31, 2001.


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

     The Company has sustained operating losses from operation since inception, has used, rather than provided, cash from operation and has an accumulated deficit of approximately $72 million as at October 31, 2001. Continued losses are projected for the following fiscal year, which raises doubts about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and contemplate continuation of the Company as a going concern. The report of the auditors of the Company's financial statements for the year ended January 31, 2001 states in an explanatory paragraph that there is substantial doubt and uncertainty about the Company's ability to continue as a going concern.

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

     Accordingly, we expect to continue to incur significant losses and experience negative cash flows in the foreseeable future. We will need to generate significant revenues to achieve profitability. In our current business model, we have never been profitable and we may not, under our current business model, be able to become profitable or to sustain profitability. As of October 31, 2001, we had recorded substantial operating losses and had an accumulated deficit of approximately $72 million.

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


VSOURCE,  INC.





By:  /s/  Phillip  E. Kelly
  --------------------------

     Phillip  E.  Kelly
     Chief Executive Officer
     (Principal Executive Officer)



By:  /s/  Dennis  M. Smith
  -------------------------

     Dennis M. Smith
     Chief Financial Officer
     (Principal Financial Officer)


Date:  May 8, 2002

                                  EXHIBIT INDEX


10.26(a)  Support  Services  Agreement  dated  October  24, 2001 between Vsource
          (CI)  Ltd,  Vsource,  Inc.  and  Gateway  Japan  Inc.
10.27 Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd.
---------------
(a)  Confidential  treatment  requested