Form 10-K/A
period 2002-01-31
VSOURCE INC
filed 2002-05-31
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K to include the disclosure required in Items 10 through 13 of Part III of the Form 10-K. No other changes have been made to the Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The name and certain information regarding each of our current and nominee directors is set forth below. There are no family relationships among our directors or executive officers.

Name	Age	Position
Phillip E. Kelly(1)	44	Co-Chairman of the Board of Directors and Chief Executive Officer
I. Steven Edelson(1)	42	Co-Chairman of the Board of Directors
Dennis M. Smith	51	Vice Chairman, Chief Financial Officer and Chief Strategy Officer
Scott T. Behan(2)	40	Director
Ramin Kamfar(2)	37	Director
Nathaniel C.A. Kramer(1)	40	Director
Robert N. Schwartz, Ph.D.(2)	62	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.

Phillip E. Kelly.    Mr. Kelly has served on our Board of Directors and as Co-Chairman of the Board of Directors since June 2001 pursuant to the terms of our acquisition agreement with NetCel360 Holdings Limited. He has served as our Chief Executive Officer since July 2001. Mr. Kelly was a co-founder of NetCel360 and served as the Chairman of its Board of Directors since its inception. From November 1994 to 1998, he served as President of Asia-Pacific for Dell Computer Corporation. Prior to joining Dell, Mr. Kelly worked in several capacities for Motorola, Inc., including as vice president and general manager of Motorola’s Landmobile Products Sector North Asian Division and as vice president and general manager of Motorola’s Western U.S. Division. Mr. Kelly holds a Bachelor of Business Administration from the University of San Diego, California.

I. Steven Edelson.    Mr. Edelson has served on our Board of Directors since January 2001. He was elected Acting Chairman in March 2001 and Co-Chairman in June 2001. Mr. Edelson has been Managing Director of Mercantile Companies, Inc., Northbrook, Illinois, since 1986. He is also a principal of Mercantile Capital Group, LLC, and the Managing Partner of Mercantile Capital Partners I, LP. Since 1995, Mr. Edelson has also served as Managing Director of International Facilities Group, a facilities development and management company.

        Dennis M. Smith.    Mr. Smith has served on our Board of Directors and as Vice Chairman since June 2001 pursuant to the terms of our acquisition agreement with NetCel360. He has served as our Chief Strategy Officer since July 2001 and also as our Chief Financial Officer since December 2001. Mr. Smith was a co-founder of NetCel360 and has lived and worked in finance in Asia since 1976. In 1984 he co-founded ChinaVest, one of the earliest and largest independent private equity firms in Asia. Prior to joining ChinaVest, Mr. Smith held senior positions in commercial banking and investment banking with First Chicago Corp. in Hong Kong, Singapore and the Philippines. He holds an MBA degree from Loyola University of Chicago.

Scott T. Behan.    Mr. Behan has served on our Board of Directors since August 1998. Since May 2001, Mr. Behan has been Vice President of Product Development of Xemod Incorporated, a privately held developer and manufacturer of radio frequency power amplifier components for the wireless communication and networking markets. For the prior five years, Mr. Behan was employed as the Executive Vice President of AML Communications, Inc., a manufacturer of wireless amplifiers, and was a director of AML until May 2001. Mr. Behan has a B.S. in Electrical Engineering from Worcester Polytechnic Institute.

Ramin Kamfar.    Mr. Kamfar has served on our Board of Directors since April 2000. Mr. Kamfar is a Managing Partner at New World Venture Partners, Inc., an investment banking boutique focusing on technology and new economy companies. Since 1993, Mr. Kamfar has also served in various capacities at New World Coffee—Manhattan Bagel, Inc., a company he founded, most recently as its Chairman and Chief Executive Officer. From 1988 to 1993 Mr. Kamfar worked in the investment banking department of Lehman Brothers, Inc., most recently as a vice president in private placements. Mr. Kamfar has a B.S. in Finance from the University of Maryland and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania.

Nathaniel C.A. Kramer.    Mr. Kramer has served on our Board of Directors since January 2001. Mr. Kramer is a principal of Mercantile Capital Group, LLC and is Managing Director of its New York office. From 1999 to 2000 he was a vice president with Allen & Company, Inc., a private equity firm. From 1994 to 1999, he was the president and chief executive officer of Greenhouse Film Group Limited and is currently the Chairman of its Board of Directors. Mr. Kramer produced the Emmy nominated documentary “Choices” and the Tony Award-winning 1998 revival of Arthur Miller’s “A View From the Bridge.”

Robert N. Schwartz, Ph.D.    Dr. Schwartz has served on our Board of Directors since August 1998. Since 1979, Dr. Schwartz has been a visiting professor at U.C.L.A and, since December 2000, the owner of a scientific consulting company, Channel Islands Scientific Consulting. From 1981 to 2000, Dr. Schwartz was a Senior Research Scientist at HRL Laboratories, LLC, Malibu, California. He has a B.A. in Mathematics, Chemistry and Physics and an M.S. in Chemical Physics from the University of Connecticut and a Ph.D. in Chemical Physics from the University of Colorado.

Board Meetings and Committees

The Board of Directors held fifteen meetings during the fiscal year ended January 31, 2002 (“Fiscal 2002”). On three other occasions, the Board of Directors took actions through unanimous written consents. Each director attended at least 75 percent of the aggregate of all meetings of the Board of Directors and the committees of the Board of Directors on which he was a member.

At the beginning of Fiscal 2002, our Board of Directors was comprised of the following seven members: Robert McShirley, Samuel Bradt, Mr. Edelson, Mr. Kramer, Mr. Kamfar, Mr. Behan and Dr. Schwartz. Messrs. McShirley and Bradt resigned from the Board of Directors in March 2001, and the Board of Directors did not fill the vacancies created by their resignations until it elected Messrs. Kelly and Smith to the Board of Directors in June 2001.

The Audit Committee currently consists of Messrs. Behan and Kamfar and Dr. Schwartz. The functions of the Audit Committee are noted in the Audit Committee report, included in this proxy statement, and in the Company’s Audit Committee charter, a copy of which was attached to our 2001 annual meeting proxy statement. The Audit Committee met four times during Fiscal 2002 and took one action by a unanimous written consent. Each of Mr. Behan, Mr. Kamfar and Dr. Schwartz is an independent director as defined in Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards.

In January 2001, we established a Compensation Committee consisting of Messrs. Bradt, Edelson and Kramer. Mr. Bradt resigned from the Board of Directors in March 2001, and Mr. Kelly joined the Compensation Committee upon his election to the Board of Directors in July 2001. Accordingly, the Compensation Committee currently consists of Messrs. Edelson, Kelly and Kramer.

The Compensation Committee is authorized to make recommendations to the full Board of Directors concerning the base salaries and cash bonuses of our executive officers and to review our employee compensation policies generally. It has also been authorized to administer our stock option/stock issuance plan. The Compensation Committee did not hold any meetings in Fiscal 2002 as the above-described duties were carried out by the full Board of Directors. A separate committee of the Board of Directors, consisting of Messrs. Kamfar and Kramer, administers our employee stock purchase plan.

Executive Officers

The following sets forth certain information with respect to the two current executive officers of Vsource who are not directors:

        John (“Jack”) G. Cantillon (age 37). Mr Cantillon has served as our Chief Operating Officer since October 2001. Prior to that, he served as a Senior Vice President of Vsource from July 2001, and was a Senior Vice President of NetCel360 from April 2001 to June 2001. Prior to joining NetCel360, Mr. Cantillon was with Dell Computers Asia-Pacific and Japan from May 1996 until April 2001 in various senior management positions, most recently as Corporate Director and Head of the Dell-online E-commerce Group for Dell Computers Asia-Pacific and Japan.

William R. DeKruif (age 42). Mr. DeKruif has served as Vice President of Global Sales and U.S. Operations since August 2001. Prior to that, he served as Vice President of U.S. Operations of Vsource from July 2001, and was Vice President of U.S. Operations of NetCel360 from October 2000 to June 2001. Prior to joining NetCel360, Mr. DeKruif was with Dell Computers from July 1997 to July 2000 in a variety of senior sales positions, most recently as Director of Sales.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file with the SEC reports of beneficial ownership on Form 3 and changes in beneficial ownership of our common stock and other equity securities on Form 4 or Form 5. SEC regulations require all officers, directors and greater than ten-percent stockholders to furnish us with copies of all Section 16(a) forms they file.

Based solely on the review of the copies of the reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent stockholders with respect to the fiscal year ending January 31, 2002, were complied with in a timely fashion with the following exceptions: Mr. Kelly, our Co-Chairman and Chief Executive Officer, filed a late amendment to a Form 4, Mr. Smith, our Vice Chairman and Chief Financial Officer, filed a late amendment to a Form 4, Mr. Kamfar, a director, filed a late Form 5, Dr. Schwartz, a director, filed a late Form 4, Mr. Cantillon, our Chief Operating Officer, filed a late Form 3, Mr. James Root, our former Senior Vice President, filed a late Form 3, Mr. Waddell, our former Chief Financial Officer, filed a late Form 4, NetCel360 Holdings Limited, a 10% shareholder, filed a late Form 4, and BAPEF Investments XII Ltd., a greater than 5% beneficial owner, filed a late Form 4 and Form 5.

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets forth information regarding the compensation for the last three completed fiscal years of (a) the two persons who served as our Chief Executive Officers during the most recent fiscal year, (b) the mostly highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of January 31, 2002, and whose total annual salary and bonus for the most recent fiscal year exceeded $100,000 and (c) two other executive officers who would have been among the highest paid executive officers if they had been executive officers as of January 31, 2002.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation			All Other Compensation
Name and Principal Position	Fiscal Year Ended Jan. 31,	Salary	Bonus	Restricted Stock Awards	Securities Underlying Options/SARs
*Phillip E. Kelly	2002	$106,789	$1,000	0	8,605,189		$126,914	(1)
Chief Executive Officer

†Robert C. McShirley	2002	$31,538	$0	0	0		$0
Former Chief Executive Officer	2001	147,115	0	0	0		115,000	(2)
	2000	114,000	0	0	200,000	(3)	0

*Dennis M. Smith	2002	$102,417	$1,000	0	6,134,615		$120,036	(4)
Chief Financial Officer

*John G. Cantillon	2002	$91,936	$10,216	0	2,517,008		$17,286	(5)
Chief Operating Officer

*William R. DeKruif	2002	$100,375	$1,000	0	250,000		$1,004	(6)
Vice President of U.S. Operations,
Global Sales and Marketing

†Sandford T. Waddell	2002	$112,460	$0	0	0		$1,250	(6)
Former Chief Financial Officer	2001	105,629	0	0	125,000		0
	2000	0	0	0	0		0

†Michael Shirman(7)	2002	$134,405	$50,000	0	0		$1,451	(6)
Former Chief Technology Officer

*	Joined in June 2001.
†	No longer employed by us. Mr. McShirley left the Company in March 2001, Mr. Waddell left in November 2001, and Mr. Shirman left in December 2001.
(1)
Includes the following paid by the Company on behalf of or to Mr. Kelly: (a) $45,186 in overseas housing allowance, (b) $63,839 for international tax equalization benefits and associated tax filing fee, (c) $680 in Hong Kong Mandatory Provident Fund contribution, (d) $14,176 in health insurance premiums, and (e) $3,036 in relocation expenses.

(2)	Represents the forgiveness of amounts that we had advanced to Robert McShirley and related payments to compensate Mr. McShirley for the tax consequences of the advances.
(3)
We granted Mr. McShirley options to purchase 100,000 shares of common stock on May 15, 1999, with an exercise price of $0.75 per share. In addition, on May 15, 1999, we repriced options to purchase 100,000 shares of common stock which we had granted on August 4, 1998.

(4)
Includes the following paid by the Company on behalf of or to Mr. Smith: (a) $83,961 in housing allowance, (b) $16,566 in education allowance for one of Mr. Smith’s children, (c) $12,311 for a tax filing fee, (d) $936 in Hong Kong Mandatory Provident Fund contribution, and (e) $6,265 in health insurance premiums for Mr. Smith and certain of his family members.

(5)	Represents a composite allowance paid to Mr. Cantillon.
(6)	Represents 401(k) Plan contributions paid by the Company.
(7)	Mr. Shirman joined the Company in February 2001 and left the Company in December 2001.

Options

The following table sets forth certain information with respect to each of the executive officers listed in the Summary Compensation Table above concerning individual grants of options to purchase common stock made during Fiscal 2002. Since January 31, 2002, we have granted options to three current executive officers and directors to purchase an aggregate of 267,710 shares of our common stock.

Option Grants In Last Fiscal Year
(Individual Grants)

Name and Principal Position	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year(1)	Exercise of Base Price Per Share	Expiration Date
*Phillip E. Kelly	723,240	2.6%	$0.01	11/20/11	(2)
Chief Executive Officer	6,129,949	22.4%	$0.10	12/18/11	(3)
	1,752,000	6.4%	$0.10	12/18/11	(4)

†Robert C. McShirley	—	—	—	—
Former Chief Executive Officer

*Dennis M. Smith	229,241	0.8%	$0.01	11/20/11	(5)
Chief Financial Officer	4,574,124	16.7%	$0.10	12/18/11	(6)
	1,331,250	4.9%	$0.10	12/18/11	(7)

*John G. Cantillon	1,517,008	5.5%	$0.29	11/20/11	(8)
Chief Operating Officer	1,000,000	3.7%	$0.17	01/14/12	(9)

*William R. DeKruif	250,000	0.1%	$0.29	11/20/11	(10)
Vice President of Global Sales and U.S. Operations

†Sandford T. Waddell	—	—	—	—
Former Chief Financial Officer

†Michael Shirman	—	—	—	—
Former Chief Technical Officer

*	Joined in June 2001.
†	No longer employed by us. Mr. McShirley left the Company in March 2001, Mr. Waddell left in November 2001, and Mr. Shirman left in December 2001.
(1)	Based on an aggregate of 27,346,309 options granted to directors and employees of the Company in Fiscal 2002, including the executive officers listed in the Summary Compensation Table above.
(2)
On November 20, 2001, Mr. Kelly was granted options to purchase 723,240 shares of common stock at an exercise price of $0.01 per share, vesting on March 23, 2002. The fair market value of our common stock on the grant date was $0.29 per share.

(3)
On December 18, 2001, Mr. Kelly was granted options to purchase 6,129,949 shares of common stock at an exercise price of $0.10 per share, vesting 50% on June 22, 2001, and the rest vesting in four equal quarterly installments beginning on September 22, 2001. The fair market value of our common stock on the grant date was $0.18 per share.

(4)
On December 18, 2001, Mr. Kelly was granted options to purchase 1,752,000 shares of common stock at an exercise price of $0.10 per share, vesting in four equal quarterly installments beginning on September 22, 2001. The fair market value of our common stock on the grant date was $0.18 per share.

(5)
On November 20, 2001, Mr. Smith was granted options to purchase 229,241 shares of common stock at an exercise price of $0.01 per share, vesting on March 23, 2002. The fair market value of our common stock on the grant date was $0.29 per share.

(6)
On December 18, 2001, Mr. Smith was granted options to purchase 4,574,124 shares of common stock at an exercise price of $0.10 per share, vesting 50% on June 22, 2001, and the rest vesting in four equal quarterly installments beginning on September 22, 2001. The fair market value of our common stock on the grant date was $0.18 per share.

(7)
On December 18, 2001, Mr. Smith was granted options to purchase 1,331,250 shares of common stock at an exercise price of $0.10 per share, vesting in four equal quarterly installments beginning on September 22, 2001. The fair market value of our common stock on the grant date was $0.18 per share.

(8)
On November 20, 2001, Mr. Cantillon was granted options to purchase 1,517,008 shares of common stock at an exercise price of $0.29, vesting 33.3% on December 22, 2001, and the balance in four equal quarterly installments beginning on March 22, 2002. The fair market value of our common stock on the grant date was $0.29 per share.

(9)
On January 14, 2002, Mr. Cantillon was granted options to purchase 1,000,000 shares of common stock at an exercise price of $0.17 per share, vesting 16.67% on July 14, 2002, and the balance in ten equal quarterly installments beginning on October 14, 2002. The fair market value of our common stock on the grant date was $0.17 per share.

(10)
On November 20, 2001, Mr. DeKruif was granted options to purchase 250,000 shares of common stock at an exercise price of $0.29 per share, vesting 25% on December 22, 2001, and the rest in six equal installments beginning on March 22, 2002. The fair market value of our common stock on the grant date was $0.29 per share.

The following table sets forth certain information with respect to each of the executive officers listed in the Summary Compensation Table above concerning unexercised options to purchase common stock held as of the end of the fiscal year ended January 31, 2002. None of these executive officers exercised any options to purchase common stock during the fiscal year.

Fiscal Year-End Option/SAR Values

	Number of Securities Underlying Unexercised Options at January 31, 2002		Value of Unexercised In-the-Money Options January 31, 2002(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Phillip E. Kelly	5,473,462	3,131,727	$273,673	$156,586
Chief Executive Officer

†Robert C. McShirley	—	—	—	—
Former Chief Executive Officer

*Dennis M. Smith	4,096,218	2,038,397	$204,811	$101,920
Chief Financial Officer

*John G. Cantillon	505,669	2,011,339	$0	$0
Chief Operating Officer

*William R. DeKruif	62,500	187,500	$0	$0
Vice President of Global Sales and U.S. Operations

†Sandford T. Waddell	—	—	—	—
Former Chief Financial Officer

†Michael Shirman	—	—	—	—
Former Chief Technical Officer

*	Joined in June 2001.
†	No longer employed by us. Mr. McShirley left the Company in March 2001, Mr. Waddell left in November 2001, and Mr. Shirman left in December 2001.
(1)
Value is calculated in accordance with SEC rules by subtracting the exercise price per share for each option from the fair market value of the underlying common stock as of January 31, 2002, and multiplying that difference by the number of shares of common stock subject to the option. The fair market value of one share of common stock as of January 31, 2002, was $0.15.

Equity Compensation Plan Information

The following table sets forth certain information as of January 31, 2002 about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Equity Compensation Plan Table

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	26,715,507	$0.13	11,456,226
Equity compensation plans not approved by security holders(2)	792,344	$2.46	2,656
Total	27,507,851	$0.20	11,458,882

(1)
Consists of two plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan. Both plans were approved by stockholders at our 2001 annual meeting. The maximum number of shares of common stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable) but in no event will the maximum number of shares of common stock which may be issued under this plan as incentive stock options exceed 20,000,000. As of January 31, 2002, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 31,171,733. The maximum number of shares of common stock that may be purchased under our Employee Stock Purchase Plan is 7,000,000. During Fiscal 2002, no shares of common stock were purchased pursuant to the Employee Stock Purchase Plan.

(2)
In July 2000, the Company approved a stock option plan (the “2000 Plan”). The 2000 Plan has not been approved by our stockholders. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 795,000 shares of common stock (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board of Directors. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. The Company does not intend to issue any further options under the 2000 Plan.

Compensation Committee Interlocks and Insider Participation

Robert McShirley was appointed to our Compensation Committee in January 2001 upon its formation. At the time, Mr. McShirley was our Chief Executive Officer. In June 2001, our Board of Directors appointed Mr. Kelly, our current Co-Chairman of the Board of Directors and Chief Executive Officer, to the Compensation Committee. Our Compensation Committee, however, did not meet during Fiscal 2002.

Compensation of Directors

Apart from the compensation agreement relating to Mr. Edelson referenced below, we do not currently have any standard arrangements for compensating our directors for services provided as directors.

We have agreed on a director’s compensation agreement with Mr. Edelson. This agreement is described under “Certain Transactions” in Item 13 below.

On November 20, 2001, we granted each of our non-employee directors options to purchase an aggregate of 75,000 shares of common stock at a purchase price of $0.29 per share with an expiration date of November 19, 2011. These options vest in eight equal quarterly installments beginning on February 20, 2002.

Compensation of Executive Officers

Certain of our executive officers have employment agreements. These agreements are described under “Certain Transactions” in Item 13 below.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

During Fiscal 2002, the Board of Directors set the salaries and other compensation of the Company’s executive officers and certain other key employees and administered the Company’s stock option and bonus plans. Although the Board of Directors formed a Compensation Committee in January 2001, the committee did not meet during the last fiscal year.

General Compensation Policy

For Fiscal 2002, the Board of Directors determined the base salary for executive officers, other than for the Chief Executive Officer, based largely on recommendations by the Company’s Chief Executive Officer. The goal of the Board of Directors’ compensation policy during the last fiscal year was to retain, motivate and reward management through the Company’s compensation policies and awards. Generally, compensation of executive officers is designed to be competitive, to reward exceptional performance and to align the interest of executive officers with the interests of stockholders. The Board of Directors has approved compensation policies consistent with these goals and has authorized the Compensation Committee to supervise the implementation of these policies.

The compensation program for executives consists of three basic elements:

•	a base salary;

•	performance-based bonuses; and

•	periodic grants of stock options.

Base Salary.    Base salary is generally set within the ranges of salaries of executive officers with comparable qualifications, experience and responsibilities at other companies of similar size, complexity and profitability taking into account the position involved and the level of the executive’s experience. In addition, consideration is given to other factors, including an officer’s contribution to the Company as a whole.

Bonus Compensation.    The Board of Directors believes that cash bonuses are an important part of executive officer’s compensation. The actual amount to be awarded to an executive officer is contingent upon the Company meeting specified Company goals and the officer meeting specified individual goals, with Company performance having a significantly heavier weighting in the calculation of an executive officer’s bonus.

Long Term Incentives.    Currently, stock options are the Company’s primary long-term incentive vehicle. Substantially all of the Company’s employees are eligible for stock option awards on an annual basis. Whether an award is made, and the size of the award, is based on position, responsibilities and Company and individual performance. During Fiscal 2002, we awarded stock options to purchase an aggregate of 17,506,812 shares of common stock to Mr. Kelly and our other current executive officers.

The Compensation Committee has the authority to review annually the annual and long-term compensation of all of the Company’s executives and employees to assure that all such executives and employees continue to be properly motivated to serve the interests of the Company’s stockholders.

Federal tax law establishes certain requirements in order for compensation exceeding $1 million earned by certain executives to be deductible. Because no executive officer had total compensation exceeding $1 million in the previous fiscal year, the Board of Directors has not found it necessary to address the issues related to these requirements.

Executive Compensation for the Fiscal Year Ended January 31, 2002

During Fiscal 2002, the Company had two serving Chief Executive Officers, Robert McShirley and Phillip Kelly. Mr. McShirley served as the Company’s Chief Executive Officer from the start of Fiscal 2002 until March 2001. During that period, Mr. McShirley received a salary of $31,538. In addition, the Company forgave the repayment of a promissory note in the principal amount of $75,000 issued by Mr. McShirley to the Company on January 31, 2000, which amount had represented amounts that had been advanced to Mr. McShirley over three years, and the Company paid withholding taxes of approximately $40,000 to compensate him for the tax consequences of the forgiveness of the advanced amount. Mr. Kelly has served as the Company’s Chief Executive Officer since July 2001. From his start date until the end of the fiscal year in January 31, 2002, Mr. Kelly received a salary of $106,789 and a $1,000 bonus. In addition, Mr. Kelly received other compensation in the amount of $126,914. The current Board of Directors, as well as the current members of the Compensation Committee, believe that Mr. McShirley’s and Mr. Kelly’s salary and other compensation, as well as the salaries of other current executive officers and the stock option grants granted to current executive officers for the fiscal year ended January 31, 2002, were determined in a manner generally consistent with the factors described above.

Phillip E. Kelly
I. Steven Edelson
Dennis M. Smith
Scott T. Behan
Ramin Kamfar
Nathaniel C.A. Kramer
Robert N. Schwartz, Ph.D.

COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN

        The following graph compares the cumulative total stockholder return on our common stock on January 31, 1997, and as of the end of each fiscal year through January 31, 2002, with the cumulative total return of the Nasdaq Composite Index, the Goldman Sachs Technology Services Index and the Morgan Stanley High Tech Index. This graph assumes the investment of $100 on February 1, 1997, in our common stock, the Nasdaq Composite Index, the Morgan Stanley High Tech Index, the Goldman Sachs Technology Services Index and the reinvestment of dividends. No dividends have been declared or paid on our common stock during the period. The stock price performance shown on the graph following is not necessarily indicative of future price performance.

In our proxy statement distributed to stockholders in connection with last year’s annual meeting, we presented a graph comparing the cumulative total stockholder return on our common stock with the cumulative total return of the Amex Internet Index. As we stated in that proxy statement, we no longer believe that the Amex Internet Index represents a relevant industry index with which to compare our stock price performance and this index is no longer included for comparison purposes. Moreover, in last year’s proxy statement we also compared the cumulative total stockholder return on our common stock with the Morgan Stanley High Technology Index. In order to refine our index comparison, we have chosen to use the Goldman Sachs Technology Services Index instead of the Morgan Stanley High Technology Index because we believe that the companies that comprise that index better represent our line of business. Accordingly, in the future we will substitute the Goldman Sachs Technology Services Index for the Morgan Stanley High Technology Index. Finally, although our common stock stopped trading on the Nasdaq National Market on December 21, 2001, and now trades on the OTC Bulletin Board, we have compared the cumulative total stockholder return of our common stock with the Nasdaq Composite Index.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth certain information, as of May 1, 2002, regarding the beneficial ownership of our common stock by (i) all persons or entities who beneficially own 5% or more of our common stock, (ii) each of our current directors and nominee directors, (iii) the executive officers listed in the Summary Compensation Table below, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 1, 2002, there were 34,259,220 shares of common stock outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Total Common Stock Outstanding(2)	Percent of Total Outstanding(3)
GREATER THAN FIVE PERCENT BENEFICIAL OWNERS
BAPEF Investments XII Ltd.(4)	34,945,573	52.85%	22.83%
Victoria Road, St. Peter Port
Guernsey, Channel Islands

Mercantile Capital Partners, I LP(5)	16,189,592	32.09%	10.57%
1372 Shermer Road
Northbrook, IL 60062

CURRENT AND NOMINEE DIRECTORS
I. Steven Edelson(6)	23,155,778	40.58%	15.12%
1372 Shermer Road
Northbrook, IL 60062

Nathaniel C. A. Kramer(7)	19,273,332	36.24%	12.59%
641 Lexington Avenue, Suite 1450
New York, NY 10022

Ramin Kamfar(8)	65,207	*	*
666 Greenwich St., #710
New York, NY 10014

Robert N. Schwartz, Ph.D(9)	60,897	*	*
770 Paularino Avenue
Costa Mesa, CA 92626

Scott T. Behan(10)	28,990	*	*
902 E. Liberty Lane
Gilbert, AZ 85296

Phillip E. Kelly(11)	28,571,017	49.98%	18.66%
Unit 501, AXA Centre
151 Gloucester Road, Wanchai
Hong Kong

Dennis M. Smith(12)	11,346,964	26.33%	7.41%
Unit 501, AXA Centre
151 Gloucester Road, Wanchai
Hong Kong

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Total Common Stock Outstanding(2)	Percent of Total Outstanding(3)
EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
John G. Cantillon(13)	15,791,536	31.55%	10.31%
Level 12, Menara HLA
No. 3, Jalan Kia Peng
Kuala Lumpur, Malaysia

William R. DeKruif	128,000	*	*
16875 West Bernardo Drive
Suite 250
San Diego, CA 92127

FORMER EXECUTIVE OFFICERS
Robert C. McShirley(14)	224,927	*	*
4536 Falkirk Bay
Oxnard, CA 93035

Michael Shirman(15)	0	0%	0%
311 Hopkins Avenue
Hermosa Beach, CA 90254

Sandford T. Waddell(16)	64,100	*	%
1822 Marisol Drive
Ventura, CA 93001

Current and nominee directors and executive officers as a group (9 persons)(17)	79,167,139	75.30%	51.71%

*	Less than 1%.
(1)
Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares. The number of shares shown as beneficially owned by any person or entity includes all preferred convertible stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of May 1, 2002.

(2)
The percentages of beneficial ownership shown assume the exercise or conversion of all preferred convertible stock, options, warrants and other securities convertible into common stock held by such person or entity currently exercisable within 60 days of May 1, 2002 but not the exercise or conversion of preferred convertible stock, options, warrants and other convertible securities held by other holders of such securities.

(3)
Based on a total of 153,097,350 shares of common stock outstanding on a fully-diluted basis as of May 1, 2002, which is derived from (a) 34,259,220 shares of common stock, (b) 1,622,468 shares of Series 1-A Preferred Stock converted into common stock on a 1:3.04 basis, (c) 1,166,869 shares of Series 2-A Preferred Stock converted into common stock on a 1:3.20 basis, (d) 49,552,800 shares of common stock issuable upon conversion of our Series A convertible promissory notes (the “Series A Convertible Notes”), (e) 36,203,480 shares of common stock issuable upon the exercise of all of our outstanding (i) Series B Warrants issued under the Exchangeable Note and Warrant Purchase Agreement (the “Series B Agreement”) dated July 12, 2001, and (ii) Series B-1 Warrants issued under the Exchangeable Note and Warrant Purchase Agreement dated January 28, 2002 (the “Series B-1 Agreement”), (f) 1,761,724 shares of common stock issuable upon the conversion of all our other outstanding convertible securities, and (g) 22,653,842 shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of May 1, 2002.

(4)	BAPEF Investments XII, Limited (“BAPEF”) serves as an investment vehicle for a private equity fund composed of several limited partnerships and is the beneficial owner of all shares of common stock reported above. Includes 10,875,600 shares of common stock issuable upon conversion of Series A Convertible Notes, 10,250,000 shares of common stock issuable upon exercise of a Series B Warrant and 10,736,785 shares of common stock issuable upon exercise of a Series B-1 Warrant.

(5)
Includes (a) 624,025 shares of Series 2-A Preferred Stock, which are convertible into 1,996,880 shares of common stock, (b) 54,312 shares of common stock issuable upon the exercise of a warrant and (c) 14,138,400 shares of common stock which are issuable upon the conversion of a Series A Convertible Note. These shares are also beneficially owned by (a) Mercantile Capital Group, LLC (“MCG”), the general partner of Mercantile Capital Partners I, L.P. (“MCP”), (b) Mercantile Capital Management Corp. (“MCM”), a manager of MCG, (c) Michael A Reinsdorf, a member of MCP and a member of the Investment Committee of MCM, and (d) Messrs. Edelson and Kramer. See Notes 6 and 7 respectively.

(6)
Includes shares beneficially owned by Mr. Edelson in his capacity as (a) a managing member of Mercantile Equity Partners III, LLC (“MEP, LLC”), and a trustee of the Edelson Family Trust dated September 17, 1997, who is also a managing member of MEP, LLC, (b) a member of MCG, (c) a member of the Investment Committee of MCM, and (d) a managing member of Mercantile Asia, LLC (“MA, LLC”). MCG is the general partner of MCP. MEP, LLC is the general partner of Mercantile Equity Partners III, L.P. (“MEP, LP”). MEP, LP directly holds 91,161 shares of Series 1-A Preferred Stock which are convertible into 277,129 shares of common stock. See Note 5 for detail on shares beneficially owned by MCP. MA, LLC is the general partner of Mercantile Asia Investors, L.P., which is the managing member of Asia Investors Group, LLC, which is the general partner of Asia Investing Group, LP (“AIG, LP”), which is the managing member of Asia Internet Investment Group I, LLC (“AIIG”). AIIG directly holds (a) 346,990 shares of common stock, and (b) a Series A Convertible Note which is currently convertible into 2,718,000 shares of common stock. In addition, Mr. Edelson is also the trustee of the Mercantile Companies Inc. Money Purchase Plan which holds 3,838 shares of Series 1-A Preferred Stock which are convertible into 11,667 shares of common stock. Also includes 3,612,400 shares of common stock issuable upon exercise of Mr. Edelson’s stock options.

(7)
Includes shares beneficially owned by Mr. Kramer in his capacity as (a) a member of MCG, the general partner of MCP, (b) a member of the Investment Committee of MCM, and (c) a managing member of MA, LLC, which is the managing member of AIG, LP, which is the managing member of AIIG. See Note 5 for detail on shares beneficially owned by MCP and AIIG, respectively. Also includes 18,750 shares of common stock issuable upon exercise of Mr. Kramer’s stock options.

(8)
Includes 43,957 shares of common stock held by New World Investment Partners, of which Mr. Kamfar is a principal. Also includes 18,750 shares of common stock issuable upon exercise of Mr. Kamfar’s stock options.

(9)	Includes 18,750 shares of common stock issuable upon exercise of Mr. Schwartz’s stock options.
(10)	Includes 18,750 shares of common stock issuable upon exercise of Mr. Behan’s stock options.
(11)
Includes (a) 8,346,000 shares of common stock issuable upon conversion of a Series A Convertible Note, (b) 3,843,750 shares of common stock issuable upon exercise of a Series B Warrant, and (c) 2,013,147 shares of common stock issuable upon exercise of a Series B-1 Warrant. Also includes 8,700,039 shares of common stock issuable upon exercise of Mr. Kelly’s stock options.

(12)	Includes a Series A Convertible Note, which is convertible into 2,599,200 shares of common stock. Also includes 6,229,090 shares of common stock issuable upon exercise of Mr. Smith’s stock options.
(13)
Includes (a) 10,875,600 shares of common stock issuable upon conversion of a Series A Convertible Note, (b) 2,562,500 shares of common stock issuable upon exercise of a Series B Warrant, and (c) 1,342,098 shares of common stock issuable upon exercise of a Series B-1 Warrant. Also includes 1,011,338 shares of common stock issuable upon exercise of Mr. Cantillon’s stock options.

(14)	No longer employed by us. Mr. McShirley left the Company in March 2001.
(15)	No longer employed by us. Mr. Shirman left the Company in December 2001.
(16)
No longer employed by us. Mr. Waddell left the Company in November 2001. Represents 62,403 shares of common stock issuable upon conversion of 19,501 shares of Series 2-A Preferred Stock held by Mr. Waddell and 1,697 shares of common stock issuable upon exercise of a warrant held by Mr. Waddell.

(17)
Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting and/or investment powers. Also includes an aggregate of 19,752,867 shares of common stock issuable upon exercise of stock options held by all nominee directors and current executive officers as a group.

Preferred Stock

Series 1-A Convertible Preferred Stock

The Series 1-A Preferred Stock votes as a single class with the common stock and the Series 2-A Preferred Stock, with each share of Series 1-A Preferred Stock and Series 2-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of the Series 1-A Preferred Stock is currently convertible into approximately 3.04 shares of common stock.

The following table sets forth certain information as of May 1, 2002, regarding the beneficial ownership of Series 1-A Preferred Stock by (i) all persons or entities who beneficially own 5% or more of our outstanding Series 1-A Preferred Stock, (ii) each of our current directors and nominee directors, (iii) the executive officers listed in the Summary Compensation Table below, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 1, 2002, there were 1,622,468 shares of Series 1-A Preferred Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total Series 1-A Preferred Stock Outstanding	Percent of Total Outstanding(1)

GREATER THAN FIVE PERCENT BENEFICIAL OWNERS
787, LLC	191,918	11.83%	*
9919 S.E. Fifth Street
Bellevue, WA 98004

Jefferies Employees Merchant Banking Fund LLC	136,318	8.40%	*
11100 Santa Monica Blvd.
Los Angeles, CA 90025

Denmore Investments Ltd	115,151	7.10%	*
One World Financial Center
200 Liberty St., Tower A
New York, NY 10281

U.S. West Internet Ventures	115,151	7.10%	*
1801 California St., Suite 5100
Denver, CO 80202

Fidelity National Title Insurance Company of New York	95,959	5.91%	*
3916 State Street, Suite 28
Santa Barbara, CA 93105

The R S Orphan Fund LP	95,383	5.88%	*
388 Market Street Nbr 200
San Francisco, CA 94111

Mercantile Equity Partners III L.P.(2)	91,161	5.62%	*
1372 Shermer Road
Northbrook, IL 60062

PPM America Private Equity	90,705	5.59%	*
225 West Wacker Drive, Suite 1200
Chicago, IL 60606

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total Series 1-A Preferred Stock Outstanding	Percent of Total Outstanding(1)

CURRENT AND NOMINEE DIRECTORS
I. Steven Edelson(3)	94,999	5.86%	*
1372 Shermer Road
Northbrook, IL 60062

Current and nominee directors and executive officers as a group (1 person)(3)	94,999	5.86%	*

*	Less than 1%.
(1)
The percentages of beneficial ownership assume the conversion into common stock of all Series 1-A Preferred Stock held by such person or entity and is based on a total of 153,097,350 shares of common stock outstanding on a fully diluted basis as of May 1, 2002, which is derived from (a) 34,259,220 shares of common stock, (b) 1,622,468 shares of Series 1-A Preferred Stock converted into common stock on a 1:3.04 basis, (c) 1,166,869 shares of Series 2-A Preferred Stock converted into common stock on a 1:3.20 basis, (d) 49,552,800 shares of common stock issuable upon conversion of our Series A Convertible Notes, (e) 36,203,480 shares of common stock issuable upon the exercise of all of our outstanding (i) Series B Warrants and (ii) Series B-1 Warrants, (f) 1,761,724 shares of common stock issuable upon the conversion of all our other outstanding convertible securities, and (g) 22,653,842 shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of May 1, 2002.

(2)	These shares are also beneficially owned by (a) MEP, LLC, its general partner, (b) Michael A. Reinsdorf, as a managing member of MEP, LLC, and (c) Mr. Edelson. See Note 3.
(3)
Mr. Edelson is the beneficial owner of these shares solely through his capacity as (a) a managing member of MEP, LLC and a trustee of the Edelson Family Trust dated September 17, 1997, which is also a managing member of MEP, LLC, and (b) the trustee of the Mercantile Companies Inc. Money Purchase Plan which holds 3,838 shares of Series 1-A Preferred Stock. Mr. Edelson disclaims beneficial ownership of all these shares except to the extent of his pecuniary interest in these shares.

Series 2-A Convertible Preferred Stock

The Series 2-A Preferred Stock votes as a single class with the common stock and Series 2-A Preferred Stock, with each share of Series 1-A Preferred Stock and Series 2-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of the Series 2-A Preferred Stock is currently convertible into approximately 3.20 shares of common stock.

The following table sets forth certain information as of May 1, 2002, regarding the beneficial ownership of Series 2-A Preferred Stock by (i) all individuals known to beneficially own 5% or more of our outstanding Series 2-A Preferred Stock, (ii) each of our current directors and nominee directors, (iii) the executive officers listed in the Summary Compensation Table below, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 1, 2002, there were 1,166,869 shares of Series 2-A Preferred Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total Series 2-A Preferred Stock Outstanding	Percent of Total Outstanding(1)

GREATER THAN FIVE PERCENT BENEFICIAL OWNERS
Mercantile Capital Partners I LP(2)	624,025	53.48%	1.30%
1372 Shermer Road
Northbrook, IL 60062

Crestview Capital Fund LP	132,605	11.36%	*
c/o Dillion Capital
3000 Dundee Road, Suite 105
Northbrook, IL 60062

Bruce Nakfoor	78,003	6.68%	*
4207 Creek Ledge
Austin, TX 78731

The Mabinogi LLC	63,183	5.41%	*
c/o Chartwell Capital Management
922 Plaza 600 Building
600 Stewart Street
Seattle, CA 98101

CURRENT AND NOMINEE DIRECTORS
I. Steven Edelson(3)	624,025	53.48%	1.30%
1372 Shermer Road
Northbrook, IL 60062

Nathaniel C. A. Kramer(4)	624,025	53.48%	1.30%
641 Lexington Avenue
Suite 1450
New York, NY 10022

FORMER EXECUTIVE OFFICERS
Sandford T. Waddell	19,501	1.67%	*
1822 Marisol Drive
Ventura, CA 93001

Current and nominee directors and executive officers as a group (2 persons)	624,025	53.48%	1.30%

*	Less than 1%.
(1)
The percentages of beneficial ownership assume the conversion into common stock of all Series 2-A Preferred Stock held by such person or entity and is based on a total of 153,097,350 shares of common stock outstanding on a fully diluted basis as of May 1, 2002, which is derived from (a) 34,259,220 shares of common stock, (b) 1,622,468 shares of Series 1-A Preferred Stock converted into common stock on a 1:3.04 basis, (c) 1,166,869 shares of Series 2-A Preferred Stock converted into common stock on a 1:3.20 basis, (d) 49,552,800 shares of common stock issuable upon conversion of our Series A Convertible Notes, (e) 36,203,480 shares of common stock issuable upon the exercise of all of our outstanding

(i) Series B Warrants and (ii) Series B-1 Warrants, (f) 1,761,724 shares of common stock issuable upon the conversion of all our other outstanding convertible securities, and (g) 22,653,842 shares of common stock issuable upon the exercise of stock options currently exercisable within 60 days of May 1, 2002.

(2)
These shares are also beneficially owned by (a) MCG, the general partner of MCP, (b) MCM, a manager of MCG, (c) Michael A. Reinsdorf, a member of MCP and a member of the Investment Committee of MCM, and (d) Messrs. Edelson and Kramer. See Notes 3 and 4, respectively.

(3)
Mr. Edelson is the beneficial owner of these shares solely through his capacity as a member of MCG and a member of the Investment Committee of MCM. Mr. Edelson disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest in these shares.

(4)
Mr. Kramer is the beneficial owner of these shares solely through his capacity as a member of MCG and a member of the Investment Committee of MCM. Mr. Kramer disclaims beneficial ownership of all of these shares except to the extent of his pecuniary interest in these shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NetCel360 Acquisition

On June 22, 2001, we acquired substantially all of the assets of NetCel360 Holdings Limited (“NetCel360”). In connection with the acquisition, we issued a total of 3,709,699 shares of our common stock to NetCel360 (the “Consideration Shares”), of which 2,774,213 shares were issued on June 22, 2001 and the remaining 935,486 shares were issued on February 7, 2002. We also assumed approximately $3.7 million of bridge financing (the “Bridge Loan”), $1.25 million in principal amount of which we discharged by issuing Series A Convertible Notes in exchange and the remainder of which we discharged on December 18, 2001 by issuing 11,620,310 shares of our common stock at a conversion rate of $0.20 per share.

In connection with completing the acquisition, Mr. Kelly was appointed our Co-Chairman and Chief Executive Officer. Prior to the acquisition, Mr. Kelly was the Chief Executive Officer and Chairman of NetCel360. As a result of Mr. Kelly’s direct ownership interest in NetCel360, he received 235,235 Consideration Shares. In addition, through his indirect ownership interest in NetCel360, 290,280 Consideration Shares are distributable to Mr. Kelly. Because Mr. Kelly does not control the distribution of such 290,280 Consideration Shares, he does not claim beneficial ownership of such shares. At the time of the acquisition, Mr. Kelly held $1.9 million in principal amount of the Bridge Loan. On June 25, 2001, we repaid to Mr. Kelly $200,000 in principal amount and accrued interest of the Bridge Loan, and Mr. Kelly surrendered $767,414 in principal amount and accrued interest of the Bridge Loan in exchange for a Series A Convertible Note in principal amount of $767,414. On December 15, 2001, Mr. Kelly purchased an additional $135,783 in principal and accrued interest of the Bridge Loan from other holders of the Bridge Loan for $67,892 in cash. We discharged our remaining obligations to Mr. Kelly under the Bridge Loan on December 18, 2001 by converting the remaining balance of Mr. Kelly’s Bridge Loan into 5,432,846 shares of our common stock in accordance with the terms of the Bridge Loan.

        In connection with completing the acquisition, Mr. Smith was appointed our Vice Chairman and Chief Strategy Officer. In December 2001, he was also appointed as our Chief Financial Officer. Prior to the acquisition, Mr. Smith was NetCel360’s Vice Chairman. As a result of Mr. Smith’s direct ownership interest in NetCel360, he received 107,095 Consideration Shares. In addition, through his indirect ownership interest in NetCel360, 105,517 Consideration Shares are distributable to Mr. Smith. Because Mr. Smith does not control the distribution of such 105,517 Consideration Shares, he does not claim beneficial ownership of such shares. At the time of the acquisition, Mr. Smith held $774,632 in principal amount of the Bridge Loan. On June 25, 2001, he surrendered $239,031 in principal amount and accrued interest of the Bridge Loan in exchange for a Series A Convertible Note in principal amount of $239,031. On December 1, 2001, Mr. Smith sold $121,957 in principal and accrued interest of the Bridge Loan for a cash purchase price of $121,957. On December 15, 2001, Mr. Smith then purchased an additional $49,460 in principal and accrued interest of the Bridge Loan from other holders of the Bridge Loan for $49,460 in cash. We discharged our remaining obligations to Mr. Smith under the Bridge Loan on December 18, 2001 by converting the remaining balance of Mr. Smith’s Bridge Loan into 2,411,579 shares of our common stock in accordance with the terms of the Bridge Loan.

AIIG has informed us that as a result of its direct ownership interest in NetCel360, it received 119,687 Consideration Shares. At the time of the acquisition, AIIG held $294,012 in principal amount of the Bridge Loan. On July 13, 2001, AIIG surrendered $251,160.58 in principal amount and accrued interest of the Bridge Loan in exchange for a Series A Convertible Note in principal amount of $251,160.58. We discharged our remaining obligations to AIIG under the Bridge Loan on December 18, 2001 by converting the remaining balance of AIIG’s Bridge Loan into 227,303 shares of our common stock in accordance with the terms of the Bridge Loan. Both Mr. Edelson, our Co-Chairman of the Board of Directors, and Mr. Kramer, a director, are controlling persons of the managing member of the general partner of the managing member of AIIG.

BAPEF has informed us that as a result of its direct ownership interest in NetCel360, it received 966,123 Consideration Shares. At the time of the acquisition, BAPEF held $409,920 in principal amount of the Bridge Loan. We discharged our obligations to BAPEF under the Bridge Loan on December 18, 2001 by converting the balance of BAPEF’s Bridge Loan into 2,117,065 shares of our common stock in accordance with the terms of the Bridge Loan. BAPEF beneficially owns more than five percent of our total outstanding shares.

Financing Agreements

On June 25, 2001, we entered into a Convertible Note Purchase Agreement pursuant to which we sold Series A Convertible Notes to a group of lenders including Mr. Kelly, Mr. Smith, Mr. Cantillon, MCP, AIIG and BAPEF. The Series A Convertible Notes bear interest at a rate of 10% per annum and mature on June 30, 2003. In addition, these notes are convertible, at the holder’s option, into shares of our Series 3-A Preferred Stock, which, in turn, are convertible at the holder’s option into shares of our common stock.

The following table sets forth the principal amount of Series A Convertible Notes purchased by each of Mr. Kelly, Mr. Smith, Mr. Cantillon, AIIG, MCP and BAPEF on June 25, 2001, the number of shares of Series 3-A Preferred Stock into which their respective Series A Convertible Notes could be converted as of such date, and the number of shares of our common stock into which such shares of Series 3-A Preferred Stock could be converted as of such date.

Purchaser	Series A Convertible Notes	Series 3-A Preferred Stock	Common Stock
Phillip E. Kelly	$767,414	12,790	7,674,000
Dennis M. Smith	$239,031	3,983	2,389,800
John G. Cantillon	$1,000,000	16,666	9,999,600
Asia Internet Investment Group I, LLC	$251,151	4,185	2,511,000
Mercantile Capital Partners I, L.P.	$1,300,000	16,666	12,999,600
BAPEF Investments XII Ltd.	$1,000,000	16,666	9,999,600

On July 12, 2001, we entered into the Series B Agreement pursuant to which we sold exchangeable promissory notes (the “Series B Exchangeable Notes”) and Series B Warrants to a group of purchasers including Mr. Kelly, Mr. Cantillon and BAPEF. The Series B Exchangeable Notes accrued interest at a rate of 10% per annum and were to mature on June 30, 2003. The Series B Warrants have an exercise price of $0.10 per share and expire on July 12, 2006. In addition, the purchasers of the Series B Exchangeable Notes received upon issuance a transaction fee of 2.5% of the total principal amount of their Series B Exchangeable Notes. We used the proceeds from the sale of the Series B Exchangeable Notes and Series B Warrants to secure a letter of credit supporting our reseller arrangements with Gateway Manufacturing, Inc. In accordance with the terms of the Series B Agreement, following the termination of such letter of credit when Gateway terminated those reseller arrangements, we repaid the Series B Exchangeable Notes in full on December 28, 2001. As described further below, Messrs. Kelly and Cantillon each elected to have half of the outstanding balance of their respective Series B Exchangeable Notes, including accrued interest, repaid in cash ($402,630 and $268,419, respectively) and the other half repaid through surrender for Series B-1 Exchangeable Notes, and BAPEF elected to have the entire amount of its Series B Exchangeable Notes repaid through surrender for Series B–1 Exchangeable Notes.

The following table sets forth the principal amount of Series B Exchangeable Notes purchased by each of Mr. Kelly, Mr. Cantillon and BAPEF on July 12, 2001 and the number of shares of common stock issuable upon exercise of the Series B Warrants purchased by them on that date. The Series B Exchangeable Notes are no longer outstanding, as they were repaid in full on December 28, 2001.

Purchaser	Series B Exchangeable Notes	Series B Warrants
Phillip E. Kelly	$768,750	3,843,750
John G. Cantillon	$512,500	2,562,500
BAPEF Investments XII Ltd.	$2,050,000	10,250,000

On January 31, 2002, pursuant to the Series B-1 Agreement, we issued $2.9 million in principal amount of exchangeable promissory notes (the “Series B-1 Exchangeable Notes”) and Series B-1 Warrants to holders of Series B Exchangeable Notes (including Mr. Kelly, Mr. Cantillon and BAPEF) who elected to surrender some or all of the principal and accrued interest on their respective Series B Exchangeable Notes in exchange for Series B-1 Exchangeable Notes and Series B-1 Warrants. The Series B-1 Exchangeable Notes accrue interest at a rate of 10% per annum and have a maturity date of June 30, 2003. The Series B-1 Exchangeable Notes are convertible into Series A Convertible Notes if the Series B-1 Exchangeable Notes are not repaid prior to August 15, 2002. As noted previously, Series A Convertible Notes are convertible, at the holder’s option, into shares of our Series 3-A Preferred Stock, which, in turn, are convertible, at the holder’s option, into shares of our common stock. Unlike the Series B Exchangeable Notes, the proceeds of the Series B-1 Exchangeable Notes may be used by us for general corporate purposes. The Series B-1 Warrants have an exercise price of $0.10 per share and expire on January 30, 2007.

The following table sets forth the principal amount of Series B-1 Exchangeable Notes received by each of Mr. Kelly, Mr. Cantillon and BAPEF upon surrender of their Series B Exchangeable Notes on January 31, 2002 and the number of shares of common stock issuable upon exercise of the Series B-1 Warrants purchased by them on that date. As the Series B-1 Exchangeable Notes are not convertible into Series A Convertible Notes unless they have not been repaid prior to August 15, 2002, this table does not show the number of shares of Series 3-A Preferred Stock or common stock into which the Series B-1 Exchangeable Notes could ultimately be converted.

Purchaser	Series B-1 Exchangeable Notes	Series B-1 Warrants
Phillip E. Kelly	$402,629	2,013,145
John G. Cantillon	$268,420	1,342,100
BAPEF Investments XII Ltd.	$2,147,357	10,736,785

McShirley Notes

In October 2000, Robert McShirley, our former Chief Executive Officer, borrowed $400,000 from us in exchange for a secured ninety-day promissory note bearing interest at a rate of 8% per annum due on January 9, 2001. The ninety-day note from Mr. McShirley was collateralized by 300,000 shares of our common stock held by Mr. McShirley as our sole recourse. In October 2000, Mr. McShirley repaid the Company $250,000 of the original balance, leaving a balance of $150,000. On January 30, 2001, the Board of Directors approved an extension of this note for 90 days. On March 8, 2001, in connection with Mr. McShirley’s resignation, the terms of the October 2000 note were extended to August 27, 2001, and this note along with another note with a principal amount of $68,164 also issued to us by Mr. McShirley were collectively collateralized by 300,000 shares of common stock held by Mr. McShirley as our sole recourse. Effective July 31, 2001, Mr. McShirley transferred to us the 300,000 shares of our common stock that served as collateral for the notes we held, and we cancelled the two notes. Accordingly, there is no longer any remaining balance on the notes.

The following table indicates with the largest aggregate amount of debt outstanding with regard to the McShirley notes during the fiscal year ended January 31, 2002, and the aggregate amount of debt outstanding as of January 31, 2002.

	Largest Total Debt During FYE 1/31/02	Total Debt as of 1/31/02
Robert McShirley	483,732	0

Edelson Compensation Agreement

We have agreed with Mr. Edelson on a director’s compensation agreement, and expect to execute a contract evidencing such agreement. Pursuant to this agreement, in consideration for his service on our Board of Directors, Mr. Edelson receives an annual service fee of $120,000, which has been paid monthly commencing from June 22, 2001.

In accordance with this agreement, we have paid a total of $62,500 in fees during Fiscal 2002. Also in accordance with this agreement, we have granted Mr. Edelson an option to acquire a number of shares of common stock equal to two percent of our outstanding common stock, calculated on a fully diluted basis as of the date of the agreement (the “Edelson Option”). In addition, if after the date of such grant and prior to February 15, 2002 we issued additional shares of common stock or securities convertible into common stock, then we were obligated to issue Mr. Edelson additional options so that in aggregate Mr. Edelson would have been granted options to acquire two percent of our outstanding common stock, calculated on a fully diluted basis, as of February 15, 2002 (the “Edelson Gross-up”). The Edelson Option has an exercise price of $0.10 per share and vested 50% on June 22, 2001, with the remainder vesting in a series of four successive equal quarterly installments of 12.5% each, beginning on September 22, 2001. The options to purchase an aggregate of 3,034,015 shares of common stock granted to Mr. Edelson on December 18, 2001 were issued in full satisfaction of our obligation with respect to the Edelson Option. On February 20, 2002, we granted Mr. Edelson an option to purchase 78,385 shares of common stock, with the same terms as the option granted pursuant to the Edelson Option, in full satisfaction of our obligation with respect to the Edelson Gross-up. Finally, in accordance with this agreement we also granted Mr. Edelson an option to purchase 500,000 shares of common stock, with an exercise price of $0.10 per share and vesting schedule of four quarterly installments of 25% each, beginning on September 22, 2001.

Employment Agreements

The Company has employment agreements with each of Messrs. Kelly, Smith and Cantillon.

Mr. Kelly is party to parallel employment agreements with two of our subsidiaries, each dated as of June 22, 2001. Under these agreements, Mr. Kelly receives in the aggregate a base salary of $175,200 per year and is eligible for a target incentive bonus equal to 100% of the aggregate base salary. This bonus is payable upon achievement of certain targets set by the Compensation Committee. Under the agreements, we also granted Mr. Kelly an option to acquire a number of shares of common stock equal to four percent of our outstanding common stock, calculated on a fully diluted basis as of the date of the agreement (the “Kelly Option”). In addition, if after the date of such grant and prior to February 15, 2002 we issued additional shares of common stock or securities convertible into common stock, then we were obligated to issue Mr. Kelly additional options so that in aggregate Mr. Kelly would have been granted options to acquire four percent of our outstanding common stock, calculated on a fully diluted basis, as of February 15, 2002 (the “Kelly Gross-up”). The Kelly Option has an exercise price of $0.10 per share and vested 50% on June 22, 2001, with the remainder vesting in a series of four successive equal quarterly installments of 12.5% each, beginning on September 22, 2001. The options to purchase an aggregate of 6,129,949 shares of common stock granted to Mr. Kelly on December 18, 2001 were issued in full satisfaction of our obligation with respect to the Kelly Option. On February 20, 2002, we granted Mr. Kelly an option to purchase 94,850 shares of common stock, with the same terms as the options granted pursuant to the Kelly Option, in full satisfaction of our obligation with respect to the Kelly Gross-up. Under the agreements, we also granted Mr. Kelly another option to purchase 1,752,000 shares of common stock, with an exercise price of $0.10 per share and a vesting schedule of four equal quarterly installments, beginning on September 22, 2001. Under the agreements, we are obligated, at our expense, to equalize Mr. Kelly’s tax to the level he would be responsible for in the United States. We must reimburse Mr. Kelly for all housing expenses up to HK$46,000 per month (approximately $6,000 per month) and provide him with an executive automobile. Mr. Kelly’s employment agreement has an initial term that expires on June 22, 2003, and renews automatically for one-year periods unless either party gives notice of termination not less than 90 days prior to the end of the existing term. We may terminate Mr. Kelly’s employment agreement with cause upon the happening of certain specified events and the Board of Directors may, at its discretion, terminate Mr. Kelly’s employment upon 90 days notice.

Mr. Smith is party to parallel employment agreements with two of our subsidiaries, each dated as of June 22, 2001. Under these agreements, Mr. Smith receives in the aggregate a base salary of $133,125 per year and is eligible for a target incentive bonus equal to 100% of the aggregate base salary. This bonus is payable upon achievement of certain targets set by the Compensation Committee. Under the agreements, we also granted Mr. Smith an option to acquire a number of shares of common stock equal to three percent of our outstanding common stock, calculated on a fully diluted basis as of the date of the agreement (the “Smith Option”). In addition, if after the date of such grant and prior to February 15, 2002 we issued additional shares of common stock or securities convertible into common stock, then we were obligated to issue Mr. Smith additional options so that in aggregate Mr. Smith would have been granted options to acquire three percent of our outstanding common stock, calculated on a fully diluted basis, as of February 15, 2002 (the “Smith Gross-up”). The Smith Option has an exercise price of $0.10 per share and vested 50% on June 22, 2001, with the remainder vesting in a series of four successive equal quarterly installments of 12.5% each, beginning on September 22, 2001. The options to purchase an aggregate of 4,574,124 shares of common stock granted to Mr. Smith on December 18, 2001 were issued in full satisfaction of our obligation with respect to the Smith Option. On February 20, 2002, we granted Mr. Smith an option to purchase 94,475 shares of common stock, with the same terms as the options granted pursuant to the Smith Option, in full satisfaction of our obligation with respect to the Smith Gross-up. Under the agreements, we also granted Mr. Smith another option to purchase 1,331,250 shares of common stock, with an exercise price of $0.10 per share and a vesting schedule of four equal quarterly installments, beginning on September 22, 2001. Under the agreements, we have agreed to reimburse Mr. Smith for all housing expenses up to HK$85,000 per month (approximately $10,900 per month) and all tuition costs of one child. Mr. Smith’s employment agreement has an initial term that expires on June 22, 2003, and renews automatically for one-year periods unless either party gives notice of termination not less than 90 days prior to the end of the existing term. We may terminate Mr. Smith’s employment agreement with cause upon the happening of certain specified events and the Board of Directors may, at its discretion, terminate Mr. Smith’s employment upon 90 days notice.

Under Mr. Cantillon’s employment agreement with NetCel360’s Malaysian subsidiary, dated April 4, 2001, which was assumed by us following the acquisition of NetCel360, Mr. Cantillon receives a base salary of $12,594 per month and a guaranteed bonus equal to one month’s base salary (pro rated if he has had less than one full year of service). Additionally, Mr. Cantillon’s employment agreement provides for a target bonus of 50% of his annual salary, with the actual payment based upon his performance against established metrics and Vsource policies. We also provide Mr. Cantillon with a composite allowance of $2,368 per month. Either party upon three month’s notice may terminate Mr. Cantillon’s agreement without cause. If terminated by us without cause, we would be obligated to pay Mr. Cantillon any salary due through the term of the notice period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSOURCE, INC.

Date: May 30, 2002	/s/ PHILLIP E. KELLY
Phillip E. Kelly
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ PHILLIP E. KELLY Phillip E. Kelly	Chief Executive Officer Co-Chairman (Principal Executive Officer)	May 30, 2002

/s/ DENNIS M. SMITH Dennis M. Smith	Vice-Chairman Chief Financial Officer & Chief Strategy Officer (Principal Financial Officer)	May 30, 2002

/s/ MARK R. HARRIS Mark R. Harris	Vice President (Principal Accounting Officer)	May 30, 2002

/s/ SCOTT T. BEHAN Scott T. Behan	Director	May 29, 2002

/s/ RAMIN KAMFAR Ramin Kamfar	Director	May 30, 2002

/s/ NATHANIEL C.A. KRAMER Nathaniel C.A. Kramer	Director	May 30, 2002

/s/ ROBERT N. SCHWARTZ Robert N. Schwartz	Director	May 30, 2002