Form 10-K/A
period 2002-01-31
VSOURCE INC
filed 2002-06-11
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

VSOURCE, INC.
Amendment No. 2 to
FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED
JANUARY 31, 2002

PART I

Item 1.     BUSINESS

Overview

Our mission is to be the market leader in providing Fortune 500 and Global 500 companies with seamless, customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region. Business process outsourcing is the outsourcing by a company of certain business and operational functions by hiring third-party vendors such as Vsource to perform those functions on their behalf. If such functions are not outsourced, then a company would need to perform those functions internally, using its own personnel, infrastructure and resources.

We offer sophisticated business process outsourcing solutions to our clients. Our solutions and our operating systems are designed so that Fortune 500 and Global 500 companies can confidently rely on us to operate important technical, administrative and sales functions on their behalf in multiple countries across Asia. Our business process outsourcing services help clients reduce the complexities involved with operating in Asia and to lower their costs of operating in the region.

We offer a range of business process outsourcing solutions to our clients including:

•	Integrated technical service solutions, including comprehensive warranty and after-sales service and support;

•	Payroll and claims solutions;

•	Sales solutions; and

•
General outsourcing solutions, which we call “Vsource Foundation Solutions™”, comprising customer relationship management, supply chain management and financial administration services, provided on a stand-alone basis rather than as part of an integrated multi-service solution.

Our business process outsourcing solutions are designed to bundle key operating know-how and processes together in a single package. For instance, our integrated technical service solutions permit us to provide warranty and other after-sales support to our clients through the integration of our customer relationship management, supply chain management and financial administration functions into one package. The key components of our our business process outsourcing solutions are:

•	customer relationship management;

•	financial and payroll administration;

•	supply chain management; and

•	sales management.

We support our clients’ operations in most major countries across the Asia-Pacific region, including Australia, China, Hong Kong, Japan, Korea, Malaysia, New Zealand, the Philippines, Singapore and Thailand, from shared service centers located in Kuala Lumpur, Malaysia and Osaka, Japan. We also have sales and administrative offices in San Diego, California, Hong Kong and Singapore. Our clients include Agilent Technologies, Gateway and Network Appliance.

We were originally incorporated in Nevada in 1980 and re-incorporated in Delaware in November 2000. Prior to March 2001, we were engaged principally in the development and sale of procurement software, which we discontinued in March 2001 due to the high costs associated with the development of this software product and slow rate of customer acceptance for the product. However, we continued the development and marketing of a software product called LiquidMarketplace™ designed to facilitate trade through public (many to many) and private (one to many) exchanges which we would host on behalf of clients and distribute as an application services provider. An application services provider is a person that delivers software applications online to a client from the provider’s own information technology systems, rather than requiring each client to install and operate the software applications on the client’s own system. On June 22, 2001, we purchased substantially all of the assets of NetCel360 Holdings Limited, a provider of business process outsourcing solutions, in exchange for 3,709,699 shares of our common stock, which represented approximately 19.8% of our total common stock outstanding at the time of the acquisition. Following this acquisition, we elected to stop the development and marketing of LiquidMarketplace due to uncertainty as to whether we would be able to develop a commercially viable product and whether there would be market acceptance of such product, in order to devote our resources towards developing business process outsourcing solutions built upon NetCel360’s infrastructure. We generated revenues of more than $12.7 million in the financial year ended January 31, 2002, of which approximately $9.2 million was recorded in the final quarter as we began to acquire clients for business process outsourcing services developed after the acquisition of NetCel360. All revenues generated since completion of the acquisition have been derived from lines of business developed after the acquisition or from lines of business developed by NetCel360.

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

We deliver our business process outsourcing solutions to multiple clients on a regional basis from shared service centers, rather than on a country-by-country basis using separate, duplicative facilities in each country. Our shared service centers utilize a sophisticated technology-based infrastructure integrating elite transaction processing and customer support functions to deliver our solutions on a regional basis, which allows us to achieve economies of scale which, in turn, helps us to save costs for ourselves and our clients. Each of our business process outsourcing solutions integrates multiple functions together with our people, processes and technology for the delivery of a complete and integrated solution to our client. The goal is to provide our clients with a seamless, centralized integrated solution and a single point of accountability through Vsource.

OUR SOLUTIONS

We offer our clients four solutions, which we call Vsource Versatile Solutions™, to handle their technical, administrative and sales functions:

•	Integrated technical service solutions—a broad range of after-sales and customer support functions including comprehensive warranty and product support for products and services;

•	Payroll and claims solutions—sophisticated payroll and expense claims solutions delivered to clients with employees spread across the Asia-Pacific region;

•
Sales solutions—development of sales and marketing to generate demand and development of market channels to support the sales of our clients’ products and services across the Asia-Pacific region, and execution of the sales of such products and services; and

•
Vsource Foundation Solutions—general business process outsourcing services comprising customer relationship management, supply chain management and financial administration services, provided on a stand-alone basis rather than as part of an integrated multi-service solution.

Integrated	technical service solutions

We manage after-sales service for clients on a regional basis to reduce our clients’ cost of providing support for service or warranty obligations and to provide a single point of accountability. Our integrated technical service solutions are comprised of:

•	Warranty services;

•	Parts dispatch and management;

•	Field services and on-site repair;

•	Customer contact centers; and

•	Return of faulty parts to manufacturers or repair centers to repair or replace such faulty parts, including management of any warranty support provided by such manufacturers.

Payroll	and claims solutions

We manage clients’ payroll and expense claims activities on a regional basis to reduce the cost of operations, improve controls and data management under a regional umbrella and provide a single point of accountability. Our payroll and claims solution uses an online self-service approach, and includes the following service elements:

•	Payroll processing;

•	Employee self service assistance;

•	Payments;

•	Statutory reporting and filing;

•	Accounting and reporting;

•	On-line pay slips, annual earnings statements and other reports to employees;

•	On-line reports to management; and

•	Employee care assistance in local languages.

Sales solutions

In addition to “back-end” services such as integrated technical service solutions and payroll and claims solutions, we assist clients with “front-end” services to support their sales activities, including sales administration, marketing and sales support to help generate demand and the creation of new direct distribution channels across the Asia-Pacific region, to augment our clients’ traditional country-based distribution strategies. Our sales solution includes the following:

•
Total sales solution—complete sales solution across the Asia-Pacific region, including sales force management, development and execution of direct distribution channels, and fully integrated sales administration and support;

•
Team sales—integrated administration and support for our clients’ sales team requirements including order processing, coordination with manufacturing supply chain, lead generation and qualification, and development of marketing and sales materials; and

•	Direct sales—direct sales of client’s products across the Asia-Pacific region through the Internet, email, telephone and fax.

Vsource Foundation Solutions

For clients that do not require a comprehensive business process outsourcing solution that combines multiple functions in a single solutions package, but only needs one component of that solution, we offer the following general business process outsourcing services, which we call Vsource Foundation Solutions, which can be delivered on a stand-alone basis rather than as a part of an integrated solution:

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

Shared Service Multi-User Platform. All of our solutions are delivered from our shared service centers in Malaysia and Japan. The markets in many individual countries in the Asia-Pacific region may be too small to justify the investment required by a client to build the necessary operations to handle after-sales service or payroll and claims operations in just that country. Typically, the costs of providing these essential external and internal services are high due to the high cost of doing business in major cities in the Asia-Pacific region such as Hong Kong, Singapore, Sydney and Tokyo, as well as the need for duplicative facilities and personnel in each country. Our business process outsourcing solutions utilize our shared service centers in Malaysia and Japan, which are configured to be leveraged across multiple client users. This multi-user platform permits us to deliver equal or better standards of service at lower fully-loaded costs.

Scalable Technology Infrastructure. Our advanced technology platform can be expanded to accommodate greater volumes of transactions, and has been designed to permit combination of multiple service solutions into a single platform that readily integrates with our clients’ information systems. This technology infrastructure improves reliability and processing time and cost, while insuring transparency of operating performance and results to our clients.

Internet Delivery. Technology utilizing the Internet has significantly improved the flow of information across borders globally, and in the Asia-Pacific region in particular. The Internet has enabled us to build our business process outsourcing solutions and to deliver a service that is cost competitive and transparent to our clients. Each of our business process outsourcing solutions employs robust on-line functionality to facilitate customer service and transparent operating performance to our clients.

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

SERVICE DELIVERY

We deliver our business process outsourcing solutions through an infrastructure of shared service centers based in Malaysia and Japan utilizing online, web-enabled technology systems, best in class enterprise-grade software applications, and third party service providers. Our model is based on leveraging shared resources to provide best practices while achieving economies of scale, which we believe permits us to provide our clients with business process outsourcing solutions of equal or better quality at significantly lower costs.

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

Technology.    Our technology and network infrastructure uses a multi-level, modular architecture, which emphasizes scalability, flexibility, adaptability, reliability and availability. Our systems and applications utilize industry standard programming languages, protocols and components, such as XML, CORBA, Java, JSP, C++ and VB. We connect to our clients’ and vendors’ systems through standard interfaces using a middleware product from Vitria. Our core engines are based on widely used platforms such as Oracle8i, MSQL 7, Oracle9i, IIS, and IPlanet. The applications and software are powered by IBM AIX, Sun Solaris and Windows NT based systems, and in addition, we utilize EMC’s Symmetrix System for storage and Cisco products for networking. Our customer relationship management facilities in Malaysia and Japan use Lucent Technologies computer telephony integration call center technologies, together with customer relationship management software applications such as Siebel and Oracle 11i enterprise resource planning system.

Customer Relationship Management.    Our comprehensive business process outsourcing solutions, including integrated technical service solutions and sales solutions, utilize our comprehensive online customer relationship management capabilities for customer support and contact. Customer relationship management is also provided as a stand-alone service as one of our Vsource Foundation Solutions. Customer relationship management services are delivered from shared service centers in Malaysia and Japan and include:

•	24x7 telephone, fax and email support;

•	Fully integrated, real-time online order entry and support systems for online users who want assisted browsing and online ordering assistance;

•	Internet and inbound and outbound telephone sales (including sales of other products or upgrades of a purchased product);

•	Product configuration and validation;

•	Multi-level technical support;

•	Customer service;

•	Multi-language support; and

•	Field service dispatch.

Financial Administration.    We provide financial administration functions to support the delivery of our comprehensive business process outsourcing solutions, including payroll and claims solutions and sales solutions. We also provide financial administration as a stand-alone service as one of our Vsource Foundation Solutions. These functions can be delivered in multiple countries and multiple currencies across most major countries in the Asia-Pacific region. Certain payments functions are provided with support from internationally recognized financial institutions and accounting firms. The functions include:

•	Payment and payment processing;

•	Financial reporting;

•	Credit, collections and general accounting;

•	Accounts payable;

•	Fixed assets; and

•	Billing.

Supply Chain Management.    Our comprehensive business process outsourcing solutions, including integrated technical service solutions and sales solutions, utilize our supply chain management capabilities to support the logistics, fulfillment and supply chain management needs of our clients and coordinate their logistics activities across the Asia-Pacific region. We also provide supply chain management as a stand-alone service as one of our Vsource Foundation Solutions.

Sales Management.    We provide sales management functions to support the delivery of our sales solutions. These functions include:

•	Order processing;

•	Lead generation and qualification;

•	Sales force management and administration; and

•	Sales channel development.

CLIENTS AND CONTRACTS

The table below lists our key clients and shows for each the contract date, the anticipated base term and the solution provided:

Client	Contract Date	Anticipated Term— Years	Solution Provided
Gateway(1)	Oct. 2001	3	Integrated technical service solutions for Gateway’s installed base of 1.3 million users in the Asia-Pacific region
Agilent Technologies	Nov. 2001	4	Payroll and claims solutions for over 10,000 Agilent employees across 12 countries
Network Appliance(2)	Jan. 2001	2	Vsource Foundation Solutions—customer relationship management

(1)	In the year ended January 31, 2002, over 67% of our total revenues were derived from this contract with Gateway.
(2)
The relationship with Network Appliance is reflected in a statement of work signed in January 2001, which is governed by a three-year master services agreement that the parties entered into in December 2000. We provide other Vsource Foundation Solutions, such as supply chain management and general financial administration, to Network Appliance under this master services agreement pursuant to additional statements of work that have been entered into from time to time.

Clients generally sign a master services contract that governs the basic terms and conditions applicable to all of our solutions, pursuant to which a client can then purchase specific solutions from time to time under separate statements of work which may contain additional terms and conditions applicable to that particular solution. Our contracts with Gateway and Agilent Technologies, however, are specific to the solution being purchased.

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

INTELLECTUAL PROPERTY

We currently have trademark registrations in the United States and the European Community for the mark “VSOURCE”. We also use our logo, “Vsource Versatile Solutions” and “Vsource Foundation Solutions” as trademarks. We have not secured registrations for any of these trademarks in the United States or in any other country. We cannot guarantee that we will be able to secure registrations of our marks domestically or in any foreign country. Our inability to register and protect marks could require us to stop using them or to share them with others, which could cause confusion in the marketplace and harm our business.

We currently hold various Internet domain names, including www.Vsource.com and www.Vsource2U.com. In addition, we have been authorized by Gateway Japan Inc. to use the domain name Gateway2U.com during the term of our support services agreement with Gateway in connection with providing technical support to Gateway’s customers in the Asia-Pacific region. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business or into which we choose to expand. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights continues to evolve. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our intellectual property and other proprietary rights.

We do not own any material proprietary software, nor do we hold any patents. We rely upon technologies licensed from third parties such as EMC, Oracle, Ramco, Siebel and Vitria to deliver our outsourcing solutions. Currently, substantially all of these licenses are perpetual licenses absent material breach on our part. We expect to need new licenses in the future as our business grows, the existing products we license become obsolete, and as technology evolves. We cannot be sure that we will be able to obtain necessary licenses on commercially reasonable terms, or at all, which could result in a material adverse effect on our business, financial condition and results of operations.

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

To date, we have realized revenues that are significantly less than our expenses, have had losses since inception and there can be no assurance that we will achieve profitability.

We had an accumulated deficit of approximately $74.4 million as of January 31, 2002 that has been funded primarily through issuances of debt and equity securities. We have never been profitable and we may not be able to become profitable or sustain profitability. In the year ended January 31, 2002, we used net cash of $5.8 million in operating activities and $0.8 million in investing activities and obtained net cash from financing activities of $5.9 million, giving rise to a decrease in cash of $0.6 million. We have also sustained operating and cash losses since inception. While we had positive cash flows for the last quarter of 2002, there is no assurance that this will continue.

We are heavily reliant on one customer, and the revenues from such customer are expected to decline significantly.

We are heavily reliant on one customer, Gateway Japan Inc. (“Gateway”) which generated over 67% of our revenues in the year ended January 31, 2002. Our contract with Gateway, which we entered into on October 24, 2001, to provide support services for Gateway’s warranty obligations to its installed base of end users, has a term of only three years, beginning on November 1, 2001. Revenues from this customer are set to decline significantly over the remaining term of the contract, as the installed base of end users who will be covered by Gateway’s warranties declines over time. Such decline could have a material impact on our revenues and operating results, even if we are successful in reducing costs in line with the fall in the corresponding revenues. In addition, Gateway has the right on each anniversary of the contract, with our agreement, to revise the minimum volumes of transactions specified in the contract, although it cannot revise our fees per transaction performed unless actual transaction volumes exceed 110% of the minimum volumes specified in the contract. If the actual transaction volumes exceed 110%, then we must negotiate in good faith with Gateway to adjust fees per transactions, hours of operation and performance standards for the following year. Although Gateway cannot terminate the agreement for convenience during its initial term, Gateway could terminate the agreement for, among other things, material breach, failure to meet specified service levels or if we are unable to reasonably agree on revisions to minimum volumes of transactions for subsequent years of the contract.

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

Item 4A.     CHANGE OF DATE OF ANNUAL STOCKHOLDER MEETING

In our Form 10-K for the year ended January 31, 2002, which was filed on April 30, 2002, we stated that we intended to hold our 2002 annual meeting of stockholders in June 2002 and that proposals of stockholders intended to be presented at the annual meeting and included in the proxy statement and form of proxy relating to that meeting must be received by us by May 15, 2002.

Our intention is now to hold our 2002 annual meeting of stockholders in August 2002 and to mail proxy statements relating to the meeting in July 2002. Proposals of stockholders intended to be presented at the annual meeting and included in the proxy statement and form of proxy relating to that meeting must be received by us by June 30, 2002.

After the June 30, 2002 deadline, a stockholder may present a proposal at the annual meeting if it is submitted to our Secretary no later than July 15, 2002. If timely submitted, the stockholder may present the proposal at the annual meeting, but we are not obligated to present the matter in our proxy materials.

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

On June 25, 2001, we issued convertible promissory notes (the “Series A Convertible Notes”) in the principal amount of $4.56 million to purchasers under a convertible note purchase agreement. The following persons were the purchasers of the Series A Convertible Notes: Asia Internet Investment Group I, LLC, BAPEF Investments XII, Ltd., John Gerard Cantillon, Phillip E. Kelly, Mercantile Capital Partners I, L.P. and Dennis Smith. The Series A Convertible Notes have a maturity date of June 30, 2003. Approximately $1.26 million in principal amount of the Series A Convertible Notes were issued to lenders of our bridge loan facility in exchange for $1.26 million in principal and accrued interest of their outstanding bridge loans, and the remaining $3.3 million of the principal amount of the Series A Convertible Notes was issued for $3.3 million in cash. The Series A Convertible Notes are convertible into shares of our Series 3-A convertible preferred stock at a conversion price of $60 per share. The Series 3-A convertible preferred stock became convertible into shares of our common stock on January 16, 2002. The number of shares of common stock to be issued upon conversion of each share of Series 3-A convertible preferred stock is determined by dividing the sum of $60 (as adjusted for stock splits, stock dividends and similar transactions) and all accrued and unpaid dividends on each shares of Series 3-A convertible preferred stock to be converted, by $0.10.

On July 6, 2001, we issued warrants to purchase 150,000 shares of common stock to Roberta Babitz in consideration of due diligence advisory services provided by her in connection with our acquisition of NetCel360. The warrants have an exercise price of $0.10 per share and became exercisable on January 16, 2002.

On July 6, 2001, we issued warrants to purchase 200,000 shares of common stock to Jefferies and Company, Inc. (“Jefferies”) in consideration of investment banking services provided by Jefferies in connection with our acquisition of NetCel360. The warrants have an exercise price of $0.10 per share and became exercisable on January 16, 2002.

On July 12, 2001, we issued exchangeable promissory notes (the “Series B Exchangeable Notes”) in the principal amount of $4.25 million and warrants (the “Series B Warrants”) to purchase approximately 21.3 million shares of common stock to purchasers under an exchangeable note purchase agreement for $4.25 million in cash. The following persons were the purchasers of the Series B Exchangeable Notes: Richard Abrahams, Anglo East Trust, BAPEF Investments XII, Ltd., John Gerard Cantillon, Crestview Capital Fund LP, G5 Partners, LP, Kumi Hui, Phillip E. Kelly and Jack Tai-On Poon. The Series B Exchangeable Notes had a maturity date of June 30, 2003 and were exchangeable for Series A Convertible Notes if they were not repaid in full on or prior to February 12, 2002. No Series B Exchangeable Notes were exchanged for Series A Convertible Notes because we repaid the Series B Exchangeable Notes in full on December 28, 2001. The Series B Warrants have an exercise price of $0.10 per share and became exercisable on January 16, 2002.

On August 16, 2001, we issued 15,000 shares of common stock to QCC Communications Corporation as part of the consideration for the purchase of the domain name “Vsource.com”.

On December 18, 2001, we issued 11,620,310 shares of common stock to lenders under a bridge loan in the principal amount of $2.25 million to discharge our obligations under such bridge loan. The following persons were the lenders under the bridge loan: Asia Internet Investment Group I, LLC, Bainlab, Inc., BAPEF Investments XII, Ltd., G5 Partners, LP, Phillip E. Kelly, Charles Longley, New Media Investors VI, L.L.C., Dennis Smith, Stephen Stonefield and Morton Topfer. Under the terms of the bridge loan, we were entitled to discharge all principal and accrued interest due under the bridge loan by delivering shares of our common stock at a conversion price of $0.20 per share.

On January 31, 2002, we issued exchangeable promissory notes (the “Series B-1 Exchangeable Notes”) in the principal amount of $2.94 million and warrants (the “Series B-1 Warrants”) to purchase approximately 14.7 million shares of common stock to purchasers under an exchangeable note purchase agreement. The following persons were the purchasers of the Series B-1 Exchangeable Notes: BAPEF Investments XII, Ltd., John Gerard Cantillon, G5 Partners, LP, Kumi Hui, Phillip E. Kelly and Jack Tai-On Poon. All of these Series B-1 Exchangeable Notes were paid for through an exchange of Series B Exchangeable Notes with principal and accrued interest in an amount equal to $2.94 million. The Series B-1 Exchangeable Notes have a maturity date of June 30, 2003 and are exchangeable for Series A Convertible Notes if they are not repaid in full on or prior to August 15, 2002. The Series B-1 Warrants have an exercise price of $0.10 per share.

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

OVERVIEW

Our primary source of revenues is fees earned from delivering business process outsourcing solutions such as integrated technical service solutions, payroll and claims solutions and Vsource Foundation Solutions. We also derive revenues from the sales of products through our sales solutions. Our revenues in the fiscal year ended January 31, 2002 increased to $12.71 million from $35,000 in the year ended January 31, 2001. On June 22, 2001, we acquired substantially all of the assets of NetCel360 Holdings Limited, a provider of business process outsourcing and distribution services in the Asia-Pacific region. Following this acquisition, we elected to stop the development and marketing of transaction solutions for public and private exchanges, due to uncertainty as to whether we would be able to develop a commercially viable product and whether there would be market acceptance of such product, in order to devote our resources towards developing business process outsourcing and distribution services built upon NetCel360’s infrastructure.

We began to provide reseller services to Gateway Manufacturing Inc. (“Gateway Manufacturing”) in July 2001, generating total revenues of $2.7 million. These services were terminated effective November 1, 2001 when Gateway Manufacturing terminated its operations in the Asia-Pacific region, at which time we began providing integrated technical service solutions to Gateway under a three-year support services agreement to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. Approximately $9.2 million of our total revenues in the fiscal year ended January 31, 2002 were generated in the final quarter as we began to acquire clients for business process outsourcing services developed after the acquisition of NetCel360. All revenues generated since completion of the acquisition have been derived from lines of business developed after the acquisition or from lines of business developed by NetCel360.

Our operating loss decreased to $16.7 million in 2002 from $27.7 million in 2001, primarily as the result of a decrease in non-cash stock-based compensation, from $17.7 million in 2001 to $3.1 million in 2002, and a decrease in research and development expenses from $6.2 million in 2001 to $2.3 million in 2002. Most of the research development expenses incurred in 2002 were incurred prior to the acquisition of NetCel360. The decline in research and development expenses reflects the change in our business model following the acquisition of NetCel360 from a developer of software products to a business process outsourcing service provider that relies primarily on technology licensed from third-parties. These decreases were offset in part by an increase in our cost of revenues, from $0 in 2001 to $8.8 million in 2002, an increase in our selling, general and administrative expenses, from $3.8 million in 2001 to $11.2 million in 2002, and an increase in loss on impairment of goodwill, from $0 in 2001 to $4.1 million in 2002. The loss on impairment of goodwill stemmed from charges relating to the acquisition of OTT, which took place during the first quarter of 2002. The increases in cost of revenues and selling, general and administrative expenses reflects the change in our business model following the acquisition of NetCel360 from a developer of software products to a business process outsourcing service provider with significantly higher staffing and more extensive operating infrastructure.

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

Revenue and Costs Recognition

    Gateway Support Services Agreement

Revenue

Revenue under our Support Services Agreements with Gateway (the “Support Services Agreement”) is recognized on an accruals basis as it is billed, as management considers that this appropriately matches the level of effort and costs incurred to the related revenue. Under the Support Services Agreement, there are variable and fixed components to our fees. The fixed component of the fee is based upon predetermined monthly transaction volumes. If the predetermined monthly transaction volume is exceeded, incremental transactions are charged on a monthly basis at the agreed rates per transaction specified in the Support Services Agreement. Fees are payable by Gateway on a monthly basis.

Costs

Major costs incurred in relation to the Support Services Agreement are payroll, third-party vendor and facility rental costs, which are recognized as incurred in order to match the related effort in serving the Gateway Support Services Agreement. In addition, we incur inventory costs in repairing or replacing components in

Gateway’s customers’ computers. We obtained a significant amount of inventory from Gateway at nominal value in order to support our obligations under the Support Services Agreement but such inventory was insufficient to meet all of our repair and replacement needs and so we also purchase additional inventory as required. We recognize such additional inventory costs on a LIFO basis in each accounting period.

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

In 2002, revenues increased to $12.71 million from $35,000 in 2001, an increase of $12.67 million, primarily due to two new contracts, a reseller agreement (the “Reseller Agreement”) with Gateway Manufacturing and the Support Services Agreement with Gateway. The Reseller Agreement was in effect from July 1, 2001 to November 1, 2001, when it was terminated as part of Gateway Manufacturing’s termination of its operations in the Asia-Pacific region. We generated total revenues of $2.7 million under the Reseller Agreement.

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

Debt outstanding as of January 31, 2002 that is due within the next two years amounted to US$7.5 million in principal amount. This debt was comprised of $4.56 million in principal amount of Series A convertible notes and $2.94 million in principal amount of Series B-1 exchangeable notes that we issued during 2002. These convertible notes are repayable in full on June 30, 2003. We believe that we may need to raise additional cash funding in order to repay those convertible notes that remain outstanding as of June 30, 2003 and continue operations during the next fiscal year ending January 31, 2004. Prior to June 30, 2003, these convertible notes may be converted at the option of their holders into Series 3-A Preferred Stock at a price of $60 per share which are, in turn, convertible into our common stock at $0.10 per share. The closing price for our common stock on June 3, 2002 was $0.27 per share. In the event that our common stock continues to trade at a premium to the conversion price of $0.10 per share, we believe that the holders of our convertible notes will elect to convert amounts due into common stock rather than be repaid. There can, however, be no assurance that the price of our common stock will be above the conversion price on or before June 30, 2003, or that even if the price is higher than the conversion price that the holders of the convertible notes will choose to convert their notes into our common stock. In addition, we are endeavoring to raise additional financing to support operations and repayment of debt outstanding, if necessary. We are currently in negotiations with investors for additional cash funding. There is, however, no assurance that we will be successful in obtaining this additional capital. Numerous factors could affect our operating results including, but not limited to, general economic conditions, competition and changing technologies. A change in any of these factors could have an adverse effect on our consolidated financial position, results of operations, anticipated cash flows and ability to raise additional capital.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash on deposit with high quality financial institutions. While we are exposed with respect to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash and cash equivalents. However, changes in interest income will not have a material impact on our financial results, as we derived only $100,000 from interest income in 2002.

As of January 31, 2002, all of our debt had fixed rates of interest and therefore did not expose us to interest rate fluctuations.

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

As of January 31, 2002, all of our debt was denominated in US Dollars and therefore was not subject to fluctuations in foreign exchange rates.

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
PricewaterhouseCoopers
Hong Kong
April 1, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Vsource, Inc.

We have audited the accompanying consolidated balance sheet of Vsource, Inc. (a Delaware corporation) and subsidiaries as of January 31, 2001, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended January 31, 2001. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vsource, Inc. and subsidiaries as of January 31, 2001, and the results of their operations and cash flows for each of the two years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the 2001 financial statements (not presented herein), the Company  has sustained substantial losses from operations since inception, has used, rather than provided, cash from operations and has an accumulated deficit of approximately $52 million. Continued losses are projected for the next fiscal year. At present, the Company has no proven plan for generation of material revenue. These factors, and others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue operations is subject to its ability to secure additional capital to meet its obligations and to fund operations. Management’s plans in regard to these matters are also described in Note 2 of the 2001 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2002	2001	2000
	(in thousands, except per share data)
Revenue from
Services	$9,940	$35	$4
Products	2,772	—	—

Cost and Expenses:	12,712	35	4
Cost of revenue from
Services	6,159	—	—
Products	2,631	—	—
Selling, general and administrative expenses	11,171	3,853	743
Research and development expenses	2,269	6,222	3,459
Amortization of stock-based compensation (Note 2)	3,116	17,703	424
Impairment of long-lived assets	4,079	—	527

Total costs and expenses	29,425	27,778	5,153

Operating loss	(16,713)	(27,743)	(5,149)
Interest income	127	156	15
Interest expense	(694)	(12)	(39)
Non-cash beneficial conversion feature expense	(2,824)	—	(350)

Loss before extraordinary item	(20,104)	(27,599)	(5,523)
Extraordinary item—loss on extinguishment of debt	(340)	—	—

Net loss	$(20,444)	$(27,599)	$(5,523)

Net loss available to common shareholders (Note 2)	$(22,539)	$(42,095)	$(5,523)

Basic and diluted weighted average number of common shares outstanding	21,599	16,021	13,932

Basic and diluted net loss per share available to common shareholders:
Loss before extraordinary item	$(1.03)	$(2.63)	$(0.40)
Extraordinary item	(0.01)	—	—

Net Loss	$(1.04)	$(2.63)	$(0.40)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Shares		Additional Paid-in-Capital	Deferred Stock Based Compensation	Notes Receivable	Accumulated Deficit	Other Comprehensive Income	Total Shareholders’ Deficit
	Stock	Amount
	(in thousands, except for shares data)
Balance at January 31, 1999	11,401,492	$114	$4,297	—	—	$(4,282)	—	$129
Issuance of common stock, net of issuance costs	1,495,213	15	2,125					2,140
Issuance of common stock upon conversion of demand notes	2,210,201	22	949					971
Issuance of common stock for services	64,165	1	112					113
Granting of common stock options for services			2,124	(1,781)				343
Issuance of warrants—related party			435					435
Beneficial conversion feature			350					350
Modification in terms of stock options			81					81
Exercise of stock options	636,100	6	173		(179)			—
Net loss						(5,523)		(5,523)

Balance at January 31, 2000	15,807,171	$158	$10,646	$(1,781)	$(179)	$(9,805)	—	$(961)
Issuance of notes related to issuance of stock					(248)			(248)
Conversion of preferred stock	661,057	7	2,805					2,812
Acquisition of OTT	1,089,389	11	4,047					4,058
Issuance of common stock upon conversion of demand notes	65,654	—	164					164
Deemed non-cash dividend and beneficial conversion feature			14,496			(14,496)		—
Compensation related to:
options granted for services			11,943	(6,684)				5,259
warrants issued for services			10,966					10,966
Issuance of stock for services	8,250	—	319					319
Expired and forfeited options			(2,660)	2,660				—
Exercise of stock options	209,334	2	1,349					1,351
Exercise of warrants	98,057	1	(1)					—
Net loss						(27,599)	—	(27,599)

Balance at January 31, 2001	17,938,912	$179	$54,074	$(5,805)	$(427)	$(51,900)	—	$(3,879)
Net loss						(20,444)		(20,444)
Comprehensive loss							177	177

								(20,267)

Deemed non-cash dividend and beneficial conversion feature			2,095			(2,095)		—
Conversion of preferred stock	915,360	9	2,990					2,999
Issuance of common stock on:
Acquisition of NetCel360	2,774,213	28	984					1,012
Acquisition of Domain name	15,000	—	4					4
Bridge loan conversion	11,620,310	116	2,208					2,324
Compensation related to:
Options granted for services			2,879	202				3,081
Options granted under Restricted Stock Purchase Plan			666	(35)				631
Expired and forfeited options			(4,807)	4,807				—
Exercise of warrants	87,909	1	(1)					—
Return of shares related to notes receivable-shareholder	(300,000)	(3)	(96)		427			328
Beneficial conversion feature on convertible debt			11,408					11,408
Issuance of warrants with convertible notes			1,964					1,964
Beneficial conversion feature on extinguishment of convertible debt			(2,976)					(2,976)

Balance at January 31, 2002	33,051,704	$330	$71,392	$(831)	$—	$(74,439)	$177	$(3,371)

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

Reseller Agreements

Revenues from reseller agreements are recognized when products are shipped to customers in accordance with the above criteria. Shipping and handling costs are included in cost of goods sold. The Company has recognized revenue as the amount invoiced to customers under the guidance of EITF 99-19 “Reporting Revenue Gross as a Principal versus net as an Agent”, because the Company is responsible for fulfillment, including taking and accepting orders, the Company sets the price of the products to the ultimate customers, and the Company bears inventory and credit risk.

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

Stock-based compensation charges were recorded as follows:

	For the Year Ended January 31,
	2002	2001	2000
Selling, general and administrative expenses	$2,287	$12,271	$424
Research and development expenses	829	5,432	—

	$3,116	$17,703	$424

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

The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $0.25, $14.24 and $2.13 respectively. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Year ended January 31,
	2002	2001	2000
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	218%	161%	30%
Risk-free rate of return	4.6%	6%	6%
Expected life (years)	2.5	10	5

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes activities under the stock option plans:

	Number of Options			Weighted-Average Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2002	2001	2000	2002	2001	2000
Options outstanding at beginning of the period	1,845,312	1,643,250	1,136,100	2.57	0.85	0.49
Granted
—at above fair market value	—	339,200	—	—	9.13	—
—at fair market value	7,944,008	—	—	0.26	—	—
—at below fair market value	19,700,499	714,269	1,273,250	0.09	2.63	0.93
Exercised	—	(209,334)	(636,100)	—	0.92	0.28
Forfeited	(1,981,968)	(642,073)	(130,000)	1.55	2.24	1.25

Options outstanding at end of the period	27,507,851	1,845,312	1,643,250	0.20	2.57	0.85

Options vested/exercisable at end of the period	14,064,971	1,065,390	676,856	0.25	1.24	0.72

The following summarizes information for stock options outstanding as of January 31, 2002:

Number of options	Exercise price	Weighted-average exercise price	Weighted-average remaining contractual life
26,715,507	$0.01-0.29	$.13	9.9
519,169	$0.59-2.00	$.64	6.3
55,175	$2.81-3.75	$2.92	7.2
203,000	$6.41-6.94	$6.42	9.0
15,000	$10.00	$10.00	8.2
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

10.33	Master Services Agreement with Agilant Technologies Singapore (Sales) Pte Ltd
21.1	Subsidiaries of Vsource, Inc.

*	Previously filed with Securities and Exchange Commission.
†	Confidential treatment requested with respect to portions of this Exhibit.

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

VSOURCE, INC.

Date: June 10, 2002	/S/ PHILLIP E. KELLY
Phillip E. Kelly
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/S/ PHILLIP E. KELLY Phillip E. Kelly	Chief Executive Officer Co-Chairman (Principal Executive Officer)	June 10, 2002

/S/ DENNIS M. SMITH Dennis M. Smith	Vice-Chairman Chief Financial Officer & Chief Strategy Officer (Principal Financial Officer)	June 10, 2002

/S/ MARK R. HARRIS Mark R. Harris	Vice President (Principal Accounting Officer)	June 10, 2002

/S/ SCOTT T. BEHAN Scott T. Behan	Director	June 10, 2002

/S/ RAMIN KAMFAR Ramin Kamfar	Director	June 10, 2002

/S/ ROBERT N. SCHWARTZ Robert N. Schwartz	Director	June 10, 2002

EXHIBIT INDEX

Exhibit No.		Description

2.1	(*)
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

10.33		Master Services Agreement with Agilent Technologies Singapore (Sales) Pte Ltd

21.1		Subsidiaries of Vsource, Inc.

*	Previously filed with Securities and Exchange Commission.
†	Confidential treatment requested with respect to portions of this Exhibit.