Form 10-Q
period 2002-04-30
VSOURCE INC
filed 2002-06-14
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of common stock outstanding as of June 6, 2002	34,259,220
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of June 6, 2002	1,622,468
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of June 6, 2002	1,166,869

PART I—FINANCIAL INFORMATION

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)
(Unaudited)

ASSETS
	April 30, 2002	January 31, 2002
Current assets
Cash and cash equivalents	$6,099	$4,753
Restricted cash	65	61
Accounts receivable, net	3,026	2,886
Prepaid expenses	301	597
Inventories	266	—
Other current assets	1,327	910

Total current assets	11,084	9,207
Property and equipment, net	6,489	7,232

Total assets	$17,573	$16,439

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,101	$1,706
Accrued expenses	4,119	3,610
Advances from customers—current	1,229	906

Total current liabilities	7,449	6,222
Convertible notes payable	7,547	7,497
Discount on convertible notes	(6,808)	(7,232)
Advances from customers—non current	1,800	2,100

Total long term liabilities	2,539	2,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)
(Unaudited)

	April 30, 2002	January 31, 2002
Commitments and contingencies (note 6)
Preferred stock
Preferred Stock Series 1-A ($0.01 par value, 2,900,000 shares authorized; 1,622,468 and 1,703,741 shares issued and outstanding as of April 30, 2002 and January 31, 2002, respectively)
(Aggregate liquidation value is $4,056 and $4,259 as of April 30, 2002 and January 31, 2002, respectively)	3,948	4,151
Preferred Stock Series 2-A ($0.01 par value, 2,100,000 shares authorized; 1,166,869 and 1,174,669 shares issued and outstanding as of April 30, 2002 and January 31, 2002, respectively)
(Aggregate liquidation value is $7,480 and $7,530 as of April 30, 2002 and January 31, 2002, respectively)	7,022	7,072

Total preferred stock	10,970	11,223

Shareholders’ deficit:
Common stock ($0.01 par value, 500,000,000 shares authorized; 34,259,220 and 33,051,704 shares issued and outstanding as of April 30, 2002 and January 31, 2002, respectively)	343	330
Additional paid-in capital	72,148	71,392
Deferred stock based compensation	(318)	(831)
Accumulated deficit	(75,577)	(74,439)
Other comprehensive income	19	177

Total shareholders’ deficit	(3,385)	(3,371)

Total liabilities, preferred stock and shareholders’ deficit	$17,573	$16,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except shares and per share data)
(Unaudited)

	Three months ended
	April 30, 2002	April 30, 2001
Revenue	$7,700	$13
Cost and Expenses:
Cost of revenue	4,012	—
Selling, general and administrative expenses	4,136	695
Research and development expenses	—	1,813
Amortization of stock-based compensation	513	548
Insurance proceeds from loss of inventory	(464)	—
Impairment of long-lived assets	—	2,138

Total costs and expenses	8,197	5,194
Operating loss	(497)	(5,181)
Interest income	17	35
Interest expense	(184)	—
Non-cash beneficial conversion feature expenses	(474)	—

Net loss	$(1,138)	$(5,146)

Basic and diluted weighted average number of common shares
Outstanding	34,008,640	18,356,829

Basic and diluted net loss per share available to common shareholders	$(0.03)	$(0.28)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	April 30, 2002	April 30, 2001
Increase (decrease) in cash:
Cash flows from operating activities:
Net loss	$(1,138)	$(5,146)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	763	427
Impairment of long-lived assets	—	2,138
Interest expense	184	—
Bad debt written back	(10)	—
Loss on disposal of property and equipment	72	496
Fund held in escrow	—	(600)
Compensation expense on stock options granted	513	548
Amortization of beneficial conversion feature on convertible debt	474	—
Changes in working capital components	667	(388)

Net cash provided (used) in operating activities	1,525	(2,525)
Net cash used in investing activities	(71)	(36)
Net cash provided by financing activities	50	—
Effect of exchange rates on cash	(158)	—

Net increase (decrease) in cash	1,346	(2,561)
Cash at beginning of period	4,753	5,408

Cash at end of period	$6,099	$2,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except shares and per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc (“Vsource” or the “Company”) as of April 30, 2002 and January 31, 2002 and for the three month periods ended April 30, 2002 and 2001, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the year ended January 31, 2002. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein. Certain prior period information has been reclassified to conform to the current period presentation.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates and assumptions made.

Concentration of Revenue/Credit Risk

For the three months ended April 30, 2002, one customer, Gateway Japan Inc. (“Gateway”), accounted for 87% of total revenue. No other customer accounted for more than 10% of revenue during the three months ended April 30, 2002. The Company believes that the resulting concentration of credit risk in accounts receivables is substantially mitigated by the ongoing credit evaluation process and the high level of creditworthiness of its customers.

2.    RECENT PRONOUNCEMENTS

On April 30 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 30, 2002. Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, which was originally issued to establish accounting standards for the effects of the transition to the provisions of the Motor Carrier Act of 1980 as the transition is completed. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect the provision of SFAS 145 to have a significant impact on its financial position and results of operation.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    OTHER CURRENT ASSETS

	April 30, 2002	January 31, 2002
Other current assets:
Deferred costs	$316	$282
Deposits	566	429
Other receivables	445	199

	$1,327	$910

4.    NET LOSS PER SHARE

The net loss per share, basic and diluted, for the three-month periods ended April 30, 2002 and 2001, is calculated by dividing net loss by the weighted average common shares outstanding during the respective periods. The impact of all outstanding stock options and warrants to purchase common stock are excluded from the respective computation as their impact is antidilutive.

5.    COMPREHENSIVE LOSS

The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows (in thousands):

	Three months ended
	April 30, 2002	April 30, 2001
Net loss	$1,138	$5,146
Other comprehensive loss
Foreign currency translations	158	—

Comprehensive loss	$1,296	$5,146

6.    CONTINGENCIES

In October 2001, two lawsuits were filed against the Company by purported holders of Series 2-A Convertible Preferred Stock before the United States District Court for the Northern District of Illinois entitled Crestview Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, the Company’s motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that the Company failed to register the underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, plus attorney’s fees and costs. At this early stage of the proceedings, it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, the Company denies any and all liability and intends to vigorously defend against these charges.

7.    SEGMENT DATA

Prior to the quarter ended July 31, 2001, the Company’s principal business was the development and sale of a technology solution. As such, the Company did not prepare segment reporting. For the period from June 22, 2001 to January 31, 2002, the Company’s business segments were financial services, customer relationship management (CRM), supply chain management (SCM), professional services and distribution services. The Company then evaluated its segments based on revenue from third parties and gross margin.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

First quarter 2002 segment results reflect changes made in the organization and reporting of the Company’s business segments. The Company revised its business segments to conform with the way in which it offers services to its clients. The Company generally offers its services as comprehensive solutions and manages its sales and operations to deliver these solutions. The Company commenced offering such comprehensive solutions to its biggest customer, Gateway, in November 2001. Therefore the majority of its revenues are now derived from such solutions. The new business segments are organized into four solutions: integrated technical service solutions, including comprehensive warranty and after-sales service and support; payroll and claims solutions; sales solutions; and Vsource Foundation Solutions, which are general business process outsourcing solutions, including customer relationship management, supply chain management and financial administration, delivered on a stand-alone basis rather than as components in an integrated solution.

The Company evaluates its segments based on revenue from third parties and gross margin. Gross margin is calculated after cost of revenue charges directly attributable to the segment. Costs excluded from the segments primarily consist of selling, general and administrative expenses and other special charges including insurance proceeds from loss of inventory, interest charges and amortization of beneficial conversion feature expense.

The following table sets forth summary information by segment for the three months ended April 30, 2002 (in thousands):

	Three months ended April 30, 2002
	Revenue	Segment gross margin
Integrated Technical Service Solutions	$6,742	$3,555
Payroll and Claims Solutions	154	(83)
Foundation Solutions	409	129
Sales Solutions	395	87

Total	$7,700	$3,688

A reconciliation of consolidated segment gross margin to consolidated loss for the three months ended April 30, 2002 is as follows (in thousands):

Consolidated segment gross margin	3,688
Consolidated selling, general and administrative expenses	(4,648)
Insurance proceeds from loss of inventory	463
Interest expense and interest income	(167)
Non cash beneficial conversion feature expense	(474)

Net loss	(1,138)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes appearing elsewhere herein.

Forward Looking Statements

The discussion in this Form 10-Q contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, reliance on one client, inability to raise sufficient funds to meet our operating requirements, our limited experience in the business process outsourcing business, inability to repay the debt that we have incurred, the new and unproven market for business process outsourcing services in the Asia-Pacific region, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructural disruptions, dependence on a small number of vendors and service providers, management of acquisitions, litigation, competition, and other factors discussed in our other Securities and Exchange Commission filings, including our Annual Report on Form 10-K, and any amendments thereto, for the fiscal year ended January 31, 2002.

Overview

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2001”, “2002”, “2003” AND “2004” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2001, 2002, 2003 AND 2004, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

During the first quarter of 2003, we continued to build out infrastructure in our shared services centers in Malaysia and Japan, as well as execute on our existing contracts and prepare for the implementation of new contracts about to enter the operational stage.

For the first quarter of 2003, revenues increased to $7.7 million from $13,000 for the same year-ago period. The significant increase in revenues is attributable to a change in our business model during 2002 from being a developer of software products to becoming a provider of business process outsourcing solutions. On June 22, 2001, we acquired substantially all of the assets of NetCel360 Holdings Limited (“NetCel360”), a provider of business process outsourcing and distribution services in the Asia-Pacific region. Following this acquisition, we elected to stop the development and marketing of transaction solutions for public and private exchanges, due to uncertainty as to whether we would be able to develop a commercially viable product and whether there would be market acceptance of such product, in order to devote our resources towards developing business process outsourcing and distribution services built upon NetCel360’s infrastructure. Most of our revenues during the first quarter of 2003 were generated from integrated technical service solutions provided to Gateway Japan Inc. (“Gateway”) under a three-year support services agreement that began on November 1, 2001 to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. All revenues generated during the first quarter of 2003 were derived from lines of business developed after the acquisition of NetCel360 or from lines of business developed by NetCel360.

Our operating loss decreased from $5.2 million during the first quarter of 2002 to $0.5 million in the first quarter of 2003. Our cost of revenues increased from $0 in the first quarter of 2002 to $4.0 million in the first quarter of 2003, and our selling, general and administrative expenses increased from $0.7 million to $4.1 million for the same periods, reflecting the change in our business model following the acquisition of NetCel360 from a developer of software products to a provider of business process outsourcing solutions, which entails significantly higher staffing and more extensive operating infrastructure. Correspondingly, our research and development expenses decreased from $1.8 million in the first quarter of 2002 to $0 in the first quarter of 2003, further reflecting the change in our business model. In addition, we received insurance proceeds of $0.5 million in April 2002 in respect of inventory stolen from our warehouse in Malaysia in January 2002.

During the first quarter of 2003, we improved our liquidity and capital resources. Our cash and cash equivalents totaled $6.1 million as of April 30, 2002, as compared to $4.8 million at January 31, 2002. Net cash provided by operating activities was $1.5 million for the first quarter of 2003, our second consecutive quarter of positive cash flow. Our management believes that we have adequate funding to continue in operation through January 31, 2003. We believe that we may need to raise additional cash funding in order to continue operations during the fiscal year ending January 31, 2004.

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 30, 2002, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2001:

Revenue

During the first quarter of 2003, revenue was derived primarily from business process outsourcing solutions: integrated technical service solutions, payroll and claims solutions, foundation solutions and sales solutions. Revenue from sales solutions included revenue from sales of products and services.

Revenue increased to $7.7 million for the first quarter of 2003, from $13,000 for the same period one year ago, an increase of $7.68 million. Revenue in the first quarter of 2003 was generated primarily from integrated technical service solutions provided under our support services agreement with Gateway, which accounted for $6.7 million or 87% of the quarter’s revenue. There was little revenue for the first quarter of 2002, because of the lack of market acceptance for the software version of the Company’s virtual source network (VSN) procurement application.

Cost of Revenue

During the first quarter of 2003, cost of revenue consisted primarily of employee-related costs, subcontracting costs, and parts and repair costs associated with providing customers with goods and services. Other cost of revenue included freight, telephonic and onsite support. In accordance with our deferred revenue treatment on set-up revenues generated from implementation of our solutions, we also defer the costs relating to such set-ups and amortize those costs for a period identical to the period for which revenue is deferred. Therefore, there can be a timing difference between when the costs are actually incurred, from when they are recognized.

Cost of revenue for the first quarter of 2003 increased to $4.0 million from $0 for the same year-ago period. Cost of revenue increased primarily due to increased employee-related costs associated with providing integrated technical service solutions under our support services agreement with Gateway and other expenses that were directly related to our business process outsourcing services, inclusive of personnel, technology and third-party vendor agreements. During the first quarter of 2002, we were primarily focused on selling procurement software and software services as an application service provider. We never, however, achieved meaningful sales of the products that were under development and therefore there was no cost of revenue associated with such products during that period.

Selling, General and Administrative Expenses

During the first quarter of 2003, selling, general and administrative expenses consisted primarily of employee-related costs, such as salaries of administrative and support personnel, benefits and commissions, promotional and advertising expenses, insurance premiums, rental and costs relating to certain other third-party professional services.

Selling, general and administrative expenses increased to $4.1 million for the first quarter of 2003 from $0.7 million for the same period in 2002, an increase of $3.4 million or 495%. The increase in selling, general and administrative expenses was due to the growth of our business process outsourcing solutions and the higher overhead required to support the delivery of such solutions, compared with the lower overall costs associated with developing software. Our selling, general and administrative expenses in the first quarter of 2003 were mainly comprised of employee-related expenses of $1.7 million, outside professional services expenses of $0.7 million, depreciation of $0.5 million and insurance expenses of $0.3 million.

Research and Development

Research and development expenses decreased to $0 for the first quarter of 2003 from $1.8 million for the first quarter of 2002. The decrease in research and development expenses was due to our decision to discontinue the development of procurement software and other online transaction technologies due to the slow rate of customer acceptance, the need for additional functionalities, uncertainty as to whether we would be able to develop a commercially viable product and uncertainty as to whether there would be market acceptance of such product. We incurred no research and development expenses in the first quarter of 2003 because we principally rely on intellectual property licensed from third parties, rather than proprietary intellectual property.

Insurance Proceeds from Loss of Inventory

Insurance proceeds of $0.5 million were received in April 2002 in respect of inventory stolen from our warehouse in Malaysia in January 2002.

Interest Expense

Interest expense increased to $0.2 million during the first quarter of 2003 from $0 during the same year-ago period. The increase in interest expense was due to interest accruing on our outstanding Series A Convertible Notes and Series B-1 Exchangeable Notes, which have fixed interest rates of 10% per annum.

Non-cash Beneficial Conversion Feature Expense

The beneficial conversion feature expense of $0.5 million incurred during the first quarter of 2003 arose from our issuance of Series A Convertible Notes and Series B-1 Exchangeable Notes, which are convertible into our common stock at a price below the fair market value of our common stock on the respective commitment dates of the securities. This expense was recognized in accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”.

Basic Weighted Average Number of Common Stock Outstanding

The weighted average number of shares of 34,008,640 for the first quarter of 2003 increased from 18,356,829 for the first quarter of 2002, an increase of 15,651,811 shares. The increase mainly resulted from the issuance during 2002 of 3,709,699 shares of common stock as consideration for the acquisition of substantially all of the assets of NetCel360 and 11,620,310 shares of common stock on conversion of a $2.25 million bridge loan assumed by us as part of our acquisition of NetCel360.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION—AT APRIL 30, 2002, COMPARED TO JANUARY 31, 2002:

Cash

As of April 30, 2002, cash totaled $6.1 million, up $1.3 million from $4.8 million at January 31, 2002. This increase in cash reflects mainly cash provided by operations of $1.5 million after offsetting non-cash items such as depreciation and amortization, stock-based compensation and amortization of beneficial conversion feature.

Accounts Receivable

As of April 30, 2002, accounts receivable totaled $3.0 million, after provision of doubtful debts of $16,000, an increase of $0.1 million from $2.9 million at January 31, 2002. $2.6 million or 86% of accounts receivable outstanding at April 30, 2002 have been subsequently collected.

Prepaid Expenses

As of April 30, 2002, prepaid expenses totaled $0.3 million, down $0.3 million from $0.6 million at January 31, 2002, a decrease of 50%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance to expense over the period of insurance coverage.

Inventory

As of April 30, 2002, inventory amounted to $0.3 million, up from $0 at January 31, 2002. Inventory consists of parts purchased for use in providing integrated technical service solutions in connection with our support services agreement with Gateway and for sale in connection with our sales solutions.

Other Current Assets

As of April 30, 2002, other current assets totaled $1.3 million, an increase of $0.4 million from $0.9 million at January 31, 2002. The increase of 46% was primarily due to other receivables outstanding from the sale of assets of $0.2 million and goods and services tax receivable of $0.3 million.

Accounts Payable

As of April 30, 2002, accounts payable were $2.1 million, up $0.4 million from $1.7 million at January 31, 2002. The increase in accounts payable was mainly due to the purchase of software licenses and computer hardware.

Accrued Expenses

As of April 30, 2002, accrued liabilities were $4.1 million, up $0.5 million, from $3.6 million at January 31, 2002, an increase of 14%. The increase in accrued expenses was primarily due to the increase by $0.4 million of accruals for subcontracting costs incurred in conjunction with providing integrated technical service solutions under our support services agreement with Gateway, and an increase of $0.2 million in accrued interest resulting from the issuance of our Series B-1 Exchangeable Notes in January and February of 2002.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $6.1 million as of April 30, 2002, as compared to $4.8 million at January 31, 2002, an increase of $1.3 million or 28%. As of April 30, 2002, we had working capital of $3.6 million, long-term debt of $7.5 million and shareholders’ deficit of $3.4 million. To date, we have financed our operations primarily through preferred stock financings and issuances of debt, and beginning in the fourth quarter of 2002, we generated positive cash flow from operating activities. During 2002, we also received a $3.0 million advance from Gateway under the support services agreement, which will be used to offset outstanding accounts receivable from Gateway at a monthly rate from May 2002 through October 2004.

Net cash provided by operating activities was $1.5 million for the first quarter of 2003, as compared to a net cash used in operating activities of $2.5 million for the same period one year ago. The $1.5 million in cash provided by operating activities consisted of $0.6 million from positive changes in working capital, $0.4 million in operating income and $0.5 million in cash received relating to insurance proceeds from inventory theft.

As of April 30, 2002, the only significant contractual obligations or commercial commitments outstanding consisted of:

•	our future minimum facility lease commitments, which total $0.9 million in aggregate, of which $0.7 million will be paid out in 2003, $0.1 million in 2004 and $37,000 thereafter; and

•
two third-party vendor contracts to support our obligation under the support services agreement with Gateway, which require us to pay minimum aggregate fees of $1.24 million during the period from November 1, 2001 to October 31, 2002 for services rendered under such contracts.

We have no off-balance sheet arrangements that could significantly reduce our liquidity. Beginning in the fourth quarter of 2002, we generated cash from operating activities, but because our operating results may fluctuate significantly as a result of decrease in customer demand, we may not be able to sustain positive cash flow from operations. Our management believes that we have adequate funding to continue in operation through January 31, 2003. We believe that we may need to raise additional cash funding in order to continue operations in 2004.

Debt outstanding as of April 30, 2002 that is due within the next two years amounted to US$7.5 million in principal amount. This debt was comprised of $4.56 million in principal amount of Series A convertible notes issued in June 2001 and $2.99 million in principal amount of Series B-1 exchangeable notes that we issued during January and February 2002. These convertible notes are all repayable in full on June 30, 2003. We believe that we may need to raise additional cash funding in order to repay those convertible notes that remain outstanding as of June 30, 2003 and to continue operations during 2004. Prior to June 30, 2003, these convertible notes may be converted at the option of their holders into Series 3-A Preferred Stock at a price of $60 per share which are, in turn, convertible into our common stock at $0.10 per share. The closing price for our common stock on June 3, 2002 was $0.27 per share. In the event that our common stock continues to trade at a premium to the conversion price of $0.10 per share, we believe that the holders of our convertible notes will elect to convert amounts due into common stock rather than be repaid. There can, however, be no assurance that the price of our common stock will be above the conversion price on or before June 30, 2003, or that even if the price is higher than the conversion price, that the holders of the convertible notes will choose to convert their notes into our common stock. In addition, we are endeavoring to raise additional financing to support operations and repayment of debt outstanding, if necessary. We are currently in negotiations with investors for additional cash funding. There is, however, no assurance that we will be successful in obtaining this additional capital. Numerous factors could affect our operating results including, but not limited to, general economic conditions, competition and changing technologies. A change in any of these factors could have an adverse effect on our consolidated financial position, results of operations, anticipated cash flows and ability to raise additional capital.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risks affecting Vsource, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of Vsource’s Annual Report on Form 10-K, and any amendments thereto, for the year ended January 31, 2002. Vsource’s exposure to market risks has not changed materially since January 31, 2002.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

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

Item 2.     Changes in Securities and Use of Proceeds

On February 18, 2002, we issued exchangeable promissory notes (the “Series B-1 Exchangeable Notes”) in the principal amount of $50,000 and warrants (the “Series B-1 Warrants”) to purchase 250,000 shares of common stock to purchasers under an exchangeable note purchase agreement. The following persons were the purchasers of the Series B-1 Exchangeable Notes: James Hildebrandt and Elias Farhat. The Series B-1 Exchangeable Notes have a maturity date of June 30, 2003 and are exchangeable for Series A Convertible Notes if they are not repaid in full on or prior to August 15, 2002. The Series B-1 Warrants have an exercise price of $0.10 per share.

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

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibit and Reports on Form 8–K

(a)  EXHIBITS:

None.

(b)  REPORTS ON FORM 8–K

1.
On February 6, 2002, we filed an amendment to a Current Report on Form 8-K correcting an error in the conversion price of our Series 1-A and Series 2-A Convertible Preferred Stock that had been reported in a Current Report on Form 8-K that we filed on January 23, 2002.

2.	On April 8, 2002, we filed a Current Report on Form 8–K reporting our issuance of a press release announcing our financial results for the quarter and year ended January 31, 2002.

3.	On April 11, 2001, we filed an amendment to a Current Report on Form 8–K, amending our Current Report on Form 8-K filed on April 8, 2002, to substitute an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSOURCE, INC.

By:	/s/ PHILLIP E. KELLY
Phillip E. Kelly Chief Executive Officer (Principal Executive Officer)

By:	/s/ DENNIS M. SMITH
Dennis M. Smith Chief Financial Officer (Principal Financial Officer)

Date: June 14, 2002