Form 10-Q
period 2002-07-31
VSOURCE INC
filed 2002-09-03
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No.: 000-30326

VSOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0557617 (I.R.S. Employer Identification No.)

16875 West Bernardo Drive, Suite 250, San Diego, California (Address of principal executive offices)	92127 (Zip Code)

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

Number of shares of common stock outstanding as of August 26, 2002	34,821,704
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of August 26, 2002	1,458,126
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of August 26, 2002	1,166,869

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	July 31, 2002	January 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$6,252	$4,753
Restricted cash	58	61
Accounts receivable, net	2,151	2,886
Inventory	417	—
Prepaid expenses	482	597
Other current assets	1,470	910

Total current assets	10,830	9,207
Property and equipment, net	5,897	7,232
Restricted cash, non-current	250	—

Total assets	$16,977	$16,439

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,770	$1,706
Accrued expenses	4,413	3,610
Advances from customers, current	1,229	906
Convertible notes payable	7,547	—
Discount on convertible notes	(6,152)	—

Total current liabilities	8,807	6,222
Convertible notes payable	—	7,497
Discount on convertible notes	—	(7,232)
Advances from customers, non-current	1,500	2,100

Total long-term liabilities	1,500	2,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	July 31, 2002	January 31, 2002
	(Unaudited)
Commitments and contingencies (note 7)
Preferred stock:
Preferred Stock Series 1-A ($0.01 par value, 2,900,000 shares authorized; 1,458,126 and 1,703,741 shares issued and outstanding as of July 31, 2002 and January 31, 2002, respectively)
(Aggregate liquidation value is $3,645 and $4,259 as of July 31, 2002 and January 31, 2002, respectively)	3,537	4,151
Preferred Stock Series 2-A ($0.01 par value, 2,100,000 shares authorized; 1,166,869 and 1,174,669 shares issued and outstanding as of July 31, 2002 and January 31, 2002, respectively)
(Aggregate liquidation value is $7,480 and $7,530 as of July 31, 2002 and January 31, 2002, respectively)	7,022	7,072

Total preferred stock	10,559	11,223

Shareholders’ deficit:
Common stock ($0.01 par value, 500,000,000 shares authorized; 34,821,704 and 33,051,704 shares issued and outstanding as of July 31, 2002 and January 31, 2002, respectively)	348	330
Additional paid-in capital	72,774	71,392
Deferred stock based compensation	(202)	(831)
Accumulated deficit	(76,484)	(74,439)
Other comprehensive (loss) income	(325)	177

Total shareholders’ deficit	(3,889)	(3,371)

Total liabilities, preferred stock and shareholders’ deficit	$16,977	$16,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Revenue from
Services	$6,994	$400	$14,621	$413
Products	303	735	376	735

	7,297	1,135	14,997	1,148

Costs and expenses:
Cost of revenue from
Services	2,964	963	6,860	963
Products	247	420	363	420

	3,211	1,383	7,223	1,383
Selling, general and administrative expenses	3,830	2,761	7,966	3,456
Research and development expenses	—	429	—	2,242
Amortization of stock-based compensation	337	330	850	878
Insurance proceeds from loss of inventory	—	—	(464)	—
Impairment of long-lived assets	—	1,941	—	4,079

Total costs and expenses, net	7,378	6,844	15,575	12,038

Operating loss	(81)	(5,709)	(578)	(10,890)

Interest income	20	40	37	75
Interest expense	(190)	(184)	(374)	(184)
Non-cash beneficial conversion feature expense	(656)	(618)	(1,130)	(618)

Net loss	$(907)	$(6,471)	$(2,045)	$(11,617)

Net loss available to common shareholders (see Note 5)	$(907)	$(8,566)	$(2,045)	$(13,712)

Basic and diluted weighted average number of common shares outstanding	34,485,344	19,576,287	34,250,942	18,979,959

Basic and diluted net loss per share available to common shareholders	$(0.03)	$(0.44)	$(0.06)	$(0.72)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended July 31,
	2002	2001
Increase (decrease) in cash:
Cash flows from operating activities:
Net loss	$(2,045)	$(11,617)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,463	924
Impairment of long-lived assets	—	4,079
Interest expense	374	—
Bad debt written back	(25)	—
Loss on disposal of property and equipment	86	496
Fund held in escrow	—	(275)
Amortization of stock-based compensation	850	878
Amortization of beneficial conversion feature on convertible debt	1,130	618
Changes in working capital components	(74)	(576)

Net cash provided by (used in) operating activities	1,759	(5,473)
Cash flows from investing activities
Purchase of property and equipment	(342)	(288)
Proceeds from sale of property and equipment	259	—
Acquisition of NetCel360	—	(55)
Deposits to provide for letter of support	(250)	(4,000)

Net cash used in investing activities	(333)	(4,343)
Proceeds from issuance of common stock	1	—
Proceeds from borrowings	50	7,448
Repayment of borrowings	—	(200)

Net cash provided by financing activities	51	7,248
Effect of exchange rates on cash	22	(17)

Net increase (decrease) in cash	1,499	(2,585)
Cash at beginning of period	4,753	5,408

Cash at end of period	$6,252	$2,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc. (“Vsource” or the “Company”) as of July 31, 2002 and January 31, 2002 and for the three- and six- month periods ended July 31, 2002 and 2001, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the year ended January 31, 2002. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein. Certain prior period information has been reclassified to conform to the current period presentation.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

At July 31, 2002, cash amounted to $6.3 million and for each of the quarters ended January 31, 2002, April 30, 2002 and July 31, 2002, the Company recorded positive net cash from operating activities. While the Company had positive operating cash flows for the past three quarters, there is no assurance that this will continue and the Company may need to implement cost and cash conservation measures. In addition, the Company has convertible notes outstanding and payable in the amount of $7.5 million if not converted by holders prior to June 30, 2003. The Company believes that it may need to raise additional cash funding during the next three quarters in order to continue operations and to repay interest and principal due under the convertible notes, if required. The Company is currently in negotiations with investors for additional cash funding. There is, however, no assurance that it will be successful in obtaining this additional capital. Numerous factors could affect the Company’s operating results including, but not limited to, general economic conditions, competition and changing technologies. A change in any of these factors could have an adverse effect on the Company’s consolidated financial position, results of operations, anticipated cash flows and ability to raise additional capital.

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

Concentration of Revenue/Credit Risk

For the six months ended July 31, 2002, one customer, Gateway Japan Inc. (“Gateway”), accounted for 84% of total revenue. No other customer accounted for more than 10% of revenue during the six months ended July 31, 2002. The revenue from Gateway is expected to fall over time as the installed base of Gateway’s customers under warranty declines. The Company believes that the resulting concentration of credit risk in accounts receivables is substantially mitigated by the ongoing credit evaluation process and the high level of creditworthiness of its customers.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.    RECENT ACCOUNTING PRONOUNCEMENT

On April 30 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 30, 2002. Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, which was originally issued to establish accounting standards for the effects of the transition to the provisions of the Motor Carrier Act of 1980 as the transition is completed. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS 145 to have a significant impact on its financial position and results of operation.

3.    OTHER CURRENT ASSETS (in thousands)

	July 31, 2002	January 31, 2002
Other current assets:
Deferred costs	$508	$282
Deposits	553	429
Other receivables	409	199

	$1,470	$910

4.    RESTRICTED CASH

Restricted cash relates to a deposit with a bank to secure a standby letter of credit established for the benefit of a customer.

5.    NET LOSS PER SHARE

The net loss per share, basic and diluted, for the three- and six-month periods ended July 31, 2002 and 2001, is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the respective periods. The impact of all outstanding stock options and warrants to purchase common stock are excluded from the respective computation as their impact is antidilutive.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a calculation of basic and diluted net loss per share (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Net loss	$(907)	$(6,471)	$(2,045)	$(11,617)
Less—Deemed non-cash dividend to preferred shareholders	—	(2,095)	—	(2,095)

Net loss available to common shareholders	$(907)	$(8,566)	$(2,045)	$(13,712)

6.    COMPREHENSIVE LOSS

The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Net loss	$(907)	$(6,471)	$(2,045)	$(11,617)

Other comprehensive loss
Foreign currency translations	(344)	(17)	(502)	(17)

Comprehensive loss	$(1,251)	$(6,488)	$(2,547)	$(11,634)

7.    CONTINGENCIES

In October 2001, two lawsuits were filed against Vsource by holders of Series 2-A Convertible Preferred Stock, before the United States District Court for the Northern District of Illinois, entitled Crestview Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, our motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that we failed to timely register the underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, as well as attorneys’ fees and costs.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At this early stage of the proceedings, it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, we deny any and all liability and intend to vigorously defend against these charges.

8.    SEGMENT DATA

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

From fiscal year ending January 31, 2003, segment results reflect changes made in the organization and reporting of the Company’s business segments. The Company revised its business segments to conform with the way in which it offers services to its clients. The Company generally offers its services as comprehensive solutions and manages its sales and operations to deliver these solutions. The Company commenced offering its integrated technical service solution to its biggest customer, Gateway, in November 2001. The majority of its revenues are now derived this solution. The Company’s new business segments are organized into four solutions: integrated technical service solutions, including comprehensive warranty and after-sales service and support; payroll and claims solutions; sales solutions; and Vsource Foundation SolutionsTM, which are general business process outsourcing solutions, including CRM, SCM and financial administration, delivered on a stand-alone basis rather than as components in an integrated solution. Accordingly, financial data for prior periods has been restated to conform to the current presentation.

The Company evaluates its segments based on revenues generated by each of its solutions and gross margin. Gross margin is calculated after cost of revenue charges directly attributable to the segment. Costs excluded from the segments primarily consist of selling, general and administrative expenses and other special charges including loss on impairment on long-lived assets, insurance proceeds from loss of inventory, interest charges and amortization of beneficial conversion feature expense.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth summary information by segment for the three- and six- month periods ended July 31, 2002 and 2001 (in thousands):

	Three months ended July 31, 2002		Six months ended July 31, 2002
	Segment Revenue	Segment Gross Margin	Segment Revenue	Segment Gross Margin
Integrated technical service solutions	$5,927	$3,754	$12,669	$7,309
Payroll and claims solutions	177	(32)	331	(115)
Vsource Foundation Solutions	448	143	857	272
Sales solutions	745	221	1,140	308

Total	$7,297	$4,086	$14,997	$7,774

	Three months ended July 31, 2001		Six months ended July 31, 2001
	Segment Revenue	Segment Gross Margin	Segment Revenue	Segment Gross Margin
Integrated technical service solutions	$—	$—	$—	$—
Payroll and claims solutions	—	—	—	—
Vsource Foundation Solutions	400	(563)	400	(563)
Sales solutions	735	315	748	328

Total	$1,135	$(248)	$1,148	$(235)

A reconciliation of consolidated segment gross margin to consolidated loss for the three- and six- month periods ended July 31, 2002 and 2001 is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31
	2002	2001	2002	2001
Consolidated segment gross margin	$4,086	$(248)	$7,774	$(235)
Consolidated selling, general and administrative expenses	(4,167)	(3,520)	(8,815)	(6,576)
Impairment of long-lived assets	—	(1,941)	—	(4,079)
Insurance proceeds from loss of inventory	—	—	463	—
Interest expense and interest income	(170)	(144)	(337)	(109)
Non cash beneficial conversion feature expense	(656)	(618)	(1,130)	(618)

Net loss	$(907)	$(6,471)	$(2,045)	$(11,617)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.

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

During the second quarter of 2003, we continued to execute on existing contracts, to add new contracts for payroll and claims solutions and Foundation Solutions, and to build new client relationships.

For the second quarter of 2003, revenues increased to $7.3 million from $1.1 million for the same year-ago period. The significant increase in revenues is attributable to our acquisition of NetCel360 Holdings Limited (“NetCel360”) and our change in significant business process outsourcing solutions contract with Gateway. On June 22, 2001, we acquired substantially all of the assets of NetCel360, a provider of business process outsourcing solutions and distribution services in the Asia-Pacific region. Following this acquisition, we elected to stop the development and marketing of transaction solutions for private and public exchanges, due to uncertainty as to whether we would be able to develop a commercially viable product and whether there would be market acceptance of such product, in order to devote our resources towards developing businesses process outsourcing and distribution services built upon NetCel360’s infrastructure. Most of our revenues during the second quarter of 2003 were generated from integrated technical service solutions provided to Gateway Japan Inc. (“Gateway”) under a three-year support services agreement beginning November 1, 2001 to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. All revenues generated during the second quarter of 2003 were derived from lines of business developed after the acquisition of NetCel360 or from lines of business developed by NetCel360. Revenue in the second quarter of 2002 was generated primarily from the resale of products under a reseller agreement (the “Reseller Agreement”) with Gateway Manufacturing, Inc. (“Gateway Manufacturing”) which was in effect from July 1, 2001 to November 30, 2001. These revenues accounted for $0.7 million or 65% and $0.7 million or 64% of the second quarter’s and the first half’s revenues, respectively, in 2002.

Our operating loss decreased from $6.5 million during the second quarter of 2002 to $0.9 million in the second quarter of 2003. Our cost of revenues increased from $1.4 million in the second quarter of 2002 to $3.2 million in the second quarter of 2003, and our selling, general and administrative expenses increased from $2.8 million to $3.8 million for the same periods, reflecting principally the change in our business model following the acquisition of NetCel360 from a developer of software products to a provider of business process outsourcing solutions, which entails significantly higher staffing and more extensive operating infrastructure. All of the cost of revenues and most of the selling, general and administrative expenses in the second quarter of 2002 were incurred principally in the last month of that quarter, following the acquisition of NetCel360 on June 22, 2001, whereupon we began incurring cost of revenues in connection with the provision of business process outsourcing services and the resale of products for Gateway Manufacturing.

During the second quarter of 2003, we improved our liquidity and capital resources. Our cash totaled $6.3 million as of July 31, 2002, as compared to $4.8 million at January 31, 2002, and an increase of $0.2 million from the amount at the beginning of the second quarter of 2003 of $6.1 million. Net cash provided by operating activities was $1.8 million for the first half of 2003, as compared to net cash used in operating activities of $5.5 million for the same period one year ago. While we had positive operating cash flows for the past three quarters, there is no assurance that this will continue and we may need to implement cost and cash conservation measures. In addition, we have convertible notes outstanding and payable in the amount of $7.5 million if not converted by holders prior to June 30, 2003. We believe that we may need to raise additional cash funding during the next three quarters in order to continue operations and to repay interest and principal due under the convertible notes, if required. We are currently in negotiations with investors for additional cash funding. There is, however, no assurance that we will be successful in obtaining this additional capital. Numerous factors could affect our operating results including, but not limited to, general economic conditions, competition and changing technologies. A change in any of these factors could have an adverse effect on our consolidated financial position, results of operations, anticipated cash flows and ability to raise additional capital.

Management’s Discussion & Analysis of Results of Operations—Three and Six Months Ended July 31, 2002, Compared to the Three and Six Months Ended July 31, 2001

Revenue

During the second quarter and first half of 2003, revenue was derived primarily from business process outsourcing solutions: integrated technical service solutions, payroll and claims solutions, foundation solutions and sales solutions. Revenue from sales solutions included revenue from sales of products and services.

Revenue increased to $7.3 million for the second quarter of 2003, from $1.1 million for the same period one year ago, an increase of $6.2 million. Services revenue increased 1,649% in the second quarter of 2003 to $7.0 million compared to $0.4 million from the same period a year ago, while product revenue declined 59% to $0.4 million compared to $0.7 million from the same period a year ago due to the cessation in the resale of personal computers under the Gateway Reseller Agreement. Revenue increased to $15.0 million for the first half of 2003, from $1.1 million for the same period one year ago, an increase of $13.8 million. Services revenue increased 3,440% in the second quarter of 2003 to $14.6 million compared to $0.4 million for the same period a year ago, while product revenue declined 49% to $0.4 million compared to $0.7 million from the same period a year ago. For fiscal year 2003, product revenue was comprised of the sale of parts to end customers as compared to fiscal year 2002 where product revenue was comprised of the sale of personal computers.

Revenue in the second quarter and first half of 2003 was generated primarily from integrated technical service solutions provided under our support services agreement with Gateway, which accounted for $5.9 million or 81% and $12.6 million or 84% of the quarter’s and half’s revenue in 2003, respectively. Revenue in the second quarter and first half of 2002 was generated primarily from the resale of products under the Reseller Agreement, which was in effect from July 1, 2001 to November 30, 2001. This accounted for $0.7 million or 65% and $0.7 million or 64% of the second quarter’s and the first half’s revenue in 2002, respectively.

Cost of Revenue

During the second quarter of 2003 and first half of 2003, cost of revenue consisted primarily of employee-related costs, subcontracting costs, and parts and repair costs associated with providing customers with goods and services. Other cost of revenue included freight, telecommunications and onsite support. In accordance with our deferred revenue treatment on set-up revenues generated from implementation of our solutions, we also defer the costs relating to such set-ups and amortize those costs for a period identical to the period for which revenue is deferred. Therefore, there can be a timing difference between when the costs are actually incurred, from when they are recognized.

Cost of revenue for the second quarter of 2003 increased to $3.2 million from $1.4 million for the same year-ago period, an increase of $1.8 million. Cost of revenue for the first half of 2003 increased to $7.2 million, from $1.4 million for the same year-ago period, an increase of $5.8 million. Services cost of revenue increased 208% in the second quarter of 2003 to $3.0 million and 612% to $6.9 million in the first half of 2003, while product cost of revenue declined 41% to $0.2 million and 14% to $0.4 million, respectively, compared to the same periods a year ago.

The increase in services cost of revenue in the second quarter and first half of 2003 compared to the same periods a year ago was primarily due to increased employee-related costs associated with providing integrated technical service solutions under our support services agreement with Gateway and other expenses that were directly related to our business process outsourcing services, inclusive of personnel, technology and third-party vendor agreements cost of revenues incurred in the second quarter of 2002 were incurred principally in the last month of that quarter, following the acquisition of NetCel360 on June 22, 2001, whereupon we began incurring cost of revenues in connection with the provision of business process outsourcing services and the resale of products for Gateway Manufacturing. As a developer of software products, we did not incur cost of revenues prior to the acquisition of NetCel360. The decline in product cost of revenue was due to the termination of the Reseller Agreement as part of Gateway Manufacturing’s termination of its operations in the Asia-Pacific region.

Selling, General and Administrative Expenses

During the second quarter and first half of 2003, selling, general and administrative expenses consisted primarily of employee-related costs, such as salaries of administrative and support personnel, benefits and commissions, promotional and advertising expenses, insurance premiums, rental and costs relating to certain other third-party professional services.

Selling, general and administrative expenses increased to $3.8 million for the second quarter of 2003 from $2.8 million for the same period in 2002, an increase of $1.0 million or 39%. Our selling, general and administrative expenses in the second quarter of 2003 were mainly comprised of employee-related expenses of $2.0 million, outside professional services expenses of $0.3 million, depreciation of $0.5 million, rental of $0.2 million and insurance expenses of $0.2 million.

Selling, general and administrative expenses for the first half of 2003 increased to $8.0 million from $3.5 million for the same period in 2002, an increase of $4.5 million. Our selling, general and administrative expenses in the first half of 2003 were mainly comprised of employee-related expenses of $3.7 million, outside professional services expenses of $1.0 million, depreciation of $1.0 million, rental of $0.5 million and insurance expenses of $0.5 million.

The increase in selling, general and administrative expenses during these periods was due to the growth of our business process outsourcing solutions and the higher overhead required to support the delivery of such solutions, compared with the lower overall costs associated with developing software. Most of the selling, general and administrative expenses incurred in the second quarter of 2002 were incurred principally in the last month of that quarter, following the acquisition of NetCel360 on June 22, 2001, whereupon we began incurring higher selling, general and administrative expenses in connection with the provision of business process outsourcing services and the resale of products for Gateway Manufacturing.

Research and Development

No research and development expenses was incurred in the second quarter of 2003 as compared to $0.4 million for the second quarter of 2002. No research and development expenses was incurred in the first half of 2003 as compared to $2.2 million for the same period a year ago.

The decrease in research and development expenses was due to our decision to discontinue the development of procurement software and other online transaction technologies due to the slow rate of customer acceptance, the need for additional functionalities, uncertainty as to whether we would be able to develop a commercially viable product. We incurred no research and development expenses in the second quarter and first half of 2003 because we principally rely on intellectual property licensed from third parties, rather than proprietary intellectual property.

Insurance Proceeds in Respect of Loss of Inventory

Insurance proceeds of $0.5 million were received in April 2002 in respect of inventory stolen from our warehouse in Malaysia in January 2002.

Impairment of Long-Lived Assets

No loss on impairment of long-lived assets was made in the second quarter and first half of 2003 as compared to $1.9 million and $4.1 million, respectively for the same periods a year ago. This was related to loss on impairment of goodwill pertaining to the acquisition of Online Transactions Technologies, Inc. in 2002.

Interest Expense

Interest expense of $0.2 million was at the same level during the second quarter of 2003 compared to the same year-ago period.

Interest expense increased to $0.4 million during the first half of 2003 from $0.2 million during the same year-ago period, an increase of $0.2 million. The increase in interest expense was due to interest accruing on our outstanding Series A Convertible Notes and Series B-1 Exchangeable Notes for the full first half of 2003 compared to just two months’ accrual for Series A Convertible Notes and one month’s accrual for Series B Exchangeable Notes in the first half of 2002. These notes have fixed interest rates of 10% per annum and mature on June 30, 2003, except for Series B, which was extinguished on December 28, 2001.

Non-Cash Beneficial Conversion Features Expense

The non-cash beneficial conversion feature expense of $0.7 million incurred during the second quarter of 2003 was at similar level as the same period a year ago. This expense arose from our issuance of Series A Convertible Notes and Series B-1 Exchangeable Notes, which are convertible into our common stock at a price below the fair market value of our common stock on the respective commitment dates of the securities. This expense was recognized in accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”.

For the first half of 2003, the beneficial conversion feature expense increased by $0.5 million from $0.6 million in 2002 to $1.1 million in 2003. This increase was attributable to our Series A Convertible Notes, issued in June 2001, which mature on June 30, 2003.

Basic Weighted Average Number of Common Stock Outstanding

The weighted average number of shares of 34,485,344 for the second quarter of 2003 increased from 19,576,287 for the second quarter of 2002, an increase of 14,909,057 shares. The weighted average number of shares of 34,250,942 for the first half of 2003 increased from 18,979,959 for the first half of 2002, an increase of 15,270,983 shares.

These increases mainly resulted from the issuance during 2002 of 3,709,699 shares of common stock as consideration for the acquisition of substantially all of the assets of NetCel360 and 11,620,310 shares of common stock on conversion of a $2.25 million bridge loan assumed by us as part of our acquisition of NetCel360.

Management’s Discussion & Analysis of Financial Condition—At July 31, 2002, Compared to January 31, 2002:

Cash

As of July 31, 2002, cash totaled $6.3 million, up $1.5 million from $4.8 million at January 31, 2002. This increase in cash reflects mainly cash provided by operations of $2.0 million after offsetting non-cash items such as depreciation and amortization, stock-based compensation and amortization of beneficial conversion feature.

Accounts Receivable

As of July 31, 2002, accounts receivable totaled $2.2 million, after provision of doubtful debts of $5,000, a decrease of $0.7 million from $2.9 million at January 31, 2002. This was primarily made up of an account receivable of $1.7 million from Gateway for amounts billed in July 2002.

Inventory

As of July 31, 2002, inventory amounted to $0.4 million, up from $0 at January 31, 2002. Inventory consists of parts purchased for use in providing integrated technical service solutions in connection with our support services agreement with Gateway and for sale in connection with our sales solutions. The parts in inventory are valued based on the last-in-first-out (LIFO) method.

Prepaid Expenses

As of July 31, 2002, prepaid expenses totaled $0.5 million, down $0.1 million from $0.6 million at January 31, 2002, a decrease of 19%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance to expense over the period of insurance coverage.

Other Current Assets

As of July 31, 2002, other current assets totaled $1.5 million, an increase of $0.6 million from $0.9 million at January 31, 2002. The increase of 62% was primarily due to deferred costs of $0.2 million and goods and services tax receivable of $0.4 million.

Property and Equipment, Net

As of July 31, 2002, net book value of property and equipment totaled $5.9 million, a decrease of $1.3 million from $7.2 million at January 31, 2002. The decrease of 19% was attributed to depreciation of $1.5 million for the six months ended July 31, 2002 and the disposal of furniture and equipment of $0.4 million.

Restricted Cash, Non-Current

As of July 31, 2002, restricted cash, non-current totaled $0.3 million, an increase of $0.3 million from $0 at January 31, 2002. The increase is due to a deposit with a bank to secure a standby letter of credit established for the benefit of a customer.

Accrued Expenses

As of July 31, 2002, accrued liabilities were $4.4 million, up $0.8 million, from $3.6 million at January 31, 2002, an increase of 22%. The increase in accrued expenses was primarily due to the increase by $0.5 million of staff accruals for bonuses and vacation, and an increase of $0.4 million in accrued interest resulting from the issuance of our Series B-1 Exchangeable Notes in January and February of 2002.

Other Comprehensive (Loss) Income

As of July 31, 2002, other comprehensive loss was $0.3 million, down $0.5 million, from an income of $0.2 million at January 31, 2002. This was mainly due to the strengthening of the Japanese Yen against the United States Dollar, resulting in a translation loss on conversion of the Vsource Japan entity’s books to United States Dollar.

Liquidity and Capital Resources

Our cash totaled $6.3 million as of July 31, 2002, as compared to $4.8 million at January 31, 2002, an increase of $1.5 million or 31%. As of July 31, 2002, we had working capital of $3.4 million, excluding convertible notes payable and the discount of debt, and non-current advance from customer of $1.5 million. The convertible notes of $7.5 million are due in June 2003 and are excluded from the calculation of working capital. To date, we have financed our operations primarily through preferred stock financings and issuances of debt, and beginning in the fourth quarter of 2002, we generated positive cash flow from operating activities. During 2002, we also received a $3.0 million advance from Gateway under the support services agreement, which will be used to offset outstanding accounts receivable from Gateway at a monthly rate from May 2002 through October 2004.

Net cash provided by operating activities was $1.8 million for the first half of 2003, as compared to a net cash used in operating activities of $5.5 million for the same period one year ago. The $1.8 million in cash provided by operating activities consisted of $1.3 million in operating income after adjustment for non-cash items and $0.5 million in cash received relating to insurance proceeds from inventory theft.

As of July 31, 2002, the only significant contractual obligations or commercial commitments outstanding consisted of our future minimum facility lease commitments, which total $0.8 million in aggregate, of which $0.5 million will be paid out in 2003, $0.2 million in 2004, $0.1 million in 2005 and $47,000 thereafter.

We have no off-balance sheet arrangements that could significantly reduce our liquidity.

While we had positive operating cash flows for the past three quarters, there is no assurance that this will continue and we may need to implement cost and cash conservation measures. Debt outstanding as of July 31, 2002 that is due within the next 12 months amounted to US$7.5 million in principal amount. This debt was comprised of $4.6 million in principal amount of Series A convertible notes issued in June 2001 and $3.0 million in principal amount of Series B-1 exchangeable notes that we issued during January and February 2002. Under their terms, these convertible notes are repayable in full on June 30, 2003. We believe that we may need to raise additional cash funding during the next three quarters in order to continue operations and to repay interest and principal due under the convertible notes, if required. We are currently in negotiations with investors for additional cash funding. There is, however, no assurance that we will be successful in obtaining this additional capital. Numerous factors could affect our operating results including, but not limited to, general economic conditions, competition and changing technologies. A change in any of these factors could have an adverse effect on our consolidated financial position, results of operations, anticipated cash flows and ability to raise additional capital.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risks affecting Vsource, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of Vsource’s Annual Report on Form 10-K, and amendments thereto, for the year ended January 31, 2002. Vsource’s exposure to market risks has not changed materially since January 31, 2002.

Item 4.    Controls and Procedures

In the quarter ended July 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In October 2001, two lawsuits were filed against Vsource by holders of Series 2-A Convertible Preferred Stock, before the United States District Court for the Northern District of Illinois, entitled Crestview Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, our motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that we failed to timely register the underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, as well as attorneys’ fees and costs. At this early stage of the proceedings, it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, we deny any and all liability and intend to vigorously defend against these charges.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on August 16, 2002 in San Diego, California. Seven incumbent electors were re-elected without opposition to serve another one-year term in office. The results of the election were as follows:

Name of Director	Votes For	Votes Withheld
Phillip E. Kelly	34,006,800	216,507
I. Steven Edelson	34,007,622	215,685
Dennis M. Smith	34,001,801	221,506
Scott T. Behan	33,981,801	241,506
Ramin Kamfar	33,983,501	239,806
Nathaniel C.A. Kramer	33,983,498	239,809
Robert N. Schwartz	33,983,498	239,809

In addition, at the annual meeting the following two proposals were approved by stockholders by the following votes:

Proposal	Votes For	Votes Against	Votes Abstained
Amend Vsource’s Certificate of Incorporation to effect a reverse split of outstanding common stock	33,026,776	1,135,884	60,647
Ratify appointment of independent auditors	34,097,492	78,351	47,464

Item 5.    Other Information

None.

Item 6.    Exhibit and Reports on Form 8-K

(a)  Exhibits:

None.

(b)  Reports on Form 8-K

1.  On June 13, 2002, we filed a Current Report on Form 8-K reporting our issuance of a press release announcing our financial results for the quarter ended April 30, 2002.

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
Dennis M. Smith Chief Financial Officer (Principal Financial Officer)

Date: September 3, 2002

CERTIFICATION

I, Phillip E. Kelly, Chief Executive Officer of Vsource, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Vsource, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 3, 2002

By:	/s/ PHILLIP E. KELLY
Phillip E. Kelly Chief Executive Officer (Principal Executive Officer)

*  Attention is drawn to the fact that, as disclosed in Vsource, Inc.’s filings, all current company officers, including the Chief Executive Officer and Chief Financial Officer, as well as other key members of the company’s internal legal and accounting functions who are responsible for establishing and maintaining the company’s internal controls, were not employees of the company prior to June 2001.

CERTIFICATION

I, Dennis M. Smith, Chief Financial Officer of Vsource, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Vsource, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 3, 2002

By:	/s/ DENNIS M. SMITH
Dennis M. Smith Chief Financial Officer (Principal Financial Officer)

* Attention is drawn to the fact that, as disclosed in Vsource, Inc.’s filings, all current company officers, including the Chief Executive Officer and Chief Financial Officer, as well as other key members of the company’s internal legal and accounting functions who are responsible for establishing and maintaining the company’s internal controls, were not employees of the company prior to June 2001.