Form 10-Q/A
period 2002-07-31
VSOURCE INC
filed 2002-09-10
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2002
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to ________

Commission file number 000-30326.

VSOURCE, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of Incorporation or organization)	77-0557617 (I.R.S. Employer Identification No.)
16875 West Bernardo Drive, Sutie 250, San Diego, California (Address or principal executive offices)	92127 (Zip Code)

Issuer's telephone number, including area code: (858) 618-5884

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.............................Yes   X     No

Number of shares of common stock outstanding as of August 26, 2002...........................34,821,704
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of
August 26, 2002...............................................................................................................1,458,126
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of
August 26, 2002...............................................................................................................1,166,869

NEXT PAGE

EXPLANATORY NOTE

This amendment to our quarterly report on Form 10-Q for the quarter ended July 31, 2002 is being made to include the certification required by Section 906 of the Sarbanes-Oxley Act of 2002 (the "Act"). Our initial report only included the certification required under Section 302 of the Act, which we believed incorporated the requirements of Section 906 of the Act. Upon further review of the Act, this position is unclear and therefore we have included both certifications in this amendment.

NEXT PAGE

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

Date: September 9, 2002

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

Date: September 9, 2002

By: /s/ Phillip E. Kelly
      Phillip E. Kelly
      Chief Executive Officer
      (Principal Executive Officer)

* Attention is drawn to the fact that, as disclosed in Vsource, Inc.'s filings, all current company officers, including the Chief Executive Officer and Chief Financial Officer, as well as other key members of the company's internal legal and accounting functions who are responsible for establishing and maintaining the company's internal controls, were not employees of the company prior to June 2001.

NEXT PAGE

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

Date: September 9, 2002

By: /s/ Dennis M. Smith
      Dennis M. Smith
      Chief Financial Officer
      (Principal Financial Officer)

* Attention is drawn to the fact that, as disclosed in Vsource, Inc.'s filings, all current company officers, including the Chief Executive Officer and Chief Financial Officer, as well as other key members of the company's internal legal and accounting functions who are responsible for establishing and maintaining the company's internal controls, were not employees of the company prior to June 2001.

CERTIFICATION

       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Vsource, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended July 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

By: /s/ Phillip E. Kelly
      Phillip E. Kelly
      Chief Executive Officer
      (Principal Executive Officer)

By: /s/ Dennis M. Smith
      Dennis M. Smith
      Chief Financial Officer
      (Principal Financial Officer)

* This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose. Attention is drawn to the fact that, as disclosed in the Company's filings, all current Company officers, including the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company's internal legal and accounting functions who are responsible for establishing and maintaining the Company's internal controls, were not employees of the Company prior to June 2001.