Form 10-Q
period 2002-10-31
VSOURCE INC
filed 2002-12-05
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

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

Number of shares of common stock outstanding as of November 30, 2002	1,752,492
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of November 30, 2002	1,436,055
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of November 30, 2002	503,842
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of November 30, 2002	16,973

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

VSOURCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	October 31, 2002	January 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash	$12,709	$4,753
Restricted cash	58	61
Accounts receivable, net	1,933	2,886
Inventory	590	—
Prepaid expenses	321	597
Other current assets	1,351	910

Total current assets	16,962	9,207
Property and equipment, net	5,454	7,232
Restricted cash, non-current	250	—

Total assets	$22,666	$16,439

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,514	$1,706
Accrued expenses	4,486	3,610
Advances from customers, current	1,229	906
Convertible notes payable	171	—
Discount on convertible notes	(78)	—

Total current liabilities	7,322	6,222
Convertible notes payable	—	7,497
Discount on convertible notes	—	(7,232)
Advances from customers, non-current	1,200	2,100

Total long-term liabilities	1,200	2,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	October 31, 2002	January 31, 2002
	(Unaudited)

Commitments and contingencies (note 10)

Non-redeemable Preferred Stock Preferred Stock Series 1-A ($0.01 par value, 2,900,000 shares authorized; 1,436,055 and 1,703,741 shares issued and outstanding as of October 31, 2002 and January 31, 2002, respectively) (Aggregate liquidation value is $3,590 and $4,259 as of October 31, 2002 and January 31, 2002, respectively)	3,482	4,151

Preferred Stock Series 2-A ($0.01 par value, 2,100,000 shares authorized; 503,842 and 1,174,669 shares issued and outstanding as of October 31, 2002 and January 31, 2002, respectively) (Aggregate liquidation value is $3,230 and $7,530 as of October 31, 2002 and January 31, 2002, respectively)	3,025	7,072

	6,507	11,223

Redeemable Preferred Stock Preferred Stock Series 4-A ($0.01 par value, 25,000 shares authorized; 16,973 and 0 shares issued and outstanding as of October 31, 2002 and January 31, 2002, respectively) (Aggregate liquidation value is $33,946 and $0 as of October 31, 2002 and January 31, 2002, respectively Aggregate redeemable value is $50,919 and $0 as of October 31, 2002 and January 31, 2002, respectively)	182	—

Total preferred stock	6,689	11,223

Shareholders’ equity (deficit): Common stock ($0.01 par value, 500,000,000 shares authorized; 1,752,492 and 1,652,234 shares issued and outstanding as of October 31, 2002 and January 31, 2002, respectively)	351	330

Additional paid-in capital	85,467	71,392

Deferred stock based compensation	(151)	(831)

Accumulated deficit	(78,082)	(74,439)

Other comprehensive (loss) income	(130)	177

Total shareholders’ equity (deficit)	7,455	(3,371)

Total liabilities, preferred stock and shareholders’ equity (deficit)	$22,666	$16,439

The accompnaying notes are integral part of these condensed consolidated financial statements

VSOURCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Revenue from
Services	$5,701	$542	$20,322	$955
Products	342	1,859	718	2,594

	6,043	2,401	21,040	3,549

Costs and expenses:
Cost of revenue from
Services	3,124	882	9,985	1,845
Products	190	1,530	552	1,950

	3,314	2,412	10,537	3,795
Selling, general and administrative expenses	3,926	4,679	11,892	8,135
Research and development expenses	—	27	—	2,269
Amortization of stock-based compensation	57	32	907	910
Insurance proceeds from loss of inventory	—	—	(464)	—
Impairment of long-lived assets	—	—	—	4,079

Total costs and expenses, net	7,297	7,150	22,872	19,188

Operating loss	(1,254)	(4,749)	(1,832)	(15,639)
Interest income	15	30	52	105
Interest expense	(206)	(222)	(580)	(406)
Non-cash beneficial conversion feature expense	(587)	(1,084)	(1,717)	(1,702)

Loss before extraordinary item	(2,032)	(6,025)	(4,077)	(17,642)
Extraordinary item
Loss on extinguishment of debt	(6,703)	—	(6,703)	—

Net loss	$(8,735)	$(6,025)	$(10,780)	$(17,642)

Net loss available to common shareholders (see Note 5)	$(1,599)	$(6,025)	$(3,644)	$(19,737)

Basic and diluted weighted average number of common shares outstanding (see Note 6)	1,749,448	1,063,647	1,724,983	987,162

Basic and diluted net loss per share available to common shareholders (see Note 6):
Profit (Loss) before extraordinary item	$2.92	$(5.66)	$1.77	$(19.99)
Extraordinary item	$(3.83)	—	$(3.88)	—

Net loss	$(0.91)	$(5.66)	$(2.11)	$(19.99)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended October 31,
	2002	2001
Increase (decrease) in cash:
Cash flows from operating activities:
Net loss	$(10,780)	$(17,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,278	1,662
Impairment of long-lived assets	—	4,079
Interest expense (income)	580	(65)
Bad debt	(25)	26
Notes receivable – write-off	—	586
Loss on disposal of property and equipment	105	742
Amortization of stock-based compensation	907	911
Amortization of beneficial conversion feature on convertible debt	1,717	1,702
Loss on extinguishment of debt	6,703	—
Changes in working capital components	(245)	578

Net cash provided by (used in) operating activities	1,240	(7,421)
Cash flows from investing activities
Purchase of property and equipment	(628)	(475)
Proceeds from sale of property and equipment	312	44
Acquisition of NetCel360	—	(106)
Deposits to provide for letter of support	(250)	(4,000)

Net cash used in investing activities	(566)	(4,537)
Cash flows from financing activities
Proceeds from issuance of common stock	1	—
Proceeds from issuance of preferred stock	7,201	—
Proceeds from borrowings	50	7,448
Repayment of borrowings	—	(200)

Net cash provided by financing activities	7,252	7,248
Effect of exchange rates on cash	30	3

Net increase (decrease) in cash	7,956	(4,707)
Cash at beginning of period	4,753	5,408

Cash at end of period	$12,709	$701

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc. (“Vsource” or the “Company”) as of October 31, 2002 and January 31, 2002 and for the three- and nine- month periods ended October 31, 2002 and 2001, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the year ended January 31, 2002. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein. Certain prior period information has been reclassified to conform to the current period presentation.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding; Private Placement; Exchange

At October 31, 2002, cash totaled $12.7 million. During the nine months ended October 31, 2002, the Company generated positive net cash from operating activities. Overall, the Company’s cash position improved to $12.7 million at October 31, 2002, an increase of $6.4 million from the amount at the beginning of the third quarter of 2003, due to the completion of a private placement (the “Private Placement”) on October 25, 2002 of 3,750 shares of new Series 4-A convertible preferred stock and warrants to purchase 1,250,000 shares of common stock for $7.5 million in cash. $250,000 of the purchase price was withheld by the purchasers pending the completion of a 20-to-1 reverse stock split and was paid to the Company following completion of the reverse stock split on November 20, 2002 (see Note 12 Subsequent Events). In connection with and as a precondition to the Private Placement, on October 25, 2002, the Company caused holders of certain preferred securities (including notes, in the principal amount of approximately $7.4 million that were scheduled to mature on June 30, 2003, exchangeable into preferred securities) and warrants to exchange their preferred securities and warrants for an aggregate of 13,223 shares of new Series 4-A convertible preferred stock (the “Exchange”). As a result of the Private Placement and Exchange, the Company believes that it has adequate funding to continue in operation beyond January 31, 2004.

Subsequent Exchange

The Company is required under the terms of the Private Placement and Exchange to offer all of the remaining holders of its preferred securities (including notes, in the principal amount of $170,790 that are scheduled to mature on June 30, 2003, exchangeable into preferred securities) and Series B and Series B-1 warrants the right to exchange such preferred securities and warrants for new Series 4-A convertible preferred stock at the same exchange ratios offered to the holders participating in the Exchange. (See Note 12 Subsequent Events)

Use of Estimates

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

Concentration of Revenue/Credit Risk

For the nine months ended October 31, 2002, one customer, Gateway Japan Inc. (“Gateway”), accounted for 82% of total revenue. No other customer accounted for more than 10% of revenue during the nine months ended October 31, 2002. The revenue from Gateway is expected to fall over time as the installed base of Gateway’s customers under warranty declines. The Company believes that the resulting concentration of credit risk in accounts receivables is substantially mitigated by the ongoing credit evaluation process and the high level of creditworthiness of its customers.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENT

On April 30 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 30, 2002. Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, which was originally issued to establish accounting standards for the effects of the transition to the provisions of the Motor Carrier Act of 1980 as the transition is completed. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also makes several other technical corrections to existing pronouncements that may change accounting practice. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The impact of the provisions of SFAS 145 when it comes into effect is the loss on extinguishment of debt of $6.7 million for the three and nine months ended October 31, 2002 and $0.3 million for the fiscal year ended January 31, 2002 will not be classified under extraordinary item. The resulting impact on net loss before extraordinary item and earnings per share, adjusted for the reverse stock split on November 20, 2002 is shown in the following table:

	Three months ended	Nine months ended	Fiscal year ended January 31, 2002
	October 31, 2002
Loss before extraordinary item
Reported	$(2,032)	$(4,077)	$(20,104)
Proforma (effect of SFAS 145)	(8,735)	(10,780)	(20,444)
Basic and diluted net profit (loss) per share available to common shareholders
Loss before extraordinary item
Reported	$2.92	$1.77	$(20.56)
Proforma (effect of SFAS 145)	$(0.91)	$(2.11)	$(20.87)

3.	OTHER CURRENT ASSETS (in thousands)

	October 31, 2002	January 31, 2002
Other current assets:
Deferred costs	$520	$282
Deposits	393	429
Other receivables	438	199

	$1,351	$910

4.	RESTRICTED CASH, NON-CURRENT

        Restricted cash relates to a deposit with a bank to secure a standby letter of credit established for the benefit of a customer.

5.	NET LOSS AVAILABLE TO COMMON SHAREHOLDERS

        The following table is a calculation of net loss available to common shareholders (in thousands):

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Net loss	$(8,735)	$(6,025)	$(10,780)	$(17,642)
Add (Less): Deemed non-cash dividend to preferred shareholders
Credit arising on exchange	7,318	—	7,318	—
Deemed non-cash dividend	(182)	—	(182)	(2,095)

	7,136	—	7,136	(2,095)

Net loss available to common shareholders	$(1,599)	$(6,025)	$(3,644)	$(19,737)

The credit of $7.3 million arose from the exchange of Series 2-A convertible preferred stock and Series B and Series B-1 warrants for Series 4-A convertible preferred stock in connection with the Exchange. The credit represents the excess of the carrying value over the fair value of the Series 4-A convertible preferred stock issued for the exchange.

$0.2 million was recorded as deemed dividend to preferred shareholders on the Series 4-A convertible preferred stock issued in the quarter ended October 31, 2002.

6.	NET LOSS PER SHARE

The net loss per share, basic and diluted, for the three- and nine-month periods ended October 31, 2002 and 2001, is calculated by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the respective periods after the reverse stock split on November 20, 2002 (see Note 12 Subsequent Events). The impact of all outstanding stock options and warrants to purchase common stock are excluded from the respective computation as their impact is antidilutive.

The following table is a calculation of the number of shares of common stock outstanding for the purpose of earnings per share calculation, after giving retroactive effect to the 20-to-1 reverse stock split that was completed on November 20, 2002 (see Note 12). Loss per share disclosed in the financial statements is calculated on a post-split basis.

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Basic and diluted weighted average number of common shares outstanding
Pre-split	34,988,966	21,272,943	34,499,654	19,743,234
Post-split	1,749,448	1,063,647	1,724,983	987,162

7.	COMPREHENSIVE LOSS

The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Net loss	$(8,735)	$(6,025)	$(10,780)	$(17,642)
Other comprehensive loss
Foreign currency translations	195	20	(307)	47

Comprehensive loss	$(8,540)	$(6,005)	$(11,087)	$(17,595)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	EXCHANGE OF SERIES 2-A CONVERTIBLE PREFERRED STOCK, SERIES 3-A CONVERTIBLE PREFERRED STOCK, SERIES B WARRANTS AND SERIES B-1 WARRANTS

In connection with and as a precondition to the Private Placement, the Company entered into a Convertible Securities Exchange Agreement dated as of October 23, 2002 (the “Exchange Agreement”) with certain holders of its preferred securities and warrants namely Phillip Kelly, Dennis Smith, John Cantillon, BAPEF Investments XII Ltd., Mercantile Capital Partners I, L.P. and Asia Internet Investment Group I, LLC (together, the “Exchanging Holders”). Under the Exchange Agreement, the Exchanging Holders exchanged all of the Series 2-A convertible preferred stock, Series 3-A convertible preferred stock, Series B Warrants and Series B-1 warrants held by them for Series 4-A convertible preferred stock on October 25, 2002. They also converted or exchanged all of their Series A convertible notes and Series B-1 exchangeable notes, which would otherwise mature on June 30, 2003, for shares of Series 3-A convertible preferred stock, which were then immediately exchanged for Series 4-A convertible preferred stock. As of October 31, 2002, all outstanding Series A convertible notes and Series B-1 exchangeable notes (except for $170,790 in principal amount of Series B-1 exchangeable notes, which remained outstanding), plus all accrued interest thereon, had been exchanged for Series 4-A convertible preferred stock.

Upon extinguishment of the Series A convertible notes and Series B-1 exchangeable notes resulting from the exchange of such notes for Series 4-A convertible preferred stock in connection with the Exchange, the Company reversed $2.9 million of non-cash beneficial conversion feature from additional paid in capital. The extinguishment resulted in an extraordinary loss of $6.7 million.

Upon exchange of the Series B and Series B-1 warrants for Series 4-A convertible preferred stock in connection with the Exchange, the Company reversed $1.7 million of non-cash beneficial conversion feature from additional paid in capital and recorded a credit arising on the exchange of $1.3 million (see Note 5).

Upon exchange of the Series 2-A convertible preferred stock for Series 4-A convertible preferred stock in connection with the Exchange, the Company reversed $3.6 million of non-cash beneficial conversion feature from additional paid in capital and recorded a credit arising on the exchange of $6.0 million (see Note 5).

9.	REDEEMABLE PREFERRED STOCK

On October 25, 2002, the Company completed the Private Placement of 3,750 shares of Series 4-A convertible preferred stock and warrants to purchase 1,250,000 shares of common stock to Capital International Asia CDPQ, Inc. and Quilvest Asian Equity Ltd for a total purchase price of $7.5 million. The warrants have an initial exercise price of US$0.01 per share. The warrants are only exercisable between April 1, 2005 and March 30, 2006 but only if neither of the following has occurred (i) a Liquidity Date (as such term is defined in the warrants) has occurred before January 31, 2005, or (ii) the Company has achieved specific consolidated adjusted EBITDA thresholds. The holders of the warrants will not be entitled to any voting rights or any other rights as a stockholder until they are duly exercised for shares of common stock.

A deemed discount existed at the date of issue of the Series 4-A convertible preferred stock, due to both the fair value of the attached warrants and the resultant beneficial conversion features. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $3.5 million for the fair value assigned to the warrants and the deemed discount due to the beneficial conversion features of $17.8 million are being amortized over the period from October 25, 2002 to March 31, 2006. The fair value of the warrants was determined using the Black-Scholes pricing model using the following assumptions: a 3.4-year expected life, volatility factor of 211%, risk-free rate of 5% and no expected dividend yield.

If a Liquidity Date (as such term is defined in the Certificate of Designations relating to the Series 4-A convertible preferred stock) has not occurred prior to March 31, 2006, then each holder of the Series 4-A convertible preferred stock outstanding on that date shall have the right, at any time after March 31, 2006 and on or before September 30, 2006, to require the Company to purchase all but not less than all of the Series 4-A convertible preferred stock held by such holder at a price per share (payable in cash or by promissory note) equal to the original issue price (as adjusted for stock splits, stock dividends, combinations and the like), plus an amount equal to 50% of that per share price. The excess of redemption value over face value of the Series 4-A convertible preferred stock is accreted monthly until March 31, 2006 to accumulated deficit as deemed dividend.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	CONTINGENCIES

In October 2001, two lawsuits were filed against the Company by holders of Series 2-A convertible preferred stock, before the United States District Court for the Northern District of Illinois, entitled Crestview Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, the Company’s motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that the Company failed to timely register the underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, as well as attorneys’ fees and costs. At this stage of the proceedings, it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, the Company denies any and all liability and intends to vigorously defend against these charges.

11.	SEGMENT DATA

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

For the fiscal year ending January 31, 2003, segment results reflect changes made in the organization and reporting of the Company’s business segments. The Company revised its business segments to conform with the way in which it offers services to its clients. The Company generally offers its services as comprehensive solutions and manages its sales and operations to deliver these solutions. In November 2001, the Company commenced offering its integrated technical service solution to its biggest customer, Gateway. The majority of its revenues are now derived from this solution. The Company’s new business segments are organized into four solutions: integrated technical service solutions, including comprehensive warranty and after-sales service and support; payroll and claims solutions; sales solutions; and Vsource Foundation SolutionsTM, which are general business process outsourcing solutions, including customer relationship management (CRM), supply chain management (SCM) and financial administration, delivered on a stand-alone basis rather than as components in an integrated solution. Accordingly, financial data for prior periods has been restated to conform to the current presentation.

The Company evaluates its segments based on revenues generated by each of its solutions and gross margin. Gross margin is calculated after cost of revenue charges directly attributable to the segment. Costs excluded from the segments primarily consist of selling, general and administrative expenses and other special charges including loss on impairment of long-lived assets, insurance proceeds from loss of inventory, interest charges and amortization of beneficial conversion feature expense.

The following table sets forth summary information by segment for the three- and nine- month periods ended October 31, 2002 and 2001 (in thousands):

	Three months ended October 31, 2002		Nine months ended October 31, 2002
	Segment Revenue	Segment Gross Margin	Segment Revenue	Segment Gross Margin
Integrated technical service solutions	$4,675	$2,320	$17,344	$9,629
Payroll and claims solutions	189	(62)	520	(177)
Vsource Foundation Solutions	384	143	1,241	415
Sales solutions	795	328	1,935	636

Total	$6,043	$2,729	$21,040	$10,503

	Three months ended October 31, 2001		Nine months ended October 31, 2001
	Segment Revenue	Segment Gross Margin	Segment Revenue	Segment Gross Margin
Integrated technical service solutions	$—	$—	$—	$—
Payroll and claims solutions	—	—	—	—
Vsource Foundation Solutions	542	(340)	942	(903)
Sales solutions	1,859	329	2,607	657

Total	$2,401	$(11)	$3,549	$(246)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A reconciliation of consolidated segment gross margin to consolidated loss for the three- and nine- month periods ended October 31, 2002 and 2001 is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31
	2002	2001	2002	2001
Consolidated segment gross margin	$2,729	$(11)	$10,503	$(246)
Consolidated selling, general and administrative expenses	(3,983)	(4,738)	(12,799)	(11,314)
Impairment of long-lived assets	—	—	—	(4,079)
Insurance proceeds from loss of inventory	—	—	464	—
Interest expense and interest income	(191)	(192)	(528)	(301)
Non cash beneficial conversion feature expense	(587)	(1,084)	(1,717)	(1,702)

Loss before extraordinary item	$(2,032)	$(6,025)	$(4,077)	$(17,642)

12.	SUBSEQUENT EVENTS

Reverse stock split

In connection with and as required by the Private Placement, and pursuant to stockholder approval which was given at the Company’s last annual meeting of stockholders on August 16, 2002, the Company’s Board of Directors approved on October 21, 2002, a 20-to-1 reverse stock split of all of the Company’s issued and outstanding common stock, par value $0.01 per share. The reverse stock split became effective on November 20, 2002. The reverse stock split did not cause a reduction in the authorized number of shares of common stock available under the Company’s certificate of incorporation. All share and per share data in these financial statements give effect to such reverse stock split, applied retroactively as if the split occurred on February 1, 2001. $250,000 of the Private Placement purchase price that was withheld by the purchasers pending the completion of the reverse stock split was paid to the Company following completion of the reverse stock split.

Subsequent exchange

Pursuant to the terms of the Private Placement and Exchange, the Company on November 21, 2002 offered all of the remaining holders of its preferred securities (including notes, in the principal amount of $170,790 that are scheduled to mature on June 30, 2003, exchangeable into preferred securities) and Series B and Series B-1 warrants the right to exchange such preferred securities and warrants for new Series 4-A convertible preferred stock at the same exchange ratios offered to the holders participating in the Exchange, and in the case of holders of the Company’s Series 1-A convertible preferred stock, the right to exchange such preferred stock for cash. The offer will expire on January 6, 2003, although the Company may in its sole discretion extend, amend or terminate the exchange offer. The exchange offer is being made only to accredited investors as defined in Rule 501(a) under the U.S. Securities Act of 1933 (the “Securities Act”) or non-U.S. persons as defined in Rule 902 under the Securities Act.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risk that our recent Private Placement described below will not improve our ability to attract and execute major new outsourcing contracts or accelerate our growth, reliance on one client and the expectation that revenues from this client will decline significantly, inability to repay the debt that we have incurred, a potential requirement to redeem our Series 4-A convertible preferred stock if we fail to meet certain conditions by March 31, 2006, our limited experience in the business process outsourcing business, the new and unproven market for business process outsourcing services in the Asia-Pacific region, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructure disruptions, dependence on a small number of vendors and service providers, litigation, competition, and other factors discussed in our other Securities and Exchange Commission (the “SEC”) filings, including our registration statement on Form S-2 filed with the SEC on November 21, 2002, and any amendments thereto, and our Annual Report on Form 10-K, and any amendments thereto, for the fiscal year ended January 31, 2002.

RECENT DEVELOPMENTS

Reverse Stock Split

In connection with and as required by the Private Placement described below and pursuant to stockholder approval which was given at our last annual meeting of stockholders on August 16, 2002, our Board of Directors approved on October 21, 2002 a 20-to-1 reverse stock split of all of our issued and outstanding common stock, par value $0.01 per share. The reverse stock split became effective on November 20, 2002. The reverse stock split did not cause a reduction in the authorized number of shares of common stock available under our certificate of incorporation. All share and per share data in this Form 10-Q give effect to such reverse stock split, applied retroactively as if the split occurred on February 1, 2001. $250,000 of the Private Placement purchase price that was withheld by the purchasers pending the completion of the reverse stock split was paid to us following completion of the reverse stock split.

Subsequent Exchange

Pursuant to the terms of the Private Placement and Exchange described below, on November 21, 2002 we offered all of the remaining holders of our preferred securities (including notes, in the principal amount of $170,790 that are scheduled to mature on June 30, 2003, exchangeable into preferred securities) and Series B and Series B-1 warrants the right to exchange such preferred securities and warrants for new Series 4-A convertible preferred stock at the same exchange ratios offered to the holders participating in the earlier exchange, and in the case of holders of our Series 1-A convertible preferred stock, the right to exchange such preferred stock for cash. The offer will expire on January 6, 2003, although we may in our sole discretion extend, amend or terminate the exchange offer. The exchange offer is being made only to accredited investors as defined in Rule 501(a) under the U.S. Securities Act of 1933 (the “Securities Act”) or non-U.S. persons as defined in Rule 902 under the Securities Act.

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2001”, “2002”, “2003” AND “2004” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2001, 2002, 2003 AND 2004, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

During the nine months ended October 31, 2002, we generated positive net cash from operating activities. In addition, during the third quarter of 2003, we significantly improved our liquidity and capital resources through the combination of the Private Placement and exchange of outstanding debt for preferred stock, as described below.

On October 25, 2002, we completed a private placement (the “Private Placement”) of 3,750 shares of new Series 4-A convertible preferred stock and warrants to purchase 1,250,000 shares of common stock to Capital International Asia CDPQ, Inc. (“CDPQ”) and Quilvest Asian Equity Ltd, an affiliate of CDPQ (“Quilvest”, and together with CDPQ, “CDP Asia”) for a total purchase price of $7.5 million. $250,000 of this purchase price was withheld by the CDP Investor pending the completion of a 20-to-1 reverse stock split and was not paid to us until the reverse stock split was completed on November 20, 2002. The warrants have an initial exercise price of US$0.01 per share. The warrants are only exercisable between April 1, 2005 and March 30, 2006 but only if neither of the following has occurred (i) a Liquidity Date (as such term is defined in the warrants) has occurred before January 31, 2005, or (ii) we have achieved specific consolidated net income thresholds. The holders of the warrants will not be entitled to any voting rights or any other rights as a stockholder until they are duly exercised for shares of common stock.

In connection with the Private Placement, and as required by CDP Asia as a precondition to its purchase, certain of our existing stockholders exchanged all of their preferred securities and warrants, including convertible debt in principal amount of approximately $7.4 million maturing on June 30, 2003, for an aggregate of 13,223 shares of Series 4-A convertible preferred stock (the “Exchange”). All of the securities issued in connection with the Private Placement and Exchange were issued either in an offshore transaction pursuant to Regulation S under the Securities Act of 1933 (the “Securities Act”) or in a private placement to accredited investors under Regulation D under the Securities Act. We are required under the terms of the Private Placement and the Exchange to offer a similar exchange to all of our remaining holders of our preferred securities (including notes exchangeable into preferred securities) and Series B and Series B-1 warrants, and launched such an offer on November 21, 2002 (see “Recent Developments—Subsequent Exchange”).

Following the Private Placement, our cash totaled $12.7 million as of October 31, 2002, as compared to $4.8 million at January 31, 2002, and an increase of $6.4 million from the amount at the beginning of the third quarter of 2003 of $6.3 million. Net cash provided by operating activities was $1.2 million for the first nine months of 2003, as compared to net cash used in operating activities of $7.4 million for the same period one year ago.

Apart from the Private Placement, we continued to execute on existing contracts, to add new contracts for payroll and claims solutions and Foundation Solutions, and to build new client relationships.

For the third quarter of 2003, revenues increased to $6.0 million from $2.4 million for the same year-ago period. Most of our revenues during the third quarter of 2003 were generated from integrated technical service solutions provided to Gateway Japan Inc. (“Gateway”) under a three-year support services agreement (the “Gateway Support Agreement”) dated as of November 1, 2001, under which we undertook to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. Revenue in the third quarter of 2002 was generated primarily from the resale of products under a reseller agreement (the “Gateway Reseller Agreement”) with Gateway Manufacturing, Inc. (“Gateway Manufacturing”), which was in effect from July 1, 2001 to November 1, 2001. These revenues amounted to and accounted for $1.9 million or 77% and $ 2.6 million or 73% of the third quarter’s and the first nine months’ revenues, respectively, in 2002.

Our operating loss decreased from $4.7 million during the third quarter of 2002 to $1.3 million in the third quarter of 2003. Our cost of revenues increased from $2.4 million in the third quarter of 2002 to $3.3 million in the third quarter of 2003. Our selling, general and administrative expenses, however, decreased from $4.7 million to $3.9 million for the same periods, reflecting the change in revenue mix from sale of products in the same period a year ago to the provision of services.

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED OCTOBER 31, 2002, COMPARED TO THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2001

REVENUE

During the third quarter and first nine months of 2003, revenue was derived primarily from business process outsourcing solutions: integrated technical service solutions, payroll and claims solutions, foundation solutions and sales solutions. Revenue from sales solutions included revenue from sales of products and services.

Revenue increased to $6.0 million for the third quarter of 2003, from $2.4 million for the same period one year ago, an increase of $3.6 million. Services revenue increased 952% in the third quarter of 2003 to $5.7 million compared to $0.5 million from the same period a year ago, while product revenue declined 82% to $0.3 million compared to $1.9 million from the same period a year ago due to the cessation in the resale of personal computers under the Gateway Reseller Agreement. Revenue increased to $21.0 million for the first nine months of 2003, from $3.5 million for the same period one year ago, an increase of $17.5 million. Services revenue increased 2,028% in the first nine months of 2003 to $20.3 million compared to $0.9 million for the same period a year ago, while product revenue declined 72% to $0.7 million compared to $2.6 million from the same period a year ago. For fiscal year 2003, product revenue was derived from the sale of computer parts to end customers as compared to fiscal year 2002 when product revenue was comprised of the sale of Gateway personal computers.

Revenue in the third quarter and first nine months of 2003 was generated primarily from integrated technical service solutions provided under the Gateway Support Agreement, which accounted for $4.7 million or 77% and $17.3 million or 82% of the quarter’s and nine months’ revenue in 2003, respectively. We began providing such solutions in November 2001. Revenue in the third quarter and first nine months of 2002 was generated primarily from the resale of products under the Gateway Reseller Agreement, which was terminated on November 1, 2001 as part of Gateway Manufacturing’s termination of its operations in the Asia-Pacific region. This accounted for $1.9 million or 77% and $2.6 million or 73% of the third quarter’s and the first nine months’ revenue in 2002, respectively.

COST OF REVENUE

During the third quarter of 2003 and first nine months of 2003, cost of revenue consisted primarily of employee-related costs, subcontracting costs, and parts and repair costs associated with providing customers with goods and services. Other cost of revenue included freight, duties, telecommunications and onsite support. In accordance with our deferred revenue treatment on set-up revenues generated from implementation of our solutions, we also defer the costs relating to such set-ups and amortize those costs for a period identical to the period for which revenue is deferred. Therefore, there can be a timing difference between when the costs are actually incurred, from when they are recognized.

Cost of revenue for the third quarter of 2003 increased to $3.3 million from $2.4 million for the same year-ago period, an increase of $0.9 million. Cost of revenue for the first nine months of 2003 increased to $10.5 million from $3.8 million for the same year-ago period, an increase of $6.7 million. Services cost of revenue increased 254% in the third quarter of 2003 to $3.1 million and 441% to $10.0 million in the first nine months of 2003, while product cost of revenue declined 88% to $0.2 million and 72% to $0.5 million, respectively, compared to the same periods a year ago.

The increase in services cost of revenue in the third quarter and first nine months of 2003 compared to the same periods a year ago was primarily due to increased employee-related costs associated with providing integrated technical service solutions under the Gateway Support Agreement, which we began providing in November 2001, and other expenses that were directly related to our business process outsourcing services, inclusive of personnel and third-party vendor agreements. The decline in product cost of revenue was due to the termination of the Gateway Reseller Agreement on November 1, 2001 as part of Gateway Manufacturing’s termination of its operations in the Asia-Pacific region.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the third quarter and first nine months of 2003, selling, general and administrative expenses consisted primarily of employee-related costs, such as salaries of administrative and support personnel, benefits and commissions, travel expenses, recruitment expenses, promotional and advertising expenses, insurance premiums, rental and costs relating to certain other third-party professional services.

Selling, general and administrative expenses decreased to $3.9 million for the third quarter of 2003 from $4.7 million for the same period in 2002, a decrease of $0.8 million or 16%. Our selling, general and administrative expenses in the third quarter of 2003 were mainly comprised of employee-related expenses of $1.5 million, outside professional services expenses of $0.3 million, depreciation of $0.6 million, rental of $0.2 million and insurance expenses of $0.2 million. Selling, general and administrative expenses for the first nine months of 2003 increased to $11.9 million from $8.1 million for the same period in 2002, an increase of $3.8 million. Our selling, general and administrative expenses in the first nine months of 2003 were mainly comprised of employee-related expenses of $5.2 million, outside professional services expenses of $1.4 million, depreciation of $1.6 million, rental of $0.7 million and insurance expenses of $0.7 million.

The decrease in selling, general and administrative expenses in the third quarter of 2003 compared to the same year-ago period was due to the shift in revenue mix from sale of products to the provision of services, in that employee-related expenses for the sale of products is classified as selling, general and administrative expenses, whereas such expenses for the provision of services is classified as cost of revenue. In addition, we reduced our provisions for incentive bonus accrual for 2003 based on our determination of the amount of incentive bonus likely to be paid. The increase in selling, general and administrative expenses for the first nine months of 2003 was due to the growth of our business process outsourcing solutions and the higher overhead required to support the delivery of such solutions, compared with the lower overall costs associated with developing software in the first five months of 2002. Most of the selling, general and administrative expenses incurred in the first nine months of 2002 were incurred principally in the last four months of the period, following the acquisition of NetCel360 on June 22, 2001, whereupon we began incurring higher selling, general and administrative expenses in connection with the provision of business process outsourcing services and the resale of products for Gateway Manufacturing under the Gateway Reseller Agreement.

RESEARCH AND DEVELOPMENT

No research and development expense was incurred in the third quarter of 2003 as compared to $27,000 for the third quarter of 2002. No research and development expense was incurred in the first nine months of 2003 as compared to $2.3 million for the same period a year ago. The decrease in research and development expenses was due to our decision to discontinue the development of procurement software and other online transaction technologies due to the slow rate of customer acceptance, the need for additional functionalities, and uncertainty as to whether we would be able to develop a commercially viable product. We incurred no research and development expenses in the third quarter and first nine months of 2003 because we principally rely on intellectual property licensed from third parties, rather than proprietary intellectual property.

INSURANCE PROCEEDS IN RESPECT OF LOSS OF INVENTORY

Insurance proceeds of $0.5 million were received in April 2002 in respect of inventory stolen from our warehouse in Malaysia in January 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

No loss on impairment of long-lived assets was made in the third quarter and first nine months of 2003 as compared to $0 and $4.1 million, respectively for the same periods a year ago. This was related to loss on impairment of goodwill pertaining to the acquisition of Online Transactions Technologies, Inc. in 2002.

INTEREST EXPENSE

Interest expense of $0.2 million was approximately at the same level during the third quarter of 2003 when compared to the same year-ago period.

Interest expense increased to $0.6 million during the first nine months of 2003 from $0.4 million during the same year-ago period, an increase of $0.2 million. The increase in interest expense was due to interest accruing on our outstanding Series A convertible notes and Series B-1 exchangeable notes for the full first nine months of 2003 compared to five months’ accrual for Series A convertible notes, four months’ accrual for Series B exchangeable notes and four months’ accrual for a bridge loan in the first nine months of 2002. These notes have fixed interest rates of 10% per annum. All of our Series A convertible notes outstanding ($4.6 million in principal amount) and $2.8 million in principal amount of the Series B-1 exchangeable notes outstanding (out of a total of $3.0 million in principal amount outstanding) were extinguished on October 25, 2002 as a result of the Exchange. All of our Series B exchangeable notes outstanding ($4.2 million in principal amount) were extinguished on December 28, 2001. All of our bridge loan outstanding ($2.25 million in principal amount) was extinguished on December 18, 2001.

NON-CASH BENEFICIAL CONVERSION FEATURES EXPENSE

The non-cash beneficial conversion feature expense of $0.6 million incurred during the third quarter of 2003 was $0.5 million lower than the same period a year ago. This expense arose from our issuance of Series A convertible notes and Series B-1 exchangeable notes, which are convertible into our common stock at a price below the fair market value of our common stock on the respective commitment dates of the securities. This expense was recognized in accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”. The Series A convertible notes and $2.8 million out of $3.0 million in total principal amount outstanding of the Series B-1 exchangeable notes were extinguished on October 25, 2002 as a result of the Exchange. For the first nine months of 2003, the beneficial conversion feature expense of $1.7 million was at a similar level as the same period a year ago.

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT

The extraordinary loss of $6.7 million arose from the early extinguishment of all of our Series A convertible notes outstanding and $2.8 million out of $3.0 million in total principal amount outstanding of the Series B-1 exchangeable notes on October 25, 2002 as a result of the Exchange. The loss is computed based on the difference between the fair value of the Series 4-A convertible preferred stock received by holders of those notes in exchange for their notes and the net carrying value of those notes, in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The weighted average number of shares of 1,749,448 for the third quarter of 2003 increased from 1,063,647 for the third quarter of 2002, an increase of 685,801 shares. The weighted average number of shares of 1,724,982 for the first nine months of 2003 increased from 987,161 for the first nine months of 2002, an increase of 737,821 shares. These increases mainly resulted from the issuance during 2002 of 185,484 shares of common stock as consideration for the acquisition of substantially all of the assets of NetCel360 and 581,015 shares of common stock on conversion of a $2.25 million bridge loan assumed by us as part of our acquisition of NetCel360.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION—AT OCTOBER 31, 2002, COMPARED TO JANUARY 31, 2002:

CASH

As of October 31, 2002, cash totaled $12.7 million, up $7.9 million from $4.8 million at January 31, 2002. This increase in cash mainly reflects net cash generated from operations totaling approximately $1.2 million and net cash of $7.2 million received after certain expenses and purchaser holdbacks from the $7.5 million in proceeds from the Private Placement.

ACCOUNTS RECEIVABLE

As of October 31, 2002, accounts receivable totaled $1.9 million, after provision of doubtful debts of $2,300, a decrease of $1.0 million from $2.9 million at January 31, 2002. This was due to quicker payment by our major customers.

INVENTORY

As of October 31, 2002, inventory amounted to $0.6 million, up from $0 at January 31, 2002. Inventory consists of parts purchased for use in providing integrated technical service solutions in connection with the Gateway Support Agreement and for sale in connection with our sales solutions. The parts in inventory are valued based on the last-in-first-out (LIFO) method.

PREPAID EXPENSES

As of October 31, 2002, prepaid expenses totaled $0.3 million, down $0.3 million from $0.6 million at January 31, 2002, a decrease of 46%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance to expense over the period of insurance coverage.

OTHER CURRENT ASSETS

As of October 31, 2002, other current assets totaled $1.4 million, an increase of $0.4 million from $0.9 million at January 31, 2002. This increase of 49% was primarily due to increases in deferred costs of $0.2 million and goods and services tax receivable of $0.2 million.

PROPERTY AND EQUIPMENT, NET

As of October 31, 2002, net book value of property and equipment totaled $5.5 million, a decrease of $1.8 million from $7.2 million at January 31, 2002. This decrease of 25% was attributed to depreciation of $2.1 million for the nine months ended October 31, 2002 and the disposal of furniture and equipment of $0.5 million, offset by new purchases of $0.8 million, mainly computer servers.

RESTRICTED CASH, NON-CURRENT

As of October 31, 2002, restricted cash, non-current totaled $0.3 million, an increase of $0.3 million from $0 at January 31, 2002. The increase is due to a deposit with a bank to secure a standby letter of credit established for the benefit of a customer.

ACCRUED EXPENSES

As of October 31, 2002, accrued liabilities were $4.5 million, up $0.9 million, from $3.6 million at January 31, 2002, an increase of 24%. The increase in accrued expenses was primarily due to the accrual of $0.7 million of expenses associated with the Private Placement and Exchange.

ADVANCE FROM CUSTOMERS

As of October 31, 2002, advance from customers totaled $2.4 million, down $0.6 million, from $3.0 million at January 31, 2002. This was due to the application of the advance against accounts receivable from the same customer at a monthly rate with effect from May 2002.

CONVERTIBLE NOTES PAYABLE

As of October 31, 2002, convertible notes payable totaled $0.2 million, down $7.3 million from $7.5 million at January 31, 2002. This was due to the early extinguishment of all outstanding Series A convertible notes ($4.6 million in principal amount outstanding) and $2.8 out of a total of $3.0 million in principal amount outstanding of Series B-1 exchangeable notes on October 25, 2002 as a result of the Exchange. The amount of the notes extinguished, together with accrued interest were exchanged for 11,618 Series 4-A convertible preferred stock.

DISCOUNT ON CONVERTIBLE NOTES

As of October 31, 2002, discount on convertible notes payable totaled $0.1 million, down $7.1 million from $7.2 million at January 31, 2002. This was due to the early extinguishment of Series A convertible notes and Series B-1 exchangeable notes on October 25, 2002 as a result of the Exchange, whereby the unamortized debt discount of $3.6 million and $1.9 million, respectively, was charged to the income statement.

PREFERRED STOCK SERIES 2-A

As of October 31, 2002, the carrying value of Series 2-A convertible preferred stock was $3.0 million, down $4.1 million from $7.1 million at January 31, 2002. This was attributable to the conversion of 46,802 shares of Series 2-A convertible preferred stock to common stock during the nine months ended October 31, 2002 and the exchange of 624,025 shares of Series 2-A convertible preferred stock for 1,300 shares of Series 4-A convertible preferred stock on October 25, 2002 in connection with the Exchange.

PREFERRED STOCK SERIES 4-A

As of October 31, 2002, the carrying value of Series 4-A convertible preferred stock was $0.2 million, up from $0 as at January 31, 2002. This was due to the issuance of 16,973 shares of new Series 4-A convertible preferred stock on October 25, 2002 in connection with the Private Placement and the Exchange.

Out of the proceeds of $7.5 million from the sale of 3,750 shares of Series 4-A convertible preferred stock in connection with the Private Placement, $250,000 was withheld by the purchasers pending the completion of our 20-to-1 reverse stock split. This $250,000 was recorded as a receivable from holders, offset against Series 4-A convertible preferred stock value. The $250,000 was paid to us by the purchasers following the completion of the reverse stock split on November 20, 2002. In addition, $0.1 million of legal fees reimbursable to the purchasers was applied against proceeds. Other professional fees incurred as part of the Private Placement and Exchange amounting to $0.7 million have also been capitalized in additional paid-in capital.

A deemed discount existed at the date of issue of the Series 4-A convertible preferred stock, due to both the allocation of proceeds to fair value of the attached warrants and the resultant beneficial conversion options. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $3.5 million for the fair value assigned to the warrants and the deemed discount due to the beneficial conversion option of $17.8 million are being amortized over the period from October 25, 2002 to March 31, 2006. The fair value of the warrants was determined based on the Black-Scholes pricing model using the following assumptions: a 3.4-year expected life, volatility factor of 211%, risk-free rate of 5% and no expected dividend yield.

If a Liquidity Date (as such term is defined in the Certificate of Designations relating to the Series 4-A convertible preferred stock) has not occurred prior to March 31, 2006, then each holder of the Series 4-A convertible preferred stock outstanding on that date shall have the right, at any time after March 31, 2006 and on or before September 30, 2006, to require us to purchase all but not less than all of the Series 4-A convertible preferred stock held by such holder at a price per share (payable in cash or by promissory note) equal to the original issue price (as adjusted for stock splits, stock dividends, combinations and the like), plus an amount equal to 50% of that per share price. The excess of redemption value over fair value of the Series 4-A convertible preferred stock is accreted to accumulated deficit as deemed dividend monthly until March 31, 2006.

OTHER COMPREHENSIVE (LOSS) INCOME

As of October 31, 2002, other comprehensive loss was $0.1 million, up $0.3 million from an income of $0.2 million at January 31, 2002. This was mainly due to the strengthening of the Japanese Yen against the United States Dollar, resulting in a translation loss on conversion of our Japanese subsidiary’s books to United States Dollar.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $12.7 million as of October 31, 2002, as compared to $4.8 million at January 31, 2002, an increase of $7.9 million or 167%. This increase is mainly due to net cash arising from operations of approximately $1.2 million, and net proceeds from the recently completed Private Placement of Series 4-A convertible preferred stock and warrants for $7.2 million in cash, offset by net cash used in investing activities of $0.6 million. As a result of the Private Placement and the extinguishment of approximately $7.4 million in principal amount of debt as a result of the Exchange, the Company believes that it has adequate funding to continue in operation beyond January 31, 2004.

As of October 31, 2002, we had working capital of $9.6 million. To date, we have financed our operations primarily through preferred stock financing and issuances of debt, and for the nine months ended October 31, 2002, we generated positive cash flow from operating activities. During 2002, we also received a $3.0 million advance from Gateway under the Gateway Support Agreement, which will be used to offset outstanding accounts receivable from Gateway at a monthly rate from May 2002 through October 2004.

Net cash provided by operating activities was $1.2 million for the first nine months of 2003, as compared to net cash used in operating activities of $7.4 million for the same period one year ago. The $1.2 million in cash provided by operating activities consisted of $0.7 million in operating income after adjustment for non-cash items and $0.5 million in cash received relating to insurance proceeds from inventory theft.

As of October 31, 2002, the only significant contractual obligations or commercial commitments outstanding consisted of our future minimum facility lease commitments, which total $0.6 million in aggregate, of which $0.2 million will be paid out in 2003, $0.2 million in 2004, $0.1 million in 2005 and $47,000 thereafter.

We have no off-balance sheet arrangements that could significantly reduce our liquidity.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks affecting Vsource, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of Vsource’s Annual Report on Form 10-K, and amendments thereto, for the year ended January 31, 2002. Our exposure to market risks has not changed materially since January 31, 2002.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this quarterly report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Vsource management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

(b) Changes in Internal Controls: In the quarter ended October 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In October 2001, two lawsuits were filed against us by holders of Series 2-A convertible preferred stock, before the United States District Court for the Northern District of Illinois, entitled Crestview Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, our motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that we failed to timely register the underlying common stock under the Securities Act, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, as well as attorneys’ fees and costs. At this stage of the proceedings, it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, we deny any and all liability and intend to vigorously defend against these charges.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 25, 2002, we completed the Private Placement, pursuant to which we issued 3,750 shares of Series 4-A convertible preferred stock and warrants to purchase 1,250,000 shares of common stock to CDP Asia for a total purchase price of $7.5 million. The warrants have an initial exercise price of US$0.01 per share. The warrants are only exercisable between April 1, 2005 and March 30, 2006 but only if neither of the following has occurred (i) a Liquidity Date (as such term is defined in the warrants) has occurred before January 31, 2005, or (ii) we have achieved specific consolidated net income thresholds. The holders of the warrants will not be entitled to any voting rights or any other rights as a stockholder until they are duly exercised for shares of common stock.

In connection with the Private Placement, and as required by CDP Asia as a precondition to its purchase, we caused holders of certain preferred securities (including notes, in the principal amount of approximately $7.4 million that were scheduled to mature on June 30, 2003, exchangeable into preferred securities) and warrants to participate in the Exchange, whereby their preferred securities and warrants were exchanged for an aggregate of 13,223 shares of new Series 4-A convertible preferred stock.

Pursuant to the terms of the Private Placement and Exchange, on November 21, 2002 we offered all of the remaining holders of our preferred securities (including notes, in the principal amount of $170,790 that are scheduled to mature on June 30, 2003, exchangeable into preferred securities) and Series B and Series B-1 warrants the right to exchange such preferred securities and warrants for new Series 4-A convertible preferred stock at the same exchange ratios offered to the holders participating in the Exchange, and in the case of holders of our Series 1-A convertible preferred stock, the right to exchange such preferred stock for cash. The offer will expire on January 6, 2003, although we may in our sole discretion extend, amend or terminate the exchange offer. (See “Recent Developments—Subsequent Exchange”).

All of the securities issued in connection with the Private Placement and Exchange were issued either in an offshore transaction pursuant to Regulation S under the Securities Act or in a private placement to accredited investors under Regulation D under the Securities Act. After paying expenses related to the Private Placement and Exchange, we will receive proceeds of $6.8 million, which we will use for working capital to facilitate our expansion in the outsourcing business in Asia and to strengthen our balance sheet. The net proceeds include $250,000 of the Private Placement purchase price that was withheld by the purchasers pending the completion of the reverse stock split and was paid to the Company following completion of the reverse stock split. Also in connection with the Private Placement and Exchange, we agreed to register the common stock underlying the Series 4-A convertible preferred stock for resale under the Securities Act.

The following table sets forth the identity of the holder and number of shares of Series 4-A convertible preferred stock sold or issued to such holder in connection with the Private Placement and Exchange:

Name and Address of Holder	Number of Shares of Series 4-A Convertible Preferred Stock

Phillip Kelly (1) 16875 West Bernardo Drive Suite 250 San Diego, CA 92128	1,905

Dennis Smith (2) Unit 501, AXA Centre 151 Gloucester Road Wanchai, Hong Kong	383

John Cantillon (3) Level 12, Menara HLA No. 3, Jalan Kia Peng 50450 Kuala Lumpur, Malaysia	2,053

BAPEF Investments XII, Ltd. (4) (“BAPEF”) P.O. Box 431 13-15 Victoria Road St. Peter Port, Guernsey GYI 3ZD Channel Islands	5,094

Mercantile Capital Partners I, L.P. (5) 1372 Shermer Road Northbrook, IL 60062	3,387

Asia Internet Investment Group I, LLC (“AIIG”) 1372 Shermer Road Northbrook, IL 60062	401

Capital International Asia CDPQ Inc. (“CDP Asia”) (6) 155 Rene-Levesque Blvd. West Suite 4000 Montreal, Canada H3B 3V2	3,000

Quilvest Asian Equity Ltd. Suite 5408 Central Plaza 18 Harbour Road Wanchai, Hong Kong	750

(1)	Mr. Kelly is our Chief Executive Officer and Chairman of our Board of Directors.

(2)	Mr. Smith is our Chief Financial Officer and Vice-Chairman of our Board of Directors.

(3)	Mr. Cantillon is our Chief Operating Officer.

(4)	Mr. Salata, a Director on our Board of Directors, is the managing partner of the investment adviser of the investment fund which wholly owns BAPEF.

(5)
Mr. Edelson, a Director on our Board of Directors, is a member of the general partner of Mercantile Capital Partners I, L.P. and a managing member of the general partner of the managing member of the general partner of the managing member of AIIG.

(6)	Mr. Seghin, a Director on our Board of Directors, is the Managing Director of CDP Asia Partners, Inc. and previously was the Managing Partner of Quilvest Asia Limited, an affiliate of CDP Asia.

A more comprehensive description of the Private Placement and Exchange may be found in our Current Report on Form 8-K, which was filed with the SEC on October 28, 2002, which is incorporated herein by reference.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on August 16, 2002 in San Diego, California. The results of this meeting were reported in Item 4 to our Form 10-Q for the quarterly period ended July 31, 2002, which report is incorporated herein by reference.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)    EXHIBITS:

3.4	Certificate of Amendment of Vsource, Inc. filed with the Secretary of the State of Delaware on November 20, 2002.

10.33	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Braden Waverley dated as of August 15, 2002.

(b)    REPORTS ON FORM 8-K

1.	On August 23, 2002, we filed a Current Report on Form 8-K reporting our issuance of a press release announcing our financial results for the quarter ended July 31, 2002.

2.
On September 3, 2002, we filed a Current Report on Form 8-K reporting we had mailed notices on August 30, 2002 to holders of our Series 1-A convertible preferred stock and Series 2-A convertible preferred stock notifying the holders of an adjustment to the preferred stocks’ respective conversion prices.

3.
On October 28, 2002, we filed a Current Report on Form 8-K reporting we had completed the Private Placement and the Exchange and had mailed notices on October 25, 2002 to holders of our Series 1-A convertible preferred stock and Series 2-A convertible preferred stock notifying the holders of an adjustment to the preferred stocks’ respective conversion prices.

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

Date: December 5, 2002

CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002

By:	/s/ Phillip E. Kelly
Phillip E. Kelly Chief Executive Officer (Principal Executive Officer)

* This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose. Attention is drawn to the fact that, as disclosed in the Company’s filings, all current Company officers, including the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s internal legal and accounting functions who are responsible for establishing and maintaining the Company’s internal controls, were not employees of the Company prior to June 2001.

CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002

By:	/s/ Dennis M. Smith
Dennis M. Smith Chief Financial Officer (Principal Financial Officer)

* This certificate is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose. Attention is drawn to the fact that, as disclosed in the Company’s filings, all current Company officers, including the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s internal legal and accounting functions who are responsible for establishing and maintaining the Company’s internal controls, were not employees of the Company prior to June 2001.

CERTIFICATIONS

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Vsource, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended October 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

By:	/s/ Phillip E. Kelly
Phillip E. Kelly Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dennis M. Smith
Dennis M. Smith Chief Financial Officer (Principal Financial Officer)

Date: December 5, 2002

* This certification is made solely for the purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose. Attention is drawn to the fact that, as disclosed in the Company’s filings, all current Company officers, including the Chief Executive Officer and Chief Financial Officer, as well as other key members of the Company’s internal legal and accounting functions who are responsible for establishing and maintaining the Company’s internal controls, were not employees of the Company prior to June 2001.