Form 10-K
period 2003-01-31
VSOURCE INC
filed 2003-04-17
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

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

COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 31, 2003 was $[6,723,970] computed upon the basis of the average bid and asked prices of the common stock on that date.

Number of shares of common stock outstanding as of March 31, 2003	1,863,087
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of March 31, 2003	1,275,955
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of March 31, 2003	367,336
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of March 31, 2003	17,364

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on June 12, 2003 is incorporated by reference in Part III of this Form 10-K.

VSOURCE, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

JANUARY 31, 2003

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-K contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risk that our recent private placement described below will not improve our ability to attract and execute major new outsourcing contracts or accelerate our growth, reliance on one client and the expectation that revenues from this client will decline significantly, a potential requirement to redeem our Series 4-A convertible preferred stock if we fail to meet certain conditions by March 31, 2006, our limited experience in the business process outsourcing business, the new and unproven market for business process outsourcing services in the Asia-Pacific region, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructure disruptions, dependence on a small number of vendors and service providers, management of acquisitions, inability to repay the debt that we have incurred, litigation, competition and other risks discussed in this Form 10-K under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

We offer sophisticated business process outsourcing solutions to our clients. Our solutions and our operating systems are designed so that Fortune 500 and Global 500 companies can confidently rely on us to operate important technical, administrative and sales functions on their behalf in multiple countries across Asia. Our business process outsourcing services help clients in reducing the complexities involved with operating in Asia and lowering their costs of operating in the region.

We offer a range of business process outsourcing solutions to our clients including:

•	Warranty Solutions — a broad range of after-sales and customer support functions including telephone, web and email technical support, comprehensive warranty and product support, parts dispatch and management, multi-lingual helpdesk, field services, on-site fix and reverse logistics;

•	Human Resource Solutions — payroll processing, expense claims processing and administration, statutory reporting and filing, employee helpdesk, online reports, accounting and corporate reporting, and payment solutions;

•	Sales Solutions — demand generation through sales and marketing, development of market channels to support the sales of our clients’ products and services across the Asia-Pacific region, and execution of the sales of such products and services; and

•	Vsource Foundation Solutions™ — general business process outsourcing services comprising of turn-key customer relationship management, supply chain management, and financial administration.

Our business process outsourcing solutions are designed to bundle key operating know-how and processes together in a single package. For instance, our warranty solutions enable us to provide warranty and other after-sales support to our clients through the integration of our customer relationship management, supply chain management and financial administration functions into one package. The key components of our business process outsourcing solutions are:

•	customer relationship management;

•	financial and payroll administration;

•	supply chain management; and

•	sales management.

We support our clients’ operations in most major countries across the Asia-Pacific region from shared service centers located in Kuala Lumpur, Malaysia and Osaka, Japan. We also provide business process outsourcing solutions to one of our client’s operations in Europe. We also have sales and administrative offices in California, Australia, Hong Kong and Singapore. Our largest customer is Gateway Japan Inc. (“Gateway”), and our other clients include ABN Amro, Agilent Technologies, EMC and Network Appliance.

We were originally incorporated in Nevada in 1980 and re-incorporated in Delaware in November 2000. On June 22, 2001, we purchased substantially all of the assets of NetCel360 Holdings Limited, a provider of business process outsourcing solutions, in exchange for 185,489 shares of our common stock, which represented approximately 19.8% of our total common stock outstanding at the time of the acquisition. We generated revenues of more than $12.7 million in the financial year ended January 31, 2002, of which approximately $9.2 million was recorded in the final quarter as we began to acquire clients for business process outsourcing services developed after the acquisition of NetCel360. All revenues generated since completion of the acquisition have been derived from lines of business developed after the acquisition or from lines of business developed by NetCel360.

On October 25, 2002, we significantly improved our liquidity and capital resources with the completion of a private placement of 3,750 shares of new Series 4-A convertible preferred stock, referred to herein as the Series 4-A Preferred, and warrants to purchase 1,250,000 shares of common stock to Capital International Asia CDPQ Inc., referred to herein as CDPQ, and an affiliate of CDPQ, Quilvest Asian Equity Ltd., referred to herein as Quilvest, for a total purchase price of $7.5 million. The warrants have an initial exercise price of US$0.01 per share. The warrants are only exercisable between April 1, 2005 and March 30, 2006 but only if neither of the following has occurred (i) a Liquidity Date (as such term is defined in the private placement agreement) has occurred before January 31, 2005, or (ii) we have achieved specific consolidated EBITDA thresholds. The holders of the warrants will not be entitled to any voting rights or any other rights as a stockholder until they are duly exercised for shares of common stock.

In connection with and as a condition to the private placement, certain holders of our preferred securities (including notes, in the principal amount of approximately $7.4 million that were scheduled to mature on June 30, 2003, exchangeable into preferred securities) and warrants were required to contemporaneously exchange all of their preferred securities and warrants for shares of our Series 4-A Preferred. This exchange offer closed contemporaneously with the private placement and resulted in the issuance of 13,223 shares of our Series 4-A Preferred. We were also obligated to, and subsequently commenced, a similar exchange offer to all remaining holders of our preferred securities (including notes exchangeable into preferred securities) and warrants. This subsequent exchange offer commenced on November 21, 2002 and concluded on January 6, 2003, resulting in the exchange of $117,106 in principal amount of exchangeable notes for shares of Series 4-A Preferred.

References to “we”, “us”, “our”, “Vsource” or the “Company” refers to Vsource, Inc. and its subsidiaries. We maintain our executive offices at 16875 West Bernardo Drive, Suite 250, San Diego, California 92127. Our telephone number is (858) 618-5884 and our website is at www.vsource.com.

INDUSTRY BACKGROUND

Managing a global business today is highly complex. Multinational companies are faced with many challenges in the execution of their business strategies across the world. A key challenge is attracting, maintaining and managing the human talent required to deliver professional and operating skills reliably and seamlessly across multi-national borders. In particular, these companies frequently face the need for support services in areas which are important, but not core competencies, for their particular business model. Globally, managers face a combination of challenges including (i) increasing regulatory complexity; (ii) a need to maintain best-practices; and (iii) a lack of scale in their operations. For managers of Fortune 500 and Global 500 companies operating across multiple countries in the Asia-Pacific region, these challenges are exacerbated by the complexities of operating in and across countries with different languages, regulations, currencies, business practices and cultural nuances. These complexities make it even more difficult and costly to deliver internal corporate functions than in a homogeneous market such as the United States.

In the United States, and to a lesser extent, in Europe, many companies have looked to outsource specialized business processes. Until recently, this phenomenon has been far less evident in the Asia-Pacific region. However, globalization and the development of new enabling technologies such as the internet have resulted in an emerging demand for business process outsourcing services in the Asia-Pacific region in much the same way that these services are being used in other major markets.

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

OUR STRATEGY

Our strategy is to focus on Fortune 500 and Global 500 companies with substantial operations across multiple countries in the Asia-Pacific region. Many of these companies utilize business process outsourcing services in the United States and/or Europe, but we believe that few have initiated the use of these services in the Asia-Pacific region because, until recently, a regional solution has not been available. We believe that our approach, which requires substantial investment in sales and marketing to acquire clients because our target clients are the world’s largest companies, allows us to establish highly integrated, tailored and long-term solutions, generating both initial and recurring revenue streams.

We deliver our business process outsourcing solutions to multiple clients on a regional basis from shared services centers, rather than on a country-by-country basis using separate, duplicative facilities in each country. Our shared service centers utilize a sophisticated technology-based infrastructure integrating transaction processing and customer support functions to deliver our solutions on a regional basis, which allows us to achieve economies of scale which, in turn, help us to save costs for ourselves and our clients. Each of our business process outsourcing solutions integrates multiple functions together with our people, processes and technology for the delivery of a complete and integrated solution to our client. The goal is to provide our clients with a seamless, centralized integrated solution and a single point of accountability through Vsource.

OUR SOLUTIONS

We offer our clients four solutions, which we call Vsource Versatile Solutions™, to handle their technical, administrative and sales functions:

•	Warranty solutions;

•	Human resource solutions;

•	Sales solutions; and

•	Vsource Foundation Solutions

Warranty solutions

We manage after-sales service for clients on a regional basis to reduce our clients’ cost of providing support for service or warranty obligations and to provide a single point of accountability. Our warranty solutions are comprised of:

•	Warranty services;

•	Parts dispatch and management;

•	Field services and on-site repair;

•	Customer contact centers; and

•	Return of faulty parts to manufacturers or repair centers to replace such faulty parts, including management of any warranty support provided by such manufacturers.

Human resource solutions

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

Sales solutions

In addition to “back-end” services such as warranty solutions and human resource solutions, we assist clients with “front-end” services to support their sales activities including sales administration, marketing and sales support to help generate demand and the creation of new direct distribution channels across the Asia-Pacific region, to augment our clients’ traditional country-based distribution strategies. Our sales solution includes the following:

•	Total sales solution — complete sales solution across the Asia-Pacific region, including sales force management, development and execution of direct distribution channels, and fully integrated sales administration and support;

•	Team sales — integrated administration and support for our clients’ sales team requirements including order processing, coordination with manufacturing supply chain, lead generation and qualification, and development of marketing and sales materials; and

•	Direct sales — direct sales of client’s products across the Asia-Pacific region through the Internet, email, telephone and fax.

Vsource Foundation Solutions

For clients that do not require a comprehensive business process outsourcing solution encompassing multiple functions in a single solutions package, but only need one component of that solution, we offer the following general business process outsourcing services, which we call Vsource Foundation Solutions, which can be delivered on a stand-alone basis rather than as a part of a bundled solution. Vsource Foundations Solutions include the following service elements:

•	Customer relationship management;

•	Financial administration; and

•	Supply chain management.

OUR VALUE PROPOSITION

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

Experienced, Highly Motivated Workforce and Management Team.    We believe that our highly skilled, diverse and well-trained workforce is one of our greatest assets. Our management has extensive and distinguished operating experience in the Asia-Pacific region generally, and in the operation of shared service operating models, in particular. We strive to develop leadership and client service excellence at all levels of our organization. We seek to hire individuals with significant industry experience, exposure to best practices demanded by Fortune 500 and Global 500 clients, and an extensive understanding of operating within and across geographic borders within the Asia-Pacific region. Our executive officers maintain a significant ownership stake in our company that, as of January 31, 2003, represented over 22% of our total issued and outstanding common stock on a fully-diluted basis, including convertible securities but excluding stock options issued under our stock option plan. In addition, all of our full-time employees have an ownership interest in Vsource via option grants and participation in our employee stock purchase plan. We believe that these equity stakes significantly help in motivating our team to provide what we believe to be world class levels of client service.

SERVICE DELIVERY

We deliver our business process outsourcing solutions through an infrastructure of shared service centers based in Malaysia and Japan utilizing online, web-enabled technology systems, best in class enterprise-grade software applications, and third party service providers. Our business is based on leveraging shared resources to provide best practices while achieving economies of scale, which we believe permits us to provide our clients with business process outsourcing solutions of equal or better quality at significantly lower costs.

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

Technology.    Our technology and network infrastructure uses a multi-level, modular architecture, which emphasizes scalability, flexibility, adaptability, security, reliability and availability. Our systems and applications utilize industry standard programming languages, protocols and components, such as XML, CORBA, Java, JSP, C++ and VB. We connect to our clients’ and vendors’ systems through standard interfaces using a middleware product from Vitria. Our core engines are based on widely used platforms such as Oracle8i, MSQL 7, Oracle9i, IIS, and IPlanet. The applications and software are powered by IBM AIX, Sun Solaris, Linux, Windows NT and Windows 2000 based systems, and in addition, we utilize EMC’s Symmetrix System for storage and Cisco products for networking. Our customer relationship management facilities in Malaysia and Japan use Avaya Definity and Nortel Meridian computer telephony integration call center technologies, respectively; which are further integrated with customer relationship management software applications such as Siebel and Oracle 11i enterprise resource planning system.

Customer Relationship Management.    Our comprehensive business process outsourcing solutions, including warranty solutions and sales solutions, utilize our comprehensive online customer relationship management capabilities for customer support and contact. Customer relationship management is also provided as a stand-alone service as one of our Vsource Foundation Solutions. Customer relationship management services are delivered from shared service centers in Malaysia and Japan and include:

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

Financial Administration.    We provide financial administration functions to support the delivery of our comprehensive business process outsourcing solutions, including human resource solutions and sales solutions. We also provide financial administration as a stand-alone service as one of our Vsource Foundation Solutions. These functions can be delivered in multiple countries and multiple currencies across most major countries in the Asia-Pacific region. Certain payments functions are provided with support from internationally recognized financial institutions and accounting firms. The functions include:

•	Payment and payment processing;

•	Financial reporting;

•	Credit, collections and general accounting;

•	Accounts payable;

•	Fixed assets; and

•	Billing.

Supply Chain Management.    Our comprehensive business process outsourcing solutions, including warranty solutions and sales solutions, utilize our supply chain management capabilities to support the logistics, fulfillment and supply chain management needs of our clients and coordinate their logistics activities across the Asia-Pacific region. We also provide supply chain management as a stand-alone service as one of our Vsource Foundation Solutions.

Sales Management.    We provide sales management functions to support the delivery of our sales solutions. These functions include:

•	Order processing;

•	Lead generation and qualification;

•	Sales force management and administration; and

•	Sales channel development.

CLIENTS AND CONTRACTS

Clients generally sign a master services contract that governs the basic terms and conditions applicable to all of our offered solutions, pursuant to which a client can then purchase specific solutions from time to time under separate statements of work. These statements of work may contain additional terms and conditions applicable to that particular solution. Our contracts with Gateway and Agilent Technologies, however, are specific to the solution being purchased.

Most of our contracts, and statements of work, have minimum terms of two years. Most contracts automatically renew for subsequent one-year terms, while other contracts will be renewed only upon mutual agreement of the parties. Generally, our clients may terminate their contracts for convenience upon specified periods of notice, but they will usually be required to pay us a termination fee that helps us to recover our upfront investment costs and a certain portion of our expected profit. Gateway may not terminate its contract for convenience. Consistent with industry practice, many of our client contracts contain specified performance standards applicable to key elements of our services. If our performance falls below the applicable standards, the client is entitled to terminate the contract, and in some cases a client may deduct amounts from our fees. As is also consistent with industry practice, our client contracts are terminable for our excessive performance failure, material uncured breach or insolvency.

REVENUES AND OPERATING LOSSES

Our revenues are generated from fees paid pursuant to client contracts. We typically receive two types of fees under our contracts: set-up fees, which are charged during the implementation period when we perform set-up and implementation procedures to facilitate delivery of our services, and subsequent recurring charges for delivery of these services. The set-up fees are generally fixed, although in some cases they may be charged on a time and materials basis. The recurring fees are variable, being based on the numbers of transactions, customer representatives provided or products sold. Most of our contracts provide for guaranteed minimum recurring fees with a variable component based on number of transactions exceeding agreed-upon minimum thresholds.

We have sustained operating losses since inception and we had an accumulated deficit of approximately $79.7 million as of January 31, 2003 that has been funded primarily through issuances of debt and equity securities. In the year ended January 31, 2003, we generated net cash from operating activities of $0.4 million, net cash used in investing activities of $0.7 million and we obtained net cash from financing activities of $6.7 million, giving rise to an increase in cash of $6.4 million. We had positive cash flows for the year ended January 31, 2003. Our management believes that we have adequate funding to continue in operation through January 31, 2004.

SALES AND MARKETING

Our sales cycle begins with a disciplined client screening process. A key consideration in our client screening process is to focus on Fortune 500 and Global 500 companies who (i) have sizable operations across multiple countries in the Asia-Pacific region, (ii) will generate significant volumes of transactions through our system and (iii) are committed to outsourcing for their own business reasons to focus on core competencies, cost reductions, and quality improvement.

Due to the need for our clients to have a high degree of trust in our ability to execute reliably for them on a long-term basis, a large percentage of our sales efforts are driven by relationships built by our executive management. We also have a small staff of dedicated sales professionals whose primary role is to identify potential clients, assess our compatibility with those clients and negotiate and document our contracts. We are also considering adding to the sales team in order to focus greater resources on expanding our client pipeline. Members of the sales team are located in San Diego, San Jose, Chicago, Australia, Hong Kong, Japan, Malaysia and Singapore.

We have focused our marketing efforts on promoting the benefits of outsourcing technical, administrative and sales functions, and on creating awareness that there is now a regional outsourcing solution available to Fortune 500 and Global 500 companies operating in the Asia-Pacific region. We are positioning Vsource as being uniquely qualified to deliver regional business process outsourcing services throughout the Asia-Pacific region and establishing ourselves as the leader in this new market primarily through market research, public relations activities, seminars, speaking engagements and direct sales contacts.

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

We do not hold any patents. Although we own some proprietary software and have developed proprietary processes and methodologies for delivering our solutions, we also rely significantly upon technologies licensed from third parties such as Comex, Concur, Oracle, Ramco, Siebel and Vitria to deliver our outsourcing solutions. Some of these licenses are perpetual licenses absent material breach on our part, while others require payment of recurring fees based on number of user licenses or number of transactions performed. We expect to need new licenses in the future as our business grows, the existing products we license become obsolete, and as technology evolves. We cannot be sure that we will be able to obtain necessary licenses on commercially reasonable terms, or at all, which could result in a material adverse effect on our business, financial condition and results of operations.

Third parties may claim that our technology or services, including those which we have licensed from a third-party supplier, infringe their proprietary rights. Although in most cases we are indemnified by our licensor in the event of a claim of intellectual property infringement by a third-party, any infringement claims, even if without merit, can be time-consuming and expensive to defend. They may divert our management’s attention and resource and could cause service implementation delays. In the event of a successful claim of infringement and the failure or inability of either us or our licensor to develop non-infringing technology or license the infringed or similar technology on a timely or commercially favorable basis, our business, financial condition and results of operations could be materially adversely affected.

COMPETITION

We believe that we compete primarily with the in-house operations of our current and potential clients and our greatest competitive risk is that prospective clients will choose not to outsource their technical, administrative and sales functions and instead elect to continue performing these functions internally, including consolidating their operations in one or more regional shared service centers. Although, we are not aware of any other company that provides a similar, comprehensive range of business process outsourcing services to our targeted clients across multiple countries in the Asia-Pacific region, we do compete with companies that fall into two basic categories:

•	Companies that provide a much narrower selection of business process outsourcing solutions on a regional or semi-regional basis, including Accenture, Automatic Data Processing, Inc., Electronic Data Systems, PCCW Limited, Scicom Data Services, SITEL Corporation and Teletech Holdings, Inc.; or

•	Companies that provide a broad variety of business process outsourcing solutions, but only in one or two countries, or in multiple countries but on a country-by-country basis, rather than on a regional or semi-regional basis. There are numerous such companies in each of the major markets in the Asia-Pacific region.

EMPLOYEES

We consider our relations with employees to be very good. None of our employees are represented by a labor union or under any collective bargaining agreement. As of March 31, 2003, we had approximately 274 full time employees, 215 of whom were located in Kuala Lumpur.

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

We had shareholders’ equity of approximately $5.4 million as of January 31, 2003 that has been funded primarily through issuances of debt and equity securities. We have sustained operating losses since inception. We have never been profitable, and we may not be able to become profitable or sustain profitability. As of January 31, 2003, we had cash totaling $11.2 million, up $6.4 million from $4.8 million at January 31, 2002, mainly reflecting net cash from operations totaling approximately $0.4 million, net cash used in investing activities of $0.7 million and net cash of $6.7 million received after expenses, purchaser holdings from the private placement and repayment of debt and preferred stock. In the year ended January 31, 2002, we used net cash of $5.8 million in operating activities and $0.8 million in investing activities and obtained net cash from financing activities of $5.9 million, giving rise to a decrease in cash of $0.6 million. While we had positive cash flows for the year ended January 31, 2003, there is no assurance that this will continue.

We are heavily reliant on one customer, and the revenues from this customer are expected to decline significantly.

We are heavily reliant on one customer, Gateway Japan Inc. which generated approximately 81% and 67% of our total revenues in the years ended January 31, 2003 and 2002, respectively. We have a three year contract with Gateway to provide support services, beginning on November 1, 2001, for Gateway’s warranty obligations to its installed base of end users. Revenues from this customer are set to decline significantly over the remaining term of the contract, as the installed base of end users who will be covered by Gateway’s warranties declines over time. This decline could have a material impact on our revenues and operating results, even if we are successful in reducing costs in line with the decrease in the corresponding revenues. In addition, Gateway has the right on each anniversary of the contract, with our agreement, to revise the minimum volumes of transactions specified in the contract, although it cannot revise our fees per transaction performed unless actual transaction volumes exceed 110% of the minimum volumes specified in the contract. If the actual transaction volumes exceed 110%, then we must negotiate in good faith with Gateway to adjust fees per transaction, hours of operation and performance standards for the following year. Since actual transaction volumes did not exceed 110% of the specified minimum volumes, no changes were required following the first anniversary of the contract. Although Gateway cannot terminate the agreement for convenience during its initial term, Gateway could terminate the agreement for, among other things, material breach, failure to meet specified service levels or if we are unable to reasonably agree on revisions to minimum volumes of transactions for subsequent years of the contract.

We may be required to redeem our Series 4-A Preferred and may not have sufficient funds to pay the redemption price by March 2006

If we do not meet one or more certain conditions by March 31, 2006, then each holder of our Series 4-A Preferred shall have the right, at any time after March 31, 2006 and on or before September 30, 2006, to require us to purchase all but not less than all of the Series 4-A Preferred held by such holder at a price per share equal to the original issue price, which is currently $2,000, plus an amount equal to 50% of that per share price. As a result of the initial sale of Series 4-A Preferred and the exchange offer concluded on January 6, 2003 and certain conversions to common stock since then, there are 17,364 shares of our Series 4-A Preferred outstanding, which if redeemed on or after March 31, 2006 would require us to pay $52.1 million based on the current original issue price of the Series 4-A Preferred. Furthermore, if we complete an additional sale of our Series 4-A Preferred to CDPQ and Quilvest, there would be an additional 1,250 shares of our Series 4-A Preferred outstanding, which would have a redemption value of $3.8 million. In order for the Series 4-A Preferred not to be redeemable, we must satisfy one or more of the following conditions by March 31, 2006:

•	the common stock issuable upon conversion of the Series 4-A Preferred held by CDPQ and Quilvest, must be distributable or resalable without restriction to members of the general public pursuant to an effective registration statement in the U.S. or similar procedure in any non-U.S. jurisdiction, following, or in conjunction with, the completion of a firm commitment public offering, underwritten by an internationally reputable investment bank selected by our Board of Directors, of our common stock on an internationally recognized exchange or quotation system, resulting in aggregate net proceeds (after deductions of underwriters’ commissions and offering expenses) to us exceeding US$20,000,000 and at a per share offering price that would yield an internal rate of return of at least 30% to CDPQ, referred to herein as a Qualifying Offering

•	CDPQ and Quilvest must be able to publicly sell all of the common stock issuable upon conversion of their Series 4-A Preferred pursuant to an effective registration statement covering such shares or in any three month period pursuant to Rule 144 under the Securities Act of 1933, provided that a Qualifying Offering has occurred

•	the sale of more than 50% of our common stock on a fully diluted basis for a purchase price per share at least equal to the price that would yield an internal rate of return of 30% to CDPQ, referred to herein as a Qualifying Sale, must have been completed

•	the sale of all or substantially all of our assets for consideration that results in distributions per share to CDPQ of proceeds from such sale equivalent to the consideration that would be received in a Qualifying Sale must have been completed

There is no assurance that we will be able to satisfy any of these conditions on or before March 31, 2006, or that if we are unable to satisfy these conditions, that we will have sufficient funds to pay the redemption amounts.

The market for business process outsourcing services in the Asia-Pacific region, particularly on a regional basis, is new and unproven.

We cannot be certain that there will be a sustainable market for our services. If companies operating in the Asia-Pacific region are not willing to outsource the services that we provide, on a large scale or at all, then we will not be able to generate adequate revenues or achieve necessary economies of scale. This could have a material and adverse effect on our business, financial condition and results of operations.

We have limited experience in our business.

Our current business operations consist solely of operations developed in the second half of fiscal year 2002 or acquired in June of 2001 from NetCel360. Our limited experience in this business could negatively impact our ability to succeed.

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

Complex implementation and integration of our services and products may impede market penetration.

The installation and implementation of some of our services and products, including set-up across multiple countries in the Asia-Pacific region and integration with a client’s systems currently in use, can be a complex, time consuming and expensive process. We anticipate that many of our clients will be large multinational corporations that will require that our products undergo substantial customization to meet their needs. These clients will also likely require that our products be integrated with existing internal legacy systems. We estimate that the installation and integration process may take three to six months, or longer in some cases, depending on the size of the client, the number of countries in which it operates, complexity of a client’s operations and the configurations of its current information technology systems. The time and expense of installation and implementation may deter potential clients from purchasing our services.

Our revenues and operating results are difficult to predict and may be subject to significant fluctuations.

We receive revenues from our outsourcing services in large part from recurring transaction-based fees. The use of each outsourcing service and the number of transactions we actually perform will vary in volume, scope and duration. In addition, some of our client contracts can be terminated by our clients on relatively short notice without cause. As a result, it is possible that expected recurring revenues may be terminated more quickly than anticipated, making them more difficult to predict.

We believe that quarterly revenues, expenses and operating results may vary significantly in the future, that period-to-period comparisons of results of operations may not necessarily be meaningful and that, as a result, these comparisons should not be relied upon as indications of future performance. Due to these and other factors, it is possible that our operating results will be below market analysts’ expectations in some future quarters, which would cause the market price of our stock to decline.

Risks Related to Economic and Infrastructural Disruptions.

As a provider of business process outsourcing services, our business is dependent upon the underlying businesses of our clients. Events such as the military action in Iraq or terrorist attacks similar to those conducted in the United States on September 11, 2001 and in Bali, Indonesia on October 12, 2002 could significantly slow economic growth in the Asia-Pacific region and adversely affect the businesses of our clients, thereby reducing their need or desire for our services. A significant disruption of telecommunications, transportation, mail and other infrastructure could make it difficult and more expensive for us to service our customers in a timely fashion or at all, and for our vendors and service providers to render goods and services to us. As a provider of services that focuses on providing regional solutions, we are particularly vulnerable to disruptions that inhibit travel, communication and commerce between countries. Such a disruption might also result in delays in receiving payments from clients. Volatility and uncertainty in the world’s stock markets brought about by terrorist and other disruptive events could also impair our ability to raise capital.

We are dependent on a number of vendors and service providers.

We are dependent on a small number of vendors and service providers in delivering our services. In particular, our warranty support services for Gateway rely on arrangements with independent field service providers, parts manufacturers, warehouse providers and shipping companies. Because we currently purchase replacement parts for Gateway products in relatively small quantities, our purchasing power is minimized, which may result in higher parts prices and slower delivery times from the parts manufacturers. Although we believe that we could find alternative vendors and service providers, the transition to alternative vendors and service providers would take a significant amount of time and resources which could materially affect the delivery of our warranty support services and put us in material breach of our agreement with Gateway. In addition, the costs of purchasing parts and services from alternative vendors and service providers could be significantly higher.

We face risks associated with acquisitions, investments, strategic partnerships or other ventures.

As part of our overall business strategy, we may pursue strategic acquisitions or investments as appropriate opportunities arise. These acquisitions or investments would be in businesses, products or technologies that would be expected to provide, supplement or complement our services, and/or provide additional industry expertise, a broader client base or an expanded geographic presence. We may not be successful in identifying suitable acquisition, investment or strategic partnership candidates. Even if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or on a timely basis, or at all. We may incur indebtedness or issue equity securities to pay for any acquisition or investment, which could have a dilutive effect on existing shareholders. Any acquisitions and investments involve other risks, such as:

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

We operate in a highly competitive environment. We believe that we compete primarily with the in-house operations of our current and potential clients and our greatest competitive risk is that prospective clients will choose not to outsource their technical, administrative and sales functions and instead elect to continue performing these functions internally, including consolidating their operations in one or more regional shared service centers. In addition, increasing numbers of companies are entering the business process outsourcing industry in the Asia-Pacific region. This industry is relatively new in the region and, as it develops, our competitors may better position themselves to compete in our lines of business and markets. Although, we are not aware of any other company that provides a similar, comprehensive range of business process outsourcing services to our targeted clients across multiple countries in the Asia-Pacific region, we do compete with companies that fall into two basic categories:

•	Companies that provide a much narrower selection of business process outsourcing solutions on a regional or semi-regional basis, including Accenture, Automatic Data Processing, Inc., Electronic Data Systems, PCCW Limited, Scicom Data Services, SITEL Corporation and Teletech Holdings, Inc.; or

•	Companies that provide a broad variety of business process outsourcing solutions, but only in one or two countries, or in multiple countries but on a country-by-country basis, rather than on a regional or semi-regional basis. There are numerous such companies in each of the major markets in the Asia-Pacific region.

These competitors may have greater resources or more advanced technology than we do. Other competitors may emerge in the future with significantly greater financial, technical and marketing resources than we have. These competitors may be in a better position than us to develop current and future services, expand market share and offer services and products that provide significant performance, price, creative or other advantages over those offered by us.

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

We believe that successful management and the ability to execute our services will be critical in the success of our business. Therefore, our success depends in large part upon the continued efforts, service and performance of our senior management team and executive officers, and in particular of the following key management executives:

•	Phillip Kelly, our Chairman and Chief Executive Officer;

•	Dennis Smith, our Vice Chairman, Chief Financial Officer and Chief Strategy Officer;

•	Braden Waverley, our President; and

•	Jack Cantillon, our Chief Operating Officer.

We depend on their services because each one of these executives has experience and in-depth knowledge regarding the development, needs, special opportunities, and challenges of our business, and the environment and business activities in our targeted markets. We have employment agreements with these key executives as well as with all of our other officers and employees. The loss of the services of any of these executive officers or any of our key management, sales or technical personnel could have a material adverse effect on our business, financial condition and results of operations.

We have incurred debt to finance our operations.

We have incurred debt to finance our operations. We received a $3.0 million advance from Gateway in November 2001 in connection with our provision of support services to Gateway, which is being used by Gateway to offset outstanding accounts receivable from Gateway at a monthly rate through October 2004. The balance of this advance is $1.9 million as of March 31, 2003. There is no assurance that we will have sufficient funds to completely repay this advance.

Our major shareholders are party to a stockholders agreement giving them a significant degree of control over us.

In connection with and as a precondition to the private placement and exchange, we entered into a Stockholders Agreement dated as of October 25, 2002 with Phillip Kelly, Dennis Smith, John Cantillon, CDPQ,

Quilvest, BAPEF Investments XII Ltd. (“BAPEF”), Mercantile Capital Partners I, L.P. (“MCP”) and Asia Internet Investment Group I, LLC (“AIIG”). As of the date of this document, these parties in aggregate hold common stock and Series 4-A Preferred on a fully converted basis representing approximately 86% of our issued and outstanding common stock, on a fully diluted basis.

Under the terms of the Stockholders Agreement, CDPQ, BAPEF and MCP each have a right to nominate a candidate to our Board of Directors, and we are obligated to nominate Phillip Kelly and Dennis Smith to our Board. Each of the parties to the Stockholders Agreement is obligated to use its reasonable efforts to cause these nominees to be elected or appointed, including, without limitation, voting all of their shares in favor of their election. A quorum of the board must include at least two directors that were nominated by CDPQ, BAPEF or MCP. In addition, CDPQ is entitled to nominate a member for each committee of our Board, so long as such membership would not contravene applicable securities laws, and CDPQ, BAPEF and MCP are each entitled to nominate a member of the compensation committee of our Board, so long as such membership would not contravene applicable securities laws.

Under the Stockholders Agreement, these shareholders also have veto rights over certain corporate actions. For example, without the approval of CDPQ and at least a majority in interest of all the other shareholders that are party to the Stockholders Agreement, we may not:

•	increase the size of our Board of Directors to a number of members in excess of seven

•	sell or dispose of all or substantially all of our assets or any of our assets with a book value in excess of US$250,000 in respect of any one transaction or in excess of an aggregate of US$500,000 in any one financial year

•	increase, reduce, split, consolidate (reverse split) or cancel our authorized or issued share capital, issue or grant any option over any shares or securities convertible into or exchangeable for shares of common stock (except than by redemption or to cover conversions or pursuant to our 2001 Stock Option/Stock Issuance Plan and Employee Stock Purchase Plan), or issue or grant any other option over our unissued share capital, or list our common stock on any stock exchange

•	terminate or approve the hiring or termination of our chief executive officer, chief financial officer, chief operating officer or president

•	cease any material business in which we or our subsidiaries are currently involved, materially change any of such businesses or materially engage in any business other than those businesses (we will be deemed, without limitation, to have “materially engaged” in a business if we invest more than US$250,000 in the aggregate in such business)

•	amend the terms of the Certificate of Designations for our Series 4-A Preferred

Furthermore, without obtaining the approval of at least a majority vote of our Board of Directors, which must include the affirmative vote of the director nominated by CDPQ, we may not:

•	borrow or raise any sum of money from any source in excess of US$5,000,000 or issue our securities to financial institutions or lessors in connection with commercial credit arrangements, equipment financings or similar transactions not intended primarily for equity-financing purposes

•	acquire or dispose of any interest in any other company, corporation, partnership, or business or incorporate or establish any other company, corporation, partnership or business

•	make any loan or advance or give any credit (other than trade credit) other than in the ordinary course of business

•	give any guarantee or indemnity to secure the liabilities or obligations of any person, firm or corporation exceeding in the aggregate the sum of US$5,000,000 at any one time

•	enter into any contracts above the sum of US$1,000,000 which are of a nature outside the ordinary course of business in respect of any one transaction

•	adopt or revise any proposed budget or our revolving three-year business plan

•	acquire any investment or incur any capital commitment not stated in the budget in excess of US$250,000 at any time in respect of any one transaction or in excess of US$500,000 in the aggregate in any one fiscal year

•	undertake any merger, reconstruction or liquidation exercise concerning us or any of our subsidiaries

•	grant any options or issue stock under our 2001 Stock Option/Stock Issuance Plan at an exercise or purchase price less than the price at which the Series 4-A Preferred may be converted into shares of common stock, as adjusted from time to time

•	create any mortgage, charge, lien, pledge, encumbrance or security or other interest on any of our assets or any of our subsidiaries in excess of US$5,000,000

•	issue or sell stock, warrants or other securities or rights to persons or entities with which we have business or strategic relationships, provided such issuances are for other than primarily equity financing purposes.

Our failure to maintain our rights to use third party intellectual property could adversely affect business.

Portions of our business are substantially dependent upon technology that we license from third parties. In particular, we rely upon third-party technologies and software for our outsourcing services, such as payroll services, customer relationship management and supply chain management. Some of these licenses require us to make recurring payments based on numbers of users or transactions. Other licenses are perpetual licenses absent material breach on our part. We also expect to need new licenses in the future as our business grows, the existing products we license become obsolete, and as technology evolves. We cannot be sure that we will be able to obtain necessary licenses on commercially reasonable terms, or at all, which could result in a material adverse effect on our business, financial condition and results of operations.

Third parties may claim that our technology or services, including those which we have licensed from a third-party supplier, infringe their proprietary rights. Although in most cases we are indemnified by our licensor in the event of a claim of intellectual property infringement by a third-party, any infringement claims, even if without merit, can be time-consuming and expensive to defend. They may divert our management’s attention and resources and could cause service implementation delays. In the event of a successful claim of infringement and the failure or inability of either we or our licensor to develop non-infringing technology or license the infringed or similar technology on a timely or commercially favorable basis, our business, financial condition and results of operations could be materially adversely affected.

System failures and capacity constraints could result in a reduction of demand for our services.

Our ability to provide acceptable levels of customer service largely depends on the efficient and uninterrupted operation of our hardware, software and network infrastructure. Inadequacies in the performance and reliability of our information systems, or in the external power or communications infrastructure, could result in interruptions in the availability of some or all of our services, lower the volume of transactions or increase response times for effecting a transaction. As the majority of our operations are located in regions of Asia-Pacific where the infrastructure may not be as extensive or reliable as in the United States, we are particularly vulnerable to such disruptions. This could lead to client dissatisfaction, loss of clients and damage to our reputation, which could materially adversely affect our business, financial condition and results of operations.

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

A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and client data stored in our information systems. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the willingness of clients to entrust their data to a third party outsourced service provider. Anyone who circumvents our security measures could misappropriate our or our clients’ exclusive information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could theoretically be introduced into our systems, or those of our clients or vendors, which could disrupt our products or services, or make our systems inaccessible to clients or vendors. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of exclusive information, such as personal data and credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business could be seriously impacted if they are not prevented.

We have an incomplete disaster recovery plan.

A significant portion of our information systems is located in our shared services center in Kuala Lumpur, Malaysia. We maintain a small back-up site, but it currently would not support our entire operations if our primary facilities became unusable, and it could take a significant amount of time to get it fully operational. We are currently assessing a more extensive disaster recovery plan. Until the plan is completed, there are risks of localized telecommunications, Internet and systems failure.

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

We may become subject to burdensome government regulations and legal uncertainties and to claims involving foreign laws and regulations.

We currently have employees, facilities and business operations established in Australia, Hong Kong, Japan, Malaysia, Singapore and the United States. We also anticipate having employees, facilities and operations in other countries and territories in the Asia-Pacific region and offering services in numerous countries in the region regardless of whether we have a physical presence in such countries. As a result, we are subject to the laws and the court systems of many jurisdictions. We may become subject to claims from private parties or foreign government agencies based in foreign jurisdictions for violations of their laws. International litigation is often expensive, time consuming and distracting. These claims could be particularly disruptive to our business.

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

Historically, most of our revenue has been earned in U.S. dollars and significant portions of our expenses and liabilities have been denominated in local currencies, primarily Japanese Yen, Malaysian Ringgit, Australian Dollars, Hong Kong Dollars and Singapore Dollars. As a result, we will be subject to the effects of exchange rate fluctuations with respect to any of these currencies. We do not currently engage in currency hedging activities. Some of the countries or territories in which we currently operate or may operate in the future impose exchange controls. As a result, we may not be able to freely convert the relevant local currencies in the countries and territories in the Asia-Pacific region into U.S. dollars or freely convert U.S. dollars into the relevant local currencies. Any substantial currency fluctuation could adversely affect our business, financial condition and results of operations.

The market for our common stock may be illiquid.

The average daily trading volume of our registered common stock on the OTC Bulletin Board is currently less than 2,300 shares, and we have had some days with no trading. There can be no assurance that trading volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.

Our stock is not listed on a major stock market

Our common stock was delisted from the Nasdaq National Market System on December 21, 2001 following Nasdaq’s determination that our acquisition of substantially all of the assets of NetCel360 constituted a reverse merger under Nasdaq’s Marketplace Rules. In order to regain our Nasdaq listing, we will be required to submit a new listing application and meet all initial Nasdaq national market listing criteria, subject to Nasdaq’s approval. We do not currently meet all of these listing requirements. Our common stock currently trades only on Nasdaq’s

OTC Bulletin Board. While the listing of our stock does not have a direct effect on our operations, it has an effect on the perception of our company among potential investors, may adversely affect the liquidity of our shares and can have an effect on our ability to raise additional funds.

Substantial costs of any securities litigation could divert our limited resources.

We could become a target of securities litigation based upon the volatility of our stock in the marketplace. Litigation of this type could result in substantial costs and divert management’s attention and resources. Over the past three years, our stock has declined steeply from as high as $1,700.00 per share to as low as $0.50 per share (in each case as adjusted to reflect our 20-to-1 reverse stock split which was effected on November 20, 2002), and as of March 31, 2003 the closing price of our common stock was $0.53 per share. Public companies suffering this much stock price volatility are often sued by their shareholders.

Outstanding convertible preferred stock, warrants and options could result in potential dilution and an adverse impact on additional financing.

As of March 31, 2003, if all of our outstanding warrants and options were converted into common stock, and if all currently outstanding convertible preferred stock were converted in accordance with the anti-dilution features of those securities, we estimate that over 21.6 million shares of common stock would be outstanding. In addition, our stock option/stock issuance plan permits us to issue a number of shares of common stock equal to 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, warrants, options and other convertible securities that are exercisable).

To the extent that such convertible preferred stock, warrants and options are exercised, substantial dilution of the interests of our shareholders could result and the market price of our common stock could be adversely affected. For the life of the convertible preferred stock, warrants and options, the holders will have the opportunity to profit from a rise in the price of the common stock. The existence of the convertible preferred stock, warrants and options is likely to affect materially and adversely the terms on which we can obtain additional financing and the holders of the convertible preferred stock, warrants and options can be expected to exercise them at a time when we would otherwise, in all likelihood, be able to obtain additional capital by an offering of our unissued capital stock on terms more favorable to us than those provided by the convertible preferred stock, warrants and options.

Item 2.    PROPERTIES

Our principal sales office is located in 1,735 square feet of space in San Diego, California and is leased through November 30, 2004. Our principal shared customer service centers are located in Kuala Lumpur, Malaysia and Osaka, Japan. The Malaysia facility occupies 39,015 square feet of office space and the lease expired on March 9, 2003. We have an agreement in principle with the landlord to renew the lease for 28,814 square feet to March 9, 2004, although until a definitive lease is entered into we will be on a month-to-month lease. The Japan facility occupies 8,680 square feet of office space and the lease expires on January 31, 2005. We also have offices in Hong Kong, occupying 3,934 square feet with the lease expiring on August 31, 2005 and in Singapore, which is on a six-month renewable lease term. During the year our leases in Los Angeles and Ventura, California and Bothell, Washington expired on March 6, 2002, March 31, 2002 and October 31, 2002, respectively and were not renewed.

Item 3.    LEGAL PROCEEDINGS

In October 2001, two lawsuits were filed against Vsource by holders of Series 2-A convertible preferred stock before the United States District Court for the Northern District of Illinois entitled Crestview Capital Fund,

LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, our motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that we failed to register the underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, plus attorney’s fees and costs. We are responding to discovery motions at this stage of the proceedings and it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, we deny any and all liability and intend to vigorously defend against these charges.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on August 16, 2002 in San Diego, California. The results of this meeting were reported in Item 4 to our Form 10-Q for the quarterly period ended July 31, 2002, which report is incorporated herein by reference.

In our proxy statement sent to our stockholders on July 16, 2002, we stated that we intended to hold our 2003 annual meeting of stockholders in June 2003 and to mail proxy statements relating to the 2003 annual meeting in May 2003. We presently intend to keep to this schedule. As noted in our last proxy statement, the deadline for receipt of stockholder proposals for the 2003 annual meeting was January 28, 2003, and this date passed without receipt of any proposals. A stockholder, however, may present a proposal at the 2003 annual meeting if it is submitted to the Company’s Secretary no later than April 25, 2003. If timely submitted, the stockholder may present the proposal at the 2003 meeting, but we are not obligated to present the matter in our proxy materials.

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock was quoted on the Nasdaq National Market until December 21, 2001, and is now quoted on the OTC Bulletin Board under the symbol “VSCE”. The following table presents, for the periods indicated, the high and low bid prices per share of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. All prices have been adjusted to reflect our 20-to-1 reverse stock split which was effected on November 20, 2002.

Fiscal Year Ended January 31, 2003	High	Low
First Quarter	$8.80	$2.80
Second Quarter	7.40	2.40
Third Quarter	3.20	2.00
Fourth Quarter	3.75	1.01

Fiscal Year Ended January 31, 2002	High	Low
First Quarter	$45.60	$2.40
Second Quarter	12.00	3.40
Third Quarter	11.60	1.60
Fourth Quarter	8.80	2.00

SHAREHOLDERS

As of March 31, 2003, there were 907 stockholders of record of our common stock, 34 holders of our Series 1-A convertible preferred stock, referred to herein as Series 1-A Preferred, 11 holders of our Series 2-A convertible preferred stock, referred to herein as Series 2-A Preferred, 0 holders of our Series 3-A convertible preferred stock and 13 holders of our Series 4-A Preferred.

DIVIDENDS

We have never declared or paid cash dividends on our common stock or preferred stock. Holders of our Series 1-A Preferred are entitled to noncumulative dividends, if declared by the Board of Directors, of $0.20 per share annually. Holders of our Series 2-A Preferred are entitled to noncumulative dividends, if declared by the Board of Directors, in an amount equal to 8% of the price originally paid to Vsource for each share of Series 2-A Preferred ($0.51 per share as of March 31, 2003 based on the original purchase price of $6.41 per share, as may be adjusted for stock splits, stock dividends, combinations and the like). Holders of our Series 3-A Preferred are entitled to cumulative dividends, if declared by the Board of Directors, in an amount equal to 10% of the price originally paid to Vsource for each share of Series 3-A Preferred ($6.00 per share as of March 31, 2003 based on the original purchase price of $60 per share, as may be adjusted for stock splits, stock dividends, combinations and the like). Holders of the Series 4-A Preferred are entitled to noncumulative dividends, if declared by the Board of Directors, in an amount equal to any dividend, whether in cash or other assets (other than solely in additional shares of common stock) to the same extent as if such holders’ shares of Series 4-A Preferred had been converted into common stock. No dividend may be declared and paid upon shares of our common stock in any fiscal year unless dividends on all such preferred stock have been paid or declared and set aside for payment to holders of our preferred stock for such fiscal year. The Company currently intends to retain all future earnings to finance future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Incorporated by reference from the information under the caption “Executive Officer Compensation—Equity Compensation Plan Information” in our Proxy Statement for our 2003 annual meeting, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

RECENT SALE OF UNREGISTERED SECURITIES

The following are all securities sold by the Company or issued as warrants within the year ended January 31, 2003 which were not registered under the Securities Act:

On February 18, 2002, we issued Series B-1 Notes in the principal amount of $50,000 and warrants (the “Series B-1 Warrants”) to purchase 12,500 shares of common stock to purchasers under an exchangeable note purchase agreement. The following persons were the purchasers of the Series B-1 Notes: James Hildebrandt and Elias Farhat.

On October 25, 2002, we completed a private placement, pursuant to which we issued 3,750 shares of Series 4-A Preferred and warrants to purchase 1,250,000 shares of common stock to CDPQ for a total purchase price of $7.5 million. These warrants have an initial exercise price of US$0.01 per share. These warrants are only exercisable between April 1, 2005 and March 30, 2006 but only if neither of the following has occurred (i) a Liquidity Date (as such term is defined in the warrants) has occurred before January 31, 2005, or (ii) we have achieved specific consolidated net income thresholds. The holders of these warrants will not be entitled to any voting rights or any other rights as a stockholder until they are duly exercised for shares of common stock.

In connection with the private placement, and as required by CDPQ as a precondition to its purchase, we caused holders of certain preferred securities (including notes, in the principal amount of approximately $7.4 million that were scheduled to mature on June 30, 2003, exchangeable into preferred securities) and warrants to participate in the exchange, whereby their preferred securities and warrants were exchanged for an aggregate of 13,223 shares of Series 4-A Preferred.

The following table sets forth the identity of the holder and number of shares of Series 4-A Preferred sold or issued to such holder in connection with the private placement and exchange consummated on October 25, 2002:

Name of Holder	Number of Shares of Series 4-A Preferred
Phillip Kelly (1)	1,905
Dennis Smith (2)	383
John Cantillon (3)	2,053
BAPEF Investments XII, Ltd. (4) (“BAPEF”)	5,094
Mercantile Capital Partners I, L.P. (5) (“MCP”)	3,387
Asia Internet Investment Group I, LLC (6) (“AIIG”)	401
Capital International Asia CDPQ Inc. (7) (“CDPQ”)	3,000
Quilvest Asian Equity Ltd. (8) (“Quilvest”)	750

(1)	Mr. Kelly is our Chief Executive Officer and Chairman of our Board of Directors.
(2)	Mr. Smith is our Chief Financial Officer and Vice-Chairman of our Board of Directors.
(3)	Mr. Cantillon is our Chief Operating Officer.
(4)	Mr. Salata, a Director on our Board of Directors, is the managing partner of the investment adviser of the investment fund which wholly owns BAPEF. BAPEF serves as an investment vehicle for a private equity fund composed of several limited partnerships and is the beneficial owner of all shares of common stock reported in the table above. Pursuant to an Amended Schedule 13D filed with the SEC on October 25, 2002, Mrs. Constance A.E. Helyar and Mr. Andrew W. Guille are the only directors of BAPEF.
(5)	These shares are also beneficially owned by (a) Mercantile Capital Group, LLC (“MCG”), the general partner of MCP, (b) Mercantile Capital Management Corp. (“MCM”), a manager of MCG, (c) Michael A. Reinsdorf, a member of MCP and a member of the Investment Committee of MCM, and (d) I. Steven Edelson, a member of our Board of Directors. Mr. Edelson is (a) a managing member of Mercantile Equity Partners III, LLC (“MEP, LLC”), and a trustee of the Edelson Family Trust dated September 17, 1997, which is also a managing member of MEP, LLC, (b) a member of MCG, and (c) a member of the Investment Committee of MCM. Mr. Edelson is also a managing member of MA, LLC. MA, LLC is the general partner of Mercantile Asia Investors, L.P., which is the managing member of Asia Investors Group, LLC, which is the general partner of AIG, LP, which is the managing member of AIIG.
(6)	See note 5 for detail on AIIG’s ownership and the relationship of Mr. Edelson, a member of our Board of Directors, to this entity.
(7)	Mr. Seghin, a Director on our Board of Directors, is the Managing Director of CDP Asia Partners, Inc. and previously was the Managing Partner of Quilvest Asia Limited, an affiliate of CDP Asia. These shares are also beneficially owned by Caisse de depot et placement du Quebec, a legal entity created by a special act of the Legislature of the Province de Quebec, which owns 100% of Capital International CDPQ Inc. (“CDP International”), a Canadian corporation, which in turn owns 100% of CDPQ, also a Canadian corporation. In an Amendment No. 1 to Schedule 13 D filed with the Securities and Exchange Commission on November 25, 2002, CDPQ affirmed that it is a “group” within the meaning of Section 13d-5(b)(1) of the Securities and Exchange Act of 1934, as amended, with Quilvest (see note 8 for detail on the ownership of this entity), and these two independent entities have agreed to coordinate the purchase of our securities and have an unwritten and informal arrangement to coordinate their voting and disposition of such securities.
(8)	These shares are also beneficially owned by CDPQ, which has a 100% ownership interest in CDP International, which in turn owns 100% of Quilvest S.A., a Luxembourg corporation, which acts as a holding company of various subsidiaries, including Quilvest Overseas Ltd, a British Virgin Islands corporation, which owns 100% of Quilvest, also a British Virgin Islands corporation.

A more comprehensive description of the private placement and exchange may be found in our Current Report on Form 8-K, which was filed with the SEC on October 28, 2002, which is incorporated herein by reference.

Pursuant to the terms of the private placement and exchange, on November 21, 2002 we offered all of the remaining holders of our preferred securities (including notes, in the principal amount of $170,790 that are scheduled to mature on June 30, 2003, exchangeable into preferred securities) and Series B and Series B-1 Warrants the right to exchange such preferred securities and warrants for Series 4-A Preferred at the same exchange ratios offered to the holders participating in the exchange that was completed on October 25, 2002, and in the case of holders of our Series 1-A Preferred, the right to exchange such preferred stock for cash.

The offer expired on January 6, 2003, and an aggregate of 469 new shares of Series 4-A Preferred were issued in the exchange as follows:

Name of Holder	Exchanged Securities	Number of Shares of Series 4-A Preferred Received
Elias Farhat	• Series B-1 Note with $27,345 principal and accrued and unpaid interest • Series B-1 Warrant to purchase 6,250 shares of common stock	39
Fidelity National Title Company	• An aggregate of 39, 002 shares of Series 2-A Preferred	81
G5 Partners, LP (1)	• Series B-1 Note with $44,662 principal and accrued and unpaid interest • Series B Warrant to purchase 19,218 shares of common stock • Series B-1 Warrant to purchase 10,065 shares of common stock	67
James Hildebrandt	• Series B-1 Note with $27,345 principal and accrued and unpaid interest • Series B-1 Warrant to purchase 6,250 shares of common stock	39
Kumi Hui (2)	• Series B-1 Note with $29,776 principal and accrued and unpaid interest	41
Bruce Nakfoor	• An aggregate of 78,003 shares of Series 2-A Preferred	162
Sandford T. Waddell	• An aggregate of 19,501 shares of Series 2-A Preferred	40

(1)	These shares are also beneficially owned by Stewart J. Homler.
(2)	Ms. Hui is the wife of Timothy T. Hui, our Vice President-Legal, General Counsel and Secretary.

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

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

	January 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Revenue	$26,546	$12,712	$35	$4	$61
Operating expenses	29,296	29,425	27,778	5,153	1,562
Loss from operations	(2,750)	(16,713)	(27,743)	(5,149)	(1,502)
Extraordinary item – loss on extinguishment of debt	(6,838)	(340)	—	—	—
Net loss	(11,827)	(20,444)	(27,599)	(5,523)	(1,762)
Basic and diluted net loss per share available to common shareholders	$(3.06)	$(20.87)	$(52.55)	$(7.92)	$(3.40)
Cash and cash equivalents	11,152	4,753	5,360	5,124	60
Property and Equipment, net	4,974	7,232	932	223	23
Total assets	20,137	16,439	11,261	5,540	1,116
Current liabilities	5,696	6,222	911	6,501	984
Long term liabilities	900	2,365	—	—	3
Non-redeemable preferred stock	5,368	11,223	14,229	—	—
Redeemable preferred stock	2,728	—	—	—	—
Shareholders’ equity (deficit)	5,445	(3,371)	(3,879)	(961)	129

Basic and diluted net loss per share available to common shareholders has been adjusted to reflect retroactively the effect of the 20-to-1 reverse stock split on November 20, 2002.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

FORWARD LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations, as well elsewhere in this report, contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risk that our recent private placement described below will not improve our ability to attract and execute major new outsourcing contracts or accelerate our growth, reliance on one client and the expectation that revenues from this client will decline significantly, a potential requirement to redeem our Series 4-A Preferred if we fail to meet certain conditions by March 31, 2006, our limited experience in the business process outsourcing business, the new and unproven market for business process outsourcing services in the Asia-Pacific region, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructure disruptions, dependence on a small number of vendors and service providers, management of acquisitions, inability to repay the debt that we have incurred, litigation, competition and other risks discussed in this Form 10-K under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2001”, “2002” AND “2003” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2001, 2002 AND 2003, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

Our revenues in 2003 increased to $26.5 million from $12.7 million in 2002, representing an increase of 109%. Our primary source of revenues is fees earned from delivering business process outsourcing solutions such as warranty solutions, human resource solutions and Vsource Foundation Solutions. The main source of our revenue (approximately 81% in 2003) is the provision of warranty solutions to Gateway under a three-year support services agreement (the “Support Services Agreement”) to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. We also derive revenues from the sales of products through our sales solutions.

Our operating loss decreased to $2.8 million in 2003 from $16.7 million in 2002, primarily as the result of the doubling of our revenue to $26.5 million while maintaining operating costs at approximately the same level as 2002. The cost reduction was achieved through the elimination of research and development expenses to $0 in 2003 from $2.3 million in 2002, the reduction in impairment of long-lived assets to $0 in 2003 from $4.1 million in 2002, and a decrease in non-cash stock-based compensation, from $3.1 million in 2002 to $1.0 million in 2003. The decline in research and development expenses reflects the change in our business following the acquisition of NetCel360 from a developer of software products to a business process outsourcing service provider that relies primarily on technology licensed from third-parties. These decreases were offset in part by a 51% increase in our cost of revenues, from $8.8 million in 2002 to $13.2 million in 2003, and a 39% increase in our selling, general and administrative expenses, from $11.2 million in 2002 to $15.6 million in 2003. These increases in costs reflect the change in our business from a developer of software products to a business process outsourcing service provider and the increase in revenues arising from this change, although in each case the rate of increase was less than the rate of increase in our revenues. During 2003, we received $0.5 million from an insurance claim for a burglary in our warehouse in Malaysia. This further reduced our operating loss in 2003.

FUNDING

Private Placement

On October 25, 2002, we completed a private placement of preferred stock and warrants for $7.5 million in cash and caused certain holders of our other preferred securities and warrants (including notes, in the principal amount of approximately $7.4 million that were scheduled to mature on June 30, 2003, exchangeable into preferred securities), to exchange their preferred securities and warrants for a new class of preferred stock. In connection with and as a precondition to the private placement, we were obligated to offer all of the eligible remaining holders of our preferred securities and warrants an opportunity to exchange their preferred securities and warrants for a new class of Series 4-A convertible and redeemable preferred stock. This exchange offer commenced on November 21, 2002 and concluded on January 6, 2003, with $117,106 in principal amount of exchangeable notes and preferred stock and warrants being exchanged for the new class of Series 4-A convertible and redeemable preferred stock.

In connection with and as required by the private placement and pursuant to stockholder approval which was given at our last annual meeting of stockholders on August 16, 2002, our Board of Directors approved on October 21, 2002 a 20-to-1 reverse stock split of all of our issued and outstanding common stock, par value $0.01 per share. The reverse stock split became effective on November 20, 2002. The reverse stock split did not cause a reduction in the authorized number of shares of common stock available under our certificate of incorporation. All share and per share data in this Form 10-K give retroactive effect to such reverse stock split. $250,000 of the private placement purchase price that was withheld by the purchasers pending the completion of the reverse stock split was paid to us following completion of the reverse stock split.

Future Funding

We had an accumulated deficit of approximately $79.7 million as of January 31, 2003 that has been funded primarily through issuances of debt and equity securities. We have sustained operating losses since inception. In 2003, we generated net cash of $0.4 million from operating activities, used $0.7 million in investing activities and obtained $6.7 million from financing activities (mainly from the private placement, see above) that resulted in an increase in cash of $6.4 million.

We expect revenues from our main customer Gateway to decline significantly over the remaining term of the Support Services Agreement, as the installed base of end users who will be covered by Gateway’s warranties declines. We believe, however, that we can successfully reduce costs related to the services provided to Gateway in line with the decline in the corresponding revenues over the remaining term of the contract. Management is actively soliciting new business for the Company but negotiation periods of 12 to 18 months are common with the complexity of implementation of our services across multiple Asian countries. As a result of the abovementioned recent financing and exchange of debt for preferred equity, our management believes that we have adequate funding to continue in operation for at least the next 12 months.

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

Revenue and costs recognition

Gateway Support Services Agreement

Revenue

Under the Support Services Agreement, there are variable and fixed component to our fee based upon predetermined monthly transaction volumes. If the predetermined monthly transaction volume is exceeded, incremental transactions are charged on a monthly basis at the agreed rates per transaction specified in the Support Services Agreement. Fees are payable by Gateway on a monthly basis with fixed revenues recognized on an accrual basis while variable revenues are recognized when incremental transactions are performed.

Costs

Major costs incurred in relation to the Support Services Agreement are payroll, third-party vendor and facility rental costs, which are recognized as incurred in order to match the related effort in serving the Support Services Agreement. In addition, we incur inventory costs in repairing or replacing components in Gateway’s customers’ computers. We obtained a significant amount of inventory from Gateway at nominal value in order to support our obligations under the Support Services Agreement but such inventory was insufficient to meet all our repair and replacement needs and so we also purchase additional inventory as required. We recognize such additional inventory costs on a LIFO basis in each accounting period.

Impairment of long-lived assets

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

When we determine that the carrying value of an asset may not be recoverable based upon the existence of one or more of the above or other indicators, we assess recoverability of its carrying value by comparison to the future undiscounted cash flows it is expected to generate. If an asset is impaired, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to commensurate with the risk inherent in our current business model.

We have significant amounts of computer equipment and software assets, which are more prone to impairment due to technical obsolescence or business changes. However, our management is of the opinion that there are no indicators that these assets are impaired.

RESULTS OF OPERATIONS (All amounts in thousands)

	Year Ended January 31,
	2003	2002	2001
Revenue from
Services	$25,462	$9,940	$35
Products	1,084	2,772	—

	26,546	12,712	35
Revenue from
Warranty solutions	$21,451	$8,486	$—
Human resource solutions	755	118	—
Vsource Foundation Solutions	1,655	1,323	—
Sales solutions	2,685	2,785	35

	26,546	12,712	35

Cost and expenses:
Cost of revenue from
Services	12,404	6,159	—
Products	832	2,631	—

	13,236	8,790	—
Cost of revenue from
Warranty solutions	$9,263	$3,588	$—
Human resource solutions	971	199	—
Vsource Foundation Solutions	1,081	2,372	—
Sales solutions	1,921	2,631	—

	13,236	8,790	—

Selling, general and administrative expenses	15,561	11,171	3,853
Research and development expenses	—	2,269	6,222
Amortization of stock-based compensation	963	3,116	17,703
Insurance proceeds in respect of loss of inventory	(464)	—	—
Impairment of long-lived assets	—	4,079	—

Total costs and expenses	29,296	29,425	27,778

Operating loss	(2,750)	(16,713)	(27,743)
Interest income	72	127	156
Interest expense	(584)	(694)	(12)
Non-cash beneficial conversion feature expense	(1,727)	(2,824)	—

Loss before extraordinary item	(4,989)	(20,104)	(27,599)
Extraordinary item – loss on extinguishment of debt	(6,838)	(340)	—

Net loss	(11,827)	(20,444)	(27,599)
Add (Less): Credit arising on Exchange and deemed non-cash dividend to preferred shareholders	6,526	(2,095)	(14,496)

Net loss available to common shareholders	$(5,301)	$(22,539)	$(42,095)

Years Ended January 31, 2003 and 2002

Revenue

Revenue in 2003 was derived primarily from two sources: (i) services revenue, derived primarily from our warranty solutions for Gateway, human resource solutions and Vsource Foundation Solutions, and (ii) product revenue, derived from our sales solutions. Revenues are recognized in accordance with the policies set forth in “Critical Accounting Policies and Estimates” above.

In 2003, total revenues increased to $26.5 million from $12.7 million in 2002, an increase of $13.8 million, or 109%, primarily due to our provision of warranty solutions to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region, which commenced on November 1, 2001. Services revenue increased 156% in 2003 to $25.5 million compared to $9.9 million in 2002, reflecting our first full year of providing warranty solutions to Gateway and the growth of our human resource solutions, including the first full year of delivery of such solutions to Agilent. The increase in services revenue was partially off-set by a decline in products revenue, which declined 61% to $1.1 million in 2003 compared to $2.8 million in 2002 due to the termination in November 2001 of our arrangement with Gateway Manufacturing to resell personal computers (the “Reseller Agreement”). In 2003, product revenue was derived principally from the sale of computer parts to end customers, as compared to 2002 when product revenue was comprised of the sale of personal computers.

In 2003, revenues from warranty solutions represented 81% of our total revenues, compared to 67% in 2002. Warranty solutions revenues increased by 153% to $21.4 million in 2003 from $8.5 million in 2002, reflecting our first full year of delivering warranty solutions to Gateway. We did not start delivering these solutions until November 2001.

Revenues from human resource solutions constituted 3% of our total revenues in 2003, compared to 1% in 2002. Human resource revenues increased by 540% to $0.8 million in 2003 from $0.1 million in 2002, reflecting our first full year of delivering human resource solutions to Agilent, which we began delivering in November 2001, and the acquisition of new clients.

In 2003, revenues from Vsource Foundation Solutions represented 6% of our total revenues, compared to 10% in 2002. Vsource Foundation Solutions revenues increased by 25% to $1.7 million in 2003 from $1.3 million in 2002, reflecting the continued delivery of customer relationship management services to clients such as Network Appliance and the acquisition of new clients such as ABN AMRO.

Revenues from sales solutions constituted 10% of our total revenues in 2003, compared to 22% in 2002. Sales solutions revenues, which in 2003 were comprised of sales of products, such as computer parts and Palm personal digital assistants, and the sales of services, such as extended warranties and one-time fixes, decreased by 4% to $2.7 million in 2003 from $2.8 million in 2002. In 2002, sales solution revenues were principally comprised of sales of Gateway personal computers.

Cost of Revenue

Cost of revenue consisted primarily of costs related to employees, sub-contractors, replacement parts, depreciation, freight, duties, telecommunications and other expenses that were associated with providing clients with goods and services. In accordance with our deferred revenue treatment on set-up revenues generated from implementation of our solutions, we also defer the costs relating to such set-ups and amortize those costs for a period identical to the period for which revenue is deferred. Therefore, there can be a timing difference from when the costs are actually incurred, to when they are recognized.

Cost of revenue increased to $13.2 million by 51% for 2003 from $8.8 million in 2002, reflecting the growth in our business and revenues. The rate of increase in our cost of revenue was significantly exceeded by the rate of increase in our revenues, which increased by 109% from 2002 to 2003. In addition, 2003 represented our first full year of providing business process outsourcing services, because in 2002, we were only active in the business process outsourcing business for seven months following our acquisition of NetCel360.

Total cost of revenues in 2003 represented 50% of total revenues, compared to 69% in 2002, as we benefited from improved economies of scale resulting from the growth of our business. Cost of services revenues in 2003 represented 47% of our total revenues and 49% of service revenues, representing declines from 48% and 62%, respectively, in 2002, even though services revenues as a percentage of total revenues increased significantly to 96% in 2003 from 78% in 2002, further evidencing the benefits of economies of scale. Cost of products revenues in 2003 represented 3% of our total revenues, compared to 21% in 2002, which was consistent with the decline in products revenues as a percentage of total revenue to 4% in 2003 from 22% during 2002.

In 2003, cost of revenues from warranty solutions represented 43% of same-segment revenues and 35% of our total revenues, compared to 42% and 28%, respectively, in 2002. The slight increases in cost as a percentage of same-segment revenue and total revenue reflected the significant growth in our infrastructure and operations required to support Gateway’s warranty obligations.

Cost of revenues from human resource solutions constituted 127% of same segment revenues and 4% of total revenues in 2003, compared to 169% and 2%, respectively, in 2002. The fact that cost of revenues exceeded same-segment revenues was the result of our continued build-out of infrastructure and operations to support this line of business. The decrease in cost as a percentage of same-segment revenue, however, demonstrated that we were able to benefit from economies of scale resulting from providing our solutions to a larger base of clients, while the increase in cost as a percentage of total revenue reflected the growth in human resource revenues as a percentage of total revenues.

In 2003, cost of revenues from Vsource Foundation Solutions represented 65% of same-segment revenues and 4% of our total revenues, compared to 179% and 19%, respectively, in 2002. The decrease in cost as a percentage of same segment revenues was the result of the economies of scale realized from continuation of several client contracts and acquisition of several new clients. The decrease in cost as a percentage of total revenues, which exceeded the decrease in same-segment revenues as a percentage of total revenues, reflected the improved economies of scale arising from providing our solutions to a larger base of clients.

Cost of revenues from sales solutions constituted 72% of same-segment revenues and 7% of total revenues in 2003, compared to 94% and 21%, respectively, in 2002. The decrease in cost as a percentage of same-segment revenues and total revenues was the result of the reduced infrastructure required to sell the types of products and services sold by us in 2003 compared to the personal computers resold by us in 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries of administrative and support personnel, benefits and commissions, rental, insurance premiums and costs relating to certain other outside services.

The increase in selling, general and administrative expenses to $15.6 million for 2003 from $11.2 million in 2002 was due primarily to a significant increase in headcount to support the significant growth of our business and revenues. As a percentage of revenues, however, selling, general and administrative expenses declined from 88% of total revenues in 2002 to 59% in 2003, reflecting the improved economies of scale realized from the growth of our business and revenues.

Research and Development Expenses

Research and development expenses declined to $0 in 2003 from $2.3 million in 2002, reflecting the change in our business following the acquisition of NetCel360, from a developer of software products to a business process outsourcing service provider that relies primarily on technology licensed from third-parties. A significant majority of the research and development expenses incurred in 2002 were incurred in the first half of 2002, before we decided to discontinue several software development projects due to the slow rate of customer acceptance, the need for additional functionalities, uncertainty as to whether we would be able to develop a commercially viable product and uncertainty as to whether there would be market acceptance of such product.

Amortization of Stock-based Compensation

Amortization of stock-based compensation is related to the issuance of stock options to employees with an exercise price below the fair market value of the underlying stock at the date of measurement. The decrease to $1.0 million in 2003 from $3.1 million in 2002, a difference of $2.2 million (69%), was due to less options were granted at below fair market value and the narrower gap between fair market value and exercise price of the options.

Insurance proceeds in respect of loss of inventory

Insurance proceeds of $0.5 million were received in April 2002 in respect of inventory stolen from our warehouse in Malaysia in January 2002. This amount was after deducting costs associated with the purchase of inventory stolen and incidental costs.

Impairment of Long-lived Assets

No impairment of goodwill was incurred in 2003. We incurred an impairment charge on goodwill of $4.1 million pertaining to the acquisition of Online Transaction Technologies, Inc. (“OTT”) in 2002. After our management elected in 2002 to slow down the development of technologies acquired from OTT, we evaluated the long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. We determined that goodwill did not continue to represent the value originally attributed to these assets. As a result, the assets were reduced to their net recoverable amount of $0.

Operating Loss

As a result of the foregoing, we had an operating loss in 2003 of $2.8 million, which was significantly less than our operating loss of $16.7 million in 2002.

Interest Expense

Interest expense decreased to $0.6 million in 2003 from $0.7 million in 2002. This was primarily due to the early extinguishment of $7.4 million in principal amount of convertible debt instruments in October 2002 and an additional $0.2 million in principal amount of convertible debt instruments in January 2003.

Non-cash Beneficial Conversion Feature Expense

In 2003, we recognized a $1.7 million non-cash expense relating to our Series A convertible notes (the “Series A Notes”), Series B-1 Notes and Series B-1 Warrants issued in conjunction with the Series B-1 Notes, upon issuance. The expense, which arose from a beneficial conversion feature resulting from the fact that such convertible securities could be converted into our common stock at an amount below its market price on the commitment date of the securities, was recognized in accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”. The decrease from $2.8 million in 2002 to $1.7 million in 2003 was due to the early extinguishment in October 2002 and January 2003 of these convertible debt instruments, which would otherwise mature on June 30, 2003.

Extraordinary Item—Loss on Extinguishment of Debt

In 2003, we recognized a loss on extinguishment of debt of $6.8 million, which resulted from the exchange of our Series A Notes and Series B-1 Notes on October 25, 2002 and January 15, 2003 for shares of our Series 4-A Preferred. The resulting loss was accounted for as an extraordinary item in accordance with Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. However a recent accounting pronouncement FASB Statement No. 145, Recession of FASB 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 30, 2003 when adopted will require such losses not be treated as extraordinary. The impact of the adoption of this standard is set out in Note 2 to the financial statements.

Net Loss

As a result of the foregoing, we had a net loss in 2003 of $11.8 million in 2003, which was significantly less than our net loss of $20.4 million in 2002.

Deemed Non-cash Dividend to Preferred Shareholders

In 2003, we had a credit of $6.5 million for deemed non-cash dividend to preferred shareholders, arising primarily from the exchange of Series 2-A Preferred and Series B and Series B-1 Warrants for Series 4-A Preferred. The credit represented the excess of the carrying value of these securities over the fair value of the Series 4-A Preferred issued for the exchange. In 2002, the deemed dividend was $2.1 million, representing the amortization of beneficial conversion feature on the issuance of preferred stock.

Net Loss Available to Common Shareholders

Net loss available to common shareholders is computed from net loss after extraordinary item and adding or deducting deemed non-cash dividend to preferred shareholders. As a result of the $6.5 million in deemed dividend credit in 2003 we had a net loss available to common shareholders of $5.3 million, or $3.06 per basic and diluted share in 2003, compared to $22.5 million, or $20.87 per basic and diluted share, in 2002 after deducting $2.1 million in deemed dividends.

Years Ended January 31, 2002 and 2001

We have not discussed our results of operations below on the basis of segment data because we did not prepare segment reporting in 2001, as prior to the quarter ended July 31, 2001, our principal business was the development and sale of a technology solution and therefore we do not believe that such discussion would be meaningful.

Revenue

Revenue in 2002 was derived primarily from two sources: (i) distribution services revenue, derived primarily from the distribution of Gateway products in Hong Kong and Singapore, and (ii) business process outsourcing revenue, derived primarily from our warranty solutions for Gateway, human resource solutions and Vsource Foundation Solutions.

In 2002, revenues increased to $12.7 million from $0.04 million in 2001, an increase of $12.7 million, primarily due to two new contracts, the Reseller Agreement with Gateway Manufacturing and the Support Services Agreement with Gateway. The Reseller Agreement was in effect from July 1, 2001 to November 1, 2001, when it was terminated as part of Gateway Manufacturing’s termination of its operations in the Asia-Pacific region. We generated total revenues of $2.7 million under the Reseller Agreement.

Effective November 1, 2001, we began to provide warranty solutions under the Support Services Agreement to support Gateway’s warranty obligations with respect to its installed base of customers in the Asia-Pacific region. Revenues of $35,000 in 2001 were derived from the sale of procurement software and our application service provider business. Both of these lines of business were discontinued in 2002.

Cost of Revenue

Cost of revenue increased to $8.8 million for 2002 from $0 in 2001. The costs of goods for 2002 were derived from the distribution of Gateway Manufacturing products, personnel and rental costs for distribution of Gateway Manufacturing products, personnel costs from providing warranty solutions under the Support Services Agreement and other expenses that were directly related to our business process outsourcing services, inclusive of personnel, technology and outside vendor agreements. In 2001, we were primarily focused on selling procurement software and being an application service provider but we never achieved meaningful sales of the products that were under development. Therefore there was no cost of revenue associated with such products.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses to $11.2 million for 2002 from $3.8 million in 2001 was due primarily to the significant increase in headcount arising from our change in business model following the acquisition of substantially all of the assets of NetCel360 and significant growth of our business following such acquisition. Being a business process outsource services provider and supporting significantly higher revenues, we had significantly higher staffing requirements than those typically required for software development. We also incurred higher costs associated with being a public company after losing our small business issuer designation. Furthermore, there were increased costs resulting from our contesting the delisting of our common stock from the Nasdaq National Market. The increase in selling, general and administration expenses amounted to $3.8 million in 2001 was attributable to our growth that year and the acquisition costs related to the acquisition of OTT, which was acquired in 2001.

Research and Development Expenses

Research and development expenses consist primarily of employee-related costs and operating expenses associated with the operation of our research and development facility in Los Angeles. During 2002, we incurred research and development expenses of $2.3 million in connection with the development of our procurement software and the technologies acquired from OTT. A significant majority of these expenses were incurred in the first half of 2002, before we decided to discontinue the development of such procurement software and the technologies we acquired from OTT due to the slow rate of customer acceptance, the need for additional functionalities, uncertainty as to whether we would be able to develop a commercially viable product and uncertainty as to whether there would be market acceptance of such product. As a result of the termination of these lines of business, our research and development expenses were significantly less than in 2001, when they were $6.2 million. As technical feasibility of products under development was unproven, costs could not be capitalized and were expensed as incurred in 2002 and 2001.

Non-cash Stock-based Compensation

Non-cash stock-based compensation is related to the issuance of stock options to employees with an exercise price below the fair market value of the underlying stock at the date of measurement. The decrease to $3.1 million in 2002 from $17.7 million in 2001, a difference of $14.6 million (82%), was due to the cancellation of 99,098 stock options of employees that left the employment of Vsource before their vesting period had fully expired, which was partially offset by the issuance of 985,024 new options at an exercise price below fair market value at the date of grant, which had a corresponding charge of $2.2 million in 2002. The increase to $17.7 million in 2001 was due to the employment of a substantial number of new employees during 2001, most of whom were granted options with exercise prices below the fair market value on the date of measurement.

Impairment of Long-lived Assets

We incurred an impairment charge on goodwill of $4.1 million pertaining to the acquisition of OTT in 2002. No impairment of goodwill was incurred for 2001. After our management elected in 2002 to slow down the development of technologies acquired from OTT, we evaluated the long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. We determined that goodwill did not continue to represent the value originally attributed to these assets. As a result, the assets were reduced to their net realizable value of $0. We took a $2.2 million charge in the first quarter of 2002 in connection with the decision to slow down the development of the technologies acquired from OTT. In the second quarter of 2002, we took another charge of $1.9 million for the remaining balance, as management then decided to completely discontinue the development of the technologies due to uncertainty as to whether we would be able to develop a commercially viable product and uncertainty as to whether there would be market acceptance of such product.

Operating Loss

As a result of the foregoing, we had an operating loss in 2002 of $16.7 million, which was significantly less than our operating loss of $27.7 million in 2001.

Interest Expense

Interest expense increased to $694,000 in 2002 from $12,000 in 2001. This was primarily due to the interest accruing on the convertible debt instruments in the principal amount of $15.4 million issued or assumed during 2002, which carried interest rates ranging between 5% and 10% per annum.

Non-cash Beneficial Conversion Feature Expense

We recognized a $2.8 million non-cash expense relating to our bridge loan, Series A Notes, Series B Notes and Series B Warrants issued in conjunction with the Series B Notes, upon issuance. The expense, which arose from a beneficial conversion feature resulting from the fact that such convertible securities could be converted into our common stock at an amount below its market price on the commitment date of the securities, was recognized in accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”.

Extraordinary Item—Loss on Extinguishment of Debt

We recognized a loss on extinguishment of debt of $0.3 million, which resulted from the repayment of our Series B Notes on December 28, 2001. The resulting loss was accounted for as an extraordinary item in accordance with Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt”.

Net Loss

As a result of the foregoing, we had a net loss in 2002 of $20.4 million, a decline of $7.2 million from our net loss of $27.6 million in 2001 (there was no extraordinary item in 2001).

Deemed Non-cash Dividend to Preferred Shareholders

In 2002, we had deemed non-cash dividend to preferred shareholders of $2.1 million, representing the amortization of beneficial conversion feature on the issuance of preferred stock. This amount represented a significant reduction from the deemed dividend of $14.5 million in 2001, arising from amortization of the embedded beneficial conversion feature of the Series 1-A Preferred and Series 2-A Preferred issued in 2001.

Net Loss Available to Common Shareholders

As a result of the foregoing, in 2002 we had a net loss available to common shareholders of $22.5 million, or $20.87 per basic and diluted share, compared to $42.1 million, or $52.55 per basic and diluted share, in 2001. Before the extraordinary item of $0.3 million for loss on extinguishment of debt, we had a net loss available to common shareholders of $22.2 million, or $20.56 per basic and diluted share, in 2002, compared to a net loss available to common shareholders before extraordinary item of $22.5 million, or $20.56 per basic and diluted share, in 2002. There was no extraordinary item in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $11.2 million as of January 31, 2003, as compared to $4.8 million as of January 31, 2002 and $5.4 million as of January 31, 2001. As of January 31, 2003, we had working capital of $9.2 million, long-term liabilities of $0.9 million and shareholders’ equity of $5.4 million. To date, we have financed our operations primarily through preferred stock financings and issuances of debt, and beginning in the fourth quarter of 2002, we generated cash from operating activities. During 2002, we received a $3 million advance from Gateway under the Support Services Agreement, which will be used to offset outstanding accounts receivable from Gateway at a monthly rate from May 2002 through October 2004. The balance of this advance as of January 31, 2003 amounted to $2.1 million.

Net cash provided by operating activities was $0.4 million in 2003, net cash used in operating activities was $5.8 million in 2002 and $9.6 million in 2001. Net cash provided by operating activities in 2003 consisted primarily of $11.8 million net loss and $0.9 million changes in working capital components, offset by non-cash charges of $13.1 million primarily related to depreciation and amortization, stock based compensation, beneficial conversion feature charges and loss on extinguishment of debt. Net cash used in 2002 consisted primarily of $20.4 million net loss, offset by non-cash charges of $14.1 million primarily related to depreciation and amortization, the write-off of goodwill, stock based compensation and beneficial conversation feature charges. Net cash used in operating activities in 2001 consisted primarily of $27.6 million net loss, offset by a non-cash charge of $17.9 million.

Net cash used in investing activities was $0.7 million in 2003, $0.8 million in 2002 and $1.2 million in 2001. Net cash used in investing activities for 2003 was primarily related to the acquisition of property and equipment and the provision of a letter of credit required as a guarantee by one of the customers. In 2002, net cash used in investing activities was primarily related to the acquisition of property and equipment and the acquisition of the assets of NetCel360, net of cash acquired. In 2001, net cash used in investing activities was related to the acquisition of fixed assets and the acquisition of OTT, less cash acquired.

Net cash provided by financing activities was $6.7 million in 2003, $5.9 million in 2002 and $11.0 million in 2001. Net cash provided by financing activities in 2003 came from the sale of Series 4-A Preferred, offset by cost of issuance of $0.6 million, repayment of $53,000 in principal amount of Series B-1 Notes and the redemption of $0.1 million of Series 1-A Preferred. In 2002, net cash provided by financing activities came from the sale of $3.3 million in principal amount of Series A notes for cash, the sale of $4.3 million in principal amount of Series B Notes for cash, and the sale of $2.9 million in principal amount of Series B-1 Notes, offset by repayment of $4.5 million in principal and accrued interest of the Series B Notes. In 2001, net cash provided by financing activities came mainly from the issuance of 1,672,328 shares of Series 2-A Preferred for cash.

As of January 31, 2003, we had 17,442 shares of our Series 4-A Preferred outstanding. If we do not meet one or more certain conditions by March 31, 2006, then each holder of our Series 4-A Preferred shall have the right, at any time after March 31, 2006 and on or before September 30, 2006, to require us to purchase all but not less than all of the Series 4-A Preferred held by such holder at a price per share equal to the original issue price, which is $2,000, plus an amount equal to 50% of that per share price. Based on the number of Series 4-A Preferred outstanding as of January 31, 2003, the redemption sum would amount to $52.3 million.

As of January 31, 2003, the only significant contractual obligations or commercial commitments outstanding consisted of our future minimum lease commitments totaling $1.5 million, of which $0.7 million will be paid out in 2004, $0.7 million in 2005 and $0.1 million thereafter. (See Note 9 to the Notes to the Consolidated Financial Statements for further details.)

We have no other off-balance sheet arrangement that could significantly reduce our liquidity. Management believes that we have adequate funding for existing operations for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

On April 30 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 30, 2002. Among other provisions, SFAS 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The impact of the provisions of SFAS 145 when it comes into effect is the loss on extinguishment of debt of $6.8 million for the year ended January 31, 2003 and $0.3 million for the year ended January 31, 2002 will not be classified under extraordinary item. The resulting impact on net loss before extraordinary item and earnings per share, adjusted for the reverse stock split on November 20, 2002 is shown in the following table:

	Years ended January 31,
	2003	2002
Loss before extraordinary item
Reported	$(4,989)	$(20,104)
Pro forma (effect of SFAS 145)	(11,827)	(20,444)
Basic and diluted net profit (loss) per share available to common shareholders
Profit (Loss) before extraordinary item
Reported	$0.89	$(20.56)
Pro forma (effect of SFAS 145)	$(3.06)	$(20.87)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for our fiscal year 2003. The interim disclosure requirements are effective for the first quarter of our fiscal year 2004. We have decided not to adopt the fair value method of accounting for stock-based compensation.

Effectively prospectively for all arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 in the year ended January 31, 2003 and it had no significant impact on its financial position and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash on deposit with high quality financial institutions. While we are exposed with respect to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash. However, changes in interest income will not have a material impact on our financial results, as we derived only $0.1 million from interest income in 2003.

Foreign Currency Risk

As a business that derives most of its revenues from operations in the Asia-Pacific region, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could seriously harm our financial results. Substantially all of our revenues are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our services more expensive and therefore reduce the demand for our services. Reduced demand for our services could seriously harm our financial results. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

We incur expenses in foreign currencies, principally Malaysian Ringgit and Japanese Yen. Our Japanese Yen and Malaysian Ringgit-denominated expenses represented approximately 22% and 45%, respectively, of our total cash expenses for the year ended January 31, 2003. The Malaysian Ringgit currently has a fixed exchange rate to the U.S. dollar and there is no exchange exposure at present although there is no assurance that such fixed exchange rate will be maintained in the future.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To The Board of Directors and Shareholders of

Vsource, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Vsource, Inc. and its subsidiaries at January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers

Hong Kong

April 8, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Vsource, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit) and cash flows of Vsource, Inc. (a Delaware corporation) and subsidiaries for the year ended January 31, 2001. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Vsource, Inc. and subsidiaries for the year ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the previously issued January 31, 2001 financial statements included in Form 10-K for such year, the Company had sustained substantial losses from operations since inception, has used, rather than provided, cash from operations and had an accumulated deficit of approximately $52 million. Continued losses were projected for the next fiscal year. And, at that time, the Company had no proven plan for generation of material revenue. These factors, and others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue operations was subject to its ability to secure additional capital to meet its obligations and to fund operations. Management’s plans in regard to these matters were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Los Angeles, California

April 13, 2001 (except for Note 11, as to

which the date is September 24, 2001.)

VSOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2003	2002
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,152	$4,753
Restricted cash	150	61
Accounts receivable, net	1,522	2,886
Prepaid expenses	337	597
Inventories	490	—
Other current assets	1,262	910

Total current assets	14,913	9,207

Property and equipment, net	4,974	7,232
Restricted cash, non-current	250	—

Total assets	$20,137	$16,439

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,134	$1,706
Accrued expenses	3,333	3,610
Advances from customers – current	1,229	906

Total current liabilities	5,696	6,222

Convertible Notes Payable	—	7,497
Discount on convertible notes	—	(7,232)
Advances from customer – non-current	900	2,100

Total long term liabilities	900	2,365

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2003	2002
	(in thousands, except per share data)
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 1,275,955 and 1,703,741 shares issued and outstanding as of January 31, 2003 and 2002, respectively) (Aggregate liquidation value is $3,190 and $4,259 as of January 31, 2003 and 2002, respectively)	3,140	4,151
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 367,336 and 1,174,669 shares issued and outstanding as of January 31, 2003 and 2002, respectively) (Aggregate liquidation value is $2,355 and $7,530 as of January 31, 2003 and 2002, respectively)	2,228	7,072

	5,368	11,223
Redeemable preferred stock:
Preferred stock Series 4-A ($0.01 par value, 25,000 shares authorized; 17,442 and 0 shares issued and outstanding as of January 31, 2003 and 2002, respectively) (Aggregate liquidation value is $34,884 and $0 as of January 31, 2003 and 2002, respectively) (Aggregate redemption value is $52,326 and $0 as of January 31, 2003 and 2002, respectively) (Note 11)	2,728	—

Total preferred stock	8,096	11,223

Shareholders’ equity (deficit):
Common stock ($0.01 par value, 500,000,000 shares authorized; 1,785,094 and 1,652,234 shares issued and outstanding as of January 31, 2003 and 2002, respectively)	18	17
Additional paid-in-capital	85,424	71,705
Deferred stock based compensation	(94)	(831)
Accumulated deficit	(79,740)	(74,439)
Other comprehensive income	(163)	177

Total shareholders’ equity (deficit)	5,445	(3,371)

Total liabilities, preferred stock and shareholders’ equity (deficit)	$20,137	$16,439

The accompanying notes are an integral part of these Consolidated Financial Statements

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2003	2002	2001
	(in thousands, except per share data)
Revenue from
Services	$25,462	$9,940	$35
Products	1,084	2,772	—

	26,546	12,712	35
Cost and expenses:
Cost of revenue from
Services	12,404	6,159	—
Products	832	2,631	—

	13,236	8,790	—
Selling, general and administrative expenses	15,561	11,171	3,853
Research and development expenses	—	2,269	6,222
Amortization of stock-based compensation (Note 2)	963	3,116	17,703
Insurance proceeds in respect of loss of inventory	(464)	—	—
Impairment of long-lived assets	—	4,079	—

Total costs and expenses	29,296	29,425	27,778

Operating loss	(2,750)	(16,713)	(27,743)
Interest income	72	127	156
Interest expense	(584)	(694)	(12)
Non-cash beneficial conversion feature expense	(1,727)	(2,824)	—

Loss before extraordinary item	(4,989)	(20,104)	(27,599)
Extraordinary item – loss on extinguishment of debt	(6,838)	(340)	—

Net loss	$(11,827)	$(20,444)	$(27,599)

Net loss available to common shareholders (Note 3)	$(5,301)	$(22,539)	$(42,095)

Basic and diluted weighted average number of common shares outstanding	1,734	1,080	801

Basic and diluted net loss per share available to common shareholders:
Profit (loss) before extraordinary item	$0.89	$(20.56)	$(52.55)
Extraordinary item	(3.95)	(0.31)	—

Net loss	$(3.06)	$(20.87)	$(52.55)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

	Common Shares		Additional Paid-in Capital	Deferred Stock Based Compensation	Notes Receivable	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Stock	Amount
	(in thousands, except for shares data)
Balance at January 31, 2000	790,359	$8	$10,796	$(1,781)	$(179)	$(9,805)	—	$(961)
Issuance of notes related to issuance of stock					(248)			(248)
Conversion of preferred stock	33,053	—	2,812					2,812
Acquisition of OTT	54,469	1	4,057					4,058
Issuance of common stock upon conversion of demand notes	3,282	—	164					164
Deemed non-cash dividend and beneficial conversion feature			14,496			(14,496)		—
Compensation related to:
options granted for services			11,943	(6,684)				5,259
warrants issued for services			10,966					10,966
Issuance of stock for services	413	—	319					319
Expired and forfeited options			(2,660)	2,660				—
Exercise of stock options	10,467	—	1,351					1,351
Exercise of warrants	4,903	—	—					—
Net loss						(27,599)	—	(27,599)

Balance at January 31, 2001	896,946	$9	$54,244	$(5,805)	$(427)	$(51,900)	—	$(3,879)
Net loss						(20,444)		(20,444)
Comprehensive income							177	177
Deemed non-cash dividend and beneficial conversion feature			2,095			(2,095)		—
Conversion of preferred stock	45,768	1	2,998					2,999
Issuance of common stock on:
Acquisition of NetCel360	138,715	1	1,011					1,012
Acquisition of domain name	750	—	4					4
Bridge loan conversion	580,998	6	2,318					2,324
Compensation related to:
Options granted for services			2,879	202				3,081
Options granted under Restricted Stock Purchase Plan			666	(35)				631
Expired and forfeited options			(4,807)	4,807				—
Exercise of warrants	4,395	—	—					—
Return of shares related to notes receivable-shareholder	(15,000)	—	(99)		427			328
Beneficial conversion feature on convertible debt			11,408					11,408
Issuance of warrants with convertible notes			1,964					1,964
Beneficial conversion feature on extinguishment of convertible debt			(2,976)					(2,976)

Balance at January 31, 2002	1,652,572	$17	$71,705	$(831)	$—	$(74,439)	$177	$(3,371)
Net loss						(11,827)		(11,827)
Comprehensive loss							(340)	(340)
Fractional shares arising on reverse stock split	(58)							—
Issuance of common stock on:
— Acquisition of NetCel360	46,774	—	463					463
— Employee Stock Purchase Plan	15,641	—	32					32
— Conversion of preferred stock	67,021	1	955					956
— Exercise of stock options	3,144	—	1					1
Options granted for services			226	737				963
Issuance of warrants and notes			50					50
Issuance of Series 4-A preferred stock and warrants under private placement			7,400					7,400
Redemption of Series 1-A preferred stock			(284)			481		197
Exchange of notes for Series 4-A preferred stock			9,623					9,623
Exchange of Series 2-A preferred stock to Series 4-A preferred stock			(2,769)			7,343		4,574
Exchange of warrants for Series 4-A preferred stock			(1,371)			1,366		(5)
Deemed non-cash dividend (Note 3)						(2,664)		(2,664)
Stock issuance costs			(607)					(607)

Balance at January 31, 2003	1,785,094	$18	$85,424	$(94)	$—	$(79,740)	$(163)	$5,445

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,827)	$(20,444)	$(27,599)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,909	2,379	150
Impairment of long-lived assets	—	4,079	—
Interest expense on convertible notes exchanged	578	—	—
Bad debt writeback	(20)	—	—
Notes receivable—write-off	—	579	—
Loss on disposal of property and equipment	105	768	—
Amortization of stock-based compensation	963	3,116	4,644
Compensation expense on warrants issued	—	—	10,966
Services paid with equity	—	—	2,093
Amortization of beneficial conversion feature on convertible debt	1,727	2,824	—
Loss on extinguishment of debt	6,838	340	—
Others	—	(26)	—
Changes in working capital components:
Accounts receivable	1,364	(2,364)	—
Inventory	(490)	—	—
Accounts payable	(572)	(306)	140
Advance from customers	(877)	3,006	—
Others	(348)	210	49

Net cash provided by (used in) operating activities	350	(5,839)	(9,557)
Cash flows from investing activities:
Purchase of property and equipment	(769)	(777)	(690)
Proceeds from sale of property and equipment	312	44	—
Advances to related parties	—	—	(91)
Letter of credit	(250)	—	—
Costs relating to purchase of acquired companies, net of cash amounts acquired	—	(106)	(407)

Net cash used in investing activities	(707)	(839)	(1,188)
Cash flows from financing activities:
Proceeds from issuance of common stock	33	—	191
Proceeds from issuance of preferred stock	7,400	—	10,790
Costs of issuance	(607)	—	—
Proceeds from borrowings and convertible notes	50	10,387	—
Repayment of convertible notes and preferred stock	(167)	(4,251)	—
Repayment of borrowings	—	(200)	—

Net cash provided by financing activities	6,709	5,936	10,981
Effect of exchange rates	47	135	—

Net increase (decrease) in cash and cash equivalents	6,399	(607)	236
Cash and cash equivalents at beginning of period	4,753	5,360	5,124

Cash and cash equivalents at end of period	$11,152	$4,753	$5,360

Supplemental cash flow information
Cash paid for interest	$6	$304	$—
Cash paid for taxes	—	6	2
Non-cash financing and investing activities
Conversion of debt to equity	—	2,324	6,002
Exchange of debt to Series 4-A Preferred stock	8,379	—	—
Common stock issued to purchase of acquired companies	463	1,012	4,058
Beneficial conversion feature of:
Series 4-A Preferred Stock	18,462	—	—
Bridge loan	—	1,913	—
Convertible notes	40	9,496	—
Issuance of warrants with the convertible notes	10	1,964	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Vsource, Inc. (“Vsource” or the “Company”) was originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. The Company is a provider of business process outsourcing services to companies operating into and across the Asia-Pacific region.

The Company offers sophisticated outsourcing solutions to its clients.

The Company’s service offerings include:

•	Warranty Solutions — a broad range of after-sales and customer support functions including telephone, web and email technical support, comprehensive warranty and product support, parts dispatch and management, multi-lingual helpdesk, field services, on-site fix and reverse logistics;

•	Human Resource Solutions — payroll processing, expense claims processing and administration, statutory reporting and filing, employee helpdesk, online reports, accounting and corporate reporting, and payment solutions;

•	Sales Solutions — demand generation through sales and marketing, development of market channels to support the sales of the Company’s clients’ products and services across the Asia-Pacific region, and execution of the sales of such products and services; and

•	Vsource Foundation Solutions™ — general business process outsourcing services comprising of turn-key customer relationship management, supply chain management, and financial administration.

The Company supports clients’ operations in most major countries across the Asia-Pacific region from shared service centers located in Kuala Lumpur, Malaysia and Osaka, Japan. The Company also provides business process outsourcing solutions to one customer’s operations in Europe.

Funding

Private Placement

On October 25, 2002, the Company completed a private placement of preferred stock and warrants for $7.5 million in cash and caused certain holders of its other preferred securities and warrants (including notes, in the principal amount of approximately $7.4 million that were scheduled to mature on June 30, 2003, exchangeable into preferred securities), to exchange their preferred securities and warrants for a new class of preferred stock. In connection with and as a precondition to the private placement, the Company was obligated to offer all of the eligible remaining holders of its preferred securities and warrants an opportunity to exchange their preferred securities and warrants for a new class of Series 4-A convertible and redeemable preferred stock. This exchange offer commenced on November 21, 2002 and concluded on January 6, 2003, with $117,106 in principal amount of exchangeable notes and preferred stock and warrants being exchanged for the new class of Series 4-A convertible and redeemable preferred stock.

Future Funding

The Company had an accumulated deficit of approximately $79.7 million as of January 31, 2003 that has been funded primarily through issuances of debt and equity securities. The Company has sustained operating losses since inception. In 2003, the Company generated net cash of $0.4 million from operating activities, used $0.7 million in investing activities and obtained $6.7 million from financing activities (mainly from the private placement, see above) that resulted in an increase in cash of $6.4 million. As a result of this recent financing and exchange of debt for preferred equity, the Company’s management believes that the Company has adequate

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

funding for it to continue in operation for at least 12 months. Therefore, the Company has prepared its financial statements on a going concern basis.

Stock Split

In connection with and as required by the private placement, and pursuant to stockholder approval which was given at the Company’s last annual meeting of stockholders on August 16, 2002, the Company’s Board of Directors approved a 20-to-1 reverse stock split of all of the Company’s issued and outstanding common stock, par value $0.01 per share. The reverse stock split became effective on November 20, 2002. The reverse stock split did not cause a reduction in the authorized number of shares of common stock available under the Company’s certificate of incorporation. The par value of the common stock after the split remained at $0.01 per share. Shareholders’ equity has been restated to give retroactive recognition to the reverse stock split for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the number of shares that were eliminated as a result of the reverse stock split. In addition, all references in the financial statements and notes to the number of shares and per share amounts, stock option data and market prices have been restated to reflect this reverse stock split.

Risks and Uncertainties

The majority of the Company’s revenues are generated by one customer, Gateway under a three-year support services agreement which expires in October 2004. Revenues from the support services agreement with Gateway accounted for approximately 81% of the Company’s total revenues for 2003. Gateway has contracted with the Company to provide support services for Gateway’s warranty obligations to its installed base of end users. Revenues from this agreement are set to decline significantly over the remaining term of the contract, as the installed base of end users who will be covered by Gateway’s warranties drops over time. This decline could have a material impact on the Company’s revenues and operating results, even if the Company is successful in reducing costs in line with the decrease in the corresponding revenues. The Company believes, however, that it can successfully reduce costs related to the services provided to Gateway in line with the decline in the corresponding revenues over the remaining term of the contract.

2.    Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on January 31. Unless otherwise indicated, all references to years relate to fiscal years rather than calendar years.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the Company’s accounts and the accounts of its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year consolidated financial statement balances have been reclassified to conform to the 2003 presentation.

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

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that the concentration of credit risk in accounts receivable is substantially mitigated by the Company’s credit evaluation process and the high level of creditworthiness of its customers. The Company performs ongoing credit evaluations of its customers and sets conditions and limits the amount of credit extended when deemed necessary. The Company generally does not require collateral from its customers. As of January 31, 2003, one customer, Gateway, accounted for 79% of accounts receivable. As of January 31, 2002, the same customer, Gateway, accounted for 84% of accounts receivable. In addition, as of January 31, 2003, the Company had a customer advance balance of $2.1 million from Gateway which is used to offset outstanding accounts receivable from Gateway at a monthly rate through October 2004.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries, where the functional currency is the local currency, are translated using exchange rates in effect at the end of the period, and revenue and costs are translated using average exchange rates for the period. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in the results of operations for those operations whose functional currency is the U.S. dollar, and as a separate component of shareholders’ equity for those operations whose functional currency is the local currency.

Cash and Cash Equivalents

Cash consists of cash on hand and amounts deposited with high quality financial institutions. Cash equivalents are highly liquid instruments including cash in money market current accounts which are interest-bearing, capital guaranteed and without any withdrawal restrictions.

Inventories

Inventories are valued at the lower of cost or market value. Cost is generally determined using LIFO (last-in, first-out) method. The carrying cost of inventories approximates current cost.

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer hardware	2-5 years
Computer software	5 years
Office equipment, furniture and fixtures	5 years
Motor vehicle	3 years

Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for 2003, 2002 and 2001 was $2.7 million, $1.9 million and $0.1 million, respectively.

The Company recorded $0.1 million for loss on disposal of property and equipment for 2003. In 2002, the Company recorded $0.8 million for loss on disposal of property and equipment when its facilities in Bothell, Washington, and Ventura and Los Angeles, California, were closed.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-lived Assets

The Company reviews long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment. For assets to be held and used, including acquired intangibles, the Company initiates a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable and annually for goodwill and other intangible assets not subject to amortization. Recoverability of an asset is measured by comparison of its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and for which management has committed a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Intangible Assets

The Company had no intangible assets during 2003. Goodwill and other intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized over their useful lives generally on a straight-line method.

Prior to the adoption by the Company of SFAS No. 142 “Goodwill and other Intangible” in 2003, intangible assets, principally goodwill, were amortized on the straight-line method over their estimated useful lives of three years. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired. The Company assessed the carrying amounts of intangible assets for impairment when circumstances indicated the carrying amounts of the assets may not be recoverable. Carrying values were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amounts of intangible assets may not be recoverable. Amortization of goodwill and intangible assets for 2002 and 2001 was $0.5 million and $0.9 million, respectively.

As part of the acquisition of Online Transactions Technologies, Inc. (“OTT”) (see Note 10), the Company recorded goodwill of $4.6 million, and was amortizing it over three years. For the year ended January 31, 2002, the Company determined in accordance with the above, that the goodwill did not continue to carry the value originally anticipated. As a result, the assets have been fully reduced to $0 and the Company recorded $4.1 million as an impairment of goodwill.

Restricted Cash

Restricted cash represents deposits with a bank to secure standby letters of credit established for the benefit of certain customers (see Note 9).

Advance from Customers

Customer prepayments are deferred (classified as a liability) and recognized over future periods based on customer-dictated terms of settlement against outstanding accounts receivable. The Company received a $3.0 million advance from Gateway under a support services agreement, which is used to offset outstanding accounts receivable from Gateway at a monthly rate from May 2002 through October 2004. As of January 31, 2003, the balance of the advance was $2.1 million.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is probable or reasonably assured.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Business Process Outsourcing Agreements

The Company accounts for revenues under its other business process outsourcing agreements with its clients under the guidance of SAB No. 101 and also EITF 00-3 and 00-21. This type of agreement generally has two main revenue sources: set-up fees during the implementation period when the Company performs set-up procedures to facilitate delivery of its services and subsequent monthly charges for use of these services.

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

Reseller Agreements

Revenues from reseller agreements are recognized when products are shipped to customers. Shipping and handling costs are included in cost of goods sold. The Company has recognized revenue as the amount invoiced to customers under the guidance of EITF 99-19 “Reporting Revenue Gross as a Principal versus net as an Agent”, because the Company is responsible for fulfillment, including taking and accepting orders, the Company sets the price of the products to the ultimate customers, and the Company bears inventory and credit risk.

Shipping and handling

Costs related to shipping and handling are included in the cost of revenue from products for all periods presented.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for 2003, 2002 and 2001 were $16,000, $0.1 million and $0.9 million, respectively.

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

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles in the United States are included in comprehensive income (loss) but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on foreign currency translation adjustments.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the company records expense for employee stock compensation plans equal to the excess of the market price of the underlying Vsource shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). The intrinsic value of the stock-based compensation issued to employees as of the date of grant is amortized on a straight-line basis to compensation expense over the vesting period. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (the “Purchase Plan”) in accordance with APB Opinion No. 25. This plan is described in Note 12.

The following table summarizes the pro forma operating results of the Company had compensation cost for stock options granted under its stock option plans and for employee stock purchases under the Purchase Plan been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	Year ended January 31,
	2003	2002	2001
	(in thousands, except for per share data)
Net loss as reported	$(11,827)	$(20,444)	$(27,599)
Add: Stock-based employee compensation expense included in reported net income	963	3,116	17,703
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(2,646)	(4,145)	(18,516)
Net loss	$(13,510)	$(21,473)	$(28,412)
Basic and diluted net loss available to common shareholders per share
As reported	$(3.06)	$(20.87)	$(52.55)
Pro forma	$(4.03)	$(21.82)	$(53.57)

The pro forma disclosures provided are not likely to be representative of the effects on reported net income for future years due to future grants and the vesting requirements of the stock options.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of stock options granted during 2003, 2002 and 2001 was $2.05, $5.00 and $284.80, respectively. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Year ended January 31,
	2003	2002	2001
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	161%	218%	161%
Risk-free rate of return	3.1%	4.6%	6%
Expected life (years)	3.5	2.5	10

Net Loss Available to Common Shareholders

The following table is a calculation of net loss available to common shareholders (in thousands):

	For the Year Ended January 31,
	2003	2002	2001
Net loss	$(11,827)	$(20,444)	$(27,599)
Add (Less): Deemed non-cash dividend to preferred shareholders
Credit arising on exchange	9,190	—	—
Deemed non-cash dividend	(2,664)	(2,095)	(14,496)

	6,526	(2,095)	(14,496)

Net loss available to common shareholders	$(5,301)	$(22,539)	$(42,095)

The credit of $9.2 million arose from the exchange of Series 2-A Preferred and Series B and Series B-1 warrants for Series 4-A convertible preferred stock in connection with the exchange. The credit represents the excess of the carrying value over the fair value of the Series 4-A convertible preferred stock issued for the exchange.

$2.7 million was recorded as deemed dividend to preferred shareholders on the Series 4-A convertible preferred stock issued in the year ended January 31, 2003.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrant to purchase common stock as computed using the treasury stock method. Because the Company had a net loss in each of 2003, 2002 and 2001, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a calculation of the number of shares of common stock outstanding for the purpose of earnings per share calculation, after giving retroactive effect to the 20-to-1 reverse stock split that was completed on November 20, 2002 (see Note 12). Loss per share disclosed in the financial statements is calculated on a post-split basis.

	2003	2002	2001
Basic and diluted weighted average number of common shares outstanding
Pre-split	34,681,200	21,598,714	16,020,510
Post-split	1,734,060	1,079,936	801,025

As of January 31, 2003, there were potential shares of common stock outstanding of 21.5 million shares. These shares were not considered in calculating diluted net loss per share, because their effect was anti-dilutive.

Segment Data

The Company reports segment data based on the management approach which designates the internal reporting that is used by the Company for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.

Recent Accounting Pronouncements

On April 30 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 30, 2002. Among other provisions, SFAS 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The impact of the provisions of SFAS 145 when it comes into effect is the loss on extinguishment of debt of $6.8 million for the year ended January 31, 2003 and $0.3 million for the year ended January 31, 2002 will not be classified under extraordinary item. The resulting impact on net loss before extraordinary item and earnings per share, adjusted for the reverse stock split on November 20, 2002 is shown in the following table:

	Year ended January 31,
	2003	2002
Loss before extraordinary item
Reported	$(4,989)	$(20,104)
Pro forma (effect of SFAS 145)	(11,827)	(20,444)
Basic and diluted net profit (loss) per share available to common shareholders
Reported	$0.89	$(20.56)
Pro forma (effect of SFAS 145)	$(3.06)	$(20.87)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. Vsource has decided not to adopt the fair value method of accounting for stock-based compensation.

Effectively prospectively for all arrangements entered into in fiscal periods beginning after June 15, 2003, Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 in the year ended January 31, 2003 and it had no significant impact on its financial position and results of operations.

4.    Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Consolidated Balance Sheet Details

	January 31,
	2003	2002
	(in thousands)
Accounts receivable:
Trade accounts receivable	$1,529	$2,993
Allowance for doubtful accounts	(7)	(107)

	$1,522	$2,886

Other current assets:
Deferred costs	$590	$282
Deposits	328	429
Other receivables	344	199

	$1,262	$910

Property and equipment:
Computer hardware	$3,763	$3,119
Computer software	3,668	3,800
Office equipment, furniture and fixtures	656	759
Leasehold improvements	655	1,218
Motor vehicle	15	15

	8,757	8,911
Accumulated depreciation	(3,783)	(1,679)

	$4,974	$7,232

Accrued expenses:
Staff accruals	$1,451	$958
Accrued interest	—	308
Accrual for subcontract costs	591	1,144
Deferred revenue	546	308
Other accruals	745	892

	$3,333	$3,610

6.    Private Placement and exchange of convertible notes

The issuance of the Company’s new class of preferred stock, namely the Series 4-A Preferred, pursuant to the private placement and the exchange (Note 1) gave rise to a beneficial conversion feature (“BCF”) as such preferred stock could be converted into common stock at an amount below its market price. The Company accounts for such BCF under the recognition and measurement principles of Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”. $7.4 million was recorded to additional paid-in capital for the preferred stocks and warrants issued from the private placement.

Additionally, the preferred securities, notes and warrants that were exchanged for Series 4-A Preferred or redeemed for cash were initially issued with BCF. As required by EITF 98-5 and EITF 00-27, the Company allocated a portion of the reacquisition price for the repurchase of the BCF. The portion of the reacquisition price to be allocated is measured as the intrinsic value of the BCF at the original issuance date for preferred securities

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and warrants and at the extinguishment date for notes. The excess of the carrying value of the notes and preferred securities and warrants over the fair value of the Series 4-A Preferred issued in the exchange, is considered as extraordinary loss and deemed dividend respectively.

The following table summarizes the impact of the private placement and the exchange on the Company’s results for the period ended January 31, 2003 and financial position as of January 31, 2003 (in thousands):

	Additional paid-in capital Beneficial conversion feature		Warrants	Credit arising on exchange	Loss on extinguishment
	Addition	Reacquisition		(Note 3)
Private Placement
—Series 4-A Preferred	3,904
—Warrants			3,496
Exchange for Series 4-A Preferred
—Series 2-A Preferred	1,653	(4,422)		7,343
—Series A Notes	7,811	(1,822)			(4,359)
—Series B-1 Notes	4,762	(1,128)			(2,458)
—Series B and B-1 warrants	333	(46)	(1,658)	1,366
Redemption for cash
—Series 1-A Preferred		(284)		481
—Series B-1 Notes					(21)

	$18,463	$(7,702)	$1,838	$9,190	$(6,838)

These transactions are described more fully in Notes 7, 8, 10 and 11.

7.    Convertible Notes Payable

Bridge Loan Financing

The Company assumed $3.7 million in principal amount of a bridge loan facility when it acquired NetCel360 in 2002. Phillip Kelly and Dennis Smith, the founders of NetCel360, together held approximately $2.66 million of the bridge loan, of which $1.26 million was subsequently converted into Series A Notes (as described below). In connection with the acquisition of NetCel360, the lenders agreed to amend the terms of the bridge loan facility to permit the Company, at its discretion, to discharge all principal and accrued interest due under the bridge loan by delivering shares of common stock at a conversion price of $4.00 per share. On December 18, 2001, the Company issued 580,998 shares of common stock to these lenders to discharge its obligations under the bridge loan.

A deemed discount existed at the date of issue of the bridge loan, due to the resultant beneficial conversion options. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $1.9 million for the fair value assigned to the convertible feature was amortized over the period from May 24, 2001 to December 18, 2001.

Series A Notes

On June 25, 2001, the Company issued convertible promissory notes, referred to herein as the Series A Notes, in the principal amount of $4.56 million to purchasers under a convertible note purchase agreement. In connection with the private placement completed on October 25, 2002, all of these outstanding securities were

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchanged for Series 4-A Preferred Stock. The Series A Notes pay interest at a rate of 10% per year (compounded quarterly) and had a maturity date of June 30, 2003. The Series A Notes were convertible into shares of the Company’s Series 3-A convertible preferred stock, referred to herein as the Series 3-A Preferred, at a conversion price of $60 per share. The Series 3-A Preferred became convertible into shares of the Company’s common stock on January 16, 2002. The number of shares of common stock to be issued upon conversion of each share of Series 3-A Preferred is determined by dividing the sum of $60 plus all accrued and unpaid dividends on each share of Series 3-A Preferred to be converted, by $2.00, the conversion price. The conversion price is subject to adjustment as a result of stock splits, reverse stock splits, recapitalizations or similar transactions.

A deemed discount existed at the date of issue of the Series A Notes, due to the resultant beneficial conversion options. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $4.5 million for the fair value assigned to the beneficial conversion option of the Series A Notes was originally being amortized over the period from June 25, 2001 to June 30, 2003. Upon extinguishment of the Series A Notes in 2003, the Company reversed $1.8 million of non-cash beneficial conversion feature from additional paid in capital.

Series B Notes and Warrants

On July 12, 2001, the Company issued exchangeable promissory notes, referred to herein as the Series B Notes, in the principal amount of $4.25 million and warrants, referred to herein as the Series B Warrants, to purchase approximately 1.1 million shares of the Company’s common stock, to purchasers under an Exchangeable Note Purchase Agreement. The Series B Notes were repaid in full on December 28, 2001 through a combination of cash repayment and exchange for Series B-1 Notes described below. In connection with the private placement and exchange completed on October 25, 2002 and the exchange offer completed on January 6, 2003, all of the outstanding Series B Warrants, except for Series B Warrants to purchase 210,842 shares of common stock, were exchanged for shares of Series 4-A Preferred.

A deemed discount existed at the date of issue of Series B Notes, due to both the fair value of attached warrants and the resultant beneficial conversion options. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $1.3 million for the fair value assigned to the warrants and the deemed discount due to the beneficial conversion option of $2.7 million are being amortized over the period from July 12, 2001 to June 30, 2003.

The fair value of the warrants was determined using the Black-Scholes pricing model using the following assumptions: a 5-year expected life, volatility factor of 160%, risk free rate of 6.15%, and no expected dividend yield.

Series B-1 Notes and Warrants

On January 31, 2002 and February 18, 2002, pursuant to the Exchangeable Note and Warrant Purchase Agreement, the Company issued exchangeable promissory notes, referred to herein as the Series B-1 Notes, in the aggregate principal amount of $3.0 million and warrants, referred to herein as the Series B-1 Warrants, to purchase approximately 747,299 shares of the Company’s common stock to purchasers of the Series B-1 Notes. Series B-1 Notes in principal amount of $2.9 million used in exchange of Series B Notes with the balance received in cash. In connection with the private placement completed on October 25, 2002, Series B-1 Notes in principal amount of $2.8 million were exchanged for Series A Notes which in turn were converted into Series 3-A Preferred, which along with Series B-1 Warrants to purchase 704,601 shares of common stock, were exchanged for Series 4-A Preferred. Furthermore, in connection with the exchange offer concluded on January 6, 2003, the Series B-1 Notes with principal and accrued and unpaid interest in the amount of $101,783 were

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchanged, along with Series B-1 Warrants to purchase 22,565 shares of common stock, for Series 4-A Preferred. One holder of a Series B-1 Note with a principal amount of $53,684 elected not to participate in the exchange offer and was repaid in full in cash on January 30, 2003. The Series B-1 Notes earned interest at a rate of 10% per year (compounded quarterly), had a maturity date of June 30, 2003 and were exchangeable for Series A Notes described above. The Series A Notes are convertible into shares of Series 3-A Preferred, which are convertible into shares of common stock. Series B-1 Warrants to purchase 20,131 shares of common stock remain outstanding as of January 31, 2003.

A deemed discount existed at the date of issue of Series B-1 Notes, due to both the fair value of attached warrants and the resultant beneficial conversion options. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $0.6 million for the fair value assigned to the warrants and the deemed discount due to the beneficial conversion option of $2.3 million was amortized over the period from January 31, 2002 to June 30, 2003. The fair value of the warrants was determined using the Black-Scholes pricing model using the following assumptions: a 1.4 year expected life, volatility factor of 80%, risk free rate of 5%, and no expected dividend yield.

Discount on Convertible Notes and Bridge Loan and Beneficial Conversion Features

In conjunction with the assumption of the bridge loan, the sales of Series A Notes, the Series B Notes and the Series B-1 Notes and the issuance of warrants (described in note 8 – Warrants), the Company recorded a discount totaling $13.4 million for the issue of warrants and the beneficial conversion features of the bridge loan, convertible notes and exchangeable notes which were recorded as additional paid in capital during 2002 and an additional $50,000 during 2003 as follows (in thousands):

	Beneficial conversion features	Warrants	Total
Bridge loan	$1,913	$—	$1,913
Series A Notes	4,483	—	4,483
Series B Notes	2,723	—	2,723
Series B Warrants	—	1,325	1,325
Series B-1 Notes	2,330	—	2,330
Series B-1 Warrants	—	649	649

	$11,449	$1,974	$13,423

Upon extinguishment of the Series B Notes in December 2001, the Company reversed $2.98 million of non-cash beneficial conversion feature from additional paid in capital. The extinguishment resulted in an extraordinary loss of $0.3 million in 2002.

Upon extinguishment of the Series A notes and Series B-1 exchangeable notes resulting from the exchange of such notes for Series 4-A Preferred in connection with the exchange, the Company reversed $2.9 million of non-cash beneficial conversion feature from additional paid in capital. The extinguishment resulted in an extraordinary loss of $6.8 million in 2003.

Upon exchange of the Series B and Series B-1 warrants for Series 4-A Preferred in connection with the exchange, the Company reversed $0.1 million of non-cash beneficial conversion feature from additional paid in capital and recorded a credit arising on the exchange of $1.4 million (see Note 3).

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related Party interests in bridge loan and convertible notes

Executive officers and affiliates of the Company held the following principal amounts of convertible notes (in thousands):

	January 31,
	2003	2002
Series A Notes (1)(2)	$—	$4,558
Series B-1 Notes (2)	—	2,818

	$—	$7,376

(1)	This amount includes principal amounts held by Mercantile Capital Partners I, L.P., of which Mr. I. Steven Edelson, a Director on the Company’s Board of Directors, is a member of the general partner, and Asia Internet Investment Group I, L.P., of which Mr. Edelson is a manager of the general partner. Also includes amounts held by Mr. Kelly, the Company’s Chief Executive Officer, Mr. Smith, the Company’s Chief Financial Officer, and Mr. Cantillon, the Company’s Chief Operating Officer.
(2)	This amount includes principal amounts held by BAPEF Investments XII, Limited, of which Mr. Jean Salata, a Director on the Company’s Board of Directors, is the managing partner of the investment adviser of the investment fund which wholly owns BAPEF Investments XII, Limited. Also includes amounts held by Mr. Kelly, the Company’s Chief Executive Officer, and Mr. Cantillon, the Company’s Chief Operating Officer.

8.    Warrants

In December 2000, the Company terminated a strategic relationship with U.S. West, Inc. (now known as Qwest Communications) of Denver, Colorado, to which the two firms had agreed to make the Company’s Virtual Source Network procurement application available to Qwest’s business customers. In exchange for services to be rendered and a nominal amount of cash, the Company had granted to Qwest 30,000 warrants with a three-year term, at an exercise price of $100. The terms of the distribution and marketing agreement were renewable each year; however, it was subject to cancellation by either party giving notice of its intent to terminate the agreement. The warrants were granted in the third quarter of the fiscal year 2001 when the Company’s stock was valued at $350 per share, resulting in a charge to the Company of $8.4 million. The Company recognized the full balance as a marketing expense in the year ended January 31, 2001 due to the cancellation of this arrangement.

As a condition of entering into the exchangeable note purchase agreements for the Series B Notes and the Series B-1 Notes described in Note 7, the Company agreed to issue warrants to purchase 1.8 million shares of the Company’s common stock. The Series B Warrants issued in connection with the Series B Notes have an exercise price of $2.00 per share and expire on July 12, 2006. The Series B-1 Warrants issued in connection with the Series B-1 Notes have an exercise price of $2.00 per share and expire on either January 30, 2007 or February 17, 2007. The Company also issued warrants to Jefferies & Company, Inc. to purchase 10,000 shares of common stock, which warrants have an exercise price of $2.00 and are exercisable until July 5, 2006, as consideration for providing financial advisory services to the Company in connection with the acquisition of NetCel360. In connection with the private placement and exchange completed on October 25, 2002, Series B Warrants and Series B-1 Warrants to purchase 1.5 million shares of the Company’s common stock were exchanged for Series 4-A Preferred. On January 6, 2003, Series B Warrants and Series B-1 Warrants to purchase a total of 41,783 shares of the Company’s common stock were exchanged for Series 4-A Preferred. Series B Warrants and Series B-1 warrants to purchase a total of 230,973 shares of the Company’s common stock remain outstanding as of January 31, 2003.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the private placement completed on October 25, 2002, the Company issued warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.01. The warrants are only exercisable between April 1, 2005 and March 30, 2006 but only if neither of the following has occurred (i) a Liquidity Date (as such term is defined in the warrants) has occurred before January 31, 2005, or (ii) the Company has achieved specific consolidated EBITDA thresholds. The holders of these warrants will not be entitled to any voting rights or any other rights as a stockholder until they are duly exercised for shares of common stock.

The Company has also issued warrants in connection with the Company’s Series 1-A and 2-A Preferred and various warrants in connection with payment of services.

The following table summarizes information about warrant transactions for 2003, 2002 and 2001:

	Number of Shares of Common Stock			Weighted-Average Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2003	2002	2001	2003	2002	2001
Warrants outstanding at beginning of the period	1,885,760	86,671	6,000	$7.13	$127.40	$40.00
Granted	1,262,500	1,815,174	86,671	0.03	2.00	127.40
Exercised	—	(6,000)	(6,000)	—	40.00	40.00
Cancelled	—	(10,085)	—	—	120.07	—
Converted	(1,579,202)	—	—	2.00	—	—

Warrants outstanding at end of the period	1,569,059	1,885,760	86,671	6.59	7.13	127.40

Warrants exercisable at end of the period	319,059	1,885,760	86,671	$32.35	$7.13	$127.40

9.    Commitments and Contingencies

Operating Leases

We lease our operating facilities under non-cancelable operating leases that expire at various dates through 2006. Certain of these leases contain renewal options. Rent expense was $1.0 million in 2003, $1.1 million in 2002 and $0.2 million in 2001. As of January 31, 2003, future minimum lease commitments were as follows (in thousands):

For the Years Ending January 31,
2004	$469
2005	400
2006	47

$916

Commitments

At January 31, 2003, the Company had standby letters of credit with a maximum potential future payment to $0.4 million. These standby letters of credit are secured by way of a deposit, of an equivalent value, to the bank.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation

In October 2001, two lawsuits were filed against Vsource by holders of Series 2-A Preferred before the United States District Court for the Northern District of Illinois entitled Crestview Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, the Company’s motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that the Company failed to register the underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, plus attorney’s fees and costs. The Company is responding to discovery motions at this stage of the proceedings and it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty; however, the Company denies any and all liability and intends to vigorously defend against these charges.

10.    Acquisitions

Acquisition of OTT

On December 14, 2000, the Company entered into an Agreement and Plan of Merger with OTT Acquisition Corp., a California corporation, OTT, Colin P. Kruger and Michael Shirman (the “Merger Agreement”). On January 22, 2001, the transaction closed in accordance with the Merger Agreement. The merger was accounted for as a purchase and as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

The aggregate purchase price payable at closing was 54,469 shares of the Company’s common stock. The number of shares was calculated based upon a specific formula in the Merger Agreement. The purchase price was subject to adjustment based on reductions or increases in the net book value of the assets of OTT from September 30, 2000 through closing. In accordance with Accounting Principles Board Opinion 16, the total recorded value of the shares issued was based on the average market price of the Company’s stock for a stated period both before and after the Company’s announcement of the acquisition. The Company recorded $4.6 million as goodwill as a result of the acquisition of OTT. During the year ended January 31, 2002, the Company determined based on the estimates of expected undiscounted cash flows, the assets and the goodwill relating to the OTT merger did not continue to carry the value originally anticipated. As a result, the assets were fully reduced to $0 and the Company recorded $4.1 million as an impairment of goodwill for the year ended January 31, 2002.

Acquisition of Assets of NetCel360

On June 22, 2001, pursuant to the Acquisition Agreement dated May 24, 2001 between the Company and NetCel360, as amended by the Amendment to Acquisition Agreement, dated June 22, 2001 (the “Acquisition Agreement”), the Company purchased substantially all of the assets of NetCel360, including 100% of most of its subsidiaries (collectively, the “NetCel360 Corporations”), in exchange for 185,489 shares of common stock of the Company. This purchase price was determined after negotiations between the Company and NetCel360. Based on the average closing price from May 23, 2001 to May 29, 2001, the shares had an average fair market value of $1.3 million. The NetCel360 Corporations were providers for outsourcing services and distribution services to Fortune 500 and Global 500 companies in the Asia-Pacific region.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Excluding NetCel360 Corporation’s cash balance of $0.5 million, the net assets acquired had a fair market value of $1.7 million, which had been reduced by a negative goodwill of $0.7 million offset against property and equipment, and was allocated as follows (in thousands):

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

11.    Preferred Stock

Non-Redeemable Preferred Stock

Effective February 24, 2000, the Company authorized 5,000,000 shares of preferred stock. The preferred stock is divided into series. The Series 1-A Preferred, consists of 2,802,000 shares, the Series 2-A Preferred, consists of 1,672,328 shares, the Series 3-A Preferred consists of 500,000 shares and the Series 4-A Preferred consists of 25,000 shares.

The Company allocated the net proceeds of $6.9 million from the issuance of the Series 1-A Preferred to an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance.

In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the Original Issue Price by the then applicable Conversion Price, in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Preferred, subject to the surrendering of the certificates of the Series 1-A Preferred, shall be automatically converted into shares of common stock at the then effective Conversion Price, immediately upon closing of a public offering of the Company’s common stock with an aggregate gross proceeds of at least $10.0 million and a per share price of at least five dollars, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred.

The holder of each share of Series 1-A Preferred shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Preferred. Holders of the Series 1-A Preferred are entitled to noncumulative dividends, if declared by the Board of directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred, these shares are subject to stated Series 1-A

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Conversion Price adjustments. There were 1,275,955 shares of Series 1-A Preferred issued and outstanding at January 31, 2003 with an aggregate liquidation value of $3.2 million. As a result of issuances during the year ended January 31, 2003 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 1-A Preferred and the 20-for-1 reverse stock split that occurred on November 20, 2002, the conversion price of the Series 1-A Preferred was adjusted to $6.60 per share as of November 20, 2002.

Upon redemption of 115,959 Series 1-A Preferred for cash during the year ended January 31, 2002, the Company reversed $0.3 million of non-cash beneficial conversion feature from additional paid in capital and recorded a credit arising on the exchange of $0.5 million (see Note 3 – Net loss available to common shareholders).

Series 2-A Preferred

During the period August 28, 2000 to September 18, 2000, the Company sold 1,672,328 shares of Series 2-A Preferred with a conversion feature of $6.41 per shares and received $10.7 million, less offering costs. Each purchaser also received a warrant to purchase common stock at an exercise price of $6.41 per share, with a five-year term. An aggregate of 7,278 such warrants were issued. In connection with the sales of the Series 2-A Preferred, the Company issued warrants to purchase an aggregate of 7,244 shares of common stock at exercise prices ranging from $128.20 to $133.80 as additional finder’s fees, commissions and other services in connection with the offering.

The Company allocated $7.6 million of the net proceeds from the issuance of the Series 2-A Preferred to additional paid-in capital as required by an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance.

In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the then applicable conversion price (the Series 2-A Conversion Price), in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Preferred, subject to the surrendering of the certificates of the Series 2-A Preferred, shall be automatically converted into shares of common stock at the then effective Series 2-A Conversion Price, immediately upon closing of a public offering of the Company’s common stock with an aggregate gross proceeds of at least $20.0 million and a per share price of at least thirteen dollars, or at the election of the holders of a majority of the outstanding shares of Series 2-A Preferred.

Under certain circumstances, such as stock splits or issuances of common stock at a price less than the original issue price of the Series 2-A Preferred, these shares are subject to stated Series 2-A Conversion Price adjustments. There were 367,336 shares of Series 2-A Preferred issued and outstanding at January 31, 2003 with an aggregate liquidation value of $2.4 million. As a result of issuances during the year ended January 31, 2003 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 2-A Preferred and the 20-for-1 reverse stock split that occurred on November 20, 2002, the conversion price of the Series 2-A Preferred was adjusted to $14.20 per share as of November 20, 2002.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchange of Series 1-A and Series 2-A Preferred

During the year ended January 31, 2003, 311,827 shares of Series 1-A Preferred and 46,802 shares of Series 2-A Preferred were converted into 67,021 shares of common stock, 115,959 shares of Series 1-A Preferred were exchanged for cash and 760,531 shares of Series 2-A Preferred were exchanged for 1,583 shares of Series 4-A Preferred. During the year ended January 31, 2002, 733,613 shares of Series 1-A Preferred and 181,747 shares of Series 2-A Preferred were converted into 915,360 shares of common stock. During the year ended January 31, 2001, 364,646 shares of Series 1-A Preferred and 296,411 shares of Series 2-A Preferred were converted into shares of common stock.

Upon exchange of the Series 2-A Preferred for Series 4-A Preferred in connection with the exchange, the Company reversed $4.4 million of non-cash beneficial conversion feature from additional paid in capital and recorded a credit arising on the exchange of $7.3 million (see Note 6 – Private Placement and exchange of convertible notes).

Series 4-A Preferred

On October 25, 2002, in a private placement the Company issued and sold 3,750 shares of Series 4-A Preferred, and warrants to acquire 1,250,000 shares of common stock, in exchange for an aggregate purchase price of $7.5 million. In connection with and as a condition to the private placement, certain holders of the Company’s preferred securities (including notes, in the principal amount of approximately $7.4 million that were scheduled to mature on June 30, 2003, exchangeable into preferred securities) and warrants exchanged all of their preferred securities and warrants for a total of 16,973 shares of our Series 4-A Preferred. The Company was required under the purchase agreement to offer a similar exchange to all remaining holders of its preferred securities (including notes exchangeable into preferred securities) and warrants. The exchange offer commenced on November 21, 2002 and concluded on January 6, 2003, with $117,106 in principal amount of exchangeable notes and preferred stock and warrants being exchanged for an aggregate of 469 new shares of Series 4-A Preferred. As a result of the initial sale of Series 4-A Preferred and the aforementioned exchange, there are 17,442 shares of Series 4-A Preferred and warrants to purchase 1,250,000 shares of the Company’s common stock issued and outstanding as of January 31, 2003.

The holder of each share of Series 4-A Preferred shall have the right to one vote for each share of common stock to which such Series 4-A Preferred could then be converted, and with respect to such vote, the holder has full voting rights and powers equal to the voting rights and powers of the holders of common stock.

If a Liquidity Date (as defined below) has not occurred prior to March 31, 2006, then each holder of the Series 4-A Preferred shall have the right, at any time after March 31, 2006 and on or before September 30, 2006, to require the Company to purchase all but not less than all of the Series 4-A Preferred Stock held by such holder at a price per share (payable in cash or by promissory note) equal to the original issue price (as adjusted for stock splits, stock dividends, combinations and the like), plus an amount equal to 50% of that per share price. The Company recognizes periodic accretions as a deemed dividend, using the effective interest method, such that the carrying amount of the Series 4-A Preferred will equal the mandatory redemption amount at the latest mandatory redemption date.

The term “Liquidity Date” means, in summary, the earliest to occur of:

•	the date on which the common stock issuable upon conversion of the Series 4-A Preferred Stock held by two of the major investors (the “Major Investors”) can be distributed or resold without restriction to members of the general public pursuant to an effective registration statement, following, or in conjunction with, the completion of a Qualifying Offering (as defined below),

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	the date on which the Major Investors are able to publicly sell all of its issued or issuable common stock pursuant to an effective registration statement covering such shares or in any three month period pursuant to Rule 144 under the Securities Act of 1933, provided that a Qualifying Offering has occurred,

•	the date of the closing of a sale of more than 50% of the common stock on a fully diluted basis for a purchase price per share at least equal to the price that would yield an internal rate of return of 30% to the Major Investors. A sale meeting these requirements is called a Qualifying Sale (a “Qualifying Sale”), and

•	the date of the closing of a sale of all or substantially all of our assets for consideration that results in distributions per share to the Major Investors of proceeds from such sale equivalent to the consideration that would be received in a Qualifying Sale.

The term “Qualifying Offering” means, in summary, a firm commitment public offering of the common stock to members of the general public. The public offering price of the Qualifying Offering cannot be less than the price that would yield an internal rate of return of 30% to the Major Investors, and the aggregate net proceeds (after deductions of underwriters’ commissions and offering expenses) to the Company must exceed US$20,000,000.

A deemed discount existed at the date of issue of the Series 4-A Preferred, due to both the fair value of the attached warrants and the resultant beneficial conversion features. In accordance with EITF 98-5 and EITF 00-27, the deemed discount of $3.5 million for the fair value assigned to the warrants and the deemed discount due to the beneficial conversion features of $18.2 million are being amortized over the period from October 25, 2002 to March 31, 2006. The fair value of the warrants was determined using the Black-Scholes pricing model using the following assumptions: a 3.4-year expected life, volatility factor of 211%, risk-free rate of 5% and no expected dividend yield. In the event of the Company’s liquidation or dissolution, either voluntary or involuntary, the holders of Series 4-A Preferred shall be entitled to receive, after distribution of all amounts due to the holders of Series 1-A Preferred, Series 2-A Preferred and Series 3-A Preferred but prior and in preference to any distribution of any of the Company’s assets or surplus funds to the holders of its common stock, a preference amount. The preference amount per share of Series 4-A Preferred is equal to the sum of (a) the original issue price, which initially is $2,000 (as adjusted for stock splits, stock dividends, combinations and the like), plus (b) an amount equal to all declared but unpaid dividends on such share, if any, but only to the extent of the Company’s retained earnings. A liquidation, dissolution or winding up of the Company is deemed to include the acquisition of the Company or a sale of all or substantially all of its assets, unless, in each case, the shareholders immediately prior to such acquisition or sale will, immediately after such acquisition or sale, hold a majority of the voting power of the surviving or acquiring entity.

The Series 4-A Preferred is convertible at the option of the holder into such number of shares of our common stock as determined by multiplying the number of shares of Series 4-A Preferred by $2,000 and then dividing such amount by the conversion price, which is initially $2.00 per share.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related Party interests in preferred stock

Executive officers and affiliates of the Company held the following number of preferred stock:

	January 31,
	2003	2002
Series 1-A Preferred (1)	94,999	94,999
Series 4-A Preferred (2) (3) (4) (5)	16,973	—

	111,972	94,999

(1)	This amount includes shares held by Asia Internet Investment Group I, L.P., of which Mr. I. Steven Edelson, a Director on the Company’s Board of Directors, is manager of the general partner.
(2)	This amount includes shares held by Mercantile Capital Partners I, L.P., of which Mr. I. Steven Edelson, a Director on the Company’s Board of Directors, is a member of the general partner.
(3)	This amount includes shares held by BAPEF Investments XII, Limited, of which Mr. Jean Salata, a Director on the Company’s Board of Directors, is the managing partner of the investment adviser of the investment fund which wholly owns BAPEF.
(4)	This amount includes shares held by Capital International Asia CDPQ Inc. and Quilvest Asian Equity Ltd., of which Mr. Bruno Seghin, a Director on the Company’s Board of Directors, is the Managing Director of CDP Asia Partners, Inc. and previously was the Managing Partner of Quilvest Asia Limited, an affiliate of CDP Asia.
(5)	This amount includes shares held by our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer

12.    Stock Options

Stock Options Plans

In November 2001, the Company’s 2001 Stock Option/Stock Issuance Plan (the “2001 Plan”) was adopted by the stockholders of the Company. The 2001 Plan allows for the issuance of incentive stock options, non-statutory stock options and shares of common stock for either the immediate purchase of shares or as a bonus for services rendered, up to a maximum number of shares of the Company’s common stock equal to 20% of the total shares of common stock outstanding at the time the calculation is made, including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable (but in the case of incentive stock option, no more than 1,000,000 shares of common stock). Options are generally granted for a term of ten years and generally vest over periods ranging from one to three years. The Company has granted various non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant.

In July 2000, the Company approved a stock option plan (“2000 Plan”). The 2000 Plan authorizes the grant of Incentive Stock Options and Non-statutory Stock Options covering an aggregate of 39,750 shares of the Company’s common stock (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the board. The Plan is not subject to any provisions of the Employee Retirement Income Security act of 1974. The Company does not intend to issue any further options under the 2000 Plan.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes activities under the stock option plans:

	Number of Options			Weighted-Average Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2003	2002	2001	2003	2002	2001
Options outstanding at beginning of the period	1,375,393	92,266	82,163	$4.02	$51.40	$17.00
Granted
– at above fair market value	—	—	16,960	—	—	182.60
– at fair market value	2,409,875	397,201	—	2.34	5.27	—
– at below fair market value	125,915	985,025	35,714	2.00	1.78	52.60
Exercised	(3,143)	—	(10,467)	0.20	—	18.40
Forfeited	(85,115)	(99,099)	(32,104)	21.25	31.88	44.80

Options outstanding at end of the period	3,822,925	1,375,393	92,266	2.50	4.02	51.40

Options vested/exercisable at end of the period	1,313,726	700,555	53,270	$2.49	$4.90	$24.80

The following summarizes information for stock options outstanding as of January 31, 2003:

Exercise price	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life
$0.20	115,819	$0.20	8.8
$2.00 – 2.20	3,059,274	$2.02	9.6
$3.40 – 4.80	390,337	$4.07	9.3
$5.80 – 11.80	255,101	$6.39	8.5
$37.40 – 75.00	2,394	$56.90	6.1

	3,822,925

Stock-based compensation charges were recorded as follows:

	For the Year Ended January 31,
	2003	2002	2001
Selling, general and administrative expenses	$963	$2,287	$12,271
Research and development expenses	—	829	5,432

	$963	$3,116	$17,703

Employee Stock Purchase Plan

In November 2001, the shareholders of the Company approved the Purchase Plan, which provides (after adjustment to reflect the Company’s November 20, 2002 reverse stock split) for the issuance of a maximum of 350,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the commencement date and specified purchase date of each six-month offering period. The first six-month period under the Purchase Plan ended on December 31, 2002, and a total of 15,641

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock was purchased by plan participants during this period at a purchase price of $2.074 (85% of closing price at end of plan period of $2.44). The Company does not recognize non-cash stock-based compensation expense related to employee purchase rights under this plan in accordance with APB Opinion No. 25. There are over 330,000 shares of common stock available for future purchases under the Purchase Plan.

The Company received minimal tax benefits on the exercise of non-qualified stock options during 2003.

13.    401(k) Plan

The Company sponsors a 401(k) (“401(k) Plan”) employee savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended. Participants may elect to defer 1% to 14% of their eligible compensation. For the year ended December 31, 2002, the maximum contribution by each participant was subject to the federal law limitation of $11,000. A participant’s maximum deferral percentage and/or dollar amount may also be limited by other applicable IRS limitations. Matching contributions are made by the Company in an amount equal to 100% of the participant’s contribution up to a maximum of 3% of such participant’s annual eligible compensation, subject to certain regulatory and plan limitations. Contributions are subjected to tax only upon withdrawal from the 401(k) Plan and subject to penalties under certain circumstances. Participant contributions are 100% vested immediately and are not subject to forfeiture. The employer matching contributions are vested at 100% after 2 years of employee service. Matching contributions were not material for 2003.

14.    Income Taxes

The components of loss before income taxes are as follows (in thousands):

	January 31,
	2003	2002
Loss subject to U.S. income taxes only	$(11,432)	$(9,975)
Loss subject to foreign income taxes	(395)	(10,469)

Net loss	$(11,827)	$(20,444)

The deferred tax assets and liabilities were comprised of the following (in thousands):

	January 31,
	2003	2002
Deferred tax assets:
—net operating loss carryforward	$13,894	$16,624
—employee compensation	—	527
—others	—	159

Gross deferred tax assets	13,894	17,310

Deferred tax liabilities	—	—

Gross deferred tax liabilities	—	—

Net deferred tax assets	13,894	17,310
Valuation allowance	(13,894)	(17,310)

	$—	$—

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has reduced its net deferred tax assets by a valuation allowance. The net deferred tax assets at January 31, 2003, principally apply to state, local, and foreign tax loss carryforwards that, in the opinion of management, are more likely than not to expire before the Company can use them.

As of January 31, 2003, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $35.9 million, $24.9 million and $2.1 million respectively, available to offset future regular alternative minimum and foreign taxation income, if any.

Approximately $33.5 million and $23.5 million, respectively of the Company’s U.S. federal and state loss carryforwards were losses incurred on or before June 22, 2001. Change of ownership of more than 50% occurred on June 22, 2001, thus according to the United States tax laws, utilization of losses occurred before June 22, 2001 is subject to an annual limitation of $323,700 up to 20 years, totaling $6.5 million. The United States Federal and State loss carryovers will expire between 2011 and 2021. Foreign operating loss carryforwards are available indefinitely.

The Company and all its subsidiaries in all geographical regions are governed by the respective local income tax laws with statutory rates ranging from 0% to 35%.

The Company’s subsidiary in Malaysia is granted tax holiday on December 20, 2000 by the Malaysian Tax Authorities for a period of five years with an extension of another five years if certain conditions are met.

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

For 2003, segment results reflect changes made in the organization and reporting of the Company’s business segments. The Company revised its business segments to conform with the way in which it offers services to its clients. The Company generally offers its services as comprehensive solutions and manages its sales and operations to deliver these solutions. In November 2001, the Company commenced offering its warranty solution to its biggest customer, Gateway. The majority of its revenues are now derived from this solution. The Company’s new business segments are organized into four solutions: warranty solutions, including comprehensive warranty and after-sales service and support; human resource solutions, including payroll and expense claims processing; sales solutions; and Vsource Foundation Solutions, which are general business process outsourcing solutions, including CRM, SCM and financial administration, delivered on a stand-alone basis rather than as components in an integrated solution. Accordingly, financial data for prior periods has been restated to conform to the current presentation.

The Company evaluates its segments based on revenues generated by each of its solutions and gross margin. Gross margin is calculated after cost of revenue charges directly attributable to the segment. Costs excluded from the segments primarily consist of selling, general and administrative expenses and other special charges including loss on impairment of long-lived assets, insurance proceeds from loss of inventory, interest charges and amortization of beneficial conversion feature expense. Geographically, the majority of the Company’s material property and equipment reside in Malaysia. Management does not review the assets of the Company by geographical region.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth summary information by segment for the years ended January 31, 2003 and 2002 (in thousands):

	2003		2002
	Segment Revenue	Segment Gross Margin	Segment Revenue	Segment Gross Margin
Warranty solutions	21,451	12,188	$8,486	4,898
Human resource solutions	755	(216)	118	(81)
Vsource Foundation Solutions	1,655	574	1,323	(1,049)
Sales solutions	2,685	764	2,785	154

Total	26,546	13,310	12,712	3,922

A reconciliation of consolidated segment gross margin to consolidated loss for the years ended January 31, 2003 and 2002 is as follows (in thousands):

	2003	2002
Consolidated segment gross margin	13,310	$3,922
Consolidated selling, general and administrative expenses	(16,524)	(16,556)
Impairment of long-lived assets	—	(4,079)
Insurance proceeds from loss of inventory	464	—
Net interest expense	(512)	(567)
Non cash beneficial conversion feature expense	(1,727)	(2,824)

Loss before extraordinary item	(4,989)	(20,104)

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

Geographic revenue is as follows (in thousands):

Revenues	2003	2002	2001
Asia-Pacific/Japan	$26,496	$12,710	$—
Europe	50	—	—
United States	—	2	35

	$26,546	$12,712	$35

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2003 annual meeting, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors—Compensation of Directors”, “Executive Officer Compensation”, “Report of the Board of Directors on Executive Compensation”, and “Comparison of Cumulative Total Stockholder Return” in our Proxy Statement for our 2003 annual meeting, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management “ in our Proxy Statement for our 2003 annual meeting, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information under the captions “Executive Officer Compensation—Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for our 2003 annual meeting, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of a date within 90 days of the filing of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that they are unaware of any reason to believe that the Company’s disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are not effective.

(b)	Changes in Internal Controls: There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

Consolidated Financial Statements

Reports of Independent Accountants

Consolidated Balance Sheets as of January 31, 2003 and 2002

Consolidated Statements of Operations for each of the three years in the period ended January 31, 2003

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended January 31, 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2003

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

3.1(*)	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on November 14, 2000 (the “November 14, 2000 Form 8-K”)
3.2(*)	Bylaws (incorporated herein by reference to Exhibit 3.2 to the November 14, 2000 Form 8-K)
3.3(*)	Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on January 23, 2002)
4.1(*)	Certificate of Designation of Series 2-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the November 14, 2000 Form 8-K)
4.2(*)	Certificate of Merger (incorporated herein by reference to Exhibit 4.2 to the November 14, 2000 Form 8-K)
4.3(*)	Form of Common Stock Purchase Warrant (incorporated herein by reference to Registrant’s Form 8-K filed September 26, 2000 (the “September 26, 2000 Form 8-K”))
4.4(*)	Form of Registration Rights Agreement (incorporated herein by reference to the September 26, 2000 Form 8-K)
4.5(*)	Certificate of Designations of Series 3-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the July 2, 2001 Form 8-K)
4.6(*)

Amended and Restated Bridge Loan Agreement, dated May 24, 2001, among NetCel360.com Ltd., NetCel360 Holdings Limited, NetCel360 Sdn Bhd., and the Lenders named therein (incorporated herein by reference to Exhibit 4.2 of the July 2, 2001 Form 8-K)

4.7(*)

First Amendment to Amended and Restated Bridge Loan Agreement, dated June 22, 2001, among NetCel360.com Ltd., NetCel360 Holdings Limited, NetCel360 Sdn Bhd., and the Lenders named therein (incorporated herein by reference to Exhibit 4.3 of the July 2, 2001 Form 8-K)

Exhibit No.	Description
4.8(*)

Convertible Note Purchase Agreement, dated June 25, 2001, among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd., and the Purchasers named therein (incorporated herein by reference to Exhibit 4.4 of the July 2, 2001 Form 8-K)

4.9(*)

Exchangeable Note and Warrant Purchase Agreement, dated as of July 12, 2001, by and among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd and Purchasers named therein, and form of Exchangeable Promissory Note (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ending July 31, 2001 (the “July 31, 2001 Form 10-Q”))

4.10(*)

Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated January 16, 2002 (incorporated by reference to Exhibit 3.3 of the Registrant’s Report on Form 8-K, filed January 23, 2002)

4.11(*)

Exchangeable Note and Warrant Purchase Agreement, dated January 28, 2002, by and among Vsource, Inc., Vsource (CI) Ltd, Vsource (Malaysia) Sdn Bhd, and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed February 6, 2002)

4.12(*)

Series 4-A Convertible Preferred Stock Purchase Agreement, dated October 23, 2002, by and among Vsource, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed October 28, 2002)

4.13(*)

Convertible Securities Exchange Agreement, dated October 23, 2002, by and among the security holders set forth therein and Vsource, Inc. (incorporated by reference to Exhibit 4.5 of the Registrant’s Report on Form 8-K, filed October 28, 2002)

4.14(*)

Stockholders Agreement, dated October 25, 2002, by and among Vsource, Inc., Philip Kelly, John Cantillon and Dennis Smith and the investors set forth therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K, filed October 28, 2002)

4.15(*)

Registration Rights Agreement, dated October 25, 2002, by and among Vsource, Inc., Phillip Kelly, John Cantillon and Dennis Smith and the other investors set forth therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K, filed October 28, 2002)

4.16(*)

Certificate of Designations, Preferences and Rights of Series 4-A Convertible Preferred Stock of Vsource, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K, filed October 28, 2002)

4.17(*)

Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated November 20, 2002 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the period ending October 31, 2002)

10.1(*)	Agreement and Plan of Merger dated as of December 14, 2000 (incorporated herein by reference to Exhibit 10.11 to the October 31, 2000 Form 10-QSB)
10.2(*)

Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB for the year ended January 31, 2001 (the “2000 Form 10-KSB”))

10.3(*)	Form of Warrant Holder Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.12 to the 2000 Form 10-KSB)
10.4(*)	Form of Registration Rights Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.13 to the 2000 Form 10-KSB)
10.5(*)	Redacted Reseller Agreement with Gateway Manufacturing Inc. (incorporated herein by reference to Exhibit 10.20 to the July 31, 2001 Form 10-Q)
10.6(*)	Employment Agreements of Phillip Kelly (incorporated herein by reference to Exhibit 10.21 to the July 31, 2001 Form 10-Q)
10.7(*)	Employment Agreements of Dennis Smith (incorporated herein by reference to Exhibit 10.22 to the July 31, 2001 Form 10-Q)
10.8(*)	Employment Agreement of Jack Cantillon (incorporated herein by reference to Exhibit 10.23 to the July 31, 2001 Form 10-Q)

Exhibit No.	Description
10.9(*)	Master Services Agreement with Network Appliance Inc. (incorporated herein by reference to Exhibit 10.25 to the July 31, 2001 Form 10-Q)
10.10(*)†

Support Services Agreement dated October 24, 2001 between Vsource (CI) Ltd, Vsource, Inc. and Gateway Japan Inc. (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending October 31, 2001 (the “October 31, 2001 Form 10-Q”))

10.11(*)	Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd. (incorporated herein by reference to Exhibit 10.27 to the October 31, 2001 Form 10-Q)
10.12(*)	2000 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Form 10-QSB/A for the period ending July 31, 2000
10.13(*)	2001 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.29 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.14(*)	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.15(*)	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.16(*)

Exchangeable Note and Warrant Purchase Agreement, dated January 28, 2002, by and among Vsource, Inc., Vsource (CI) Ltd, Vsource (Malaysia) Sdn Bhd, and the Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 6, 2002)

10.17(*)	Master Services Agreement with Agilent Technologies Singapore (Sales) Pte Ltd (incorporated herein by reference to Exhibit 10.33 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.18(*)

Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Braden Waverley dated as of August 15, 2002 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q for the period ending October 31, 2002)

10.19	Employment Agreement by and between Vsource (USA) Inc. and Phillip E. Kelly dated as of January 1, 2003 (replaces Exhibit 10.6)
10.20	Employment and Non-Competition Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003 (together with Exhibit 10.21, replaces Exhibit 10.8)
10.21	Employment and Non-Competition Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (together with Exhibit 10.20, replaces Exhibit 10.8)
21.1(*)	Subsidiaries of Vsource, Inc. (incorporated herein by reference to Exhibit 21.1 to Registrant’s Form 10-K for the period ending January 31, 2002)
99.1	Section 906 Sarbanes-Oxley Act of 2002 Certification

*	Previously filed with Securities and Exchange Commission.
†	Confidential treatment was granted with respect to portions of this Exhibit.

(b)	Reports on Form 8-K

1.	On December 9, 2002, we filed a Current Report on Form 8-K reporting our issuance of a press release announcing our financial results for the quarter ended October 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vsource, Inc.

Date: April 14, 2003	/s/ Phillip E. Kelly
Phillip E. Kelly
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ Phillip E. Kelly	Chairman of the Board and Chief Executive Officer	April 14, 2003
Phillip E. Kelly

/s/ Dennis M. Smith	Vice Chairman of the Board, Chief Financial Officer and Chief Strategy Officer (Principal Financial Officer)	April 14, 2003
Dennis M. Smith

/s/ John Wright	Vice President (Principal Accounting Officer)	April 14, 2003
John Wright

/s/ I., Steven Edelson	Director	April 14, 2003
I. Steven Edelson

/s/ Ramin Kamfar	Director	April 14, 2003
Ramin Kamfar

/s/ Jean Salata	Director	April 14, 2003
Jean Salata

/s/ Robert N. Schwartz	Director	April 14, 2003
Robert N. Schwartz

/s/ Bruno Seghin	Director	April 14, 2003
Bruno Seghin

CERTIFICATIONS

I, Phillip E. Kelly, Chief Executive Officer of Vsource, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Vsource, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By:	/s/ Phillip E. Kelly
Phillip E. Kelly
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

I, Dennis M. Smith, Chief Financial Officer of Vsource, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Vsource, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

By:	/s/ Dennis M. Smith
Dennis M. Smith
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

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

3.1(*)	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on November 14, 2000 (the “November 14, 2000 Form 8-K”)
3.2(*)	Bylaws (incorporated herein by reference to Exhibit 3.2 to the November 14, 2000 Form 8-K)
3.3(*)	Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on January 23, 2002)
4.1(*)	Certificate of Designation of Series 2-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the November 14, 2000 Form 8-K)
4.2(*)	Certificate of Merger (incorporated herein by reference to Exhibit 4.2 to the November 14, 2000 Form 8-K)
4.3(*)	Form of Common Stock Purchase Warrant (incorporated herein by reference to Registrant’s Form 8-K filed September 26, 2000 (the “September 26, 2000 Form 8-K”))
4.4(*)	Form of Registration Rights Agreement (incorporated herein by reference to the September 26, 2000 Form 8-K)
4.5(*)	Certificate of Designations of Series 3-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the July 2, 2001 Form 8-K)
4.6(*)

Amended and Restated Bridge Loan Agreement, dated May 24, 2001, among NetCel360.com Ltd., NetCel360 Holdings Limited, NetCel360 Sdn Bhd., and the Lenders named therein (incorporated herein by reference to Exhibit 4.2 of the July 2, 2001 Form 8-K)

4.7(*)

First Amendment to Amended and Restated Bridge Loan Agreement, dated June 22, 2001, among NetCel360.com Ltd., NetCel360 Holdings Limited, NetCel360 Sdn Bhd., and the Lenders named therein (incorporated herein by reference to Exhibit 4.3 of the July 2, 2001 Form 8-K)

4.8(*)

Convertible Note Purchase Agreement, dated June 25, 2001, among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd., and the Purchasers named therein (incorporated herein by reference to Exhibit 4.4 of the July 2, 2001 Form 8-K)

4.9(*)

Exchangeable Note and Warrant Purchase Agreement, dated as of July 12, 2001, by and among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd and Purchasers named therein, and form of Exchangeable Promissory Note (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ending July 31, 2001 (the “July 31, 2001 Form 10-Q”))

4.10(*)

Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated January 16, 2002 (incorporated by reference to Exhibit 3.3 of the Registrant’s Report on Form 8-K, filed January 23, 2002)

4.11(*)

Exchangeable Note and Warrant Purchase Agreement, dated January 28, 2002, by and among Vsource, Inc., Vsource (CI) Ltd, Vsource (Malaysia) Sdn Bhd, and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed February 6, 2002)

4.12(*)

Series 4-A Convertible Preferred Stock Purchase Agreement, dated October 23, 2002, by and among Vsource, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed October 28, 2002)

4.13(*)

Convertible Securities Exchange Agreement, dated October 23, 2002, by and among the security holders set forth therein and Vsource, Inc. (incorporated by reference to Exhibit 4.5 of the Registrant’s Report on Form 8-K, filed October 28, 2002)

Exhibit No.	Description
4.14(*)

Stockholders Agreement, dated October 25, 2002, by and among Vsource, Inc., Philip Kelly, John Cantillon and Dennis Smith and the investors set forth therein (incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K, filed October 28, 2002)

4.15(*)

Registration Rights Agreement, dated October 25, 2002, by and among Vsource, Inc., Phillip Kelly, John Cantillon and Dennis Smith and the other investors set forth therein (incorporated by reference to Exhibit 4.3 of the Registrant’s Report on Form 8-K, filed October 28, 2002)

4.16(*)

Certificate of Designations, Preferences and Rights of Series 4-A Convertible Preferred Stock of Vsource, Inc. (incorporated by reference to Exhibit 3.1 of the Registrant’s Report on Form 8-K, filed October 28, 2002)

4.17(*)

Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated November 20, 2002 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the period ending October 31, 2002)

10.1(*)	Agreement and Plan of Merger dated as of December 14, 2000 (incorporated herein by reference to Exhibit 10.11 to the October 31, 2000 Form 10-QSB)
10.2(*)

Supplement to merger agreement with Colin Kruger and Michael Shirman dated December 14, 2000 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-KSB for the year ended January 31, 2001 (the “2000 Form 10-KSB”))

10.3(*)	Form of Warrant Holder Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.12 to the 2000 Form 10-KSB)
10.4(*)	Form of Registration Rights Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.13 to the 2000 Form 10-KSB)
10.5(*)	Redacted Reseller Agreement with Gateway Manufacturing Inc. (incorporated herein by reference to Exhibit 10.20 to the July 31, 2001 Form 10-Q)
10.6(*)	Employment Agreements of Phillip Kelly (incorporated herein by reference to Exhibit 10.21 to the July 31, 2001 Form 10-Q)
10.7(*)	Employment Agreements of Dennis Smith (incorporated herein by reference to Exhibit 10.22 to the July 31, 2001 Form 10-Q)
10.8(*)	Employment Agreement of Jack Cantillon (incorporated herein by reference to Exhibit 10.23 to the July 31, 2001 Form 10-Q)
10.9(*)	Master Services Agreement with Network Appliance Inc. (incorporated herein by reference to Exhibit 10.25 to the July 31, 2001 Form 10-Q)
10.10(*)†

Support Services Agreement dated October 24, 2001 between Vsource (CI) Ltd, Vsource, Inc. and Gateway Japan Inc. (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending October 31, 2001 (the “October 31, 2001 Form 10-Q”))

10.11(*)	Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd. (incorporated herein by reference to Exhibit 10.27 to the October 31, 2001 Form 10-Q)
10.12(*)	2000 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Form 10-QSB/A for the period ending July 31, 2000)
10.13(*)	2001 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.29 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.14(*)	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.15(*)	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.16(*)

Exchangeable Note and Warrant Purchase Agreement, dated January 28, 2002, by and among Vsource, Inc., Vsource (CI) Ltd, Vsource (Malaysia) Sdn Bhd, and the Purchasers named therein (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on February 6, 2002)

Exhibit No.	Description
10.17(*)	Master Services Agreement with Agilent Technologies Singapore (Sales) Pte Ltd (incorporated herein by reference to Exhibit 10.33 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.18(*)

Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Braden Waverley dated as of August 15, 2002 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q for the period ending October 31, 2002)

10.19	Employment Agreement by and between Vsource (USA) Inc. and Phillip E. Kelly dated as of January 1, 2003 (replaces Exhibit 10.6)
10.20	Employment and Non-Competition Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003 (together with Exhibit 10.21, replaces Exhibit 10.8)
10.21	Employment and Non-Competition Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (together with Exhibit 10.20, replaces Exhibit 10.8)
21.1(*)	Subsidiaries of Vsource, Inc. (incorporated herein by reference to Exhibit 21.1 to Registrant’s Form 10-K for the period ending January 31, 2002)
99.1	Section 906 Sarbanes-Oxley Act of 2002 Certification

*	Previously filed with Securities and Exchange Commission.
†	Confidential treatment was granted with respect to portions of this Exhibit.