Form 10-K/A
period 2003-01-31
VSOURCE INC
filed 2003-05-30
CIK 1003226

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

(858) 618-5884

Registrant’s telephone number, including area code:

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 31, 2003 was $6,723,970 computed upon the basis of the average bid and asked prices of the common stock on that date.

Number of shares of common stock outstanding as of March 31, 2003	1,863,087
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of March 31, 2003	1,275,955
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of March 31, 2003	367,336
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of March 31, 2003	17,364

Documents Incorporated By Reference

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Form 10-K to include the disclosure required in Items 10 through 13 of Part III of the Form 10-K and to file certain exhibits. No other changes have been made to the Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The name and certain information regarding each of our current directors is set forth below. There are no family relationships among our directors or executive officers.

Name	Age	Position
Phillip E. Kelly*	45	Chairman of the Board of Directors and Chief Executive Officer
Dennis M. Smith	52	Vice Chairman, Chief Financial Officer and Chief Strategy Officer
I. Steven Edelson*	43	Director
Jean Salata*	37	Director
Robert N. Schwartz, Ph.D.	63	Director
Bruno Seghin*	46	Director

*	Member of the Compensation Committee.

Phillip E. Kelly.    Mr. Kelly has served on our Board of Directors and as Co-Chairman of the Board of Directors since June 2001, following our acquisition of substantially all of the assets of NetCel360 Holdings Limited. He has served as our Chief Executive Officer since July 2001, and as Chairman of the Board of Directors since October 2002. Mr. Kelly was a co-founder of NetCel360 and served as the Chairman of its Board of Directors since its inception. Pursuant to the terms of the Stockholders Agreement dated as of October 25, 2002 between us and the stockholders party thereto, we are obligated to nominate Mr. Kelly, so long as he remains an employee of Vsource or its subsidiaries, for election to our Board of Directors as Chairman, and each of the stockholders that is party to the Stockholders Agreement is obligated to use its reasonable efforts to cause Mr. Kelly to be elected, including, without limitation, voting in favor of such election all of its voting shares over which it exercises voting control. From November 1994 to 1998, he served as President of Asia-Pacific for Dell Computer Corporation. Prior to joining Dell, Mr. Kelly worked in several capacities for Motorola, Inc., including as vice president and general manager of Motorola’s Landmobile Products Sector North Asian Division and as vice president and general manager of Motorola’s Western U.S. Division. Mr. Kelly holds a Bachelor of Business Administration from the University of San Diego, California.

Dennis M. Smith.    Mr. Smith has served on our Board of Directors and as Vice Chairman since June 2001, following our acquisition of substantially all of the assets of NetCel360. He has served as our Chief Strategy Officer since July 2001 and also as our Chief Financial Officer since December 2001. Mr. Smith was a co-founder of NetCel360 and has lived and worked in finance in Asia since 1976. Pursuant to the terms of the Stockholders Agreement, we are obligated to nominate Mr. Smith, so long as he remains an employee of Vsource or its subsidiaries, for election to our Board of Directors as Vice-Chairman, and each of the stockholders that is party to the Stockholders Agreement is obligated to use its reasonable efforts to cause Mr. Smith to be elected, including, without limitation, voting in favor of such election all of its voting shares over which it exercises voting control. In 1984 he co-founded ChinaVest, one of the earliest and largest independent private equity firms in Asia. Prior to joining ChinaVest, Mr. Smith held senior positions in commercial banking and investment banking with First Chicago Corp. in Hong Kong, Singapore and the Philippines. He holds an MBA degree from Loyola University of Chicago.

I. Steven Edelson.    Mr. Edelson has served on our Board of Directors since January 2001. He was elected Acting Chairman in March 2001 and served as Co-Chairman from June 2001 to October 2002. Mr. Edelson has been Managing Director of Mercantile Companies, Inc., Northbrook, Illinois, since 1986. He is also a principal of Mercantile Capital Group, LLC, and the Managing Partner of Mercantile Capital Partners I, LP. (“MCP”). Since 1995, Mr. Edelson has also served as Managing Director of International Facilities Group, a facilities development and management company. Pursuant to the terms of the Stockholders Agreement, we are obligated to nominate a nominee of MCP, so long as MCP holds shares representing at least 5% of our total issued and outstanding share capital, for election to our Board of Directors, and each of the stockholders that is party to the Stockholders Agreement is obligated to use its reasonable efforts to cause such MCP nominee to be elected, including, without limitation, voting in favor of such election all of its voting shares over which it exercises voting control. Mr. Edelson is the nominee named by MCP.

Jean Salata.    Mr. Salata has served on our Board of Directors since October 2002. He is the founding Managing Partner of Baring Private Equity Partners Asia, a unit of ING Group, which is the investment adviser to the Baring Asia private equity program, including BAPEF Investments XII Ltd. (“BAPEF”), which has over $560 million in capital committed for investment in Asia. Mr. Salata has been responsible for the investment activity of Baring Asia since its launch in 1997. Pursuant to the terms of the Stockholders Agreement, we are obligated to nominate a nominee of BAPEF, so long as BAPEF holds shares representing at least 5% of our total issued and outstanding share capital, for election to our Board of Directors, and each of the stockholders that is party to the Stockholders Agreement is obligated to use its reasonable efforts to cause such BAPEF nominee to be elected, including, without limitation, voting in favor of such election all of its voting shares over which it exercises voting control. Mr. Salata is the nominee named by BAPEF. Mr. Salata, who has lived in Asia since 1989, previously was a Director of AIG Investment Corp. (Asia), where he made regional investments as part of AIG’s Asian private equity group. Prior to that, he was an executive vice president of finance of a Hong Kong-based industrial concern and a management consultant with Bain & Company in Hong Kong, Australia and Boston. Mr. Salata graduated magna cum laude from the Wharton School of the University of Pennsylvania with a bachelor’s degree in finance and economics.

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

Bruno Seghin.    Mr. Seghin has served on our Board of Directors since October 2002. He has been the Managing Director of Quilvest Asia Limited from 1998 to present. Pursuant to the terms of the Stockholders Agreement, we are obligated to nominate a nominee of Capital International Asia CDPQ, Inc. (“CDPQ”), so long as CDPQ holds shares representing at least 5% of our total issued and outstanding share capital, for election to our Board of Directors, and each of the stockholders that is party to the Stockholders Agreement is obligated to use its reasonable efforts to cause such CDPQ nominee to be elected, including, without limitation, voting in favor of such election all of its voting shares over which it exercises voting control. Mr. Seghin is the nominee named by CDPQ. From 1995 until 1998, he served as Managing Partner of Cortez Capital Limited. Prior to founding that firm, Mr. Seghin was Managing Director of Euro Pacific Advisers Ltd., a fund management company affiliated with the Credit Agricole Group from 1990 to 1994. Before moving to Hong Kong in 1990, Mr. Seghin was Vice President, Corporate Finance at Drexel Burnham Lambert in Tokyo. Mr. Seghin graduated from Université Catholique de Louvain in Belgium with a law degree and MBA.

Board Meetings and Committees

The Board of Directors held seven meetings during the fiscal year ended January 31, 2003 (“Fiscal 2003”). On four other occasions, the Board of Directors took actions through unanimous written consents. Each director attended at least 75 percent of the aggregate of all meetings of the Board of Directors and the committees of the Board of Directors on which he was a member.

At the beginning of Fiscal 2003, our Board of Directors was comprised of the following seven members: Scott Behan, Nathaniel Kramer, Ramin Kamfar and four of our current directors, Mr. Kelly, Mr. Smith, Mr. Edelson and Dr. Schwartz. Messrs. Behan and Kramer resigned from the Board of Directors in October 2002, and the Board of Directors filled the vacancies created by their resignations when it elected Messrs. Salata and Seghin to the Board of Directors in the same month pursuant to the terms of the Stockholders Agreement. Mr. Kamfar resigned from the Board of Directors in April 2003 and the Board of Directors has not yet elected a replacement.

The Audit Committee currently has one member, Dr. Schwartz. Until his resignation from the Board of Directors in April 2003, Mr. Kamfar also served on the Audit Committee. Dr. Schwartz is an independent director as defined in Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards, but is not considered a “financial expert” as such term is currently defined under the applicable rules and regulations of the Securities and Exchange Commission.

Our Compensation Committee consists of Messrs. Edelson, Kelly, Salata and Seghin. The Compensation Committee is authorized to make recommendations to the full Board of Directors concerning the base salaries and cash bonuses of our executive officers and to review our employee compensation policies generally. It has also been authorized to administer our 2001 stock option/stock issuance plan. The Compensation Committee did not meet in Fiscal 2003 as the above-described duties were carried out by the full Board of Directors. A separate committee of the Board of Directors administers our employee stock purchase plan and Messrs. Kamfar and Kramer were the members of this committee. Because of the resignations of Messrs. Kamfar and Kramer, however, there are presently no members of this committee.

Executive Officers

The following sets forth certain information with respect to the four current executive officers of Vsource who are not directors:

John (“Jack”) G. Cantillon (age 38).    Mr. Cantillon has served as our Chief Operating Officer since October 2001. Prior to that, he served as a Senior Vice President of Vsource from July 2001, and was a Senior Vice President of NetCel360 from April 2001 to June 2001. Prior to joining NetCel360, Mr. Cantillon was with Dell Computers Asia-Pacific and Japan from May 1996 until April 2001 in various senior management positions, most recently as Corporate Director and Head of the Dell-online E-commerce Group for Dell Computers Asia-Pacific and Japan.

Braden N. Waverly (age 36).    Mr. Waverley has served as our President since August 2002. Before that, he was with Dell Computer Corporation from February 1996 to August 2001, where he was most recently Vice President and General Manager in the company’s Canadian operations. At Dell, Mr. Waverley also held marketing and general management posts for Dell’s business throughout Asia-Pacific. Prior to Dell, Mr. Waverley co-founded Paradigm Research, a management consulting firm specializing in business process automation and redesign strategies. Earlier, Mr. Waverley held several management positions at Motorola, Inc. Mr. Waverley holds a bachelor’s degree in political science, international relations and economics from University of Wisconsin at Madison, and a master’s of business administration in marketing and operations management from the J.L. Kellogg Graduate School of Management at Northwestern University.

Mark Harris (age 33).    Mr. Harris has served as our Vice President of Payroll and Claims Solutions since September 2001. He joined Vsource in July 2001 as our Vice President, Finance. Prior to that, he held various finance-related positions with NetCel360. Prior to joining NetCel360 in February 2001, Mr. Harris spent six years with PriceWaterhouseCoopers (PwC), with a specific emphasis on technology-related companies. Mr. Harris also served in the London-based division of PwC’s Europe Technology Practice, preceded by tenure at PwC’s Silicon Valley office as member of the Venture Capital and Software IPO Leadership Team. Mr. Harris holds a Bachelor of Science in Business Administration with an emphasis in Accounting from California Polytechnic State University, San Luis Obispo, California.

Jack Poon (age 37).    Mr. Poon served as Vice President of Corporate Finance between January 2002 and December 2002, and presently serves as a Company Vice President handling a variety of strategic matters. Since he joined NetCel360 in February 2001, Mr. Poon held various positions at NetCel360 and then Vsource, including serving as Vice President of Business Development and Corporate Planning. Prior to joining NetCel360, Mr. Poon spent four years at Motorola serving in various functions from May 1996 to February 2001. Mr. Poon holds a Bachelor of Science, Summa Cum Laude, in Electrical Engineering from the University of Washington, a Master of Science, Magna Cum Laude, in Electrical Engineering from the California Institute of Technology and a Master of Science, Magna Cum Laude, in Engineering Management from Stanford University.

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

Based solely on the review of the copies of the reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent stockholders with respect to the fiscal year ending January 31, 2002, were complied with in a timely fashion with the following exception: Mr. Cantillon, our Chief Operating Officer, filed a late Form 4.

ITEM 11.    EXECUTIVE COMPENSATION

The following summary compensation table sets forth information regarding the compensation for the last three completed fiscal years of (a) our Chief Executive Officer, (b) the most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of January 31, 2003, and whose total annual salary and bonus for the most recent fiscal year exceeded $100,000, (c) one other executive officer who joined Vsource in August 2002, and (d) one other executive officer who would have been among the highest paid executive officers if he had been an executive officer as of January 31, 2003.

Summary Compensation Table

	Fiscal Year Ended Jan. 31,	Annual Compensation		Long-Term Compensation		All Other Compensation
Name and Principal Position		Salary	Bonus	Restricted Stock Awards	Securities Underlying Options/SARs(1)
Phillip E. Kelly	2003	$226,300	$170,047	0	640,543	$71,898	(2)
Chief Executive Officer	2002	$106,789	$1,000	0	430,260	$126,914	(3)
	2001	$0	$0	0	0	$0

Dennis M. Smith	2003	$176,625	$123,666	0	608,324	$194,797	(4)
Chief Financial Officer	2002	$102,417	$1,000	0	306,733	$120,036	(5)
	2001	$0	$0	0	0	$0

John G. Cantillon	2003	$156,269	$70,852	0	451,375	$29,034	(6)
Chief Operating Officer	2002	$91,936	$10,216	0	125,851	$17,286	(6)
	2001	$0	$0	0	0	$0

*Braden N. Waverly	2003	$92,100	$—	0	312,500	$1,000	(8)
President	2002	$0	$0	0	0	0
	2001	$0	$0	0	0	$0

**William R. DeKruif	2003	$147,531	$36,844	0	1,250	$13,034	(7)
Vice President of Foundation Solutions	2002	$100,375	$1,000	0	12,500	$1,004	(8)
	2001	$0	$0	0	0	$0

Jack Tai-On Poon	2003	$148,273	$38,501	0	7,500	$1,539	(9)
Vice President	2002	$93,400	$12,675	0	11,020	$1,026	(9)
	2001	$0	$0	0	0	$0

Mark R. Harris	2003	$127,324	$27,736	0	15,750	$0
Vice President of Payroll & Claims Solutions	2002	$62,626	$12,882	0	13,750	$0
	2001	$0	$0	0	0	$0

*	Joined in August 2002.
**	William R. DeKruif left in December 2002.
(1)	Throughout this report, the number of shares underlying options granted are adjusted for the 20:1 post-reverse split on November 20, 2002.
(2)	Includes the following paid by Vsource on behalf of or to Mr. Kelly: (a) $12,549 in overseas housing allowance, (b) $45,448 for international tax equalization benefits and associated tax filing fee, (c) $1,410 in Hong Kong Mandatory Provident Fund contribution, (d) $657 401(k) Plan contribution, (e) $7,016 in health insurance premiums, and (f) $4,818 in travel expenses for spouse.
(3)	Includes the following paid by Vsource on behalf of or to Mr. Kelly: (a) $45,186 in overseas housing allowance, (b) $63,839 for international tax equalization benefits and associated tax filing fee, (c) $680 in Hong Kong Mandatory Provident Fund contribution, (d) $14,176 in health insurance premiums, and (e) $3,036 in relocation expenses.
(4)	Includes the following paid by Vsource on behalf of or to Mr. Smith: (a) $141,925 in housing allowance, (b) $18,817 in education allowance for one of Mr. Smith’s children, (c) $8,333 for a tax filing fee, (d) $1,538 in Hong Kong Mandatory Provident Fund contribution, and (e) $24,183 in health insurance premiums for Mr. Smith and certain of his family members.
(5)	Includes the following paid by Vsource on behalf of or to Mr. Smith: (a) $83,961 in housing allowance, (b) $16,566 in education allowance for one of Mr. Smith’s children, (c) $12,311 for a tax filing fee, (d) $936 in Hong Kong Mandatory Provident Fund contribution, and (e) $6,265 in health insurance premiums for Mr. Smith and certain of his family members.
(6)	Includes the following paid by Vsource on behalf of or to Mr. Cantillon: (a) $26,034 in composite allowance, and (b) $3,000 in housing allowance.
(7)	Represents $1,955 contributions for 401(k) Plan paid by Vsource and $11,080 leave pay.
(8)	Represents 401(k) Plan contributions paid by Vsource.
(9)	Represents Hong Kong Mandatory Provident Fund contribution paid by Vsource.

Options

The following table sets forth certain information with respect to each of the executive officers listed in the Summary Compensation Table above concerning individual grants of options to purchase common stock made during Fiscal 2003. Since January 31, 2003, we have not granted any options to the current executive officers and directors to purchase shares of our common stock.

Option Grants In Last Fiscal Year

(Individual Grants)

Name and Principal Position	Number of Shares Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise of Base Price Per Share(3)	Expiration Date
Phillip E. Kelly	4,743	0.2%	$2.00	02/20/12	(4)
Chief Executive Officer	43,800	1.7%	$2.00	07/11/12	(5)
	92,000	3.6%	$4.20	07/11/12	(6)
	500,000	19.7%	$2.00	01/21/13	(7)

Dennis M. Smith	4,724	0.2%	$2.00	02/20/12	(8)
Chief Financial Officer	34,600	1.4%	$2.00	07/01/12	(9)
	69,000	2.7%	$4.20	07/11/12	(10)
	500,000	19.7%	$2.00	01/21/13	(11)

John G. Cantillon	75,750	3.0%	$4.20	07/11/12	(12)
Chief Operating Officer	25,625	1.0%	$2.00	08/15/12	(13)
	350,000	13.8%	$2.00	01/21/13	(14)

*Braden N. Waverley	137,500	5.4%	$2.20	08/15/12	(15)
President	175,000	6.9%	$2.00	01/21/13	(16)

**William R. DeKruif	1,250	0.0%	$2.20	09/03/12	(17)
Vice President of Foundation Solutions

Jack Tai-On Poon	2,500	0.1%	$3.60	02/20/12	(18)
Vice President	5,000	0.2%	$2.20	09/03/12	(19)

Mark R. Harris	3,750	0.1%	$2.20	09/03/12	(20)
Vice President of Payroll & Claims Solutions	12,000	0.5%	$2.00	01/21/13	(21)

*	Joined in August 2002.
**	William R. DeKruif left Vsource in December 2002 and his options have now expired.
(1)	Number of shares underlying options granted are adjusted on 20:1 post-reverse split on November 20, 2002
(2)	Based on an aggregate of 2,535,790 options granted to directors and employees of Vsource in Fiscal 2003, including the executive officers listed in the Summary Compensation Table above.
(3)	Exercise price has been adjusted to reflect 20:1 post-reverse split on November 20, 2002
(4)	On February 20, 2002, Mr. Kelly was granted options to purchase 4,743 shares of common stock at an exercise price of $2.00 per share, vesting 75% on February 20, 2002, and the rest vesting in two equal quarterly installments beginning March 20, 2002. The fair market value of our common stock on the grant date was $3.60 per share.
(5)	On July 11, 2002, Mr. Kelly was granted options to purchase 43,800 shares of common stock at an exercise price of $2.00 per share, vesting in four equal quarterly installments beginning on October 1, 2002. The fair market value of our common stock on the grant date was $4.20 per share.
(6)	On July 11, 2002, Mr. Kelly was granted options to purchase 92,000 shares of common stock at an exercise price of $4.20 per share, vesting 16.67% on January 11, 2003, and the balance in ten equal quarterly installments beginning on April 11, 2003. The fair market value of our common stock on the grant date was $4.20 per share
(7)

On January 21, 2003, Mr. Kelly was granted options to purchase 500,000 shares of common stock at an exercise price of $2.00 per share, vesting 16.67% on July 21, 2003, and the balance in ten equal quarterly installments beginning on October 21, 2003, except that upon the occurrence of a Liquidity Date (as defined in the certificate of designations relating to our Series 4-A convertible preferred stock), any unvested options will vest immediately. The fair market value of our common stock on the grant date was $2.00 per share

(8)	On February 20, 2002, Mr. Smith was granted options to purchase 4,724 shares of common stock at an exercise price of $2.00 per share, vesting 75% on February 20, 2002, and the rest vesting in two equal quarterly installments beginning March 20, 2002. The fair market value of our common stock on the grant date was $3.60 per share.
(9)	On July 11, 2002, Mr. Smith was granted options to purchase 34,600 shares of common stock at an exercise price of $2.00 per share, vesting in four equal quarterly installments beginning on October 1, 2002. The fair market value of our common stock on the grant date was $4.20 per share.
(10)	On July 11, 2002, Mr. Smith was granted options to purchase 69,000 shares of common stock at an exercise price of $4.20 per share, vesting 16.67% on January 11, 2003, and the balance in ten equal quarterly installments beginning on April 11, 2003. The fair market value of our common stock on the grant date was $4.20 per share.
(11)	On January 21, 2003, Mr. Smith was granted options to purchase 500,000 shares of common stock at an exercise price of $2.00 per share, vesting 16.67% on July 21, 2003, and the balance in ten equal quarterly installments beginning on October 21, 2003, except that upon the occurrence of a Liquidity Date (as defined in the certificate of designations relating to our Series 4-A convertible preferred stock), any unvested options will vest immediately. The fair market value of our common stock on the grant date was $2.00 per share
(12)	On July 11, 2002, Mr. Cantillon was granted options to purchase 75,750 shares of common stock at an exercise price of $4.20 per share, vesting 16.67% on January 11, 2003, and the balance in ten equal quarterly installments beginning on April 11, 2003. The fair market value of our common stock on the grant date was $4.20 per share.
(13)	On August 15, 2002, Mr. Cantillon was granted options to purchase 25,625 shares of common stock at an exercise price of $2.00 per share, vesting in four equal quarterly installments beginning on October 1, 2002. The fair market value of our common stock on the grant date was $2.20 per share.
(14)	On January 21, 2003, Mr. Cantillon was granted options to purchase 350,000 shares of common stock at an exercise price of $2.00 per share, vesting 16.67% on July 21, 2003, and the balance in ten equal quarterly installments beginning on October 21, 2003, except that upon the occurrence of a Liquidity Date (as defined in the certificate of designations relating to our Series 4-A convertible preferred stock), any unvested options will vest immediately. The fair market value of our common stock on the grant date was $2.00 per share
(15)	On August 15, 2002, Mr. Waverley was granted options to purchase 137,500 shares of common stock at an exercise price of $2.20 per share, vesting in 16.67% on February 15, 2003, and the balance in ten equal quarterly installments beginning on May 15, 2003. The fair market value of our common stock on the grant date was $2.20 per share.
(16)	On January 21, 2003, Mr. Waverley was granted options to purchase 175,000 shares of common stock at an exercise price of $2.00 per share, vesting 16.67% on July 21, 2003, and the balance in ten equal quarterly installments beginning on October 21, 2003, except that upon the occurrence of a Liquidity Date (as defined in the certificate of designations relating to our Series 4-A convertible preferred stock), any unvested options will vest immediately. The fair market value of our common stock on the grant date was $2.00 per share
(17)	On September 3, 2002, Mr. DeKruif was granted options to purchase 1,250 shares of common stock at an exercise price of $2.20 per share, vesting in 16.67% on March 3, 2003, and the balance in ten equal quarterly installments beginning on June 3, 2003. The fair market value of our common stock on the grant date was $2.20 per share. Each of these options have now been forfeited as a consequence of Mr. DeKruif’s resignation.
(18)	On February 20, 2002, Mr. Poon was granted options to purchase 2,500 shares of common stock at an exercise price of $3.60 per share, vesting in 16.67% on August 20, 2002, and the balance in ten equal quarterly installments beginning on November 20, 2003. The fair market value of our common stock on the grant date was $3.60 per share.

(19)	On September 3, 2002, Mr. Poon was granted options to purchase 5,000 shares of common stock at an exercise price of $2.20 per share, vesting in 16.67% on March 3, 2003, and the balance in ten equal quarterly installments beginning on June 3, 2003. The fair market value of our common stock on the grant date was $2.20 per share.
(20)	On September 3, 2002, Mr. Harris was granted options to purchase 3,750 shares of common stock at an exercise price of $2.20 per share, vesting in 16.67% on March 3, 2003, and the balance in ten equal quarterly installments beginning on June 3, 2003. The fair market value of our common stock on the grant date was $2.20 per share.
(21)	On January 21, 2003, Mr. Harris was granted options to purchase 12,000 shares of common stock at an exercise price of $2.00 per share, vesting 16.67% on July 21, 2003, and the balance in ten equal quarterly installments beginning on October 21, 2003, except that upon the occurrence of a Liquidity Date (as defined in the certificate of designations relating to our Series 4-A convertible preferred stock), any unvested options will vest immediately. The fair market value of our common stock on the grant date was $2.00 per share

The following table sets forth certain information with respect to each of the executive officers listed in the Summary Compensation Table above concerning unexercised options to purchase common stock held as of the end of the fiscal year ended January 31, 2003. None of these executive officers exercised any options to purchase common stock during the fiscal year.

Fiscal Year-End Option/SAR Values

	Number of Securities Underlying Unexercised Options at January 31, 2003		Value of Unexercised In-the-Money Options January 31, 2003(1)
Name	Exercisable(2)	Unexercisable(2)	Exercisable	Unexercisable
Phillip E. Kelly	472,236	598,567	$56,051	$—
Chief Executive Officer

Dennis M. Smith	340,257	574,800	$17,768	$—
Chief Financial Officer

John G. Cantillon	117,955	459,271	$—	$—
Chief Operating Officer

*Braden N. Waverley	—	312,500	$—	$—
President

**William R. DeKruif	9,375	4,375	$—	$—
Vice President of Foundation Solutions

Jack Tai-On Poon	8,812	9,708	$806	$—
Vice President

Mark R. Harris	8,250	21,250	$—	$—
Vice President of Payroll & Claims Solutions

*	Joined in August 2002.
**	William R. DeKruif left Vsource in December 2002 and his options have now expired.
(1)	Value is calculated in accordance with SEC rules by subtracting the exercise price per share for each option from the fair market value of the underlying common stock as of January 31, 2003, and multiplying that difference by the number of shares of common stock subject to the option. The fair market value of one share of common stock as of January 31, 2003, was $1.75.
(2)	Number of shares underlying options granted are adjusted to reflect the 20:1 reverse split effected on November 20, 2002.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of January 31, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

	Number of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common stock remaining available for future issuance under equity compensation plans (excluding common stock reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,795,531	$2.40	1,587,361
Equity compensation plans not approved by security holders(2)	27,394	$15.74	12,356

Total	3,822,925	$2.50	1,599,717

(1)	Consists of two plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan. Both plans were approved by stockholders at our 2001 annual meeting. The maximum number of shares of common stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, warrants, options and other convertible securities that are exercisable) but in no event will the maximum number of shares of common stock which may be issued under this plan as incentive stock options exceed 1,000,000. As of January 31, 2003, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 31,171,733. The maximum number of shares of common stock that may be purchased under our Employee Stock Purchase Plan is 350,000. During Fiscal 2003, 15,641 shares of common stock were purchased pursuant to the Employee Stock Purchase Plan.
(2)	In July 2000, we approved a stock option plan (the “2000 Plan”). The 2000 Plan has not been approved by our stockholders. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750 shares of common stock (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board of Directors. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. We do not intend to issue any further options under the 2000 Plan.

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

On November 20, 2001, we granted each of our non-employee directors options to purchase an aggregate of 3,750 shares of common stock at a purchase price of $5.80 per share with an expiration date of November 19, 2011. These options vest in eight equal quarterly installments beginning on February 20, 2002. Two of our directors, Messrs. Behan and Kramer, have resigned over 90 days ago and under the terms of their option grants, their options have expired. Stock options held by another director who has resigned, Mr. Kamfar, are scheduled to expire on July 15, 2003, unless exercised.

On July 11, 2002, we granted Mr. Edelson options to purchase 21,900 shares of common stock at a purchase price of $2.00 per share with an expiration date of July 10, 2012. These options vest in four equal quarterly installments beginning October 11, 2002.

Compensation of Executive Officers

Certain of our executive officers have employment agreements. These agreements are described under “Certain Transactions” in Item 13 below.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

During Fiscal 2003, the Board of Directors set the salaries and other compensation of our executive officers and certain other key employees and administered our stock option and bonus plans. The Board of Directors’ Compensation Committee did not convene in Fiscal 2003.

General Compensation Policy

For Fiscal 2003, the Board of Directors determined the base salary for executive officers, other than for the Chief Executive Officer, based largely on recommendations by our Chief Executive Officer. The goal of the Board of Directors’ compensation policy during the last fiscal year was to retain, motivate and reward management through our compensation policies and awards. Generally, compensation of executive officers is designed to be competitive, to reward exceptional performance and to align the interest of executive officers with the interests of stockholders. The Board of Directors has approved compensation policies consistent with these goals and has authorized the Compensation Committee to supervise the implementation of these policies.

The compensation program for executives consists of three basic elements:

•	a base salary;

•	performance-based bonuses; and

•	periodic grants of stock options.

Base Salary.    Base salary is generally set within the ranges of salaries of executive officers with comparable qualifications, experience and responsibilities at other companies of similar size, complexity and profitability taking into account the position involved and the level of the executive’s experience. In addition, consideration is given to other factors, including an officer’s contribution to Vsource as a whole.

Bonus Compensation.    The Board of Directors believes that cash bonuses are an important part of executive officer’s compensation. The actual amount to be awarded to an executive officer is contingent upon our meeting specified corporate goals and the officer meeting specified individual goals, with corporate performance having a significantly heavier weighting in the calculation of an executive officer’s bonus.

Long Term Incentives.    Currently, stock options are our primary long-term incentive vehicle. Substantially all of our employees are eligible for stock option awards on an annual basis. Whether an award is made, and the size of the award, is based on position, responsibilities and corporate and individual performance. During Fiscal 2003, we awarded stock options to purchase an aggregate of 2,535,790 shares of common stock to Mr. Kelly and our other current executive officers.

The Compensation Committee has the authority to review annually the annual and long-term compensation of all of our executives and employees to assure that all such executives and employees continue to be properly motivated to serve the interests of our stockholders.

Federal tax law establishes certain requirements in order for compensation exceeding $1 million earned by certain executives to be deductible. Because no executive officer had total compensation exceeding $1 million in the previous fiscal year, the Board of Directors has not found it necessary to address the issues related to these requirements.

Executive Compensation for the Fiscal Year Ended January 31, 2003

Phillip Kelly has served as our Chief Executive Officer since July 2001. For Fiscal 2003, Mr. Kelly received a salary of $226,300 and a $170,047 bonus. In addition, Mr. Kelly received other compensation in the amount of $71,898. The Board of Directors believes that Mr. Kelly’s salary and other compensation, as well as the salaries of other current executive officers and the stock option grants granted to current executive officers for Fiscal 2003, were determined in a manner generally consistent with the factors described above.

Phillip E. Kelly

Dennis M. Smith

I. Steven Edelson

Jean Salata

Robert N. Schwartz, Ph.D.

Bruno Seghin

COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN

The following graph compares the cumulative total stockholder return on our common stock on January 31, 1998, and as of the end of each fiscal year through January 31, 2003, with the cumulative total return of the Nasdaq Composite Index and the Goldman Sachs Technology Services Index. This graph assumes the investment of $100 on February 1, 1998, in our common stock, the Nasdaq Composite Index, the Goldman Sachs Technology Services Index and the reinvestment of dividends. No dividends have been declared or paid on our common stock during the period. The stock price performance shown on the graph following is not necessarily indicative of future price performance. Although our common stock stopped trading on the Nasdaq National Market on December 21, 2001, and now trades on the OTC Bulletin Board, we have compared the cumulative total stockholder return of our common stock with the Nasdaq Composite Index.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth certain information, as of March 31, 2003, regarding the beneficial ownership of our common stock by (i) all persons or entities who beneficially own 5% or more of our common stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table below, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of March 31, 2003, there were 1,863,087 shares of common stock outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Total Common Stock Outstanding(2)	Percent of Total Outstanding(3)
GREATER THAN FIVE PERCENT BENEFICIAL OWNERS
BAPEF Investments XII Ltd.(4) Victoria Road, St. Peter Port Guernsey, Channel Islands	5,248,159	75.4%	24.2%
Capital International Asia CDPQ Inc.(5) 1155 René-Lévesque Blvd. West Suite 4000 Montreal, Canada	3,000,000	51.2%	13.8%
Mercantile Capital Partners, I LP(6) 1372 Shermer Road Northbrook, IL 60062	3,411,516	64.7%	15.7%

CURRENT DIRECTORS
I. Steven Edelson(7) 1372 Shermer Road Northbrook, IL 60062	4,062,819	69.2%	18.7%
Jean Salata(8) Victoria Road, St. Peter Port Guernsey, Channel Islands	0	0%	0%
Robert N. Schwartz, Ph.D(9) 770 Paularino Avenue Costa Mesa, CA 92626	4,920	*	*
Bruno Seghin(10) 1155 René-Lévesque Blvd. West Suite 4000 Montreal, Canada	0	0	0%
Phillip E. Kelly(11) 16875 West Bernardo Drive Suite 250 San Diego, CA 92127	2,693,765	63.2%	12.4%
Dennis M. Smith(12) Unit 501, AXA Centre 151 Gloucester Road, Wanchai Hong Kong	868,865	33.4%	4.0%

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
John G. Cantillon(13) Level 12, Menara HLA No. 3, Jalan Kia Peng Kuala Lumpur, Malaysia	2,187,841	54.0%	10.1%
William R. DeKruif(14) 138636 San Sabastian Way Poway, CA 92064	0	*	*
Mark R. Harris(15) Poway, CA 92064 50 Raffles Place Singapore 048623	11,861	*	*
Jack Poon(16) Unit 501, AXA Centre 151 Gloucester Road, Wanchai Hong Kong	37,628	1.9%	*
Braden N. Waverley(17) 16875 West Bernardo Drive Suite 250 San Diego, CA 92127	34,375	1.8%	*
Current directors and executive officers as a group (10 persons)(18)	18,900,233	76.3%	87.5%

*	Less than 1%.
(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares. The number of shares shown as beneficially owned by any person or entity includes all preferred convertible stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of March 31, 2003
(2)	The percentages of beneficial ownership shown assume the exercise or conversion of all preferred convertible stock, options, warrants and other securities convertible into common stock held by such person or entity currently exercisable within 60 days of March 31, 2003 but not the exercise or conversion of preferred convertible stock, options, warrants and other convertible securities held by other holders of such securities.
(3)	Based on a total of 21,709,589 shares of common stock outstanding on a fully-diluted basis as of March 31, 2003, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock option and warrants that are exercisable within 60 days of March 31, 2003. Does not include the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with our October 2002 private placement, which by their terms are not exercisable until April 1, 2005, and only then if certain specified events or conditions have not occurred.
(4)	Includes 5,094,000 shares of common stock issuable upon conversion of 5,094 shares of Series 4-A Preferred Stock. BAPEF serves as an investment vehicle for a private equity fund composed of several limited partnerships and is the beneficial owner of all shares of common stock reported in the table above. Pursuant to an Amended Schedule 13D filed with the SEC on October 25, 2002, Mrs. Constance A.E. Helyar and Mr. Andrew W. Guille are the only directors of BAPEF. Mr. Salata, a member of our Board of Directors, is the founding Managing Partner of Baring Private Equity Partners Asia, a unit of ING Group, which is the investment adviser to the Baring Asia private equity program, including BAPEF.
(5)	Consists of 3,000,000 shares of common stock issuable upon conversion of 3,000 shares of Series 4-A Preferred Stock. These shares are also beneficially owned by Caisse de depot et placement du Quebec (“CDP”), a legal entity created by a special act of the Legislature of the Province de Quebec, which owns 100% of Capital International CDPQ Inc. (“CDP International”), a Canadian corporation, which is in turn owns 100% of Capital International Asia CDPQ Inc. (as noted, referred to herein as CDPQ), also a Canadian corporation. In an Amendment No. 1 to Schedule 13 D filed with the Securities and Exchange Commission on November 25, 2002, CDPQ affirmed that it is a “group” within the meaning of Section 13d-5(b)(1) of the Securities and Exchange Act of 1934, as amended, with Quilvest Asian Equity Ltd. (“Quilvest”), and these two independent entities have agreed to coordinate the purchase of Vsource securities and have an unwritten and informal arrangement to coordinate their voting and disposition of such securities. Mr. Seghin, a member of our Board of Directors, is the Managing Director of CDP Asia Partners, Inc. and previously was the Managing Partner of Quilvest Asia Limited, an affiliate of CDP Asia.
(6)	Includes 3,387,000 shares of common stock issuable upon conversion of 3,387 shares of Series 4-A Preferred Stock. Also includes 24,516 shares of common stock issuable upon exercise of a Series 2-A Preferred warrant. These shares are also beneficially owned by (a) Mercantile Capital Group, LLC (“MCG”), the general partner of MCP, (b) Mercantile Capital Management Corp. (“MCM”), a manager of MCG, (c) Michael A. Reinsdorf, a member of MCP and a member of the Investment Committee of MCM, and (d) I. Steven Edelson, a member of our Board of Directors. Mr. Edelson is (a) a managing member of Mercantile Equity Partners III, LLC (“MEP, LLC”), and a trustee of the Edelson Family Trust dated September 17, 1997, which is also a managing member of MEP, LLC, (b) a member of MCG, and (c) a member of the Investment Committee of MCM. Mr. Edelson is also a managing member of MA, LLC. MA, LLC is the general partner of Mercantile Asia Investors, L.P., which is the managing member of Asia Investors Group, LLC, which is the general partner of AIG, LP, which is the managing member of AIIG. The foregoing beneficial ownership was reported in an Amended Schedule 13D filed with the SEC on October 25, 2002. See Note 7 for detail on shares beneficially owned by Mr. Edelson and AIIG.
(7)

Includes shares beneficially owned by Mr. Edelson in his capacity as (a) a managing member of Mercantile Equity Partners III, LLC (“MEP, LLC”), and a trustee of the Edelson Family Trust dated September 17,

1997, who is also a managing member of MEP, LLC, (b) a member of MCG, (c) a member of the Investment Committee of MCM, and (d) a managing member of Mercantile Asia, LLC (“MA, LLC”). MCG is the general partner of MCP. MEP, LLC is the general partner of Mercantile Equity Partners III, L.P. (“MEP, LP”). MEP, LP directly holds 91,161 shares of Series 1-A convertible preferred stock (“Series 1-A Preferred Stock”), which are convertible into 34,458 shares of common stock. See Note 6 for detail on shares beneficially owned by MCP. MA, LLC is the general partner of Mercantile Asia Investors, L.P., which is the managing member of Asia Investors Group, LLC, which is the general partner of Asia Investing Group, LP (“AIG, LP”), which is the managing member of Asia Internet Investment Group I, LLC (“AIIG”). AIIG directly holds (a) 17,349 shares of common stock, and (b) 401 shares of Series 4-A Preferred Stock which are currently convertible into 401,000 shares of common stock. In addition, Mr. Edelson is also the trustee of the Mercantile Companies Inc. Money Purchase Plan which holds 3,838 shares of Series 1-A Preferred Stock which are convertible into 1,450 shares of common stock. Also includes 197,046 shares of common stock issuable upon exercise of Mr. Edelson’s stock options. See Note 6.

(8)	See Note 4.
(9)	Includes 2,813 shares of common stock issuable upon exercise of Mr. Schwartz’s stock options.
(10)	See Note 5.
(11)	Includes 1,905,000 shares of common stock issuable upon conversion of 1,905 shares of Series 4-A Preferred. Also includes 490,853 shares of common stock issuable upon exercise of Mr. Kelly’s stock options.
(12)	Includes 383,000 shares of common stock issuable upon conversion of 383 shares of Series 4-A Preferred Stock. Also includes 354,657 shares of common stock issuable upon exercise of Mr. Smith’s stock options.
(13)	Includes 2,053,000 shares of common stock issuable upon conversion of 2,053 shares of Series 4-A Preferred Stock. Also includes 134,841 shares of common stock issuable upon exercise of Mr. Cantillon’s stock options.
(14)	No longer employed by us. Mr. DeKruif left Vsource in December 2002.
(15)	Includes 10,250 shares of common stock issuable upon exercise of Mr. Harris’ stock options.
(16)	Includes 26,233 shares of common stock issuable upon exercise of Series B and Series B-1 warrants. Also includes 11,395 shares of common stock issuable upon exercise of Mr. Poon’s stock options.
(17)	Consists of shares of common stock issuable upon exercise of Mr. Waverley’s stock options.
(18)	Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting and/or investment powers. Also includes an aggregate of 1,236,230 shares of common stock issuable upon exercise of stock options held by all nominee directors and current executive officers as a group.

Preferred Stock

Series 1-A Convertible Preferred Stock

The Series 1-A Preferred Stock votes as a single class with the common stock and the Series 2-A convertible preferred stock (the “Series 2-A Preferred Stock”) and Series 4-A Preferred Stock, with each share of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 4-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of the Series 1-A Preferred Stock is currently convertible into approximately 0.378 shares of common stock.

The following table sets forth certain information as of March 31, 2003, regarding the beneficial ownership of Series 1-A Preferred Stock by (i) all persons or entities who beneficially own 5% or more of our outstanding Series 1-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table below, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of March 31, 2003, there were 1,275,955 shares of Series 1-A Preferred Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total Series 1-A Preferred Stock Outstanding	Percent of Total Outstanding(1)
GREATER THAN FIVE PERCENT BENEFICIAL OWNERS
787, LLC	191,918	15.0%	*
9919 S.E. Fifth Street
Bellevue, WA 98004
Jefferies Employees Merchant Banking Fund LLC	136,318	10.7%	*
11100 Santa Monica Blvd.
Los Angeles, CA 90025
Denmore Investments Ltd	115,151	9.0%	*
One World Financial Center
200 Liberty St., Tower A
New York, NY 10281
U.S. West Internet Ventures	115,151	9.0%	*
1801 California St., Suite 5100
Denver, CO 80202
Mercantile Equity Partners III L.P.(2)	91,161	7.1%	*
1372 Shermer Road
Northbrook, IL 60062
PPM America Private Equity	90,705	7.1%	*
225 West Wacker Drive, Suite 1200
Chicago, IL 60606

CURRENT DIRECTORS
I. Steven Edelson(3)	94,999	7.4%	*
1372 Shermer Road
Northbrook, IL 60062
Current directors and executive officers as a group (1 person)(3)	94,999	7.4%	*

*	Less than 1%.
(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 1-A Preferred Stock held by such person or entity and is based on a total of 21,709,589 shares of common stock outstanding on a fully-diluted basis as of March 31, 2003, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock option and warrants that are exercisable within 60 days of March 31, 2003. Does not include the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with our October 2002 private placement, which by their terms are not exercisable until April 1, 2005, and only then if certain specified events or conditions have not occurred.
(2)	These shares are also beneficially owned by (a) MEP, LLC, its general partner, (b) Michael A. Reinsdorf, as a managing member of MEP, LLC, and (c) Mr. Edelson. See Note 3.
(3)	Mr. Edelson is the beneficial owner of these shares solely through his capacity as (a) a managing member of MEP, LLC and a trustee of the Edelson Family Trust dated September 17, 1997, which is also a managing member of MEP, LLC, and (b) the trustee of the Mercantile Companies Inc. Money Purchase Plan which holds 3,838 shares of Series 1-A Preferred Stock. Mr. Edelson disclaims beneficial ownership of all these shares except to the extent of his pecuniary interest in these shares.

Series 2-A Convertible Preferred Stock

The Series 2-A Preferred Stock votes as a single class with the common stock and Series 2-A Preferred Stock and Series 4-A Preferred Stock, with each share of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 4-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of the Series 2-A Preferred Stock is currently convertible into approximately 0.451 shares of common stock.

The following table sets forth certain information as of March 31, 2003, regarding the beneficial ownership of Series 2-A Preferred Stock by (i) all individuals known to beneficially own 5% or more of our outstanding Series 2-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table below, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of March 31, 2003, there were 367,366 shares of Series 2-A Preferred Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total Series 2-A Preferred Stock Outstanding	Percent of Total Outstanding(1)
GREATER THAN FIVE PERCENT BENEFICIAL OWNERS
Crestview Capital Fund LP	132,605	36.1%	*
c/o Dillion Capital
3000 Dundee Road, Suite 105
The Mabinogi LLC	63,183	17.2%	*
c/o Chartwell Capital Management
922 Plaza 600 Building
600 Stewart Street
Seattle, CA 98101
PPM America Private Equity Fund LP	40,952	11.1%	*
Attn: Brian Gallagher
225 West Wacker Drive
Chicago, IL 60606
Martin A Cooper Defined Pension Plan	39,002	10.6%	*
10412 Whipple Street
Toluca Lake, CA 91602
Peconic Fund Ltd	39,002	10.6%	*
666 Third Avenue, 26th Floor
New York, NY 10017
Richard L. Abrahams	31,201	8.5%	*
1725 Lilly Court
Highland Park, IL 60035
Current directors and executive officers as a group (0 persons)	0	0%	0%

*	Less than 1%.
(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 2-A Preferred Stock held by such person or entity and is based on a total of 21,709,589 shares of common stock outstanding on a fully-diluted basis as of March 31, 2003, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock option and warrants that are exercisable within 60 days of March 31, 2003. Does not include the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with our October 2002 private placement, which by their terms are not exercisable until April 1, 2005, and only then if certain specified events or conditions have not occurred.

Series 4-A Convertible Preferred Stock

The Series 4-A Preferred Stock votes as a single class with the common stock, Series 1-A Preferred Stock and Series 2-A Preferred Stock, with each share of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 4-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of the Series 4-A Preferred Stock is currently convertible into 1,000 shares of common stock.

The following table sets forth certain information as of March 31, 2003, regarding the beneficial ownership of Series 4-A Preferred Stock by (i) all individuals known to beneficially own 5% or more of our outstanding Series 4-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table below, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of March 31, 2003, there were 17,364 shares of Series 4-A Preferred Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total Series 4-A Preferred Stock Outstanding	Percent of Total Outstanding(1)
GREATER THAN FIVE PERCENT BENEFICIAL OWNERS
BAPEF Investments XII Ltd.(2) Victoria Road, St. Peter Port Guernsey, Channel Islands	5,094	29.3%	23.3%
Capital International Asia CDPQ Inc.(3) 1155 René-Lévesque Blvd. West Suite 4000 Montreal, Canada	3,000	17.3%	13.7%
Mercantile Capital Partners I LP(4) 1372 Shermer Road Northbrook, IL 60062	3,387	19.5%	15.5%
CURRENT DIRECTORS
I. Steven Edelson(5) 1372 Shermer Road Northbrook, IL 60062	3,387	19.5%	15.5%
Phillip E. Kelly 16875 West Bernardo Drive Suite 250 San Diego, CA 92127	1,905	11.0%	8.7%
Dennis M. Smith Unit 501, AXA Centre 151 Gloucester Road, Wanchai Hong Kong	383	2.2%	1.8%

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
John G. Cantillon Level 12, Menara HLA No. 3, Jalan Kia Peng Kuala Lumpur, Malaysia	2,053	11.8%	9.4%
Current and directors and executive officers as a group (4 persons)	7,728	44.5%	35.4%

*	Less than 1%.

(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 4-A Preferred Stock held by such person or entity and is based on a total of 21,709,589 shares of common stock outstanding on a fully-diluted basis as of March 31, 2003, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock option and warrants that are exercisable within 60 days of March 31, 2003. Does not include the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with the private placement, which by their terms are not exercisable until April 1, 2005, and only then if certain specified events or conditions have not occurred.
(2)	Pursuant to an Amended Schedule 13D filed with the SEC on October 25, 2002, Mrs. Constance A.E. Helyar and Mr. Andrew W. Guille are the only directors of BAPEF. Mr. Salata, a member of our Board of Directors, is the founding Managing Partner of Baring Private Equity Partners Asia, a unit of ING Group, which is the investment adviser to the Baring Asia private equity program, including BAPEF.
(3)	In an Amendment No. 1 to Schedule 13 D filed with the Securities and Exchange Commission on November 25, 2002, CDPQ affirmed that it is a “group” within the meaning of Section 13d-5(b)(1) of the Securities and Exchange Act of 1934, as amended, with Quilvest, and these two independent entities have agreed to coordinate the purchase of Vsource securities and have an unwritten and informal arrangement to coordinate their voting and disposition of such securities. Mr. Seghin, a member of our Board of Directors, is the Managing Director of CDP Asia Partners, Inc. and previously was the Managing Partner of Quilvest Asia Limited, an affiliate of CDP Asia.
(4)	These shares are also beneficially owned by (a) MCG, the general partner of MCP, (b) MCM, a manager of MCG, (c) Michael A. Reinsdorf, a member of MCP and a member of the Investment Committee of MCM, and (d) Mr. Edelson, a member of our Board of Directors.
(5)	See Note 4.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NetCel360 Acquisition

On June 22, 2001, we acquired substantially all of the assets of NetCel360 Holdings Limited (“NetCel360”). In connection with the acquisition, we issued a total of 185,489 shares of our common stock to NetCel360 (the “Consideration Shares”). We also assumed approximately $3.7 million of bridge financing (the “Bridge Loan”), $1.25 million in principal amount of which we discharged by issuing Series A convertible notes (“Series A Convertible Notes”) in exchange and the remainder of which we discharged on December 18, 2001 by issuing 580,998 shares of our common stock.

In connection with completing the acquisition, Mr. Kelly was appointed our Co-Chairman and Chief Executive Officer. Prior to the acquisition, Mr. Kelly was the Chief Executive Officer and Chairman of NetCel360. As a result of Mr. Kelly’s direct ownership interest in NetCel360, he received 26,270 Consideration Shares. At the time of the acquisition, Mr. Kelly held $1.9 million in principal amount of the Bridge Loan. On June 25, 2001, we repaid to Mr. Kelly $200,000 in principal amount and accrued interest of the Bridge Loan, and Mr. Kelly surrendered $767,414 in principal amount and accrued interest of the Bridge Loan in exchange for a Series A Convertible Note in principal amount of $767,414. On December 15, 2001, Mr. Kelly purchased an additional $135,783 in principal and accrued interest of the Bridge Loan from other holders of the Bridge Loan for $67,892 in cash. We discharged our remaining obligations to Mr. Kelly under the Bridge Loan on December 18, 2001 by converting the remaining balance of Mr. Kelly’s Bridge Loan into 271,642 shares of our common stock in accordance with the terms of the Bridge Loan.

In connection with completing the acquisition, Mr. Smith was appointed our Vice Chairman and Chief Strategy Officer. In December 2001, he was also appointed as our Chief Financial Officer. Prior to the acquisition, Mr. Smith was NetCel360’s Vice Chairman. As a result of Mr. Smith’s direct ownership interest in NetCel360, he received 10,630 Consideration Shares. At the time of the acquisition, Mr. Smith held $774,632 in principal amount of the Bridge Loan. On June 25, 2001, he surrendered $239,031 in principal amount and accrued interest of the Bridge Loan in exchange for a Series A Convertible Note in principal amount of $239,031. On December 1, 2001, Mr. Smith sold $121,957 in principal and accrued interest of the Bridge Loan for a cash purchase price of $121,957. On December 15, 2001, Mr. Smith then purchased an additional $49,460 in principal and accrued interest of the Bridge Loan from other holders of the Bridge Loan for $49,460 in cash. We discharged our remaining obligations to Mr. Smith under the Bridge Loan on December 18, 2001 by converting the remaining balance of Mr. Smith’s Bridge Loan into 120,578 shares of our common stock in accordance with the terms of the Bridge Loan.

AIIG has informed us that as a result of its direct ownership interest in NetCel360, it received 5,984 Consideration Shares. At the time of the acquisition, AIIG held $294,012 in principal amount of the Bridge Loan. On July 13, 2001, AIIG surrendered $251,160.58 in principal amount and accrued interest of the Bridge Loan in exchange for a Series A Convertible Note in principal amount of $251,160.58. We discharged our remaining obligations to AIIG under the Bridge Loan on December 18, 2001 by converting the remaining balance of AIIG’s Bridge Loan into 11,365 shares of our common stock in accordance with the terms of the Bridge Loan. Mr. Edelson, a member of our Board of Directors, is a controlling person of the managing member of the general partner of the managing member of AIIG.

BAPEF has informed us that as a result of its direct ownership interest in NetCel360, it received 48,306 Consideration Shares. At the time of the acquisition, BAPEF held $409,920 in principal amount of the Bridge Loan. We discharged our obligations to BAPEF under the Bridge Loan on December 18, 2001 by converting the balance of BAPEF’s Bridge Loan into 105,853 shares of our common stock in accordance with the terms of the Bridge Loan. BAPEF beneficially owns more than five percent of our total outstanding shares.

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

The following table sets forth the principal amount of Series A Convertible Notes purchased by each of Mr. Kelly, Mr. Smith, Mr. Cantillon, AIIG, MCP and BAPEF on June 25, 2001.

Purchaser	Series A Convertible Notes
Phillip E. Kelly	$767,414
Dennis M. Smith	$239,031
John G. Cantillon	$1,000,000
Asia Internet Investment Group I, LLC	$251,151
Mercantile Capital Partners I, L.P.	$1,300,000
BAPEF Investments XII Ltd.	$1,000,000

The Series A Convertible Notes noted above are no longer outstanding as they were exchanged for Series 4-A Preferred Stock on October 25, 2002.

On July 12, 2001, we entered into the Series B Agreement pursuant to which we sold exchangeable promissory notes (the “Series B Exchangeable Notes”) and Series B Warrants to a group of purchasers including Mr. Kelly, Mr. Cantillon and BAPEF. The Series B Exchangeable Notes accrued interest at a rate of 10% per annum and were to mature on June 30, 2003. The Series B Warrants have an exercise price of $2.00 per share and expire on July 12, 2006. In addition, the purchasers of the Series B Exchangeable Notes received upon issuance a transaction fee of 2.5% of the total principal amount of their Series B Exchangeable Notes. We used the proceeds from the sale of the Series B Exchangeable Notes and Series B Warrants to secure a letter of credit supporting our reseller arrangements with Gateway Manufacturing, Inc. In accordance with the terms of the Series B Agreement, following the termination of such letter of credit when Gateway terminated those reseller arrangements, we repaid the Series B Exchangeable Notes in full on December 28, 2001. As described further below, Messrs. Kelly and Cantillon each elected to have half of the outstanding balance of their respective Series B Exchangeable Notes, including accrued interest, repaid in cash ($402,630 and $268,419, respectively) and the other half repaid through surrender for Series B-1 Exchangeable Notes, and BAPEF elected to have the entire amount of its Series B Exchangeable Notes repaid through surrender for Series B–1 Exchangeable Notes.

The following table sets forth the principal amount of Series B Exchangeable Notes purchased by each of Mr. Kelly, Mr. Cantillon and BAPEF on July 12, 2001 and the number of shares of common stock issuable upon exercise of the Series B Warrants purchased by them on that date. The Series B Exchangeable Notes are no longer outstanding, as they were repaid in full on December 28, 2001.

Purchaser	Series B Exchangeable Notes	Series B Warrants
Phillip E. Kelly	$768,750	192,187
John G. Cantillon	$512,500	128,125
BAPEF Investments XII Ltd.	$2,050,000	512,500

The Series B Notes and Series B Warrants noted above are also no longer outstanding as they were exchanged for Series 4-A Preferred Stock on October 25, 2002.

On January 31, 2002, pursuant to the Series B-1 Agreement, we issued $2.9 million in principal amount of exchangeable promissory notes (the “Series B-1 Exchangeable Notes”) and Series B-1 Warrants to holders of Series B Exchangeable Notes (including Mr. Kelly, Mr. Cantillon and BAPEF) who elected to surrender some or all of the principal and accrued interest on their respective Series B Exchangeable Notes in exchange for Series B-1 Exchangeable Notes and Series B-1 Warrants. The Series B-1 Exchangeable Notes accrue interest at a rate of 10% per annum and have a maturity date of June 30, 2003. The Series B-1 Exchangeable Notes are convertible into Series A Convertible Notes if the Series B-1 Exchangeable Notes are not repaid prior to August 15, 2002. As noted previously, Series A Convertible Notes are convertible, at the holder’s option, into shares of our Series 3-A Preferred Stock, which, in turn, are convertible, at the holder’s option, into shares of our common stock. Unlike the Series B Exchangeable Notes, the proceeds of the Series B-1 Exchangeable Notes may be used by us for general corporate purposes. The Series B-1 Warrants have an exercise price of $2.00 per share and expire on January 30, 2007.

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

Purchaser	Series B-1 Exchangeable Notes	Series B-1 Warrants
Phillip E. Kelly	$402,629	100,657
John G. Cantillon	$268,420	67,104
BAPEF Investments XII Ltd.	$2,147,357	536,840

The Series B-1 Exchangeable Notes and Series B-1 Warrants noted above are also no longer outstanding as they were exchanged for Series 4-A Preferred Stock on October 25, 2002.

Private Placement and Exchange

On October 25, 2002, we completed a private placement, pursuant to which we issued 3,750 shares of Series 4-A Preferred Stock and warrants to purchase 1,250,000 shares of common stock to CDPQ for a total purchase price of $7.5 million. These warrants have an initial exercise price of US$0.01 per share. These warrants are only exercisable between April 1, 2005 and March 30, 2006 but only if neither of the following has occurred (i) a Liquidity Date (as such term is defined in the warrants) has occurred before January 31, 2005, or (ii) we have achieved specific consolidated net income thresholds. The holders of these warrants will not be entitled to any voting rights or any other rights as a stockholder until they are duly exercised for shares of common stock. As affirmed in a filing with the Securities and Exchange Commission on October 25, 2002, Quilvest, an entity otherwise independent of CDPQ that acquired 750 shares of Series 4-A Preferred Stock in the private placement, and CDPQ have agreed to coordinate their voting and disposition of Series 4-A Preferred Stock.

In connection with the private placement, and as required by CDPQ as a precondition to its purchase, we caused Messrs. Kelly, Smith, Cantillon, BAPEF and MCP, to exchange their holdings of Series A Convertible Notes, Series B Exchangeable Notes, Series B-1 Exchangeable Notes, Series B Warrants, Series B-1 Warrants and Series 2-A Preferred Stock for shares of Series 4-A Preferred Stock, as follows:

•	Mr. Kelly was issued 1,905 shares of Series 4-A Preferred Stock in exchange for (a) $767,414 principal amount of Series A Convertible Notes, (b) $404,629 principal amount of Series B-1 Notes, (c) Series B Warrants to purchase 192,187 shares of common stock and (d) Series B-1 Warrants to purchase 100,657 shares of common stock;

•	Mr. Smith was issued 383 shares of Series 4-A Preferred Stock in exchange for $239,031 principal amount of Series A Convertible Notes;

•	Mr. Cantillon was issued 2,053 shares of Series 4-A Preferred Stock in exchange for (a) $1,000,000 principal amount of Series A Convertible Notes, (b) $268,420 principal amount of Series B-1 Notes, (c) Series B Warrants to purchase 128,125 shares of common stock, and (d) Series B-1 Warrants to purchase 67,104 shares of common stock;

•	BAPEF was issued 5,094 shares of Series 4-A Preferred Stock in exchange for (a) $1,000,000 principal amount of Series A Convertible Notes, (b) $2,147,357 principal amount of Series B-1 Notes, (c) Series B Warrants to purchase 512,500 shares of common stock, and (d) Series B-1 Warrants to purchase 536,840 shares of common stock;

•	MCP was issued 3,387 shares of Series 4-A Preferred Stock in exchange for (a) $1,300,000 principal amount of Series A Convertible Note and (b) 624,025 shares of Series 2-A Preferred Stock; and

•	AIIG was issued 401 shares of Series 4-A Preferred Stock in exchange for $251,151 principal amount of Series A Convertible Note.

The following table sets forth number of shares of Series 4-A Preferred Stock issued to Messrs. Kelly, Smith, Cantillon and BAPEF and MCP in connection with the private placement and exchange consummated on October 25, 2002. Also included are the shares of Series 4-Preferred Stock sold to CDPQ and Quilvest

Name of Holder	Number of Shares of Series 4-A Preferred Stock
Phillip Kelly	1,905
Dennis Smith	383
John Cantillon	2,053
BAPEF Investments XII, Ltd.	5,094
Mercantile Capital Partners I, L.P.	3,387
Asia Internet Investment Group I, LLC	401
Capital International Asia CDPQ Inc.	3,000
Quilvest Asian Equity Ltd.	750

Edelson Compensation Agreement

We have agreed with Mr. Edelson on a director’s compensation agreement pursuant to which, in consideration for his service on our Board of Directors, Mr. Edelson receives an annual service fee of $120,000, which has been paid monthly commencing from June 22, 2001.

In accordance with this agreement, we have paid a total of $106,691 in fees during Fiscal 2003. Also in accordance with this agreement, we granted Mr. Edelson stock options to purchase that number of stock options that would result in him having the right to purchase a number of shares of common stock equal to two percent of our outstanding common stock as of February 15, 2002, calculated on a fully diluted basis (the “Edelson Option”). Pursuant to the Edelson Option, we granted Mr. Edelson stock options to purchase a total of 155,621 shares of our common stock, at an exercise price of $2.00 per share. All of the options granted pursuant to the Edelson Option have fully vested as of March 31, 2003. Finally, in accordance with this agreement we also granted Mr. Edelson an option to purchase 25,000 shares of common stock, with an exercise price of $2.00 per share. All of these options have fully vested as of March 31, 2003.

Employment Agreements

We have employment agreements with each of Messrs. Kelly, Smith, Cantillon and Waverley.

Mr. Kelly is party to an employment agreement with one of our subsidiaries, dated as of January 1, 2003. Under this agreement, Mr. Kelly receives a base salary of $262,800 per year, which increases to $350,400 per year effective August 1, 2003, and is eligible for a target incentive bonus equal to 133.3% (decreases to 100% effective August 1, 2003) of the base salary. This bonus is payable upon achievement of certain targets set by the Compensation Committee. Under previous employment agreements, which were superceded by the present agreement, we were obligated to grant Mr. Kelly that number of stock options that would result in him having the right to purchase a number of shares of common stock equal to four percent of our outstanding common stock, as of February 15, 2002, calculated on a fully diluted basis (the “Kelly Option”). Pursuant to the Kelly Option, we granted Mr. Kelly stock options to purchase a total of 311,241 shares of our common stock, at an exercise price of $2.00 per share. All of the options granted pursuant to the Kelly Option have fully vested as of March 31, 2003. Under the now superceded employment agreements, we also granted Mr. Kelly another option to purchase 87,600 shares of common stock, with an exercise price of $2.00 per share. All of these options have fully vested as of March 31, 2003. Under the current employment agreement, if Mr. Kelly is assigned to a location outside of the United States, Mr. Kelly is eligible for a housing allowance to be determined by prevailing market rates in the city of assignment and as appropriate for CEOs. Alternatively, if Mr. Kelly is assigned within the United States, we must reimburse Mr. Kelly for reasonable travel expenses incurred by his spouse accompanying him on business-related trips to Asia Pacific, up to a maximum of $6,000 per month. We are also obligated to provide him with an executive automobile. Mr. Kelly’s employment agreement has an initial term that expires on June 21, 2003, and renews automatically for one-year periods unless either party gives notice of termination not less than 90 days prior to the end of the existing term. We may terminate Mr. Kelly’s employment agreement with cause upon the happening of certain specified events and the Board of Directors may, at its discretion, terminate Mr. Kelly’s employment upon 90 days notice.

Mr. Smith is party to parallel employment agreements with two of our subsidiaries, each dated as of June 22, 2001. Under these agreements, Mr. Smith receives in the aggregate a base salary of $133,125 per year and is eligible for a target incentive bonus equal to 100% of the aggregate base salary. This bonus is payable upon achievement of certain targets set by the Compensation Committee. Under the agreements, we were obligated to grant Mr. Smith that number of stock options that would result in him having the right to purchase a number of shares of common stock equal to three percent of our outstanding common stock, as of February 15, 2002, calculated on a fully diluted basis (the “Smith Option”). Pursuant to the Smith Option, we granted Mr. Smith stock options to purchase a total of 233,431 shares of our common stock, at an exercise price of $2.00 per share. All of the options granted pursuant to the Smith Option have fully vested as of March 31, 2003. Under the agreements, we also granted Mr. Smith another option to purchase 66,563 shares of common stock, with an exercise price of $2.00 per share. All of these options have fully vested as of March 31, 2003. Under the agreements, we have agreed to reimburse Mr. Smith for all housing expenses up to HK$85,000 per month (approximately $10,900 per month) and all tuition costs of one child. Mr. Smith’s employment agreements have an initial term that expires on June 22, 2003, and renew automatically for one-year periods unless either party gives notice of termination not less than 90 days prior to the end of the existing term. We may terminate Mr. Smith’s employment agreement with cause upon the happening of certain specified events and the Board of Directors may, at its discretion, terminate Mr. Smith’s employment upon 90 days notice.

Mr. Cantillon is party to parallel employment agreements with two of our subsidiaries, each dated January 1, 2003. Under these agreements, Mr. Cantillon receives an aggregate base salary of $153,800 per year, which increases to $205,000 per year effective September 1, 2003, and is eligible for a target incentive bonus equal to 100% of the aggregate base salary. This bonus is payable upon achievement of certain targets set by the Compensation Committee. We also provide Mr. Cantillon with a housing reimbursement of $3,000 per month. Mr. Cantillon’s employment agreements each have an initial term that expires on January 1, 2005, and renew automatically for one-year periods unless either party gives notice of termination not less than 90 days prior to the end of the existing term. We may terminate Mr. Cantillon’s employment agreements with cause upon the happening of certain specified events and the Board of Directors may, at its discretion, terminate Mr. Cantillon’s employment upon 90 days notice.

Mr. Waverley is party to an employment agreement with one of our subsidiaries, dated as of August 15, 2002. Under this agreement, Mr. Waverley receives a base salary of $200,000 per year and is eligible for a target incentive bonus equal to 75% of the aggregate base salary. This bonus is payable upon achievement of certain targets set by the Compensation Committee. Under his employment agreement, Mr. Waverley was also issued options to purchase 137,500 shares of common stock, that vest over three years with an exercise price of $2.20, the fair market value at the time of grant. We also provide Mr. Waverley with an international consultant to advise him on his income tax preparation and to prepare his annual tax returns. Mr. Waverley’s employment agreement has an initial term that expires on August 15, 2005, and renews automatically for one-year periods unless either party gives notice of termination not less than 90 days prior to the end of the existing term. We may terminate Mr. Waverley’s employment agreement with cause upon the happening of certain specified events and the Board of Directors may, at its discretion, terminate Mr. Waverley’s employment upon 90 days notice. In the event Mr. Waverley is terminated other than for Actual Cause (as defined), his options continue to vest for a six-month period following the date of such termination. Further, in the case where Mr. Waverley terminates his employee for certain specified reasons within the first year his options shall continue to vest for a one-year period following the date of termination. In these instances, termination other than for Actual Cause or by Mr. Waverley for specified reasons within the first year, Mr. Waverley is also entitled to a lump sum termination payment equal to expenses, vacation pay and bonus awarded but not paid owed Mr. Waverley through the separation date plus 25% of his then base salary.

EXHIBIT INDEX

Exhibit No.	Description

10.22	Letter Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003

10.23	Letter Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (together with Exhibits 10.20, 10.21 and 10.22)

21.1	Subsidiaries of Vsource, Inc.

99.1	Section 906 Sarbanes-Oxley Act of 2002 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vsource, Inc.

Date: May 30, 2003	/s/ PHILLIP E. KELLY Phillip E. Kelly Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ PHILLIP E. KELLY Phillip E. Kelly	Chairman of the Board and Chief Executive Officer	May 30, 2003

/s/ DENNIS M. SMITH Dennis M. Smith	Vice Chairman of the Board, Chief Financial Officer and Chief Strategy Officer (Principal Financial Officer)	May 30, 2003

/s/ JOHN WRIGHT John Wright	Vice President (Principal Accounting Officer)	May 30, 2003

I. Steven Edelson	Director	May , 2003

/s/ JEAN SALATA Jean Salata	Director	May 30, 2003

/s/ ROBERT N. SCHWARTZ Robert N. Schwartz	Director	May 30, 2003

/s/ BRUNO SEGHIN Bruno Seghin	Director	May 28, 2003

CERTIFICATIONS

I, Phillip E. Kelly, Chief Executive Officer of Vsource, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Vsource, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

By:	/s/ PHILLIP E. KELLY
Phillip E. Kelly Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Dennis M. Smith, Chief Financial Officer of Vsource, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Vsource, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: May 30, 2003

By:	/s/ DENNIS M. SMITH
Dennis M. Smith Chief Financial Officer (Principal Financial Officer)