Form 10-Q
period 2003-04-30
VSOURCE INC
filed 2003-06-16
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Number of shares of common stock outstanding as of May 31, 2003	1,863,084
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of May 31, 2003	1,275,955
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of May 31, 2003	367,336
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of May 31, 2003	17,364

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	April 30, 2003	January 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,505	$11,152
Restricted cash	151	150
Accounts receivable, net	1,309	1,522
Inventory	420	490
Prepaid expenses	227	337
Other current assets	1,273	1,262

Total current assets	13,885	14,913
Property and equipment, net	4,462	4,974
Restricted cash, non-current	250	250

Total assets	$18,597	$20,137

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,038	$1,134
Accrued expenses	3,316	3,333
Advances from customers, current	1,237	1,229

Total current liabilities	5,591	5,696
Advances from customer, non-current	600	900

Total long-term liabilities	600	900

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	April 30, 2003	January 31, 2003
	(Unaudited)
Commitments and contingencies (note 9)
Non-redeemable Preferred Stock
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 1,275,955 shares issued and outstanding as of April 30 and January 31, 2003) (Aggregate liquidation value is $ 3,190 as of April 30 and January 31, 2003)	3,140	3,140
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 367,336 shares issued and outstanding as of April 30 and January 31, 2003) (Aggregate liquidation value is $ 2,355 as of April 30 and January 31, 2003)	2,228	2,228

	5,368	5,368
Redeemable Preferred Stock
Preferred stock Series 4-A ($0.01 par value, 25,000 shares authorized; 17,364 and 17,442 shares issued and outstanding as of April 30 and January 31, 2003, respectively) (Aggregate liquidation value is $34,728 and $34,884 as of April 30 and January 31, 2003, respectively) (Aggregate redemption value is $52,092 and $52,326 as of April 30 and January 31, 2003, respectively)	5,424	2,728

Total preferred stock	10,792	8,096

Sharesholders’ equity
Common stock ($0.01 par value, 500,000,000 shares authorized; 1,863,084 and 1,785,094 shares issued and outstanding as of April 30 and January 31, 2003, respectively)	19	18
Additional paid-in capital	85,506	85,424
Deferred stock based compensation	(38)	(94)
Accumulated deficit	(83,945)	(79,740)
Other comprehensive income (loss)	72	(163)

Total shareholders’ equity	1,614	5,445

Total liabilities, preferred stock and shareholders’ equity	$18,597	$20,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended April 30,
	2003	2002
Revenue from
Services	$4,558	$7,627
Products	150	73

	4,708	7,700

Costs and expenses:
Cost of revenue from
Services	2,371	3,897
Products	98	115

	2,469	4,012
Selling, general and administrative expenses	3,625	4,136
Amortization of stock-based compensation	56	513
Insurance proceeds from loss of inventory	—	(464)

Total costs and expenses, net	6,150	8,197

Operating loss	(1,442)	(497)
Interest income	16	17
Interest expense	—	(184)
Non-cash beneficial conversion feature expense	—	(474)

Net loss	$(1,426)	$(1,138)

Net loss available to common shareholders (see Note 5)	$(4,205)	$(1,138)

Basic and diluted weighted average number of common shares outstanding (see Note 6)	1,838,111	1,700,432

Basic and diluted net loss per share available to common shareholders (see Note 6)	$(2.29)	$(0.67)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended April 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,426)	$(1,138)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	590	763
Interest expense	—	184
Bad debt writeback	—	(10)
Loss on disposal of property and equipment	2	72
Amortization of stock-based compensation	56	513
Amortization of beneficial conversion feature on convertible debt	—	474
Changes in working capital components	136	667

Net cash (used in) provided by operating activities	(642)	1,525
Cash flows from investing activities:
Purchase of property and equipment	(45)	(221)
Proceeds from sale of property and equipment	—	150

Net cash used in investing activities	(45)	(71)
Cash flows from financing activities:
Proceeds from borrowings	—	50

Net cash provided by financing activities	—	50
Effect of exchange rates on cash	40	(158)

Net increase (decrease) in cash and cash equivalents	(647)	1,346
Cash and cash equivalents at beginning of period	11,152	4,753

Cash and cash equivalents at end of period	$10,505	$6,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc. (“Vsource” or the “Company”) as of April 30, 2003 and January 31, 2003 and for the three month periods ended April 30, 2003 and 2002, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto for the year ended January 31, 2003. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein. Certain prior period information has been reclassified to conform to the current period presentation.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

The Company had an accumulated deficit of approximately $83.95 million as of April 30, 2003 that has been funded primarily through issuances of debt and equity securities. The Company has sustained operating losses since inception. During the three months ended April 30, 2003, the Company used net cash of $0.64 million from operating activities and $0.05 million in investing activities that resulted in a decrease in cash of $0.65 million. Nonetheless, the Company’s management believes that the Company has adequate funding from recent financings for it to continue in operation for at least 12 months. Therefore, the Company has prepared its financial statements on a going concern basis.

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

Concentration of Revenue/Credit Risk

For the three months ended April 30, 2003, one customer, Gateway Japan Inc. (“Gateway”), accounted for 68% of total revenue. No other customer accounted for more than 10% of revenue during the three months ended April 30, 2003. The revenue from Gateway is expected to fall over time as the installed base of Gateway’s customers under warranty declines. The Company believes that the resulting concentration of credit risk in accounts receivables is substantially mitigated by its ongoing credit evaluation process and the high level of creditworthiness of its customers. The Company performs ongoing credit evaluations of its customers and sets conditions and limits the amount of credit extended when deemed necessary. The Company generally does not require collateral from its customers.

As of April 30, 2003, Gateway, accounted for 72% of accounts receivable. As of January 31, 2003, the same customer, Gateway, accounted for 79% of accounts receivable. In addition, as of April 30, 2003, the Company had a customer advance balance of $1.8 million from Gateway which is used to offset outstanding accounts receivable from Gateway at a monthly rate through October 2004.

2.	Recent Accounting Pronouncements

On April 30 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 30, 2002. Among other provisions, SFAS 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company has adopted SFAS 145 with effect from this fiscal year.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. Vsource has decided not to adopt the fair value method of accounting for stock-based compensation but has complied with the required disclosure of the pro forma effect (See Note 8).

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

3.	Other Current Assets

	April 30, 2003	January 31, 2003
	(in thousands)
Other current assets:
Deferred costs	$739	$590
Deposits	493	328
Other receivables	41	344

	$1,273	$1,262

4.	Restricted Cash

Restricted cash represents deposits with a bank to secure standby letters of credit established for the benefit of certain customers.

5.	Net Loss Available to Common Shareholders

The following table is a calculation of net loss available to common shareholders:

	Three months ended April 30,
	2003	2002
	(in thousands)
Net loss	$(1,426)	$(1,138)
Less: Deemed non-cash dividend to preferred shareholders	(2,779)	—

Net loss available to common shareholders	$(4,205)	$(1,138)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$2.78 million was recorded as deemed dividend to preferred shareholders as a result of both the amortization of beneficial conversion feature and the accretion of the redemption value on the Series 4-A convertible preferred stock issued in the fiscal year ended January 31, 2003.

6.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrant to purchase common stock as computed using the treasury stock method. Because the Company had a net loss for the three months ended April 30, 2003 and 2002, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

7.	Comprehensive Loss

The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended April 30,
	2003	2002
	(in thousands)
Net loss	$(4,205)	$(1,138)
Other comprehensive income (loss)
Foreign currency translations	$235	$(158)

Comprehensive loss	$(3,970)	$(1,296)

8.	Stock-Based Compensation

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

	Three months ended April 30,
	2003	2002
	(in thousands, except per share data)
Net loss as reported	$(1,426)	$(1,138)
Add: Stock-based employee compensation expense included in reported net income	56	513
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(604)	(1,146)

Net loss	$(1,974)	$(1,771)

Basic and diluted net loss available to common shareholders per share
As reported	$(2.29)	$(0.67)
Pro forma	$(2.59)	$(1.04)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Contingencies

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

10.	Segment Data

The Company generally offers its services as comprehensive solutions and manages its sales and operations to deliver these solutions. The Company’s business segments are organized into four solutions: warranty solutions, including comprehensive warranty and after-sales service and support; human resource solutions; sales solutions; and Vsource Foundation SolutionsTM, which are general business process outsourcing solutions, including customer relationship management (CRM), supply chain management (SCM) and financial administration, delivered on a stand-alone basis rather than as components in an integrated solution.

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

The following table sets forth summary information by segment for the three-month periods ended April 30, 2003 and 2002:

	Three months ended April 30, 2003
	Segment Revenue	Segment Gross Margin
	(in thousands)
Warranty solutions	$3,323	$1,960
Human resource solutions	246	(114)
Vsource Foundation Solutions	400	120
Sales solutions	739	273

Total	$4,708	$2,239

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended April 30, 2002
	Segment Revenue	Segment Gross Margin
	(in thousands)
Warranty solutions	$6,742	$3,555
Human resources solutions	154	(83)
Vsource Foundation Solutions	409	129
Sales solutions	395	87

Total	$7,700	$3,688

A reconciliation of consolidated segment gross margin to consolidated loss for the three month periods ended April 30, 2003 and 2002 is as follows:

	Three months ended April 30,
	2003	2002
	(in thousands)
Consolidated segment gross margin	$2,239	$3,688
Consolidated selling, general and administrative expenses	(3,625)	(4,136)
Amortization of stock-based compensation	(56)	(513)
Insurance proceeds from loss of inventory	—	464
Interest expense and interest income	16	(167)
Non cash beneficial conversion feature expense	—	(474)

Net loss	$(1,426)	$(1,138)

11.	SUBSEQUENT EVENTS

On June 12, 2003, the Company entered into a merger agreement with TEAM America, Inc., a business process outsourcing company specializing in human resources based in the United States. Under the terms and conditions of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company will merge with a wholly-owned subsidiary of TEAM America and stockholders of Vsource will receive newly issued shares of TEAM America common stock based on the following exchange ratios:

•	3.10 shares of TEAM America common stock for each share of Vsource common stock;

•	1.172 shares of TEAM America common stock for each share of Vsource’s Series 1-A convertible preferred stock;

•	1.398 shares of TEAM America common stock for each share of Vsource’s Series 2-A convertible preferred stock; and

•	3,100 shares of TEAM America common stock for each share of Vsource’s Series 4-A convertible preferred stock.

Assuming consummation of the merger agreement and based on the unadjusted exchange ratios, the Company’s stockholders will own approximately 80% and TEAM America stockholders approximately 20% of the merged company, which will operate under the name Vsource Corp. The merger agreement provides, however, that these exchange ratios may be increased by up to 24% based on the outcome of a review of certain due diligence matters, which could change the post-closing ownership of the merged company to up to 83% held by our stockholders and down to 17% held by TEAM America stockholders. The transaction is expected to be tax-free to stockholders of both companies for U.S. federal income tax purposes.

The merger is expected to close in the third quarter of 2003. Completion of the transaction is subject to a number of closing conditions, including restructuring of TEAM America’s credit facility, recapitalization of TEAM America’s Class A Preferred Stock, related warrants and bridge notes, reincorporation of TEAM America from Ohio to Delaware, agreement on any proposed changes in the exchange ratios as described above and satisfaction of customary closing conditions, including obtaining the necessary TEAM America and Vsource stockholder approval. A copy of the merger agreement, including certain exhibits, was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2003.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risk that reliance on one client and the expectation that revenues from this client will decline significantly, inability to repay the debt that we have incurred, a potential requirement to redeem our Series 4-A convertible preferred stock if we fail to meet certain conditions by March 31, 2006, our limited experience in the business process outsourcing business, the new and unproven market for business process outsourcing services in the Asia-Pacific region, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructure disruptions, dependence on a small number of vendors and service providers, litigation, competition, and other factors discussed in our other Securities and Exchange Commission (the “SEC”) filings, including our registration statement on Form S-2 filed with the SEC on May 20, 2003, and any amendments thereto, our post-effective amendment on Form S-2 to our registration statement on Form S-3 filed with the SEC on May 20, 2003, and our Annual Report on Form 10-K, and any amendments thereto, for the fiscal year ended January 31, 2003.

RECENT DEVELOPMENTS

On June 12, 2003, we entered into a merger agreement with TEAM America, Inc., a business process outsourcing company specializing in human resources based in the United States. Under the terms and conditions of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, we will merge with a wholly-owned subsidiary of TEAM America and our stockholders will receive newly issued shares of TEAM America common stock based on the following exchange ratios:

•	3.10 shares of TEAM America common stock for each share of our common stock;

•	1.172 shares of TEAM America common stock for each share of our Series 1-A convertible preferred stock;

•	1.398 shares of TEAM America common stock for each share of our Series 2-A convertible preferred stock; and

•	3,100 shares of TEAM America common stock for each share of our Series 4-A convertible preferred stock.

Assuming consummation of the merger agreement and based on the unadjusted exchange ratios, our stockholders will own approximately 80% and TEAM America stockholders approximately 20% of the merged company, which will operate under the name Vsource Corp. The merger agreement provides, however, that these exchange ratios may be increased by up to 24% based on the outcome of a review of certain due diligence matters, which could change the post-closing ownership of the merged company to up to 83% held by our stockholders and down to 17% held by TEAM America stockholders. The transaction is expected to be tax-free to stockholders of both companies for U.S. federal income tax purposes. Stockholders representing over 70% of TEAM America’s common stock and more than 80% of our common stock, on a fully converted basis, have agreed to vote their shares in favor of the merger.

The merger is expected to close in the third quarter of 2003. Completion of the transaction is subject to a number of closing conditions, including restructuring of TEAM America’s credit facility, recapitalization of TEAM America’s Class A Preferred Stock, related warrants and bridge notes, reincorporation of TEAM America from Ohio to Delaware, agreement on any proposed changes in the exchange ratios as described above and satisfaction of customary closing conditions, including obtaining the necessary TEAM America and our stockholder approval. Upon completion of the merger, Vsource Corp. is expected, if necessary, to effect a reverse stock split in order to meet the Nasdaq SmallCap Market’s minimum bid price for an initial listing. A copy of the merger agreement, including certain exhibits, was attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2003.

OVERVIEW

Our fiscal year ends on January 31 of the following calendar year. Unless otherwise indicated, references to “2003” and “2004” relate to the fiscal years ended January 31, 2003 and 2004, respectively, rather than calendar years.

For the quarter ended April 30, 2003, revenues decreased by 38.9% to $4.71 million from $7.70 million for the same year-ago period. Most of our revenues during this quarter were generated from the provision of warranty solutions to Gateway Japan Inc. (“Gateway”) under a three-year support services agreement (the “Gateway Support Agreement”) to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. Because Gateway terminated its operations in the region in 2001 and therefore is not selling any new products in Asia, revenues from the Gateway Support Agreement are declining sequentially as the installed base of end users who will be covered by Gateway’s warranties declines over time. The outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia during the first quarter of 2004 disrupted the operations of clients and prospective clients, and impeded the ability of our sales staff to meet with prospective clients, adversely affecting our ability to expand opportunities with existing clients and acquire new clients to offset the declining revenues from Gateway.

Our costs of revenues for the first quarter of 2004 decreased by $1.54 million, or 38.5%, to $2.47 million from $4.01 million in the first quarter of 2003, as we were generally successful in reducing operating costs in line with reductions in revenues. However, our operating loss increased by 190.1% from $0.50 million during the first quarter of 2003 to $1.44 million in the first quarter of 2004, exceeding the rate of decline in our revenues, as we were unable to reduce our selling, general and administrative expenses as quickly as our revenues. However, excluding insurance proceeds of $0.46 million that were received during the first quarter of 2003, operating losses would have increased by only 50.1%, from $0.96 million in the first quarter of 2003 to $1.44 million in the first quarter of 2004.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended April 30,
	2003	2002
Revenue from
Services	$4,558	7,627
Products	150	73

	4,708	7,700
Revenue from
Warranty solutions	3,323	6,742
Human resource solutions	246	154
Vsource Foundation Solutions	400	409
Sales solutions	739	395

	4,708	7,700

Cost and expenses:
Cost of revenue from
Services	2,371	3,897
Products	98	115

	2,469	4,012
Cost of revenue from
Warranty solutions	1,363	3,187
Human resource solutions	360	237
Vsource Foundation Solutions	280	280
Sales solutions	466	308

	2,469	4,012

Selling, general and administrative expenses	3,625	4,136
Amortization of stock-based compensation	56	513
Insurance proceeds in respect of loss of inventory	—	(464)

Total costs and expenses, net	6,150	8,197

Operating loss	(1,442)	(497)
Interest income	16	17
Interest expense	—	(184)
Non-cash beneficial conversion feature expense	—	(474)

Net loss	$(1,426)	$(1,138)

Net loss available to common shareholders	$(4,205)	$(1,138)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – THREE MONTHS ENDED APRIL 30, 2003, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2002

REVENUE

During the first quarter of 2004, revenue was derived from business process outsourcing solutions: warranty solutions, human resource solutions, Vsource Foundation Solutions and sales solutions. Revenue from sales solutions included revenue from sales of products and services.

Revenue decreased to $4.71 million for the first quarter of 2004, from $7.70 million for the same period one year ago, a decrease of $2.99 million or 38.9%. Services revenue decreased 40.2% in the first quarter of 2004 to $4.56 million compared to $7.63 million from the same period a year ago, while product revenue increased 105.5% to $0.15 million compared to $0.07 million from the same period a year ago. Although some components of our services increased during this period, they were not enough to off-set a decline in revenues from our warranty solutions. Our ability to expand opportunities with existing clients and acquire new clients to offset the declining warranty solutions revenues was hampered by the outbreak of SARS in the Asia-Pacific region during the first quarter of 2004, as the operations of clients and prospective clients were disrupted and it became more difficult for our sales staff to meet with prospective clients.

The principal cause of the decline in services revenues was a decline in warranty solutions revenues, which decreased by 50.7% to $3.32 million in the first quarter of 2004 from $6.74 million in the same year-ago period. In the first quarter of 2004, revenues from warranty solutions represented 72.9% of our services revenues and 70.6% of our total revenue, compared to 88.4% of our services revenues and 87.6% of our total revenues in the first quarter of 2003. Almost all of our warranty solutions revenues were generated under the Gateway Support Agreement to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. Because Gateway terminated its operations in the region in 2001 and therefore is not selling any new products in Asia, revenues from the Gateway Support Agreement are declining sequentially as the installed base of end users who will be covered by Gateway’s warranties declines over time.

The decline in warranty solutions revenues was partially off-set by increases in revenues from human resource solutions and sales solutions. In the first quarter of 2004, human resource revenues increased by 59.7% from $0.15 million in the first quarter of 2003 to $0.25 million in the first quarter of 2004, as we continued to ramp up payroll solutions for existing clients such as Agilent and began delivering claims reimbursement solutions to new clients such as EMC. Revenues from human resource solutions represented 5.2% of our total revenues in the first quarter of 2004, compared to 2.0% in the first quarter of 2003.

Vsource Foundation Solutions revenues remained stable, as we generated revenues of $0.40 million in the first quarter of 2004, in line with the first quarter of 2003. We continued to deliver customer relationship management services to clients such as Network Appliance and ABN AMRO.

In the first quarter of 2004, revenues from sales solutions increased by 87.1% to $0.74 million from $0.40 million in the first quarter of 2003, increasing from 5.1% of our total revenues in the first quarter of 2003 to 15.7% in the first quarter of 2004. Sales solutions revenues are comprised of service revenues and product revenues. Sales solutions generated service revenues of $0.60 million in the first quarter of 2004, compared to $0.32 million in the same year-ago period. This 82.9% increase was primarily attributable to increased sales of extended warranties and out-of-warranty repairs of Gateway products, as the number of end users covered by their original warranty from Gateway declined. Sales solutions generated product revenues of $0.15 million in the first quarter of 2004, compared to $0.07 million in the same year-ago period. This 105.5% increase was principally attributable to our sale of Palm products following our appointment as an authorized Palm telesales agent in December 2002 and higher prices charged for replacement parts sold to out-of-warranty Gateway end users in the first quarter of 2004.

COST OF REVENUE

During the first quarter of 2004, cost of revenues consisted primarily of employee-related costs, subcontracting costs, and parts and repair costs associated with providing customers with goods and services. Other cost of revenue included freight, duties, telecommunications and onsite support. In accordance with our deferred revenue treatment on set-up revenues generated from implementation of our solutions, we also defer the costs relating to such set-ups and amortize those costs for a period identical to the period for which revenue is deferred. Therefore, there can be a timing difference between when the costs are actually incurred, from when they are recognized.

In general, we were successful in reducing operating costs in line with reduced revenues. Cost of revenues for the first quarter of 2004 decreased to $2.47 million from $4.01 million for the same year-ago period, a decrease of $1.54 million, or 38.5%, which matched the 38.9% decline in our total revenues during these periods. Services cost of revenue decreased 39.2% in the first quarter of 2004 to $2.37 million, which was slightly less than the 40.2% decline in service revenues during the same periods, while product cost of revenue declined 14.8% to $0.10 million, compared to an increase of 105.5% in product revenues. The decrease in product cost of revenue, even though product revenues increased significantly, was due to lower prices paid by us for the replacement parts that we in turn sold to out-of-warranty Gateway end users.

Total cost of revenues in the first quarter of 2004 represented 52.4% of total revenues, which was in line with the same period a year ago. Cost of services revenues in the first quarter of 2004 represented 50.4% of our total revenues and 52.0% of service revenues, remaining consistent with the percentages in the same period a year ago. Cost of products revenues in the first quarter of 2004 represented 2.1% of our total revenues, a slight increase from 1.5% in the same period a year ago.

In the first quarter of 2004, cost of revenues from warranty solutions represented 41.0% of same-segment revenues and 29.0% of our total revenues, compared to 47.3% and 41.4%, respectively, in 2003. The decreases in cost as a percentage of same-segment revenue and total revenue reflected our ability to run our warranty solutions business more efficiently and reduce costs, particularly sub-contractor costs, quickly as warranty solutions revenues declined.

Cost of revenues from human resource solutions constituted 146.3% of same segment revenues and 7.6% of total revenues in the first quarter of 2004, compared to 153.9% and 3.1%, respectively, in the same period in 2003. The fact that cost of revenues exceeded same-segment revenues was the result of our continued build-out of infrastructure and operations to support this line of business. The decrease in cost as a percentage of same-segment revenue, however, demonstrated that we were able to benefit from economies of scale resulting from providing our solutions to a larger base of clients, while the increase in cost as a percentage of total revenue reflected the growth in human resource revenues as a percentage of total revenues.

In the first quarter of 2004, cost of revenues from Vsource Foundation Solutions represented 70.0% of same-segment revenues and 5.9% of our total revenues, compared to 68.5% and 3.6%, respectively, in the same period in 2003. The increase in cost as a percentage of total revenues reflected the growth of Foundation solutions in our revenue composition.

Cost of revenues from sales solutions constituted 63.1% of same-segment revenues and 9.9% of total revenues in the first quarter of 2004, compared to 78.0% and 4.0%, respectively, in the same period in 2003. The decrease in cost as a percentage of same-segment revenues was the result of the reduced costs to service the one-time fix revenue in sales solutions, while the increase in cost as a percentage of total revenue reflected the growth in sales solutions as a percentage of total revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the first quarter of 2004, selling, general and administrative expenses consisted primarily of employee-related costs, such as salaries of administrative and support personnel, benefits and commissions; travel expenses, recruitment expenses, promotional and advertising expenses, insurance premiums, rental and costs relating to certain other third-party professional services. Our selling, general and administrative expenses in the first quarter of 2004 were mainly comprised of employee-related expenses of $1.65 million, outside professional services expenses of $0.32 million, depreciation of $0.39 million, rental of $0.21 million and insurance expenses of $0.20 million.

Selling, general and administrative expenses decreased to $3.63 million for the first quarter of 2004 from $4.14 million for the same period in 2003, a decrease of $0.51 million or 12.4%. During the first quarter of 2004, selling, general and administrative expenses represented 77.0% of total revenues, compared to 53.7% during the first quarter of 2003. Although we were able to reduce these expenses to some degree, the rate of decline did not match the rate of decline in either our total revenues or in our cost of revenues, as we believed that maintaining our current levels of sales and marketing staff and senior management was important to acquiring new revenues to replace the declining revenues from our warranty solutions business.

INSURANCE PROCEEDS IN RESPECT OF LOSS OF INVENTORY

Insurance proceeds of $0.46 million were received in the first quarter of 2003 in respect of inventory stolen from our warehouse in Malaysia in January 2002.

INTEREST EXPENSE

Interest expense for the first quarter of 2004 was $0 compared to $0.18 million in the same period a year ago. The reduction was due to the extinguishment of Series A convertible notes and Series B-1 exchangeable notes, on which 10% per annum interest was payable, during the third and fourth quarters of 2003. As of the end of the first quarter of 2004, we had no outstanding interest-bearing debt.

NON-CASH BENEFICIAL CONVERSION FEATURE EXPENSE

We did not incur any non-cash beneficial conversion feature expense during the first quarter of 2004 as compared to $0.47 million the same period a year ago. This expense arose from our issuance of Series A convertible notes and Series B-1 exchangeable notes, which were convertible into our common stock at a price below the fair market value of our common stock on the respective commitment dates of the securities. This expense was recognized in accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”. The Series A convertible notes and Series B-1 exchangeable notes were extinguished during the third and fourth quarters of 2003.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The weighted average number of shares of 1,838,111 for the first quarter of 2004 increased from 1,700,432 for the first quarter of 2003, an increase of 137,679 shares. These increases mainly resulted from the conversion of Series 1-A convertible preferred stock into 45,736 shares of common stock and conversion of Series 4-A convertible preferred stock 4-A into 78,000 shares of common stock during the first quarter of 2004.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION – AT APRIL 30, 2003, COMPARED TO JANUARY 31, 2003:

CASH AND CASH EQUIVALENTS

As of April 30, 2003, cash and cash equivalents totaled $10.51 million, down $0.64 million from $11.15 million at January 31, 2003. This decrease in cash and cash equivalents was mainly due to net cash used in operations of $0.64 million for the three months ended April 30, 2003.

ACCOUNTS RECEIVABLE

As of April 30, 2003, accounts receivable totaled $1.31 million, a decrease of $0.21 million from $1.52 million at January 31, 2003. This decrease was due primarily to declining revenues, but was also attributable to quicker payment of outstanding accounts receivable by our major customers.

INVENTORIES

As of April 30, 2003, inventories amounted to $0.42 million, down from $0.49 at January 31, 2003. Inventories consisted mainly of parts purchased for use in providing warranty solutions in connection with the Gateway Support Agreement and for sale in connection with our sales solutions business. Inventories are generally determined using the last-in-first-out (LIFO) method.

PREPAID EXPENSES

As of April 30, 2003, prepaid expenses totaled $0.23 million, down $0.11 million from $0.34 million at January 31, 2003, a decrease of 32.6%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance to expense over the period of insurance coverage.

PROPERTY AND EQUIPMENT, NET

As of April 30, 2003, net book value of property and equipment totaled $4.46 million, a decrease of $0.51 million from $4.97 million at January 31, 2003. The decrease was due principally to depreciation charge during the three months ended April 30, 2003, but was also attributable to reduced spending on property and equipment—$0.05 million in the first quarter of 2004 compared to $0.22 million spent in the same period a year ago—as our core infrastructure build-out was substantially complete and most new spending was incurred only as incremental new capacity became required to support new clients.

ACCOUNTS PAYABLE

As of April 30, 2003, accounts payable were $1.04 million, a decrease of $0.09 million from $1.13 million at January 31, 2003. The decrease was due to reduction in expenses as compared to the previous quarter as we reduced operating costs in line with reduced revenues.

ADVANCE FROM CUSTOMERS – NON CURRENT

As of April 30, 2003, advance from customers totaled $0.60 million, a decrease of $0.30 million at January 31, 2003 due to the offset of the advance against outstanding receivables.

SERIES 4-A CONVERTIBLE PREFERRED STOCK

As of April 30, 2003, the carrying value of our outstanding Series 4-A convertible preferred stock was $5.42 million, up from $2.73 million as at January 31, 2003. This was due to the amortization of deemed discount on the beneficial conversion feature and accretion of redemption value of the Series 4-A convertible preferred stock. During the first quarter of 2004, 78 shares of Series 4-A convertible preferred stock were converted into 78,000 shares of common stock.

OTHER COMPREHENSIVE INCOME

As of April 30, 2003, other comprehensive income was $0.07 million, up $0.23 million from a loss of $0.16 million at January 31, 2003. This was mainly due to the strengthening of the inter-bank rate of Malaysian Ringgit against the United States Dollar on the last day of the quarter, resulting in a translation gain on conversion of our Malaysian subsidiary’s books to United States Dollars.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $10.51 million as of April 30, 2003, as compared to $11.15 million at January 31, 2003, a decrease of $0.64 million or 5.8%. As of April 30, 2003, we had working capital of $8.29 million. To date, we have financed our operations primarily through preferred stock financing and issuances of debt. For the three months ended April 30, 2003, we did not generate positive cash flow from operating activities.

Net cash used by operating activities was $0.64 million for the first three months of 2004, as compared to $1.53 million for the same period one year ago. The $0.64 million in cash used by operating activities consisted of $0.78 million in operating loss after adjustment for non-cash items. Changes in working capital contributed a positive $0.14 million to operating cash flow. As of April 30, 2003, the only significant contractual obligations or commercial commitments outstanding consisted of our future minimum facility lease commitments, which totaled $0.95 million in aggregate, of which $0.35 million will be paid out in 2004, $0.46 million in 2005, $0.11 million in 2006 and $0.03 million thereafter.

We have no off-balance sheet arrangements that could significantly reduce our liquidity. Management believes that we have adequate funding for existing operations for at least the next 12 months.

On June 12, 2003, we entered into a merger agreement with TEAM America Inc., a business process outsourcing company specializing in human resources based in the United States. The merger will be a reverse acquisition by Vsource of TEAM America, with TEAM America being the legal acquiror but Vsource being the accounting acquiror. As a result of the merger, the scope of our human resources solutions will be expanded to include small to medium-sized companies in the United States.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks affecting Vsource, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of Vsource’s Annual Report on Form 10-K, and amendments thereto, for the year ended January 31, 2003. Our exposure to market risk has not changed materially since January 31, 2003.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of a date within 90 days of the filing of this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that they are unaware of any reason to believe that the Company’s disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are not effective.

(b) Changes in Internal Controls: There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) EXHIBITS:

10.22	Services Agreement by and between Vsource (Malaysia) Sdn Bhd and TEAM America, Inc. dated as of May 1, 2003.
99.1	906 Sarbanes-Oxley Act of 2002 Certification

(b) REPORTS ON FORM 8-K

1.	On April 8, 2003, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing our financial results for the year ended January 31, 2003.

2.	On April 28, 2003, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing that one of our Directors had resigned.

3.	On June 13, 2003, we filed a Current Report on Form 8-K announcing that we had entered into a merger agreement with TEAM America, Inc.

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

Date: June 16, 2003

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

Date: June 16, 2003

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

Date: June 16, 2003

By:	/s/ DENNIS M. SMITH
Dennis M. Smith Chief Financial Officer (Principal Financial Officer)