Form 10-Q
period 2003-07-31
VSOURCE INC
filed 2003-09-15
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NO.: 000-30326

VSOURCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0557617
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7855 Ivanhoe Avenue Suite 200, La Jolla, California	92037-4508
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 551-2920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares of common stock outstanding as of August 31, 2003	1,968,447
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of August 31, 2003	1,060,159
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of August 31, 2003	365,445
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of August 31, 2003	17,364

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	July 31, 2003	January 31, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,455	$11,152
Restricted cash	150	150
Accounts receivable, net	1,796	1,522
Inventory	336	490
Prepaid expenses	367	337
Other current assets (note 4)	2,192	1,262

Total current assets	12,296	14,913

Property and equipment, net	3,942	4,974
Restricted cash, non-current	500	250
Other assets	558	—

Total assets	$17,296	$20,137

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$860	$1,134

Accrued expenses	4,278	3,333
Advances from customers, current	1,206	1,229

Total current liabilities	6,344	5,696

Advances from customer, non-current	300	900

Total long-term liabilities	300	900

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	July 31, 2003	January 31, 2003
	(Unaudited)
Commitments and contingencies (note 12)

Non-redeemable Preferred Stock
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 1,120,501 and 1,275,955 shares issued and outstanding as of July 31 and January 31, 2003, respectively)
(Aggregate liquidation value is $ 2,801 and $3,190 as of July 31 and January 31, 2003, respectively)	2,758	3,140

Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 365,445 and 367,336 shares issued and outstanding as of July 31 and January 31, 2003, respectively)
(Aggregate liquidation value is $ 2,343 and $2,355 as of July 31 and January 31, 2003, respectively)	2,217	2,228

	4,975	5,368

Redeemable Preferred Stock
Preferred stock Series 4-A ($0.01 par value, 25,000 shares authorized; 17,364 and 17,442 shares issued and outstanding as of July 31 and January 31, 2003, respectively)	8,280	2,728
(Aggregate liquidation value is $34,728 and $34,884 as of July 31 and January 31, 2003, respectively)
(Aggregate redemption value is $52,092 and $52,326 as of July 31 and January 31, 2003, respectively)

Total preferred stock	13,255	8,096

Shareholders’ (deficit) equity:
Common stock ($0.01 par value, 500,000,000 shares authorized; 1,945,639 and 1,785,094 shares issued and outstanding as of July 31 and January 31, 2003, respectively)	19	18
Additional paid-in capital	85,934	85,424
Deferred stock based compensation	—	(94)
Accumulated deficit	(88,497)	(79,740)
Other comprehensive loss	(59)	(163)

Total shareholders’ (deficit) equity	(2,603)	5,445

Total liabilities, preferred stock and shareholders’ (deficit) equity	$17,296	$20,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Revenue from
Services	$4,371	$6,994	$8,929	$14,621
Products	455	303	605	376

	4,826	7,297	9,534	14,997

Costs and expenses:
Cost of revenue from
Services	2,415	2,964	4,786	6,860
Products	353	247	451	363

	2,768	3,211	5,237	7,223
Selling, general and administrative expenses	3,726	3,830	7,351	7,966
Amortization of stock-based compensation	38	337	94	850
Insurance proceeds from loss of inventory	—	—	—	(464)

Total costs and expenses, net	6,532	7,378	12,682	15,575

Operating loss	(1,706)	(81)	(3,148)	(578)

Interest income	10	20	26	37
Interest expense	—	(190)	—	(374)
Non-cash beneficial conversion feature expense	—	(656)	—	(1,130)

Net loss	$(1,696)	$(907)	$(3,122)	$(2,045)

Net loss available to common shareholders (see Note 7)	$(4,552)	$(907)	$(8,757)	$(2,045)

Basic and diluted weighted average number of common shares outstanding (See Note 8)	1,871,526	1,724,267	1,855,095	1,712,547

Basic and diluted net loss per share available to common shareholders (See Note 8)	$(2.43)	$(0.53)	$(4.72)	$(1.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended July 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,122)	$(2,045)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,148	1,463
Interest expense	—	374
Bad debt expense (writeback)	24	(25)
Loss on disposal of property and equipment	2	86
Amortization of stock-based compensation	94	850
Amortization of beneficial conversion feature on convertible debt	—	1,130
Changes in working capital components	(1,023)	(74)

Net cash (used in) provided by operating activities	(2,877)	1,759

Cash flows from investing activities:
Purchase of property and equipment	(110)	(342)
Proceeds from sale of property and equipment	—	259
Deposits to provide for letter of support	—	(250)
Advance to TEAM America	(500)	—
Deposit for purchase of loan and securities of TEAM America	(100)	—
Preliminary merger expenses	(183)	—

Net cash used in investing activities	(893)	(333)

Cash flows from financing activities:
Proceeds from issuance of common stock	34	1
Proceeds from borrowings	—	50

Net cash provided by financing activities	34	51

Effect of exchange rates on cash	39	22

Net (decrease) increase in cash and cash equivalents	(3,697)	1,499
Cash and cash equivalents at beginning of period	11,152	4,753

Cash and cash equivalents at end of period	$7,455	$6,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc. (“Vsource” or the “Company”) as of July 31, 2003 and January 31, 2003 and for the three- and six- month periods ended July 31, 2003 and 2002, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto for the year ended January 31, 2003. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein. Certain prior period information has been reclassified to conform to the current period presentation.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

The Company had an accumulated deficit of approximately $88.50 million as of July 31, 2003 that has been funded primarily through issuances of debt and equity securities. The Company has sustained operating losses since inception. During the six months ended July 31, 2003, the Company used net cash of $2.88 million from operating activities and $0.89 million in investing activities that resulted in a decrease in cash of $3.70 million. Nonetheless, the Company’s management believes that the Company has adequate funding for it to continue in operation for at least 12 months. Therefore, the Company has prepared its financial statements on a going concern basis.

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

Concentration of Revenue/Credit Risk

For the six months ended July 31, 2003, one customer, Gateway Japan Inc. (“Gateway”), accounted for 64% of total revenue. No other customer accounted for more than 10% of revenue during the six months ended July 31, 2003. The revenue from Gateway has been declining and is expected to continue to decline as the installed base of Gateway’s customers under warranty declines. The Company believes that the resulting concentration of credit risk in accounts receivables is substantially mitigated by its ongoing credit evaluation process and the high level of creditworthiness of its customers. The Company performs ongoing credit evaluations of its customers and sets conditions and limits the amount of credit extended when deemed necessary. The Company generally does not require collateral from its customers.

As of July 31, 2003, Gateway and another customer, TEAM America, Inc. (“TEAM America”), accounted for 47% and 19% of accounts receivable, respectively. As of January 31, 2003, the same customers, Gateway and TEAM America, accounted for 79% and 0% of accounts receivable, respectively. In addition, as of July 31, 2003, the Company had a customer advance balance of $1.5 million from Gateway which is used to offset outstanding accounts receivable from Gateway at a monthly rate through October 2004.

2. Recent Accounting Pronouncements

On May 31, 2002, the Financial Accounting Standard Board (“FASB”) issued FASB Statement No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of July 31, 2002. Among other provisions, SFAS 145 rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt”. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The Company has adopted SFAS 145 with effect from this fiscal year.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. Vsource has decided not to adopt the fair value method of accounting for stock-based compensation but has complied with the required disclosure of the pro forma effect (See Note 11).

Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. It is effective prospectively for all arrangements entered into in fiscal periods beginning after June 15, 2003. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 in the year ended January 31, 2003 and it had no significant impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for the Company’s quarter beginning June 29, 2003. Adoption of this statement is not expected to be material to the Company’s financial statements.

3. PENDING MERGER

On June 12, 2003, the Company entered into a merger agreement with TEAM America, Inc., a business process outsourcing company specializing in human resources based in the United States. Under the terms and conditions of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company will merge with a wholly-owned subsidiary of TEAM America and stockholders of Vsource will receive newly issued shares of TEAM America common stock based on the following exchange ratios:

•	3.150 shares of TEAM America common stock for each share of Vsource common stock;

•	1.191 shares of TEAM America common stock for each share of Vsource’s Series 1-A convertible preferred stock;

•	1.421 shares of TEAM America common stock for each share of Vsource’s Series 2-A convertible preferred stock; and

•	3,150.298 shares of TEAM America common stock for each share of Vsource’s Series 4-A convertible preferred stock.

Assuming consummation of the merger, the Company’s stockholders will own approximately 80% and TEAM America stockholders approximately 20% of the merged company’s outstanding common stock on a fully-diluted basis. Upon completion of the merger, TEAM America will be renamed Vsource Corporation.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The merger will be accounted for as a reverse acquisition as if the Company acquired TEAM America because the former shareholders of the Company will own a majority of the combined company. The Company will account for the merger using the purchase method of accounting. The estimated purchase price is $15.88 million, representing TEAM America’s market capitalization, including the fair values of warrants and shares to be issued as part of its recapitalization and shares to be issued to Mr. S. Cash Nickerson, TEAM America’s current chairman and CEO, prior to the merger, as well as estimated direct transaction costs. The average market price per share of TEAM America common stock used to calculate the purchase price is $0.90, which is the average of the closing prices for a range of trading days (June 10 to June 16, 2003) at and around the announcement date (June 12, 2003) of the proposed merger. In addition, the Company will assume the liabilities of TEAM America, subject to certain recapitalization and debt restructuring agreements upon which the closing of the merger is contingent.

Effective May 1, 2003, the Company and TEAM America entered into a services agreement pursuant to which the Company is to provide general outsourcing services to support TEAM America’s operations. In consideration of the services rendered under the agreement, TEAM America is to pay the Company a monthly fee of $0.17 million beginning May 31, 2003. Included in revenue for the quarter ended July 31, 2003 is an amount of $0.34 million charged to TEAM America pursuant to the agreement. This amount is currently outstanding and was classified by the Company as accounts receivable. In addition, the Company advanced TEAM America $0.5 million to assist with TEAM America’s working capital expenditures during the implementation phase of the agreement. This advance is to be repaid in equal monthly installments beginning on June 30, 2003. No repayments have been made under this agreement thus far. The advance to TEAM America of $0.5 million is classified under other current assets as of the balance sheet date.

4. Other Current Assets

	July 31, 2003	January 31, 2003
	(in thousands)
Other current assets:
Deferred costs	$1,072	$590
Deposits	574	328
Other receivables	546	344

	$2,192	$1,262

5. Restricted Cash

Restricted cash represents deposits with a bank to secure standby letters of credit established for the benefit of certain customers.

6. Other assets, non-current

Other assets, non-current represent direct transaction costs incurred in relation to the pending merger with TEAM America.

7. Net Loss Available to Common Shareholders

The following table is a calculation of net loss available to common shareholders:

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net loss	$(1,696)	$(907)	$(3,122)	$(2,045)
Less: Deemed non-cash dividend to preferred shareholders	(2,856)	—	(5,635)	—

Net loss available to common shareholders	$(4,552)	$(907)	$(8,757)	$(2,045)

$2.86 million was recorded as deemed dividend to preferred shareholders as a result of both the amortization of beneficial conversion feature and the accretion of the redemption value on the Series 4-A convertible preferred stock issued in October and January of the fiscal year ended January 31, 2003.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method. Because the Company had a net loss for the three- and six-month periods ended July 31, 2003 and 2002, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

9. Comprehensive Loss

The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net loss	$(1,696)	$(907)	$(3,122)	$(2,045)

Other Comprehensive Loss
Foreign currency translations	(131)	(344)	104	(502)

Comprehensive loss	$(1,827)	$(1,251)	$(3,018)	$(2,547)

10. Shareholders’ equity (deficit)

The movement in shareholders’ equity (deficit) for the period from January 31, 2003 to July 31, 2003 is as follows:

(in thousands, except for shares data)	Common Shares		Additional Paid-in Capital	Deferred Stock Based Compensation	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Stock	Amount
Balance at January 31, 2003	1,785,094	$18	$85,424	$(94)	$(79,740)	$(163)	$5,445

Net loss					(3,122)		(3,122)
Foreign currency translations						104	104

Fractional shares arising on reverse stock split	(20)
Issuance of common stock on:
—Employee stock purchase plan	22,940		34				34
—Conversion of preferred stock	137,625	1	476				477

Stock-based compensation				94			94

Deemed non-cash dividend (Note 7)					(5,635)		(5,635)

Balance at July 31, 2003	1,945,639	$19	$85,934	$—	$(83,497)	$59	$(2,603)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Stock-Based Compensation

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

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss as reported	$(1,696)	$(907)	$(3,122)	$(2,045)
Add: Stock-based employee compensation expense included in reported net income	38	337	94	850
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(578)	(617)	(1,171)	(1,757)

Net loss	$(2,236)	$(1,187)	$(4,199)	$(2,952)

Basic and diluted net loss available to common shareholders per share
As reported	$(2.43)	$(0.53)	$(4.72)	$(1.19)
Pro forma	$(2.72)	$(0.69)	$(5.30)	$(1.72)

12. Contingencies

In October 2001, two lawsuits were filed against Vsource by holders of Series 2-A Preferred before the United States District Court for the Northern District of Illinois entitled Crestview Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, the Company’s motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that the Company failed to register the underlying common stock under the Securities Act of 1933, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, plus attorney’s fees and costs. The Company is responding to discovery motions at this stage of the proceedings and it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty. However, the Company denies any and all liability and intends to vigorously defend against these charges.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Segment Data

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

The following table sets forth summary information by segment for the three- and six- month periods ended July 31, 2003 and 2002:

	Three months ended July 31, 2003		Six months ended July 31, 2003
	Segment Revenue	Segment Gross Margin	Segment Revenue	Segment Gross Margin
Warranty solutions	$2,987	$1,680	$6,310	$3,640
Human resource solutions	463	(99)	709	(213)
Vsource Foundation Solutions	497	197	897	317
Sales solutions	879	280	1,618	553

Total	$4,826	$2,058	$9,534	$4,297

	Three months ended July 31, 2002		Six months ended July 31, 2002
	Segment Revenue	Segment Gross Margin	Segment Revenue	Segment Gross Margin
Warranty solutions	$5,927	$3,754	$12,669	$7,309
Human resource solutions	177	(32)	331	(115)
Vsource Foundation Solutions	448	143	857	272
Sales solutions	745	221	1,140	308

Total	$7,297	$4,086	$14,997	$7,774

A reconciliation of consolidated segment gross margin to consolidated loss for the three- and six- month periods ended July 31, 2003 and 2002 is as follows:

	Three months ended July 31,		Six months ended July 31
	2003	2002	2003	2002
Consolidated segment gross margin	$2,058	$4,086	$4,297	$7,774
Consolidated selling, general and administrative expenses	(3,726)	(3,830)	(7,351)	(7,966)
Amortization of stock-based compensation	(38)	(337)	(94)	(850)
Insurance proceeds from loss of inventory	—	—	—	464
Interest expense and interest income	10	(170)	26	(337)
Non cash beneficial conversion feature expense	—	(656)	—	(1,130)

Net loss	$(1,696)	$(907)	$(3,122)	$(2,045)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the inability to complete our merger with TEAM America, the risk that we rely heavily on one client and the expectation that revenues from this client will decline significantly, a potential requirement to redeem our Series 4-A convertible preferred stock if we fail to meet certain conditions by March 31, 2006, our limited experience in the business process outsourcing business, the new and unproven market for business process outsourcing services in the Asia-Pacific region, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructure disruptions, dependence on a small number of vendors and service providers, litigation, competition, and other factors discussed in our other Securities and Exchange Commission (the “SEC”) filings, including our registration statement on Form S-2 filed with the SEC on May 20, 2003, and any amendments thereto, our post-effective amendment on Form S-2 to our registration statement on Form S-3 filed with the SEC on May 20, 2003, and our Annual Report on Form 10-K, and any amendments thereto, for the fiscal year ended January 31, 2003.

RECENT DEVELOPMENTS

On June 12, 2003, we entered into a merger agreement with TEAM America, Inc., a business process outsourcing company specializing in human resources based in the United States. Under the terms and conditions of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, we will merge with a wholly-owned subsidiary of TEAM America and our stockholders will receive newly issued shares of TEAM America common stock based on the following exchange ratios:

•	3.150 shares of TEAM America common stock for each share of our common stock;

•	1.191 shares of TEAM America common stock for each share of our Series 1-A convertible preferred stock;

•	1.421 shares of TEAM America common stock for each share of our Series 2-A convertible preferred stock; and

•	3,150.298 shares of TEAM America common stock for each share of our Series 4-A convertible preferred stock.

Assuming consummation of the merger, our stockholders will own approximately 80% and TEAM America stockholders approximately 20% of the merged company’s outstanding common stock on a fully-diluted basis. Upon completion of the merger, TEAM America will be renamed Vsource Corporation. The transaction is expected to be tax-free to stockholders of both companies for U.S. federal income tax purposes. Stockholders representing over 70% of TEAM America’s common stock and more than 80% of our common stock, on a fully converted basis, have agreed to vote their shares in favor of the merger.

On June 13, 2003, we filed a current report on Form 8-K with the SEC containing a copy of the merger agreement, attached as Exhibit 2 of the current report. Under certain terms specified in the merger agreement, TEAM America and we may terminate the agreement before the effective date of the merger and as a result, we or TEAM America may be required to pay to the other party a termination fee of $1.0 million, plus reasonable out-of-pocket expenses in certain circumstances. Unless otherwise indicated, the discussions here relate to Vsource as a stand-alone entity and do not reflect the impact of the pending merger transaction with TEAM America. On July 11, 2003 and August 21, 2003, TEAM America filed registration statements on Form S-4 and Amendment No.1 to Form S-4 respectively with the SEC containing a definitive joint proxy statement/prospectus regarding the merger. The merger is expected to close in our third quarter of fiscal year 2004. Completion of the transaction is subject to a number of closing conditions, including restructuring of TEAM America’s credit facility, the completion of recapitalization of TEAM America’s Class A Preferred Stock, related warrants and bridge notes, reincorporation of TEAM America from Ohio to Delaware and satisfaction of customary closing conditions, including obtaining the necessary TEAM America and Vsource stockholder approvals. In connection with the merger, the combined corporation has applied to have its shares listed on the Nasdaq SmallCap Market. The combined corporation is expected to effect a reverse stock split after the merger is completed in order to attempt to meet the Nasdaq SmallCap Market’s minimum bid price for initial listing. A more detailed description of the merger, the merger agreement and the other proposals described above is contained in the Form S-4 and Amendment No. 1 thereto filed by TEAM America, which has been filed with the SEC and is available free of charge at www.sec.gov.

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2003” AND “2004” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2003 AND 2004, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

For the quarter ended July 31, 2003, revenues decreased by 33.9% to $4.83 million from $7.30 million for the same year-ago period. A majority of our revenues during this quarter were generated from the provision of warranty solutions to Gateway Japan Inc. (“Gateway”) under a three-year support services agreement (the “Gateway Support Agreement”) to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. Because Gateway terminated its operations in the region in 2001 and therefore is not selling any new products in Asia, revenues from the Gateway Support Agreement have been declining and are expected to continue to decline sequentially as the installed base of end users who will be covered by Gateway’s warranties declines over time. Revenues for the quarter included $0.34 million in fees charged to TEAM America, Inc. pursuant to a services agreement that we entered into with TEAM America effective May 1, 2003. We entered into a merger agreement with TEAM America on June 12, 2003 and expect to complete the merger during the quarter ending October 31, 2003. The outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia during the first and second quarters of 2004 disrupted the operations of clients and prospective clients, and impeded the ability of our sales staff to meet with prospective clients, adversely affecting our ability to expand opportunities with existing clients and acquire new clients to offset the declining revenues from Gateway.

Our costs of revenues for the second quarter of 2004 decreased by $0.44 million, or 13.8%, to $2.77 million from $3.21 million in the second quarter of 2003. Our operating loss increased from $0.08 million during the second quarter of 2003 to $1.71 million in the second quarter of 2004, exceeding the rate of decline in our revenues. We were unable to reduce our operating costs and selling, general and administrative expenses as quickly as the decline in our revenues due to decreased economies of scale, as we sought to maintain certain minimum levels of staffing and infrastructure to support our existing operations and to be able to rapidly scale our business upon the acquisition of new clients.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Revenue from
Services	$4,371	$6,994	$8,929	$14,621
Products	455	303	605	376

	4,826	7,297	9,534	14,997

Revenue from
Warranty solutions	$2,987	$5,927	$6,310	$12,669
Human resource solutions	463	177	709	331
Vsource Foundation Solutions	497	448	897	857
Sales solutions	879	745	1,618	1,140

	$4,826	$7,297	$9,534	$14,997

Cost and expenses:
Cost of revenue from
Services	2,415	2,964	4,786	6,860
Products	353	247	451	363

	2,768	3,211	5,237	7,223

Cost of revenue from
Warranty solutions	1,307	2,173	2,670	5,360
Human resource solutions	562	209	922	446
Vsource Foundation Solutions	300	305	580	585
Sales solutions	599	524	1,065	832

	2,768	3,211	5,237	7,223

Selling, general and administrative expenses	3,726	3,830	7,351	7,966
Amortization of stock-based compensation	38	337	94	850
Insurance proceeds in respect of loss of inventory	—	—	—	(464)

Total costs and expenses, net	6,532	7,378	12,682	15,575

Operating loss	(1,706)	(81)	(3,148)	(578)

Interest income	10	20	26	37
Interest expense	—	(190)	—	(374)
Non-cash beneficial conversion feature expense	—	(656)	—	(1,130)

Net loss	$(1,696)	$(907)	$(3,122)	$(2,045)

Net loss available to common shareholders	$(4,552)	$(907)	$(8,757)	$(2,045)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JULY 31, 2003, COMPARED TO THE THREE AND SIX MONTHS ENDED JULY 31, 2002

REVENUE

During the second quarter and first half of 2004, revenue was derived from business process outsourcing solutions: warranty solutions, human resource solutions, Vsource Foundation SolutionsTM and sales solutions. Revenue from sales solutions included revenue from sales of products and services.

Total revenue decreased to $4.83 million for the second quarter of 2004, from $7.30 million for the same period one year ago, a decrease of $2.47 million or 33.9%. $0.34 million of revenues during the second quarter of 2004 was attributable to fees charged under our services agreement with TEAM America. We entered into a merger agreement with TEAM America on June 12, 2003 and expect to complete the merger during the quarter ending October 31, 2003. Excluding revenues attributable to TEAM America, total revenue decreased to $4.48 million for the second quarter of 2004, representing a decrease of $2.82 million or 38.6%. Services revenue decreased 37.5% in the second quarter of 2004 to $4.37 million compared to $6.99 million from the same period a year ago, while product revenue increased 50.2% to $0.46 million compared to $0.30 million from the same period a year ago. Excluding revenues attributable to TEAM America, services revenue decreased 42.4% in the second quarter of 2004 to $4.03 million. Although some components of our services increased during this period, they were not enough to offset a decline in revenues from our warranty solutions. Our ability to expand opportunities with existing clients and acquire new clients to offset the declining warranty solutions revenues was hampered by the outbreak of SARS in the Asia-Pacific region during the first and second quarters of 2004, as the operations of clients and prospective clients were disrupted and it became more difficult for our sales staff to meet with prospective clients. Total revenue decreased to $9.53 million for the first half of 2004, from $15.00 million for the same period one year ago, a decrease of $5.46 million or 36.4%. Excluding revenues attributable to TEAM America, total revenue decreased to $9.19 million for the first half of 2004, a decrease of $5.81 million or 38.7%. Services revenue decreased 38.9% in the first half of 2004 to $8.93 million compared to $14.62 million from the same period a year ago. Excluding revenues attributable to TEAM America, services revenue decreased 41.3% in the first half of 2004 to $8.59 million. Product revenue increased 60.6% to $0.60 million compared to $0.38 million from the same period a year ago.

The principal cause of the decline in services revenues was a decline in warranty solutions revenues, which decreased by 49.6% to $2.99 million in the second quarter of 2004 from $5.93 million in the same year-ago period. Warranty solutions revenues in the first half of 2004 decreased by 50.2% to $6.31 million from $12.67 million in the same year-ago period. In the second quarter of 2004, revenues from warranty solutions represented 68.3% of our total services revenues and 61.9% of our total revenue, compared to 84.7% of our total services revenues and 81.2% of our total revenues in the second quarter of 2003. In the first half of 2004, revenues from warranty solutions represented 70.7% of our total services revenues and 66.2% of our total revenue, compared to 86.6% of our total services revenues and 84.5% of our total revenues in the first half of 2003. Almost all of our warranty solutions revenues were generated under the Gateway Support Agreement to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. Because Gateway terminated its operations in the region in 2001 and therefore is not selling any new products in Asia, revenues from the Gateway Support Agreement have been declining and are expected to continue to decline sequentially as the installed base of end users who will be covered by Gateway’s warranties declines over time.

The decline in warranty solutions revenues was partially offset by increases in revenues from human resource solutions and sales solutions. In the second quarter of 2004, human resource revenues increased by 161.6% from $0.18 million in the second quarter of 2003 to $0.46 million in the second quarter of 2004. However, $0.34 million of this revenue was attributable to fees charged under our services agreement with TEAM America. Excluding revenues attributable to TEAM America, human resource revenues decreased by 33.3% to $0.12 million in the second quarter of 2004 from $0.18 million in the second quarter of 2003. Although we continued to ramp up payroll and claims reimbursement solutions for clients such as Agilent and EMC during the second quarter of 2004, human resource revenues declined during this period because of an adjustment of $0.08 million in this quarter to previously recognized revenue following a delay in implementation of payroll solutions for one client. Revenues from human resource solutions including and excluding revenues attributable to TEAM America represented 9.6% and 2.4%, respectively, of our total revenues in the second quarter of 2004, compared to 2.4% in the second quarter of 2003. In the first half of 2004, human resource revenues increased by 114.2% from $0.33 million in the first half of 2003 to $0.71 million. Excluding revenues attributable to TEAM America, human resource revenues increased by 10.0% to $0.36 million in the first half of 2004. Revenues from human resource solutions including and excluding revenues attributable to TEAM America represented 7.4% and 3.8%, respectively, of our total revenues in the first half of 2004, compared to 2.2% in the first half of 2003.

Vsource Foundation Solutions revenues increased slightly to $0.50 million in the second quarter of 2004 from $0.45 million the second quarter of 2003. In the first half of 2004, Vsource Foundation Solutions generated revenues of $0.90 million, as compared to $0.86 million in the first half of 2003. We continued to deliver customer relationship management services to clients such as Network Appliance and ABN AMRO and accounts processing services to clients such as EMC and Haworth.

In the second quarter of 2004, revenues from sales solutions increased by 18.0% to $0.88 million from $0.75 million in the second quarter of 2003, increasing from 10.2% of our total revenues in the second quarter of 2003 to 18.2% in the second quarter of 2004. In the first half of 2004, revenues from sales solutions increased by 41.9% to $1.62 million from $1.14 million in the first half of 2003, increasing from 7.6% of our total revenues in the first half of 2003 to 17.0% in the first half of 2004. Sales solutions revenues are comprised of revenues from selling services as well as revenues from selling products. Sales solutions generated service revenues of $0.45 million in the second quarter of 2004, compared to $0.44 million in the same year-ago period. This 3.8% decrease was primarily attributable to decreased sales of out-of-warranty repairs of Gateway products. Sales solutions generated service revenues of $1.01 million in the first half of 2004, compared to $0.76 million in the same year-ago period, with all of the increase taking place during the first quarter of 2004. Sales solutions generated product revenues of $0.45 million in the second quarter of 2004, compared to $0.30 million in the same year-ago period. This 49.8% increase was principally attributable to new clients appointing us as telesales agents for their products. Sales solutions generated product revenues of $0.60 million in the first half of 2004, compared to $0.38 million in the same year-ago period.

COST OF REVENUE

During the second quarter and first half of 2004, cost of revenues consisted primarily of employee-related costs, subcontracting costs, and parts and repair costs associated with providing customers with goods and services. Other cost of revenue included freight, duties, telecommunications and onsite support. In accordance with our deferred revenue treatment on set-up revenues generated from implementation of our solutions, we also defer the costs relating to such set-ups and amortize those costs for a period identical to the period for which revenue is deferred. Therefore, there can be a timing difference between when the costs are actually incurred, to when they are recognized.

In general, we were not able to reduce operating costs as quickly as the reductions in our revenues due to our need to maintain certain minimum levels of infrastructure and staffing to support our existing operations and to be able to rapidly scale our business upon the acquisition of new clients. Total cost of revenues for the second quarter of 2004 decreased to $2.77 million from $3.21million for the same year-ago period, a decrease of $0.44 million, or 13.8%, compared to a decrease of 33.9% in total revenues during the same periods. Excluding the $0.08 million cost of revenues attributable to TEAM America, total cost of revenues for the second quarter of 2004 decreased to $2.69 million, a decrease of $0.52 million, or 16.2%, compared to a decrease of 38.6% in total revenues, excluding revenues attributable to TEAM America, during the same periods. Services cost of revenue decreased 18.5% in the second quarter of 2004 to $2.42 million, which was significantly less than the 37.5% decline in service revenues during the same periods. Excluding services cost of revenue attributable to TEAM America, services cost of revenue decreased 21.1% in the second quarter of 2004 to $2.34 million, compared to the 42.4% decline in service revenues, excluding revenues attributable to TEAM America, during the same periods. Product cost of revenue increased 42.9% to $0.35 million, which was less than the increase of 49.8% in product revenues. Total cost of revenues for the first half of 2004 decreased to $5.24 million from $7.22 million for the same year-ago period, a decrease of $1.99 million, or 27.5%, which was less than the 36.4% decline in total revenues during this period. Excluding cost of revenues attributable to TEAM America, total cost of revenues for the first half of 2004 decreased to $5.16 million, a decrease of $2.06 million, or 28.6%, which was less than the 38.7% decline in total revenues, excluding revenues attributable to TEAM America, during this period. Services cost of revenue decreased 30.2% in the first half of 2004 to $4.79 million, which was less than the 38.9% decline in service revenues during the same period. Excluding cost of revenues attributable to TEAM America, services cost of revenue decreased 31.4% in the first half of 2004 to $4.71 million, which was less than the 41.3% decline in service revenues, excluding revenues attributable to TEAM America, during this period. Product cost of revenue increased 24.6% to $0.45 million, compared to an increase of 60.6% in product revenues, as we were able to realize greater efficiencies and economies of scale from greater volumes of products sold.

Total cost of revenues in the second quarter of 2004 represented 57.4% of total revenues as compared to 44.0% in the same period a year ago. Excluding revenues and cost of revenues attributable to TEAM America, total cost of revenues in the second quarter of 2004 represented 60.1% of total revenues. Cost of services revenues in the second quarter of 2004 represented 50.1% of service revenue, as compared to 40.6% of service revenues in the same period a year ago, reflecting decreased economies of scale from declining numbers of transactions as we sought to maintain certain minimum thresholds of staffing and infrastructure to support our existing operations and to be able to rapidly scale our business upon the acquisition of new clients. Excluding revenues and cost of revenues attributable to TEAM America, cost of services revenues in the second quarter of 2004 represented 58.1% of services revenues. Cost of products revenues in the second quarter of 2004 represented 77.6% of our total product revenues, a decrease from 81.5% in the same period a year ago. Total cost of revenues in the first half of 2004 represented 54.9% of total revenues as compared to 48.2% in the same period a year ago. Excluding revenues and cost of revenues attributable to TEAM America, total cost of revenues in the first half of 2004 represented 56.1% of total revenues. Cost of services revenues in the first half of 2004 represented 50.2% of service revenues, as compared to 45.7% of service revenues in the same period a year ago. Excluding revenues and cost of revenues attributable to TEAM America, cost of services revenues in the first half of 2004 represented 54.9% of services revenues. Cost of products revenues in the first half of 2004 represented 74.5% of our product revenues, a decrease from 96.5% in the same period a year ago, reflecting the economies of scale achieved from selling greater volumes of products.

In the second quarter of 2004, cost of revenues from warranty solutions represented 43.8% of same-segment revenues, compared to 36.7% during the same period in 2003. Although we were able to reduce costs, particularly sub-contractor costs, as warranty solutions revenues declined, we were not able to reduce staffing and infrastructure costs as quickly, as we sought to maintain certain minimum thresholds of staffing and infrastructure to support our existing operations and to be able to rapidly scale our business upon the acquisition of new clients . Cost of revenues from warranty solutions represented 27.1% of our total revenues in the second quarter of 2004, compared to 29.8% during the same period in 2003. This decrease primarily reflected the decline in warranty solutions as a percentage of our total business, as revenues from human resource solutions and sales solutions increased significantly during this period. In the first half of 2004, cost of revenues from warranty solutions represented 42.3% of same-segment revenues and 28.0% of our total revenues, compared to 42.3% and 35.7%, respectively, in 2003.

Cost of revenues from human resource solutions constituted 121.4% of same-segment revenues and 11.6% of total revenues in the second quarter of 2004, compared to 118.1% and 2.9%, respectively, in the same period in 2003. Excluding $0.08 million of cost of revenues attributable to TEAM America and $0.35 million of revenue attributable to fees charged under our services agreement with TEAM America, cost of revenues from human resource solutions constituted 411% of same-segment revenues and 12.0% of total revenues in the second quarter of 2004. The fact that cost of revenues exceeded same-segment revenues was the result of our continued build-out of infrastructure and operations to support this line of business and a 33.3% decline in human resource revenues after excluding revenues attributable to TEAM America. Cost of revenues from human resource solutions constituted 130.0% of same-segment revenues and 9.7% of total revenues in the first half of 2004, compared to 134.7% and 3.0%, respectively, in the same period in 2003. Excluding revenues and cost of revenues attributable to TEAM America, cost of revenues from human resource solutions constituted 232.1% of same-segment revenues and 9.8% of total revenues in the first half of 2004.

In the second quarter of 2004, cost of revenues from Vsource Foundation Solutions represented 60.4% of same-segment revenues and 6.2% of our total revenues, compared to 68.1% and 4.2%, respectively, in the same period in 2003. The decrease in cost as a percentage of same-segment revenues was the result of lower subcontract costs as compared to the higher subcontract costs associated with a customer in 2003 whose contract ended in March 2003, while the increase in cost as a percentage of total revenues reflected the growth of Vsource Foundation Solutions in our revenue composition and decrease in Warranty Solutions. In the first half of 2004, cost of revenues from Vsource Foundation Solutions represented 64.7% of same-segment revenues and 6.1% of our total revenues, compared to 68.3% and 3.9%, respectively, in the same period in 2003.

Cost of revenues from sales solutions constituted 68.1% of same-segment revenues and 12.4% of total revenues in the second quarter of 2004, compared to 70.3% and 7.2%, respectively, in the same period in 2003. The decrease in cost as a percentage of same-segment revenues was the result of the reduced costs to service out-of-warranty Gateway customers, while the increase in cost as a percentage of total revenue reflected the growth in sales solutions as a percentage of total revenues. Cost of revenues from sales solutions constituted 65.8% of same-segment revenues and 11.2% of total revenues in the first half of 2004, compared to 73.0% and 5.5%, respectively, in the same period in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the second quarter and first half of 2004, selling, general and administrative expenses consisted primarily of employee-related costs, such as salaries of administrative and support personnel, benefits and commissions; travel expenses, recruitment expenses, promotional and advertising expenses, insurance premiums, rental and costs relating to certain other third-party professional services. Our selling, general and administrative expenses in the second quarter of 2004 were mainly comprised of employee-related expenses of $1.84 million, outside professional services expenses of $0.34 million, depreciation of $0.37 million, rental of $0.21 million and insurance expenses of $0.22 million. Selling, general and administrative expenses in the first half of 2004 were mainly comprised of employee-related expenses of $3.52 million, outside professional services expenses of $0.66 million, depreciation of $0.77 million, rental of $0.42 million and insurance expenses of $0.41 million.

Selling, general and administrative expenses slightly decreased to $3.73 million for the second quarter of 2004 from $3.83 million for the same period in 2003, a decrease of $0.10 million or 2.7%. During the second quarter of 2004, selling, general and administrative expenses represented 77.2% of total revenues, compared to 52.5% during the second quarter of 2003, as we were unable to reduce selling, general and administrative expenses to the same degree that revenues were declining due to our desire to maintain certain minimum thresholds of staffing and infrastructure to support our existing operations and to be able to rapidly scale our business upon the acquisition of new clients. For the first half of 2004, selling, general and administrative expenses decreased to $7.35 million from $7.97 million for the same period in 2003, a decrease of $0.62 million or 7.7%. During the first half of 2004, selling, general and administrative expenses represented 77.1% of total revenues, compared to 53.1% during the first half of 2003. Although we were able to reduce these expenses to some degree, the rate of decline did not match the rate of decline in either our total revenues or in our cost of revenues, as we believed that maintaining our current levels of sales and marketing staff and senior management was important to acquiring new revenues to replace the declining revenues from our warranty solutions business.

INSURANCE PROCEEDS IN RESPECT OF LOSS OF INVENTORY

Insurance proceeds of $0.46 million were received in the first quarter of 2003 in respect of inventory stolen from our warehouse in Malaysia in January 2002.

INTEREST EXPENSE

Interest expense for the second quarter of 2004 was $0 compared to $0.19 million in the same period a year ago. For the first six months of 2004, interest expense was $0 compared to $0.37 in the same period a year ago. The reduction was due to the extinguishment of Series A convertible notes and Series B-1 exchangeable notes, on which 10% per annum interest was payable, during the third and fourth quarters of 2003. As of the end of the second quarter and first half of 2004, we had no outstanding interest-bearing debt.

NON-CASH BENEFICIAL CONVERSION FEATURE EXPENSE

We did not incur any non-cash beneficial conversion feature expense during the second quarter of 2004 as compared to $0.67 million the same period a year ago. Similarly in the first six months of 2004, we did not incur any non-cash beneficial conversion feature expense, as compared to $1.13 million in the same period a year ago. This expense arose from our issuance of Series A convertible notes and Series B-1 exchangeable notes, which were convertible into our common stock at a price below the fair market value of our common stock on the respective commitment dates of the securities. This expense was recognized in accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”. The Series A convertible notes and Series B-1 exchangeable notes were extinguished during the third and fourth quarters of 2003.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The weighted average number of shares of common stock of 1,871,526 for the second quarter of 2004 increased from 1,724,267 for the second quarter of 2003, an increase of 147,258 shares. These increases mainly resulted from the conversion of Series 1-A convertible preferred stock into 58,761 shares of common stock, conversion of Series 2-A convertible preferred stock into 864 shares of common stock, conversion of Series 4-A convertible preferred stock 4-A into 78,000 shares of common stock and the issuance of 22,947 shares of common stock under the Employee Stock Purchase Plan during the first half of 2004. The weighted average number of shares of common stock of 1,855,095 for the first half of 2004 increased from 1,712,547 for the first half of 2003, an increase of 142,548 shares.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION—AT JULY 31, 2003, COMPARED TO JANUARY 31, 2003:

CASH AND CASH EQUIVALENTS

As of July 31, 2003, cash and cash equivalents totaled $7.46 million, down $3.69 million from $11.15 million at January 31, 2003. This decrease in cash and cash equivalents was mainly due to net cash used in operations of $2.88 million for the six months ended July 31, 2003.

ACCOUNTS RECEIVABLE

As of July 31, 2003, accounts receivable totaled $1.80 million, an increase of $0.28 million from $1.52 million at January 31, 2003. This increase was primarily due to accounts receivable of TEAM America remaining outstanding.

INVENTORIES

As of July 31, 2003, inventories amounted to $0.34 million, down $0.15 million from $0.49 at January 31, 2003. Inventories consisted mainly of parts purchased for use in providing warranty solutions in connection with the Gateway Support Agreement and for sale in connection with our sales solutions business. Inventories declined as our warranty solutions business declined during these periods. Inventories are generally determined using the last-in-first-out (LIFO) method.

PREPAID EXPENSES

As of July 31, 2003, prepaid expenses totaled $0.37 million, up from $0.34 million at January 31, 2003, an increase of 8.9%. This increase in prepaid expenses is due to the upfront payments required for maintenance contracts on our IT equipment.

PROPERTY AND EQUIPMENT, NET

As of July 31, 2003, net book value of property and equipment totaled $3.94 million, a decrease of $1.03 million from $4.97 million at January 31, 2003. The decrease was due principally to depreciation charge during the six months ended July 31, 2003, but was also attributable to reduced spending on property and equipment—$0.11 million in the first half of 2004 compared to $0.34 million spent in the same period a year ago—as our core infrastructure build-out was substantially complete and most new spending was incurred only as incremental new capacity became required to support new clients.

ACCOUNTS PAYABLE

As of July 31, 2003, accounts payable were $0.86 million, a decrease of $0.27 million from $1.13 million at January 31, 2003. The decrease was due to reduction in expenses as we sought to reduce operating costs in line with reduced revenues.

ADVANCE FROM CUSTOMERS—NON CURRENT

As of July 31, 2003, advance from customers totaled $0.30 million, a decrease of $ 0.60 million from $0.90 million at January 31, 2003 due to the offset of the advance against outstanding receivables.

SERIES 4-A CONVERTIBLE PREFERRED STOCK

As of July 31, 2003, the carrying value of our outstanding Series 4-A convertible preferred stock was $8.28 million, up from $2.73 million as at January 31, 2003. This was due to the amortization of deemed discount on the beneficial conversion feature and accretion of redemption value of the Series 4-A convertible preferred stock. During the first half of 2004, 78 shares of Series 4-A convertible preferred stock were converted into 78,000 shares of common stock.

OTHER COMPREHENSIVE LOSS

As of July 31, 2003, other comprehensive loss was $0.06 million, down $0.10 million from a loss of $0.16 million at January 31, 2003. This was mainly due to the strengthening of the United States Dollar against most of the local currencies, resulting in a translation gain on conversion of our local subsidiaries’ books to United States Dollars.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $7.46 million as of July 31, 2003, as compared to $11.15 million at January 31, 2003, a decrease of $3.70 million or 33.2%. As of July 31, 2003, we had working capital of $6.0 million. To date, we have financed our operations primarily through preferred stock financing and issuances of debt. For the six months ended July 31, 2003, we did not generate positive cash flow from operating activities.

Net cash used by operating activities was $2.88 million for the first six months of 2004, as compared to net cash generated of $1.76 million for the same period one year ago. The $2.88 million in cash used by operating activities consisted of $1.86 million in operating loss after adjustment for non-cash items. Changes in working capital contributed an additional $1.02 million reduction to operating cash flow. As of July 31, 2003, the only significant contractual obligations or commercial commitments outstanding consisted of our future minimum facility lease commitments, which totaled $0.89 million in aggregate, of which $0.27 million will be paid out in 2004, $0.48 million in 2005, $0.11 million in 2006 and $0.03 million thereafter.

We have no off-balance sheet arrangements that could significantly reduce our liquidity. Management believes that we have adequate funding for existing operations for at least the next 12 months.

Effective May 1, 2003, we entered into a services agreement with TEAM America pursuant to which we provide general outsourcing services to support their operations. In consideration of the services rendered under the agreement, TEAM America is to pay us a monthly fee of $0.17 million beginning May 31, 2003. Included in revenue for the quarter ended July 31, 2003 is an amount of $0.34 million charged to TEAM America pursuant to the agreement. This amount, which has been classified by us as accounts receivable, has not yet been paid by TEAM America. Upon entering into the services agreement, we advanced TEAM America $0.50 million to assist with their working capital expenditures during the implementation phase of the agreement. This advance is to be repaid in equal monthly installments beginning on June 30, 2003. No repayments have been made under this agreement thus far. The advance to TEAM America of $0.50 million is classified under other current assets as of the balance sheet date. We also paid a $0.10 million deposit to a lender of TEAM America as a commitment to purchase the loan and securities in TEAM America from the lender on or before the close of the pending merger.

On June 12, 2003, we entered into a merger agreement with TEAM America. The merger will be a reverse acquisition by Vsource of TEAM America, with TEAM America being the legal acquiror but Vsource being the accounting acquiror. As a result of the merger, the scope of our human resources solutions will be expanded to include small to medium-sized companies in the United States.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of a date within 90 days of the filing of this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that they are unaware of any reason to believe that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) are not effective.

(b) Changes in Internal Controls: There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In October 2001, two lawsuits were filed against us by holders of Series 2-A convertible preferred stock, before the United States District Court for the Northern District of Illinois, entitled Crestview Capital Fund, LLP v. Vsource, Inc., Case No. 01 C 7833, and Abrahams v. Vsource, Inc., Case No. 01 C 7831. On January 3, 2002, our motion to transfer these cases to the Central District of California was granted. Both lawsuits allege that we failed to timely register the underlying common stock under the Securities Act, an obligation allegedly undertaken in connection with the original sale of those securities. Plaintiffs seek to recover at least $850,000 and $200,000, plus interest, respectively, as well as attorneys’ fees and costs. We are responding to discovery motions at this stage of the proceedings and it is difficult to determine the outcome of this litigation or the range of a potential loss with any degree of certainty. However, we deny any and all liability and intend to vigorously defend against these charges.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)	EXHIBITS:

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	906 Sarbanes-Oxley Act of 2002 Certification

(b)	REPORTS ON FORM 8-K

1.	On June 16, 2003, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing our financial results for the quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSOURCE, INC.

By:	/s/ Phillip E. Kelly
Phillip E. Kelly Chief Executive Officer (Principal Executive Officer)

By:	/s/ Dennis M. Smith
Dennis M. Smith Chief Financial Officer (Principal Financial Officer)

Date: September 15, 2003

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002