Form 10-Q
period 2003-10-31
VSOURCE INC
filed 2003-12-11
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

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

Number of shares of common stock outstanding as of November 30, 2003	1,968,444
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of November 30, 2003	1,060,159
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of November 30, 2003	365,445
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of November 30, 2003	17,364

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2003	January 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,118	$11,152
Restricted cash	150	150
Accounts receivable, net	1,692	1,522
Inventory	276	490
Prepaid expenses	270	337
Other current assets (Note 4)	1,608	1,262

Total current assets	9,114	14,913

Property and equipment, net	4,373	4,974
Restricted cash, non-current	500	250

Total assets	$13,987	$20,137

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,853	$1,134
Accrued expenses	5,187	3,333
Advances from customers, current	1,206	1,229

Total current liabilities	8,246	5,696

Advances from customer, non-current	—	900

Total long-term liabilities	—	900

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2003	January 31, 2003
	(Unaudited)
Commitments and contingencies (note 10)

Non-redeemable Preferred Stock
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 1,060,159 and 1,275,955 shares issued and outstanding as of October 31 and January 31, 2003, respectively) (Aggregate liquidation value is $ 2,650 and $3,190 as of October 31 and January 31, 2003, respectively)	2,609	3,140

Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 365,445 and 367,336 shares issued and outstanding as of October 31 and January 31, 2003, respectively) (Aggregate liquidation value is $ 2,343 and $2,355 as of October 31 and January 31, 2003, respectively)	2,217	2,228

	4,826	5,368

Redeemable Preferred Stock
Preferred stock Series 4-A ($0.01 par value, 25,000 shares authorized; 17,364 and 17,442 shares issued and outstanding as of October 31 and January 31, 2003, respectively)	11,308	2,728

(Aggregate liquidation value is $34,728 and $34,884 as of October 31 and January 31, 2003, respectively)

(Aggregate redemption value is $52,092 and $52,326 as of October 31 and January 31, 2003, respectively)

Total preferred stock	16,134	8,096

Shareholders’ (deficit) equity:
Common stock ($0.01 par value, 500,000,000 shares authorized; 1,968,444 and 1,785,094 shares issued and outstanding as of October 31 and January 31, 2003, respectively)	20	18
Additional paid-in capital	86,082	85,424
Deferred stock based compensation	—	(94)
Accumulated deficit	(96,292)	(79,740)
Other comprehensive loss	(203)	(163)

Total shareholders’ (deficit) equity	(10,393)	5,445

Total liabilities, preferred stock and shareholders’ (deficit) equity	$13,987	$20,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Revenue from
Services	$4,069	$5,701	$12,998	$20,322
Products	661	342	1,266	718

	4,730	6,043	14,264	21,040

Costs and expenses:
Cost of revenue from
Services	2,800	3,124	7,586	9,985
Products	534	190	985	552

	3,334	3,314	8,571	10,537
Selling, general and administrative expenses	4,700	3,926	12,051	11,892
Amortization of stock-based compensation	—	57	94	907
Expenses related to terminated merger with TEAM America	1,467	—	1,467	—
Insurance proceeds from loss of inventory	—	—	—	(464)
Loss on extinguishment of debt	—	6,703	—	6,703

Total costs and expenses, net	9,501	14,000	22,183	29,575

Operating loss	(4,771)	(7,957)	(7,919)	(8,535)
Interest income	5	15	31	52
Interest expense	—	(206)	—	(580)
Non-cash beneficial conversion feature expense	—	(587)	—	(1,717)

Net loss	$(4,766)	$(8,735)	$(7,888)	$(10,780)

Net loss available to common shareholders (see Note 6)	$(7,795)	$(1,599)	$(16,552)	$(3,644)

Basic and diluted weighted average number of common shares outstanding (See Note 7)	1,963,984	1,749,448	1,891,790	1,724,983

Basic and diluted net loss per share available to common shareholders (See Note 7)	$(3.97)	$(0.91)	$(8.75)	$(2.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended October 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,888)	$(10,780)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,670	2,278
Interest expense	—	580
Bad debt expense (writeback)	679	(25)
Write-off of expenses related to terminated merger with TEAM America	600	—
Loss on disposal of property and equipment	2	105
Amortization of stock-based compensation	94	907
Amortization of beneficial conversion feature on convertible debt	—	1,717
Loss on extinguishment of debt	—	6,703
Changes in working capital components	620	(245)

Net cash (used in) provided by operating activities	(4,223)	1,240

Cash flows from investing activities:
Purchase of property and equipment	(1,045)	(628)
Proceeds from sale of property and equipment	—	312
Deposits to provide for letter of support	—	(250)
Advance to TEAM America	(500)	—
Deposit for purchase of loan and securities of TEAM America	(100)	—
Expenses related to terminated merger with TEAM America	(278)	—

Net cash used in investing activities	(1,923)	(566)

Cash flows from financing activities:
Proceeds from issuance of common stock	34	1
Proceeds from issuance of preferred stock	—	7,201
Proceeds from borrowings	—	50

Net cash provided by financing activities	34	7,252

Effect of exchange rates on cash	78	30

Net (decrease) increase in cash and cash equivalents	(6,034)	7,956
Cash and cash equivalents at beginning of period	11,152	4,753

Cash and cash equivalents at end of period	$5,118	$12,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc. (“Vsource” or the “Company”) as of October 31, 2003 and January 31, 2003 and for the three- and nine- month periods ended October 31, 2003 and 2002, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto for the year ended January 31, 2003. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein. Certain prior period information has been reclassified to conform to the current period presentation.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

The Company had an accumulated deficit of approximately $96.29 million as of October 31, 2003 that has been funded primarily through issuances of debt and equity securities. The Company has sustained operating losses since inception. During the nine months ended October 31, 2003, the Company used net cash of $4.22 million from operating activities and $1.92 million in investing activities that resulted in a decrease in cash of $6.03 million. As of October 31, 2003, the Company had a cash balance of $5.12 million. The Company is currently in negotiation with investors for additional cash funding.

The Company has implemented cash conservation measures. There is, however, no assurance that the Company will acquire new clients as quickly or for contracts as large as expected, or that the Company will be able to acquire new clients at all, nor is there any assurance that the Company can raise significant or any new capital in a fund raising from its shareholders or other third party investors.

If the Company is not able to obtain adequate new funding by the second quarter of its next fiscal year, there will be substantial doubt about the Company’s ability to continue as a going concern and, therefore, its ability to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the entity is unable to continue as a going concern.

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

Concentration of Revenue/Credit Risk

For the nine months ended October 31, 2003, one customer, Gateway Japan Inc. (“Gateway”), for which the Company provides warranty solutions, accounted for 60% of total revenue. No other customer accounted for more than 10% of total revenues during this period. The revenue from Gateway has been declining and is expected to continue to decline as the installed base of Gateway’s customers under warranty declines. The Company believes that its ongoing credit evaluation process and the high level of creditworthiness of its customers substantially mitigates the resulting concentration of credit risk in its accounts receivable. The Company performs ongoing credit evaluations of its customers and sets conditions and limits the amount of credit extended when deemed necessary. The Company generally does not require collateral from its customers.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of October 31, 2003, Gateway accounted for 54% of total outstanding accounts receivable. As of January 31, 2003, the same customer, Gateway, accounted for 79% of accounts receivable. In addition, as of October 31, 2003, the Company had a customer advance balance of $1.2 million from Gateway that is used to offset outstanding accounts receivable from Gateway at a monthly rate through October 2004.

2. Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. Vsource has decided not to adopt the fair value method of accounting for stock-based compensation but has complied with the required disclosure of the pro forma effect.

The following table summarizes the pro forma operating results of the Company if compensation cost for stock options granted under its stock option plans and for employee stock purchases under the Purchase Plan had been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss as reported	$(4,766)	$(8,735)	$(7,888)	$(10,780)
Add: Stock-based employee compensation expense included in reported net loss	—	57	94	907
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(437)	(412)	(1,619)	(2,227)

Net loss	$(5,203)	$(9,090)	$(9,413)	$(12,100)

Basic and diluted net loss available to common shareholders per share
As reported	$(3.97)	$(0.91)	$(8.75)	$(2.11)
Pro forma	$(4.19)	$(1.12)	$(9.56)	$(2.88)

Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables” addresses the accounting, by a vendor, for contractual arrangements in which multiple revenue-generating activities will be performed by the vendor. It is effective prospectively for all arrangements entered into in fiscal periods beginning after June 15, 2003. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF Issue 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. The Company adopted EITF Issue 00-21 in the year ended January 31, 2003 and it has had no significant impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 during the current quarter. The adoption of this statement has had no significant impact on its financial position and results of operations.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Merger with TEAM America

On September 26, 2003, the Company announced that it had terminated the merger agreement, dated as of June 12, 2003, by and among the Company, TEAM America, Inc. (“TEAM America”) and Beaker Acquisition Co., Inc., due to the breach by TEAM America of various representations, warranties, covenants and agreements set forth in the merger agreement and the occurrence of a material adverse effect on TEAM America. Subsequent to such termination, TEAM America announced that it had filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code and suspended its operations while considering alternatives. As a result, the Company has written off $1.47 million of expenses associated with the merger and $0.68 million of accounts receivable from TEAM America for services provided.

4. Other Current Assets

	October 31, 2003	January 31, 2003
	(in thousands)
Deferred costs	$697	$590
Deposits	661	328
Other receivables	250	344

	$1,608	$1,262

5. Restricted Cash

Restricted cash represents deposits with a bank to secure standby letters of credit established for the benefit of certain customers.

6. Net Loss Available to Common Shareholders

The following table is a calculation of net loss available to common shareholders:

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net loss	$(4,766)	$(8,735)	$(7,888)	$(10,780)
Add (Less): Deemed non-cash dividend to preferred shareholders
Credit arising on exchange	—	7,318	—	7,318
Deemed non-cash dividend	(3,029)	(182)	(8,664)	(182)

	(3,029)	7,136	(8,664)	7,136

Net loss available to common shareholders	$(7,795)	$(1,599)	$(16,552)	$(3,644)

The credit of $7.3 million for the three and nine months ended October 31, 2002 arose from the exchange of the Company’s Series 2-A convertible preferred stock and Series B and Series B-1 warrants for newly issued Series 4-A convertible preferred stock. The credit represents the excess of the carrying value over the fair value of the Series 4-A convertible preferred stock issued for the exchange.

Deemed dividends to preferred shareholders of $3.03 million and $8.66 million were recorded for the three and nine months ended October 2003, respectively, as a result of both the amortization of beneficial conversion feature and the accretion of the redemption value on Series 4-A convertible preferred stock issued in October 2002 and January 2003.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method. Because the Company had a net loss for the three- and nine-month periods ended October 31, 2003 and 2002, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

8. Comprehensive Loss

The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Net loss	$(4,766)	$(8,735)	$(7,888)	$(10,780)
Other Comprehensive (Loss) Gain
Foreign currency translations	(144)	195	(40)	(307)

Comprehensive loss	$(4,910)	$(8,540)	$(7,928)	$(11,087)

9. Shareholders’ (deficit) equity

The movement in shareholders’ (deficit) equity for the period from January 31, 2003 to October 31, 2003 is as follows:

	Common Shares		Additional Paid-in Capital	Deferred Stock Based Compensation	Accumulated Deficit	Other Comprehensive Loss	Total Shareholders’ Equity
(in thousands, except for share data)	Stock	Amount
Balance at January 31, 2003	1,785,094	$18	$85,424	$(94)	$(79,740)	$(163)	$5,445
Net loss					(7,888)		(7,888)
Foreign currency translations						(40)	(40)
Fractional shares arising on reverse stock split	(23)
Issuance of common stock on:
- Employee stock purchase plan	22,940		34				34
- Conversion of preferred stock	160,433	2	624				626
Stock-based compensation				94			94
Deemed non-cash dividend (Note 6)					(8,664)		(8,664)

Balance at October 31, 2003	1,968,444	$20	$86,082	$—	$(96,292)	$(203)	$(10,393)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

10. Commitments and Contingencies

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through 2007. Certain of these leases contain renewal options. As of October 31, 2003, future minimum lease commitments were as follows (in thousands):

For the Years Ending January 31,
2004	$272
2005	796
2006	337
2007	40

$1,445

Commitments

At October 31, 2003, the Company had standby letters of credit with a maximum potential future payment to $0.65 million. These standby letters of credit are secured by way of a cash deposit, of an equivalent value, to the issuing bank.

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

The Company evaluates its segments based on revenues generated by each of its solutions and gross margin. Gross margin is calculated after cost of revenue charges directly attributable to the segment. Costs excluded from the segments primarily consist of selling, general and administrative expenses and other special charges including loss on extinguishment of debt, insurance proceeds from loss of inventory, interest charges and amortization of beneficial conversion feature expense.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth summary information by segment for the three- and nine- month periods ended October 31, 2003 and 2002:

	Three months ended October 31, 2003		Nine months ended October 31, 2003
	Segment Revenue	Segment Gross Margin (Loss)	Segment Revenue	Segment Gross Margin (Loss)
	(in thousands)
Warranty solutions	$2,502	$1,460	$8,812	$5,100
Human resource solutions	762	(455)	1,471	(668)
Vsource Foundation Solutions	490	141	1,387	458
Sales solutions	976	250	2,594	803

Total	$4,730	$1,396	$14,264	$5,693

	Three months ended October 31, 2002		Nine months ended October 31, 2002
	Segment Revenue	Segment Gross Margin (Loss)	Segment Revenue	Segment Gross Margin (Loss)
	(in thousands)
Warranty solutions	$4,675	$2,320	$17,344	$9,629
Human resource solutions	189	(62)	520	(177)
Vsource Foundation Solutions	384	143	1,241	415
Sales solutions	795	328	1,935	636

Total	$6,043	$2,729	$21,040	$10,503

A reconciliation of consolidated segment gross margin to consolidated loss for the three- and nine- month periods ended October 31, 2003 and 2002 is as follows:

	Three months ended October 31,		Nine months ended October 31
	2003	2002	2003	2002
	(in thousands)
Consolidated segment gross margin	$1,396	$2,729	$5,693	$10,503
Consolidated selling, general and administrative expenses	(4,700)	(3,926)	(12,051)	(11,892)
Amortization of stock-based compensation	—	(57)	(94)	(907)
Expenses related to terminated merger with TEAM America	(1,467)	—	(1,467)	—
Insurance proceeds from loss of inventory	—	—	—	464
Interest expense and interest income	5	(191)	31	(528)
Non cash beneficial conversion feature expense	—	(587)	—	(1,717)
Loss on extinguishment of debt	—	(6,703)	—	(6,703)

Net loss	$(4,766)	$(8,735)	$(7,888)	$(10,780)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risk that we rely heavily on one client and the expectation that revenues from this client will decline significantly, a potential requirement to redeem our Series 4-A convertible preferred stock if we fail to meet certain conditions by March 31, 2006, our limited experience in the business process outsourcing business, the new and unproven market for business process outsourcing services in the Asia-Pacific region, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructure disruptions, dependence on a small number of vendors and service providers, litigation, competition, and other factors discussed in our other Securities and Exchange Commission (the “SEC”) filings, including our registration statement on Form S-2 filed with the SEC on May 20, 2003, and any amendments thereto, our post-effective amendment on Form S-2 to our registration statement on Form S-3 filed with the SEC on May 20, 2003, and our Annual Report on Form 10-K, and any amendments thereto, for the fiscal year ended January 31, 2003.

RECENT DEVELOPMENTS

On September 26, 2003, we announced that we had terminated the merger agreement, dated as of June 12, 2003, by and among us, TEAM America, Inc. and Beaker Acquisition Co., Inc., due to the breach by TEAM America of various representations, warranties, covenants and agreements set forth in the merger agreement and the occurrence of a material adverse effect on TEAM America. Subsequent to such termination, TEAM America announced that it had filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code and suspended its operations while considering alternatives. As a result, we have written off $1.47 million of expenses associated with the merger and $0.68 million of accounts receivable from TEAM America for services provided.

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2003” AND “2004” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2003 AND 2004, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

For the quarter ended October 31, 2003, revenues decreased by 21.7% to $4.73 million from $6.04 million for the same year-ago period. Half of our revenues during this quarter were generated from the provision of warranty solutions to Gateway Japan Inc. (“Gateway”) under a three-year support services agreement (the “Gateway Support Agreement”) to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. Because Gateway terminated its operations in the region in 2001 and therefore is not selling any new products in Asia, revenues from the Gateway Support Agreement have been declining and are expected to continue to decline sequentially as the installed base of end users who will be covered by Gateway’s warranties declines over time. Revenues for the quarter included $0.33 million in fees charged to TEAM America, Inc. pursuant to a services agreement that we entered into with TEAM America effective May 1, 2003. This services agreement was terminated due to TEAM America’s Chapter 11 proceedings and as a result, outstanding accounts receivable due from TEAM America of $0.68 million, consisting of fees charged to TEAM America in the second and third quarters of 2004, were written off as bad debt. In addition, the merger agreement was terminated, by and among us, TEAM America, Inc. and Beaker Acquisition Co., Inc., due to the breach by TEAM America of various representations, warranties, covenants and agreements set forth in the merger agreement and the occurrence of a material adverse effect on TEAM America. As a result of TEAM America’s subsequent Chapter 11 proceedings, we wrote off $1.47 million of expenses associated with the merger.

Our cost of revenue for the third quarter of 2004 increased by $0.02 million, or 0.6%, to $3.33 million from $3.31 million in the third quarter of 2003. Our operating loss decreased from $8.74 million (including loss on extinguishment of debt of $6.70 million) during the third quarter of 2003 to $4.77 million in the third quarter of 2004. Excluding the loss on extinguishment of debt in the third quarter of 2003, our operating loss would have increased, from $2.04 million to $4.77 million. We were unable to reduce our operating costs and selling, general and administrative expenses as quickly as the decline in our revenues due to decreased economies of scale, as we sought to maintain certain minimum levels of staffing and infrastructure to support our existing operations and maintain the ability to rapidly scale our business upon the acquisition of new clients.

As a result of the terminated merger with TEAM America and TEAM America’s subsequent Chapter 11 proceedings, we wrote off $1.47 million, made up of $0.87 million of merger-related costs and $0.60 million relating to debt owed to us by TEAM America and a deposit paid by us to a lender of TEAM America. We also wrote off as bad debt $0.68 million, consisting of fees charged to TEAM America in the second and third quarters of 2004.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Revenue from
Services	$4,069	$5,701	$12,998	$20,322
Products	661	342	1,266	718

	4,730	6,043	14,264	21,040
Revenue from
Warranty solutions	2,502	4,675	8,812	17,344
Human resource solutions	762	189	1,471	520
Vsource Foundation Solutions	490	384	1,387	1,241
Sales solutions	976	795	2,594	1,935

	4,730	6,043	14,264	21,040

Cost and expenses:
Cost of revenue from
Services	2,800	3,124	7,586	9,985
Products	534	190	985	552

	3,334	3,314	8,571	10,537
Cost of revenue from
Warranty solutions	1,042	2,355	3,712	7,715
Human resource solutions	1,217	251	2,139	697
Vsource Foundation Solutions	349	241	929	826
Sales solutions	726	467	1,791	1,299

	3,334	3,314	8,571	10,537

Selling, general and administrative expenses	4,700	3,926	12,051	11,892
Amortization of stock-based compensation	—	57	94	907
Expenses related to the terminated merger with TEAM America	1,467	—	1,467	—
Insurance proceeds in respect of loss of inventory	—	—	—	(464)
Loss on extinguishment of debt	—	6,703	—	6,703

Total costs and expenses, net	9,501	14,000	22,183	29,575

Operating loss	(4,771)	(7,957)	(7,919)	(8,535)

Interest income	5	15	31	52
Interest expense	—	(206)	—	(580)
Non-cash beneficial conversion feature expense	—	(587)	—	(1,717)

Net loss	$(4,766)	$(8,735)	$(7,888)	$(10,780)

Net loss available to common shareholders	$(7,795)	$(1,599)	$(16,552)	$(3,644)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED OCTOBER 31, 2003, COMPARED TO THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2002

REVENUE

During the third quarter and first nine months of 2004, revenue was derived from business process outsourcing solutions: warranty solutions, human resource solutions, Vsource Foundation SolutionsTM and sales solutions. Revenue from sales solutions included revenue from sales of products and services.

Total revenue decreased to $4.73 million for the third quarter of 2004, from $6.04 million for the same period one year ago, a decrease of $1.31 million or 21.7%. $0.33 million of revenue during the third quarter of 2004 were attributable to fees charged under our services agreement with TEAM America. Such fees have been written off as bad debt as a result of TEAM America’s Chapter 11 proceedings. Excluding revenue attributable to TEAM America, total revenue decreased to $4.40 million for the third quarter of 2004, representing a decrease of $1.65 million or 27.3%. Services revenue decreased 28.6% in the third quarter of 2004 to $4.07 million compared to $5.70 million from the same period a year ago, while product revenue increased 93.3% to $0.66 million compared to $0.34 million from the same period a year ago. Excluding revenue attributable to TEAM America, services revenue decreased 34.5% in the third quarter of 2004 to $3.74 million. Although some components of our services increased during this period, they were not enough to offset a decline in revenue from our warranty solutions.

Our ability to expand opportunities with existing clients and acquire new clients to offset the declining warranty solutions revenue was hampered by the outbreak of SARS in the Asia-Pacific region during the first and second quarters of 2004, as the operations of clients and prospective clients were disrupted and it became more difficult for our sales staff to meet with prospective clients. This effectively delayed our normal sales cycles by approximately three to six months. Total revenue decreased to $14.26 million for the first nine months of 2004, from $21.04 million for the same period one year ago, a decrease of $6.78 million or 32.2%. Excluding revenue attributable to TEAM America, which we have written off as bad debt as a result of TEAM America’s Chapter 11 proceedings, total revenue decreased to $13.60 million for the first nine months of 2004, a decrease of $7.44 million or 35.4%. Services revenue decreased 36.0% in the first nine months of 2004 to $13.00 million compared to $20.32 million from the same period a year ago. Excluding revenue attributable to TEAM America, services revenue decreased 39.3% in the first nine months of 2004 to $12.33 million. Product revenue increased 76.3% to $1.27 million compared to $0.72 million from the same period a year ago.

The principal cause of the decline in services revenue was a decline in warranty solutions revenue, which decreased by 46.5% to $2.50 million in the third quarter of 2004 from $4.68 million in the same period a year ago. Warranty solutions revenue in the first nine months of 2004 decreased by 49.2% to $8.81 million from $17.34 million in the same year-ago period. In the third quarter of 2004, revenue from warranty solutions represented 61.5% of our total services revenue and 52.9% of our total revenue, compared to 82.0% of our total services revenue and 77.4% of our total revenue in the third quarter of 2003. In the first nine months of 2004, revenue from warranty solutions represented 67.8% of our total services revenue and 61.8% of our total revenue, compared to 85.3% of our total services revenue and 82.4% of our total revenues in the first nine months of 2003. Almost all of our warranty solutions revenue were generated under the Gateway Support Agreement to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. Because Gateway terminated its operations in the region in 2001 and therefore is not selling any new products in Asia, revenues from the Gateway Support Agreement have been declining and are expected to continue to decline consistently as the installed base of end users who will be covered by Gateway’s warranties declines over time.

The decline in warranty solutions revenue was partially offset by increases in revenue from human resource solutions, foundation solutions and sales solutions. In the third quarter of 2004, human resource revenue increased by 303.2% from $0.19 million in the third quarter of 2003 to $0.76 million in the third quarter of 2004. However, $0.33 million of this revenue was attributable to fees charged under our services agreement with TEAM America. Excluding revenue attributable to TEAM America, human resource revenue increased by 127.0% to $0.43 million in the third quarter of 2004 from $0.19 million in the third quarter of 2003. Revenue from human resource solutions including and excluding revenue attributable to TEAM America represented 16.1% and 9.8%, respectively, of our total revenue in the third quarter of 2004, compared to 3.1% in the third quarter of 2003. In the first nine months of 2004, human resource revenue increased by 182.9% from $0.52 million in the first nine months of 2003 to $1.47 million. Excluding revenue attributable to TEAM America, human resource revenue increased by 54.6% to $0.80 million in the first nine months of 2004. Revenue from human resource solutions including and excluding revenue attributable to TEAM America represented 10.3% and 5.9%, respectively, of our total revenue in the first nine months of 2004, compared to 2.5% in the first nine months of 2003.

Vsource Foundation Solutions revenue increased 27.6% to $0.49 million in the third quarter of 2004 from $0.38 million for the same period a year ago. In the first nine months of 2004, Vsource Foundation Solutions generated revenue of $1.39 million, as compared to $1.24 million in the first nine months of 2003. We continued to deliver customer relationship management services to clients such as Network Appliance and ABN AMRO and accounts processing services to clients such as EMC and Haworth. Revenues from Vsource Foundation Solutions represented 10.4% of our total revenue in the third quarter of 2004, compared to 6.4% in the third quarter of 2003. For the first nine months of 2004, revenue from Vsource Foundation Solutions represented 9.7% of our total revenue, compared to 5.9% for the same period a year ago.

In the third quarter of 2004, revenue from sales solutions increased by 22.8% to $0.98 million from $0.80 million in the third quarter of 2003, increasing from 13.2% of our total revenue in the third quarter of 2003 to 20.6% in the third quarter of 2004. In the first nine months of 2004, revenue from sales solutions increased by 34.1% to $2.59 million from $1.94 million in the first nine months of 2003, increasing from 9.2% of our total revenue in the first nine months of 2003 to 18.2% in the first nine months of 2004. Sales solutions revenue comprised of revenue from selling services as well as revenue from selling products. Sales solutions generated service revenue of $0.32 million in the third quarter of 2004, compared to $0.45 million in the period a year ago. This 30.5% decrease was primarily attributable to decreased sales of out-of-warranty repairs of Gateway products. Sales solutions generated service revenue of $1.33 million in the first nine months of 2004, compared to $1.22 million in the same year-ago period, with all of the increase taking place during the first quarter of 2004. Sales solutions generated product revenue of $0.66 million in the third quarter of 2004, compared to $0.34 million in the same year-ago period. This 93.3% increase was principally attributable to increased sales of computer replacement parts in Japan. Sales solutions generated product revenue of $1.27 million in the first nine months of 2004, compared to $0.72 million for the same period a year ago.

COST OF REVENUE

During the third quarter and first nine months of 2004, cost of revenue consisted primarily of employee-related costs, subcontracting costs, and parts and repair costs associated with providing customers with goods and services. Other cost of revenue included freight, duties, telecommunications and travel expenses. In accordance with our deferred revenue treatment on set-up revenue generated from implementation of our solutions, we also defer the costs relating to such set-ups and amortize those costs for a period identical to the period for which revenue is deferred. Therefore, there can be a timing difference between when the costs are actually incurred, to when they are recognized.

In general, we were not able to reduce operating costs as quickly as the reductions in our revenues due to our need to maintain certain minimum levels of infrastructure and staffing to support our existing operations and maintain the ability to rapidly scale our business upon the acquisition of new clients. In addition, we re-evaluated the profitability of some projects and wrote off $0.42 million of deferred staffing costs and incurred expenses in building out a new call center facility in Taiwan to support a new client. Total cost of revenue for the third quarter of 2004 increased marginally by 0.6% to $3.33 million from $3.31 million for the same year-ago period, compared to a decrease of 21.7% in total revenue during the same periods. Excluding the $0.19 million cost of revenue attributable to TEAM America and additional $0.42 million of deferred staffing costs recognized, total cost of revenue for the third quarter of 2004 decreased to $2.73 million, a decrease of $0.58 million, or 17.7%, compared to a decrease of 27.2% in total revenue, excluding revenue attributable to TEAM America, during the same periods. Services cost of revenue decreased 10.4% in the third quarter of 2004 to $2.80 million, which was significantly less than the 28.6% decline in service revenue during the same periods. Excluding services cost of revenue attributable to TEAM America and deferred staffing costs, services cost of revenue decreased 29.7% in the third quarter of 2004 to $2.20 million, compared to the 34.5% decline in service revenue, excluding revenue attributable to TEAM America, during the same periods. Product cost of revenue increased 181.1% to $0.53 million, which was significantly more than the increase of 93.3% in product revenue due to higher volumes of lower margin computer parts being sold. Total cost of revenue for the first nine months of 2004 decreased to $8.57 million from $10.54 million for the same year-ago period, a decrease of $1.97 million, or 18.7%, which was less than the 32.2% decline in total revenue during this period. Excluding cost of revenue attributable to TEAM America and deferred staffing costs, total cost of revenue for the first nine months of 2004 decreased to $7.97 million, a decrease of $2.57 million, or 24.4%, which was less than the 35.4% decline in total revenue, excluding revenue attributable to TEAM America, during this period. Services cost of revenue decreased 24.0% in the first nine months of 2004 to $7.59 million, which was less than the 36.0% decline in service revenue during the same period. Excluding cost of revenue attributable to TEAM America and deferred staffing costs, services cost of revenue decreased 30.9% in the first nine months of 2004 to $6.90 million, which was less than the 39.3% decline in service revenue, excluding revenue attributable to TEAM America, during this period. Product cost of revenue increased 78.4% to $0.99 million, compared to an increase of 76.3% in product revenue.

Total cost of revenue in the third quarter of 2004 represented 70.5% of total revenues as compared to 54.8% in the same period a year ago. Excluding revenue and cost of revenue attributable to TEAM America and deferred staffing costs, total cost of revenue in the third quarter of 2004 represented 62.1% of total revenue. Cost of services revenue in the third quarter of 2004 represented 68.8% of service revenue, as compared to 54.8% of service revenue in the same period a year ago, attributable to the $0.42 million of additional staffing costs recognized and costs incurred in building out a new call center facility in Taiwan. Excluding revenue and cost of revenue attributable to TEAM America and deferred staffing cost, cost of services revenue in the third quarter of 2004 represented 58.8% of services revenue. Cost of product revenue in the third quarter of 2004 represented 80.8% of our total product revenue, an increase from 55.6% in the same period a year ago due to higher volumes of lower margin computer parts being sold. Total cost of revenue in the first nine months of 2004 represented 60.1% of total revenue as compared to 50.1% in the same period a year ago. Excluding revenue and cost of revenue attributable to TEAM America, total cost of revenue in the first nine months of 2004 represented 58.0% of total revenue. Cost of services revenue in the first nine months of 2004 represented 58.4% of service revenue, as compared to 49.1% of service revenue in the same period a year ago. Excluding revenue and cost of revenue attributable to TEAM America, cost of services revenue in the first nine months of 2004 represented 56.0% of services revenue. Cost of products revenue in the first nine months of 2004 represented 77.8% of our product revenue, an increase from 76.9% in the same period a year ago due to higher volumes of lower margin computer parts being sold.

In the third quarter of 2004, cost of revenue from warranty solutions represented 41.6% of same-segment revenue, compared to 50.4% during the same period in 2003. The decrease was the result of higher credits received from our OEM suppliers for returned computer parts. Cost of revenue from warranty solutions represented 22.0% of our total revenue in the third quarter of 2004, compared to 39.0% during the same period in 2003. This decrease primarily reflected the decline in warranty solutions as a percentage of our total business, as revenue from human resource solutions, foundation solutions and sales solutions increased during this period while revenue from warranty solutions were declining. In the first nine months of 2004, cost of revenue from warranty solutions represented 42.1% of same-segment revenues and 26.0% of our total revenue, compared to 44.5% and 36.7%, respectively, in 2003.

Cost of revenue from human resource solutions constituted 159.7% of same-segment revenue and 25.7% of total revenue in the third quarter of 2004, compared to 132.8% and 4.2%, respectively, in the same period in 2003. Excluding $0.19 million of cost of revenue attributable to TEAM America, $0.33 million of revenue attributable to fees charged under our services agreement with TEAM America and $0.42 million of deferred staffing costs recognized, cost of revenue from human resource solutions constituted 142.7% of same-segment revenue and 13.9% of total revenue in the third quarter of 2004. The fact that cost of revenue exceeded same-segment revenues was the result of our continued build-out of infrastructure and operations to support this line of business. Cost of revenue from human resource solutions constituted 145.4% of same-segment revenue and 15% of total revenue in the first nine months of 2004, compared to 134.0% and 3.3%, respectively, in the same period in 2003. Excluding revenue and cost of revenue attributable to TEAM America and deferred staffing cost, cost of revenue from human resource solutions constituted 180.8% of same-segment revenue and 10.7% of total revenue in the first nine months of 2004.

In the third quarter of 2004, cost of revenue from Vsource Foundation Solutions represented 71.2% of same-segment revenue and 7.4% of our total revenue, compared to 62.8% and 4.0%, respectively, in the same period in 2003. The increase in cost as a percentage of same-segment revenue was the result of our build-out of a new call center facility in Taiwan to support a new client, while the increase in cost as a percentage of total revenue reflected the growth of Vsource Foundation Solutions in our revenue composition and decrease in revenue from warranty solutions. In the first nine months of 2004, cost of revenue from Vsource Foundation Solutions represented 67.0% of same-segment revenue and 6.5% of our total revenue, compared to 66.6% and 3.9%, respectively, in the same period in 2003.

Cost of revenue from sales solutions constituted 74.4% of same-segment revenue and 15.3% of total revenue in the third quarter of 2004, compared to 58.7% and 7.7%, respectively, in the same period in 2003. The increase in cost as a percentage of same-segment revenue was the result of higher volumes of lower margin computer parts being sold while the increase in cost as a percentage of total revenue reflected the growth in sales solutions as a percentage of total revenue. Cost of revenue from sales solutions constituted 69.0% of same-segment revenue and 12.6% of total revenue in the first nine months of 2004, compared to 67.1% and 6.2%, respectively, in the same period in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the third quarter and first nine months of 2004, selling, general and administrative expenses consisted primarily of employee-related costs, such as salaries of administrative and support personnel, benefits and commissions; travel expenses, recruitment expenses, promotional and advertising expenses, insurance premiums, rental and costs relating to certain other third-party professional services. Our selling, general and administrative expenses in the third quarter of 2004 were mainly comprised of employee-related expenses of $2.08 million, outside professional services expenses of $0.36 million, depreciation of $0.35 million, rental of $0.26 million, insurance expenses of $0.20 million and write-off of $0.68 million for accounts receivable from TEAM America due to TEAM America’s Chapter 11 proceedings. Selling, general and administrative expenses in the first nine months of 2004 were mainly comprised of employee-related expenses of $5.47 million, outside professional services expenses of $1.02 million, depreciation of $1.11 million, rental of $0.68 million, insurance expenses of $0.62 million and write-off of $0.68 million for accounts receivable from TEAM America.

Selling, general and administrative expenses increased to $4.70 million for the third quarter of 2004 from $3.93 million for the same period in 2003, an increase of $0.77 million or 19.7%. Excluding the write-off of TEAM America bad debt, selling, general and administrative expenses increased to $4.02 million, a 2.4% increase. During the third quarter of 2004, selling, general and administrative expenses represented 99.4% of total revenue, compared to 65.0% during the third quarter of 2003. Excluding the write-off of TEAM America bad debt, selling, general and administrative expenses represented 85.0% of total revenue, as we were unable to reduce selling, general and administrative expenses while revenues were declining, due to our desire to maintain certain minimum thresholds of staffing and infrastructure to support our existing operations and to be able to rapidly scale our business upon the acquisition of new clients. For the first nine months of 2004, selling, general and administrative expenses increased to $12.05 million from $11.89 million for the same period in 2003, an increase of $0.16 million or 1.3%. Excluding the write-off of TEAM America bad debt, selling, general and administrative expenses actually decreased to $11.37 million, or 4.4%. During the first nine months of 2004, selling, general and administrative expenses represented 84.5% of total revenue, compared to 56.5% during the first nine months of 2003. Excluding the write-off of TEAM America bad debt, selling, general and administrative expenses represented 79.7% of total revenue. Although we were able to reduce these expenses to some degree, the rate of decline did not match the rate of decline in either our total revenues or in our cost of revenues, as we believed that maintaining our current levels of sales and marketing staff and senior management was important to acquiring new revenues to replace the declining revenues from our warranty solutions business.

EXPENSES RELATED TO THE TERMINATED MERGER WITH TEAM AMERICA

In the third quarter of 2004, expenses of $0.87 million incurred for the terminated merger with TEAM America relating to financial advisor, legal and accounting services were expensed. In addition, $0.60 million pertaining to debt owed to us by TEAM America, and a deposit with a lender of TEAM America, were written off in light of TEAM America’s Chapter 11 proceedings following the termination of the merger agreement.

INSURANCE PROCEEDS IN RESPECT OF LOSS OF INVENTORY

Insurance proceeds of $0.46 million were received in the first quarter of 2003 in respect of inventory stolen from our warehouse in Malaysia in January 2002.

INTEREST EXPENSE

Interest expense for the third quarter of 2004 was $0 compared to $0.21 million in the same period a year ago. For the first nine months of 2004, interest expense was $0 compared to $0.58 in the same period a year ago. The reduction was due to the extinguishment of Series A convertible notes and Series B-1 exchangeable notes, on which 10% per annum interest was payable, during the third and fourth quarters of 2003. As of October 31, 2003, we had no outstanding interest-bearing debt.

NON-CASH BENEFICIAL CONVERSION FEATURE EXPENSE

We did not incur any non-cash beneficial conversion feature expense during the third quarter of 2004 as compared to $0.59 million the same period a year ago. Similarly in the first nine months of 2004, we did not incur any non-cash beneficial conversion feature expense, as compared to $1.72 million in the same period a year ago. This expense arose from our issuance of Series A convertible notes and Series B-1 exchangeable notes, which were convertible into our common stock at a price below the fair market value of our common stock on the respective commitment dates of the securities. This expense was recognized in accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”. The Series A convertible notes and Series B-1 exchangeable notes were extinguished during the third and fourth quarters of 2003.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The weighted average number of shares of common stock of 1,963,984 for the third quarter of 2004 increased from 1,749,448 for the third quarter of 2003, an increase of 214,536 shares. These increases mainly resulted from the conversion of Series 1-A convertible preferred stock into 98,275 shares of common stock, conversion of Series 2-A convertible preferred stock into 864 shares of common stock, conversion of Series 4-A convertible preferred stock into 78,000 shares of common stock and the issuance of 38,581 shares of common stock under the Employee Stock Purchase Plan. The weighted average number of shares of common stock of 1,891,790 for the first nine months of 2004 increased from 1,724,983 for the first nine months of 2003, an increase of 166,807 shares.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION—AT OCTOBER 31, 2003, COMPARED TO JANUARY 31, 2003:

CASH AND CASH EQUIVALENTS

As of October 31, 2003, cash and cash equivalents totaled $5.12 million, down $6.03 million from $11.15 million at January 31, 2003. This decrease in cash and cash equivalents was mainly due to net cash used in operating activities of $4.22 million, purchase of fixed assets of $1.05 million and costs associated with the terminated merger with TEAM America of $0.88 million for the nine months ended October 31, 2003.

ACCOUNTS RECEIVABLE

As of October 31, 2003, accounts receivable totaled $1.69 million, an increase of $0.17 million from $1.52 million at January 31, 2003. This increase was primarily due to slower payment by some of our customers.

INVENTORIES

As of October 31, 2003, inventories amounted to $0.28 million, down $0.21 million from $0.49 at January 31, 2003. Inventories consisted mainly of parts purchased for use in providing warranty solutions in connection with the Gateway Support Agreement and for sale in connection with our sales solutions business. Inventories declined as our warranty solutions business declined during these periods. Inventories are generally determined using the last-in-first-out (LIFO) method.

PREPAID EXPENSES

As of October 31, 2003, prepaid expenses totaled $0.27 million, down from $0.34 million at January 31, 2003, a decrease of 19.9%. This decrease in prepaid expenses is due to expensing of prepaid insurance over the period.

PROPERTY AND EQUIPMENT, NET

As of October 31, 2003, net book value of property and equipment totaled $4.37 million, a decrease of $0.60 million from $4.97 million at January 31, 2003. The decrease was due principally to depreciation charge of $1.67 million during the nine months ended October 31, 2003, offset by spending on property and equipment of $1.05 million in the first nine months of 2004 compared to $0.63 million spent in the same period a year ago. The increased spending was due to our build-out of a new 110-seat call center facility in Taiwan to support a new client and build-out of a new facility in the Multimedia Super Corridor in Cyberjaya, Malaysia, outside of Kuala Lumpur.

ACCOUNTS PAYABLE

As of October 31, 2003, accounts payable were $1.85 million, an increase of $0.72 million from $1.13 million at January 31, 2003. The increase was due to purchase of property and equipment and costs associated with the terminated merger with TEAM America.

SERIES 4-A CONVERTIBLE PREFERRED STOCK

As of October 31, 2003, the carrying value of our outstanding Series 4-A convertible preferred stock was $11.31 million, up from $2.73 million as at January 31, 2003. This was due to the amortization of deemed discount on the beneficial conversion feature and accretion of redemption value of the Series 4-A convertible preferred stock. During the first nine months of 2004, 78 shares of Series 4-A convertible preferred stock were converted into 78,000 shares of common stock.

OTHER COMPREHENSIVE LOSS

As of October 31, 2003, other comprehensive loss was $0.20 million, up $0.04 million from $0.16 million at January 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $5.12 million as of October 31, 2003, as compared to $11.15 million at January 31, 2003, a decrease of $6.03 million or 54.1%. As of October 31, 2003, we had working capital of $0.87 million. To date, we have financed our operations primarily through preferred stock financing and issuances of debt. For the nine months ended October 31, 2003, we did not generate positive cash flow from operating activities.

Net cash used by operating activities was $4.22 million for the first nine months of 2004, as compared to net cash generated of $1.24 million for the same period one year ago. The $4.22 million in cash used by operating activities consisted of $4.84 million in operating loss after adjustment for non-cash items. Changes in working capital contributed a positive $0.62 million to operating cash flow. As of October 31, 2003, the only significant contractual obligations or commercial commitments outstanding consisted of our future minimum facility lease commitments, which totaled $1.45 million in aggregate, of which $0.27 million will be paid out in 2004, $0.80 million in 2005, $0.34 million in 2006 and $0.04 million thereafter. We have no off-balance sheet arrangements that could significantly reduce our liquidity.

We are currently in negotiations with investors for additional cash funding. We have implemented cash conservation measures. There is, however, no assurance that we will acquire new clients as quickly or for contracts as large as expected, or that we will be able to acquire new clients at all, nor is there any assurance that we can raise significant or any new capital in a fund raising from our shareholders or other third party investors. If we are not able to obtain adequate new funding by the second quarter of our next fiscal year, there will be substantial doubt about our ability to continue as a going concern and, therefore, our ability to realize our assets and discharge our liabilities in the normal course of business. The financial statements in this Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)	EXHIBITS:

10.25	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Ted Crawford dated as of October 1, 2003

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	906 Sarbanes-Oxley Act of 2002 Certification

(b)	REPORTS ON FORM 8-K

1.	On September 17, 2003, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing our financial results for the fiscal quarter ended July 31, 2003.

2.

On September 29, 2003, we filed a Current Report on Form 8-K reporting the termination of the merger agreement dated as of June 12, 2003 by and between us, TEAM America, Inc. and Beaker Acquisition Co., Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSOURCE, INC.

By:	/s/ Phillip E. Kelly
Phillip E. Kelly
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dennis M. Smith
Dennis M. Smith
Chief Financial Officer
(Principal Financial Officer)

Date: December 10, 2003

EXHIBIT INDEX

Exhibit No.	Description
10.25	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Ted Crawford dated as of October 1, 2003

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002