Form 10-K
period 2004-01-31
VSOURCE INC
filed 2004-04-30
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on March 31, 2004 was $648,112 computed upon the basis of the average bid and asked prices of the common stock on that date.

Number of shares of common stock outstanding as of March 31, 2004	2,026,039
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of March 31, 2004	945,008
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of March 31, 2004	334,244
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of March 31, 2004	17,364

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on June 23, 2004 is incorporated by reference in Part III of this Form 10-K.

VSOURCE, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED

JANUARY 31, 2004

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-K contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, heavy reliance on a small number of major clients, a potential requirement to redeem our Series 4-A convertible preferred stock if we fail to meet certain conditions by March 31, 2006, our limited experience in providing human capital management solutions, the new and unproven market for business process outsourcing services internationally, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructure disruptions, dependence on a small number of vendors and service providers, management of acquisitions, litigation, competition and other risks discussed in this Form 10-K under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

Item 1.    BUSINESS

Overview

Our mission is to be the market leader in providing Fortune 500 and Global 500 companies with seamless, customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region, and human capital management services to small and medium sized businesses in the United States. Business process outsourcing is the outsourcing by a company of certain business and operational functions by hiring third-party vendors such as Vsource to perform those functions on their behalf, while in human capital management services, Vsource is the co-employer, taking responsibility for managing the payroll, benefits, employee claims processing and administrative functions. If such functions are not outsourced, then a company would need to perform those functions internally, using its own personnel, infrastructure and resources. We began offering human capital management services in October 2003.

We offer sophisticated business process outsourcing solutions to our clients. Our solutions and our operating systems are designed so that companies can confidently rely on us to operate important technical, administrative and sales functions on their behalf in multiple countries globally or in multiple states within the United States. Our business process outsourcing services help clients in reducing the complexities involved with operating on a regional basis and lowering their costs while improving their service levels.

We offer a range of business process outsourcing solutions to our clients including:

•	Warranty Solutions — a broad range of after-sales and customer support functions including telephone, web and email technical support, comprehensive warranty and product support, parts dispatch and management, multi-lingual helpdesk, field services, on-site fix and reverse logistics;

•	Human Resource Solutions — payroll processing, expense claims processing and administration, statutory reporting and filing, employee helpdesk, online reports, accounting and corporate reporting, and payment solutions;

•	Sales Solutions — demand generation through sales and marketing, development of market channels to support the sales of our clients’ products and services across the Asia-Pacific region, and execution of the sales of such products and services;

•	Human Capital Management Solutions — business process outsourcing focusing on payroll and benefits processing, as well as administrative services, for small and medium sized enterprises in the United States; and

•	Vsource Foundation Solutions™ — general business process outsourcing services comprising of turn-key customer relationship management, supply chain management, and financial administration.

Our business process outsourcing solutions are designed to bundle key operating know-how and processes together in a single package. For instance, our warranty solutions enable us to provide warranty and other after-sales support to our clients through the integration of our customer relationship management, supply chain management and financial administration functions into one package. The key components of our business process outsourcing solutions are:

•	customer relationship management;

•	financial and payroll administration;

•	benefits administration;

•	supply chain management; and

•	sales management.

We deliver our solutions into most major markets in the Asia-Pacific region, the United States and 21 countries in Europe. We support our clients’ operations from two shared service centers located in Malaysia (Kuala Lumpur and Cyberjaya) and two shared service centers located in Taiwan and Japan, respectively. We also have sales and administrative offices in California, Texas and Hong Kong.

Our largest customer is Gateway Japan Inc. (“Gateway”), an affiliate of Gateway Inc., and our other clients include Network Appliance Inc. and affiliates of ABN AMRO Bank N.V. (“ABN AMRO”), Agilent Technologies Inc. (“Agilent Technologies”) and EMC Corp. (“EMC”).

We have entered into sales and purchase agreements with Symphony House Berhad (“Symphony House”) and other investors to sell them 38.8% of the issued and outstanding share capital of Vsource (Malaysia) Berhad, formerly known as Vsource (Malaysia) Sdn Bhd (“Vsource Malaysia”), our wholly-owned Malaysian subsidiary, for total cash consideration of approximately $9.5 million. As part of the transaction, we transferred all of the shares and share capital of our wholly owned subsidiaries in Japan and Taiwan to Vsource Malaysia, and all intercompany amounts outstanding as of November 30, 2003 between these three companies and Vsource and our other subsidiaries were waived or forgiven. All sales were completed by March 23, 2004. As a result, we now hold 61.2% of Vsource Malaysia, and Symphony House and the other investors hold 30.3% and 8.5% respectively.

References to “we”, “us”, “our”, “Vsource” or the “Company” refers to Vsource, Inc. and its subsidiaries. We maintain our executive offices at 7855 Ivanhoe Avenue, Suite 200, La Jolla, California 92037. Our telephone number is (858) 551-2920 and our website is at www.vsource.com.

INDUSTRY BACKGROUND

Managing a global business today is highly complex. Multinational companies are faced with many challenges in the execution of their business strategies across the world. In particular, these companies frequently face the need for support services in areas which are important, but not core competencies, for their particular business model. Globally, managers face a combination of challenges including (i) increasing regulatory complexity; (ii) a need to maintain best-practices; (iii) attracting, maintaining and managing the human talent required to deliver professional and operating skills reliably and seamlessly across multi-national borders; and (iv) a lack of scale in their operations. For managers of Fortune 500 and Global 500 companies operating internationally on a regional or global basis, these challenges are exacerbated by the complexities of operating in and across countries with different languages, regulations, currencies, business practices and cultural nuances. These complexities make it even more difficult and costly to deliver internal corporate functions than in a homogeneous market such as the United States.

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

OUR STRATEGY

Our strategy is focused on two market segments. The first is to focus on Fortune 500 and Global 500 companies with substantial operations across multiple countries in the Asia-Pacific region. Many of these companies utilize business process outsourcing services in the United States and/or Europe, but we believe that few have initiated the use of these services in the Asia-Pacific region because, until recently, a regional solution has not been available. We believe that our approach, which requires substantial investment in sales and marketing to acquire clients because our target clients are the world’s largest companies, allows us to establish highly integrated, tailored and long-term solutions, generating both initial and recurring revenue streams. Secondly, our human capital management business is focused on delivering services to small and medium sized business in the United States. Acting as co-employers, we provide a range of human resource related solutions including: payroll services, benefits administration and administrative services.

We deliver our business process outsourcing solutions to multiple clients on a regional and inter-regional basis from shared services centers, rather than on a country-by-country basis using separate, duplicative facilities in each country. Our shared service centers utilize a sophisticated technology-based infrastructure integrating transaction processing and customer support functions to deliver our solutions on a regional basis, which allows us to achieve economies of scale that, in turn, help us to save costs for ourselves and our clients. Each of our business process outsourcing solutions integrates multiple functions together with our people, processes and technology for the delivery of a complete and integrated solution to our client. The goal is to provide our clients with a seamless, centralized integrated solution and a single point of accountability through Vsource.

OUR SOLUTIONS

We offer our clients five solutions, which we call Vsource Versatile Solutions™, to handle their technical, administrative and sales functions:

•	Warranty solutions;

•	Human resource solutions;

•	Sales solutions;

•	Human Capital Management Solutions; and

•	Vsource Foundation Solutions.

Warranty solutions

We manage after-sales service for clients on a regional basis to reduce their cost of providing support for service or warranty obligations and to provide a single point of accountability. Our warranty solutions are comprised of:

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

Human Capital Management Solutions

Acting as co-employers, we manage the human resource and administration activities for our small and medium sized clients in the United States. our human capital management solutions include the following service elements:

•	Payroll processing;

•	Benefits administration;

•	Statutory and regulatory compliance;

•	Worker’s compensation;

•	Administrative services; and

•	401k administration.

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

Single Point of Accountability; Elimination of Duplication.    Our business process outsourcing solutions provide our clients with centralized functions that are essential to the regional operation of their business in the United States, Europe or the Asia-Pacific region. Typically, our clients would be required to build, own and operate these activities internally, or seek separate vendors in each country in which they operate to deliver services for only that specific country. Many companies do not operate regional shared service centers and instead build duplicative facilities in each country in which they operate. As such, their cost of providing functions from duplicative facilities in multiple countries tends to be higher than would be the case in home markets where these functions are outsourced or centralized. Where vendor support is required, target clients are typically forced to select different vendors from each country rather than working through a single vendor because few vendors currently provide a proven international regional solution. Our solutions give our clients a single point of accountability for the regional delivery of services and uniform service standards across multiple and varied countries regionally and globally.

Shared Service Multi-User Platform.    All of our solutions are delivered from our shared service centers in Malaysia, Taiwan and Japan. The markets in many individual countries in the Asia-Pacific region and Europe may be too small to justify the investment required by a client to build the necessary operations to handle after-sales service or payroll and claims operations in just that country. Moreover, the costs of providing these essential external and internal services in the larger markets in the Asia-Pacific region and Europe may be high.

Additionally, such costs may be increased even further as a result of operating duplicative facilities and retaining personnel in each country. Our business process outsourcing solutions utilize our shared service centers in Malaysia, Taiwan and Japan, which are configured to be leveraged across multiple client users. This multi-user platform often permits us to deliver equal or better standards of service at lower fully-loaded costs.

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

Internet Delivery.     Technology utilizing the Internet has significantly improved the flow of information across borders globally and regionally. The Internet has enabled us to build our business process outsourcing solutions and to deliver a service that is cost competitive and transparent to our clients. Each of our business process outsourcing solutions employs robust on-line functionality to facilitate customer service and transparent operating performance to our clients.

Experienced, Highly Motivated Workforce and Management Team.    We believe that our highly skilled, diverse and well-trained workforce is one of our greatest assets. Our management has extensive and distinguished operating experience internationally generally, and in the operation of shared service operating models in particular. We strive to develop leadership and client service excellence at all levels of our organization. We seek to hire individuals with significant industry experience, exposure to best practices demanded by Fortune 500 and Global 500 clients, and an extensive understanding of operating within and across geographic borders. Our executive officers maintain a significant ownership stake in our company that, as of January 31, 2004, represented over 24% of our total issued and outstanding common stock on a fully-diluted basis, including convertible securities but excluding stock options issued under our stock option plan. In addition, all of our full-time employees have an ownership interest in Vsource via option grants. We believe that these equity stakes significantly help in motivating our team to provide what we believe to be world class levels of client service.

SERVICE DELIVERY

We deliver our business process outsourcing solutions through an infrastructure of shared service centers based in Malaysia, Taiwan and Japan utilizing online, web-enabled technology systems, best in class enterprise-grade software applications, and third party service providers. Our business is based on leveraging shared resources to provide best practices while achieving economies of scale, which we believe permits us to provide our clients with business process outsourcing solutions of equal or better quality at significantly lower costs.

Shared Service Centers.    We operate four shared service centers: two in Malaysia - Kuala Lumpur and Cyberjaya; one in Taipei, Taiwan and one in Osaka, Japan. The personnel, systems and technology we use to manage our clients’ transactions or customer support functions are based in these locales. From these two locations, we are able to provide language support in all of the major languages and dialects in the Asia-Pacific region, including all key Chinese dialects, Japanese, Korean, Bahasa Malaysia, Bahasa Indonesia, Thai and English.

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

Customer Relationship Management.    Our comprehensive business process outsourcing solutions, including warranty solutions and sales solutions, utilize our comprehensive online customer relationship management capabilities for customer support and contact. Customer relationship management is also provided as a stand-alone service as one of our Vsource Foundation Solutions. Customer relationship management services are delivered from shared service centers in Malaysia, Taiwan and Japan and include:

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

Financial Administration.    We provide financial administration functions to support the delivery of our comprehensive business process outsourcing solutions, including human resource solutions and sales solutions. We also provide financial administration as a stand-alone service as one of our Vsource Foundation Solutions. These functions can be delivered in multiple countries and multiple currencies. Certain payments functions are provided with support from internationally recognized financial institutions and accounting firms. The functions include:

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

CLIENTS AND CONTRACTS

International Clients

Our international clients generally sign a master services contract that governs the basic terms and conditions applicable to all of our offered solutions, pursuant to which a client can then purchase specific solutions from time to time under separate statements of work. These statements of work may contain additional terms and conditions applicable to that particular solution. Our contracts with Gateway and Agilent Technologies, however, are specific to the solution being purchased.

Most of our contracts and statements of work with international clients have minimum terms of two years. Most contracts automatically renew for subsequent one-year terms, while other contracts will be renewed only upon mutual agreement of the parties. Generally, our clients may terminate their contracts for convenience upon specified periods of notice, but they will usually be required to pay us a termination fee that helps us to recover our upfront investment costs and a certain portion of our expected profit. Gateway may not terminate its contract for convenience. Consistent with industry practice, many of our client contracts contain specified performance standards applicable to key elements of our services. If our performance falls below the applicable standards, the client is entitled to terminate the contract, and in some cases a client may deduct amounts from our fees. As is also consistent with industry practice, our client contracts are also terminable for material uncured breach or insolvency.

U.S. Clients

Under our contracts with small to medium size clients in the United States for our human capital management solutions, we establish a co-employer relationship with our client and employees who work at the client’s location (called worksite employees), and assume responsibility for personnel administration and compliance with most state and federal governmental regulations governing the employment relationship. The client remains the employer of the worksite employees for most other purposes, including the direction and control over employees as necessary to conduct its business, acts, errors and omissions of employees committed within the scope of the client’s business, compliance with any professional licensing, fidelity bonding and/or professional liability insurance requirements, compliance with all applicable immigration laws, and compliance with all applicable federal, state and local health and safety laws, regulations, ordinances, directives and rules relating to workplace, including without limitation Occupational Safety and Health Administration regulations. We charge a comprehensive service fee, which we invoice at the time we handle payroll processing for the worksite employees. The comprehensive service fee includes worksite employee payroll as well as an administrative fee computed as a percentage of payroll cost. Our contracts for human capital management solutions are all terminable upon thirty days written notice.

REVENUES AND OPERATING LOSSES

Our revenues are generated from fees paid pursuant to client contracts. Under our contracts with international clients, we typically receive two types of fees: set-up fees, which are charged during the implementation period when we perform set-up and implementation procedures to facilitate delivery of our services, and subsequent recurring charges for delivery of these services. The set-up fees are generally fixed, although in some cases they may be charged on a time and materials basis. The recurring fees are variable, being based on the numbers of transactions, customer representatives provided or products sold. Many of our contracts provide for guaranteed minimum recurring fees with a variable component based on number of transactions exceeding agreed-upon minimum thresholds. Under our contracts with U.S.-based human capital management clients, we receive a comprehensive service fee, which includes an administrative fee, that is based on the number of worksite employees for whom we provide services.

We have sustained operating losses since inception and we had an accumulated deficit of approximately $103.0 million as of January 31, 2004 that has been funded primarily through issuances of debt and equity securities. In the year ended January 31, 2004, we used net cash in operating activities of $6.7 million, net cash used in investing activities of $3.2 million and realized a gain of $0.1 million from exchange rate changes, giving rise to a decrease in cash of $9.7 million. We obtained no funding from financing activities. On December 11, 2003, December 30, 2003 and March 22, 2004, we entered into sales and purchase agreements with Symphony House and other investors to sell them 38.8% of the issued and outstanding share capital of Vsource Malaysia for total consideration of approximately $9.5 million. As part of the transaction, we transferred all of the shares and share capital of our wholly owned subsidiaries in Japan and Taiwan to Vsource Malaysia. All of the sales were completed by March 23, 2004. As a result of these transactions, our management believes that we have adequate funding to continue in operation through January 31, 2005.

SALES AND MARKETING

Our sales cycle begins with a disciplined client screening process. A key consideration in our international client screening process is to focus on Fortune 500 and Global 500 companies who (i) have sizable operations across multiple countries, (ii) will generate significant volumes of transactions through our system and (iii) are committed to outsourcing for their own business reasons to focus on core competencies, cost reductions, and quality improvement. For our U.S.-based human capital management business, we employ a similar screening process, based on industries and company profiles, whereby a specific list of potential clients is identified in each market. We have generated sales for our human capital management solutions by establishing a telemarketing team based in Asia that targets businesses within the United Stated that fall within established business lines, demographics and geographies. Potential client leads developed by this telemarketing team are then passed to our U.S.-based sales force.

Due to the need for our clients to have a high degree of trust in our ability to execute reliably for them on a long-term basis, a large percentage of our sales efforts are driven by relationships built by our executive management. We also have a small staff of dedicated sales professionals whose primary role is to identify potential clients, assess our compatibility with those clients and negotiate and document our contracts. Members of the sales team are located in San Diego, Dallas, Houston, Hong Kong, Japan, Malaysia and Singapore.

We have focused our marketing efforts on promoting the benefits of outsourcing technical, administrative and sales functions, and on creating awareness that there is now a regional outsourcing solution available to Fortune 500 and Global 500 companies operating internationally. We are positioning Vsource as being uniquely qualified to deliver regional business process outsourcing services regionally and globally and establishing ourselves as the leader in this new market primarily through market research, public relations activities, seminars, speaking engagements and direct sales contacts. For the human capital management business, our marketing efforts are focused on the leveraging of our Fortune 500 and Global 500 experience to deliver world-class services to small and medium sized U.S. companies that, in most cases, would not have access to such levels of services.

INTELLECTUAL PROPERTY

We currently have trademark registrations in the United States and the European Community for the mark “VSOURCE” and are registering our logo in the United States. We also use “Vsource Versatile Solutions”, “Vsource Foundation Solutions” and “Vmarketing” as trademarks. We have not secured registrations for any of these trademarks in the United States or in any other country. We cannot guarantee that we will be able to secure registrations of our marks domestically or in any foreign country. Our inability to register and protect marks could require us to stop using them or to share them with others, which could cause confusion in the marketplace and harm our business.

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

We do not hold any patents. Although we own some proprietary software and have developed proprietary processes and methodologies for delivering our solutions, we also rely significantly upon technologies licensed from third parties such as Comex, Concur, Oracle, Ramco and Vitria to deliver our outsourcing solutions. Some of these licenses are perpetual licenses absent material breach on our part, while others require payment of recurring fees based on number of user licenses or number of transactions performed. We expect to need new licenses in the future as our business grows, the existing products we license become obsolete, and as technology evolves. We cannot be sure that we will be able to obtain necessary licenses on commercially reasonable terms, or at all, which could result in a material adverse effect on our business, financial condition and results of operations.

Third parties may claim that our technology or services, including those which we have licensed from a third-party licensor, infringe their proprietary rights. Although in most cases we are indemnified by our licensor in the event of a claim of intellectual property infringement by a third-party, any infringement claims, even if without merit, can be time-consuming and expensive to defend. They may divert our management’s attention and resource and could cause service implementation delays. In the event of a successful claim of infringement and the failure or inability of either us or our licensor to develop non-infringing technology or license the infringed or similar technology on a timely or commercially favorable basis, our business, financial condition and results of operations could be materially adversely affected.

COMPETITION

We believe that we compete primarily with the in-house operations of our current and potential clients in the Fortune 500 and Global 500 market and our greatest competitive risk is that prospective clients will choose not to outsource their technical, administrative and sales functions and instead elect to continue performing these functions internally, including consolidating their operations in one or more regional shared service centers. Although, we are not aware of any other company that provides a similar, comprehensive range of business process outsourcing services to our targeted clients across multiple countries in the Asia-Pacific region, we do compete with companies that fall into two basic categories:

•	Companies that provide a much narrower selection of business process outsourcing solutions on a regional or semi-regional basis, including Accenture Ltd., Automatic Data Processing, Inc., Electronic Data Systems Corp, Exult Inc., Hewitt Associates Inc., PCCW Limited, Scicom (MSC) Sdn Bhd, SITEL Corporation and Teletech Holdings, Inc.; or

•	Companies that provide a broad variety of business process outsourcing solutions, but only in one or two countries, or in multiple countries but on a country-by-country basis, rather than on a regional or semi-regional basis. There are numerous such companies in each of the major markets in the Asia-Pacific region and Europe.

In the human capital management business, we compete primarily with other companies focused on delivering a similar set of products and services to the small and medium sized business segments throughout the United States. Our competitors can be divided into two groups:

•	Regional or local providers that focus on a limited number of specific markets or geographic areas. Currently there are over 1,000 active competitors in this segment; or

•	National providers that offer services on a national basis, including Administaff Inc. and Gevity HR Inc.

EMPLOYEES

We consider our relations with employees to be good. None of our employees are represented by a labor union or under any collective bargaining agreement. As of March 31, 2004, we had approximately 502 full time employees, 345 of whom were located in Malaysia.

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

We had shareholders’ deficit of approximately $16.6 million as of January 31, 2004 that has been funded primarily through issuances of debt and equity securities. We have sustained operating losses since inception. We have never been profitable, and we may not be able to become profitable or sustain profitability. As of January 31, 2004, we had cash of $1.5 million, a decrease of $9.7 million from $11.2 million at January 31, 2003, mainly reflecting net cash used in operating activities of $6.7 million and net cash used in investing activities of $3.2 million. We have entered into sales and purchase agreements with Symphony House and other investors to sell them 38.8% of the issued and outstanding share capital of Vsource Malaysia, our wholly-owned Malaysian subsidiary, for total cash consideration of approximately $9.5 million. All sales were completed by March 23, 2004. The proceeds from this sale helped to ensure that we would have adequate funding to continue operations through January 31, 2005. There can be no assurance that we would be able to raise funds in a similar manner in the future if required.

We are heavily reliant on a limited number of customers.

We are heavily reliant on a limited number of customers, including one, Gateway, which generated approximately 60% of our total revenues in the year ended January 31, 2004. We have a three-year contract with Gateway to provide support services for Gateway’s warranty obligations to its installed base of end users that is scheduled to expire in October 2004. Another four customers represented approximately 16% of our total revenues for the year ended January 31, 2004.

We may be required to redeem our Series 4-A Convertible Preferred Stock (“Series 4-A Preferred”) and may not have sufficient funds to pay the redemption price by March 2006

If we do not meet one or more certain conditions by March 31, 2006, then each holder of our Series 4-A Preferred shall have the right, at any time after March 31, 2006 and on or before September 30, 2006, to require us to purchase all but not less than all of the Series 4-A Preferred held by such holder at a price per share equal to the original issue price, which is currently $2,000, plus an amount equal to 50% of that per share price. There were 17,364 shares of our Series 4-A Preferred outstanding as of March 31, 2004, which if redeemed on or after March 31, 2006 would require us to pay $52.1 million based on the current original issue price of the Series 4-A Preferred. In order for the Series 4-A Preferred not to be redeemable, we must satisfy one or more of the following conditions by March 31, 2006:

•

the common stock issuable upon conversion of the Series 4-A Preferred held by Capital International Asia CDPQ Inc. (“CDPQ”) and Quilvest Asian Equity Ltd. (“Quilvest”), must be distributable or resalable without restriction to members of the general public pursuant to an effective registration statement in the U.S. or similar procedure in any non-U.S. jurisdiction, following, or in conjunction with, the completion of a firm commitment public offering, underwritten by an internationally reputable investment bank selected by our Board of Directors, of our common stock on an internationally recognized exchange or quotation system, resulting in aggregate net proceeds (after deductions of underwriters’ commissions and offering expenses) to us exceeding US$20,000,000 and at a per share offering price that would yield an internal rate of return of at least 30% to CDPQ, referred to herein as a Qualifying Offering

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

The market for business process outsourcing services internationally, particularly on a regional basis, is new and unproven.

We cannot be certain that there will be a sustainable market for our services. If companies operating internationally on a regional or global basis are not willing to outsource the services that we provide, on a large scale or at all, then we will not be able to generate adequate revenues or achieve necessary economies of scale. This could have a material and adverse effect on our business, financial condition and results of operations.

We have limited experience in the human capital management business.

We began providing human capital management solutions to clients in the United States in October 2003 and therefore do not have proven experience in this area. Moreover, this is our first business that has focused on small- to medium-sized clients in the United States, which requires different sales and marketing strategies and different service delivery requirements compared to the Fortune 500 and Global 500 companies that have been our traditional focus.

Long sale cycles for our services could cause delays in revenue growth.

Because, apart from our human capital management clients, we target large contracts and large multinational companies as our principal customers, our sales cycles for our services often take many months to complete and may vary from contract to contract. Lengthy sales cycles could cause delays in revenue growth and result in significant fluctuations in our quarterly operating results. The length of the sales cycle may vary depending on a number of factors over which we may have little or no control, including the internal decision making process of the potential customer and the level of competition that we encounter in our selling activities. Additionally, since the market for outsourcing services internationally on a regional or global basis is relatively new, we believe that we will have to educate many potential customers about the use and benefits of our products and services, which can in turn prolong the sales process.

Complex implementation and integration of our services and products may impede market penetration.

The installation and implementation of some of our services and products, including set-up across multiple countries and integration with a client’s systems currently in use, can be a complex, time consuming and expensive process. We anticipate that many of our clients will be large multinational corporations that will require that our products undergo substantial customization to meet their needs. These clients will also likely require that our products be integrated with existing internal legacy systems. We estimate that the installation and integration process may take three to six months, or longer in some cases, depending on the size of the client, the number of countries in which it operates, complexity of a client’s operations and the configurations of its current information technology systems. The time and expense of installation and implementation may deter potential clients from purchasing our services.

Our revenues and operating results are difficult to predict and may be subject to significant fluctuations.

We receive revenues from our outsourcing services in large part from recurring transaction-based fees. The use of each outsourcing service and the number of transactions we actually perform will vary in volume, scope and duration. In addition, some of our client contracts, including all of our human capital management client contracts, can be terminated by our clients on relatively short notice without cause. As a result, it is possible that expected recurring revenues may be terminated more quickly than anticipated, making them more difficult to predict.

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

Risks Related to Economic and Infrastructural Disruptions.

As a provider of business process outsourcing services, our business is dependent upon the underlying businesses of our clients. Events such as the military action in Iraq or terrorist attacks similar to those conducted in the United States on September 11, 2001 and in Bali, Indonesia on October 12, 2002, or an economic slowdown such as that experienced in the United States in 2001 to 2003, could significantly slow economic growth and adversely affect the businesses of our clients, thereby reducing their need or desire for our services. A significant disruption of telecommunications, transportation, mail and other infrastructure could make it difficult and more expensive for us to service our customers in a timely fashion or at all, and for our vendors and service providers to render goods and services to us. As a provider of services that focuses on providing regional solutions, we are particularly vulnerable to disruptions that inhibit travel, communication and commerce between countries. Such a disruption might also result in delays in receiving payments from clients. Volatility and uncertainty in the world’s stock markets brought about by terrorist and other disruptive events could also impair our ability to raise capital.

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

We operate in a highly competitive environment. We believe that we compete primarily with the in-house operations of our current and potential clients and our greatest competitive risk is that prospective clients will choose not to outsource their human resources, technical, administrative and sales functions and instead elect to continue performing these functions internally, including consolidating their operations in one or more regional shared service centers. The human capital management business in which we have recently started offering services is already dense with well-established competitors. In addition, increasing numbers of companies are entering the business process outsourcing industry. Our competitors may better position themselves to compete in our lines of business and markets.

Although, we are not aware of any other company that provides a similar, comprehensive range of business process outsourcing services to our targeted clients across multiple countries, we do compete with companies that fall into two basic categories:

•	Companies that provide a much narrower selection of business process outsourcing solutions on a regional or semi-regional basis, including Accenture Ltd., Automatic Data Processing, Inc., Electronic Data Systems Corp, Exult Inc., Hewitt Associates Inc., PCCW Limited, Scicom (MSC) Sdn Bhd, SITEL Corporation and Teletech Holdings, Inc.; or

•	Companies that provide a broad variety of business process outsourcing solutions, but only in one or two countries, or in multiple countries but on a country-by-country basis, rather than on a regional or semi-regional basis. There are numerous such companies in each of the major markets in the Asia-Pacific region and Europe.

In the human capital management business, we compete primarily with other companies focused on delivering a similar set of products and services to the small and medium sized business segments throughout the United States. Our competitors can be divided into two groups:

•	Regional or local providers that focus on a limited number of specific markets or geographic areas. Currently there are over 1,000 active competitors in this segment; or

•	National providers that offer services on a national basis, including Administaff Inc. and Gevity HR Inc.

All of these competitors may have greater resources or more advanced technology than we do. Other competitors may emerge in the future with significantly greater financial, technical and marketing resources than we have. These competitors may be in a better position than us to develop current and future services, expand market share and offer services and products that provide significant performance, price, creative or other advantages over those offered by us.

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

We believe that successful management and the ability to execute our services will be critical in the success of our business. Therefore, our success depends in large part upon the continued efforts, service and performance of our senior management team and executive officers, and in particular of the following key management executives:

•	Phillip Kelly, our Chairman and Chief Executive Officer;

•	Dennis Smith, our Vice Chairman, Chief Financial Officer and Chief Strategy Officer; and

•	Jack Cantillon, the Chief Executive Officer of Vsource Malaysia and its subsidiaries.

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

In connection with and as a precondition to the private placement and exchange, we entered into a Stockholders Agreement dated as of October 25, 2002 with Phillip Kelly, Dennis Smith, John Cantillon, CDPQ, Quilvest, BAPEF Investments XII Ltd. (“BAPEF”), Mercantile Capital Partners I, L.P. (“MCP”) and Asia Internet Investment Group I, LLC (“AIIG”). As of March 31, 2004, these parties in aggregate hold common stock and Series 4-A Preferred on a fully converted basis representing approximately 88% of our issued and outstanding common stock, on a fully diluted basis.

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

Under the Stockholders Agreement, these shareholders also have veto rights over certain corporate actions. For example, without the approval of CDPQ and at least a majority in interest of all the other shareholders that are party to the Stockholders Agreement, we may not:

•	increase the size of our Board of Directors to a number of members in excess of seven

•	sell or dispose of all or substantially all of our assets or any of our assets with a book value in excess of $250,000 in respect of any one transaction or in excess of an aggregate of $500,000 in any one financial year

•	increase, reduce, split, consolidate (reverse split) or cancel our authorized or issued share capital, issue or grant any option over any shares or securities convertible into or exchangeable for shares of common stock (except than by redemption or to cover conversions or pursuant to our 2001 Stock Option/Stock Issuance Plan and Employee Stock Purchase Plan), or issue or grant any other option over our unissued share capital, or list our common stock on any stock exchange

•	terminate or approve the hiring or termination of our chief executive officer, chief financial officer, chief operating officer or president

•	cease any material business in which we or our subsidiaries are currently involved, materially change any of such businesses or materially engage in any business other than those businesses (we will be deemed, without limitation, to have “materially engaged” in a business if we invest more than $250,000 in the aggregate in such business)

•	amend the terms of the Certificate of Designations for our Series 4-A Preferred

Furthermore, without obtaining the approval of at least a majority vote of our Board of Directors, which must include the affirmative vote of the director nominated by CDPQ, we may not:

•	borrow or raise any sum of money from any source in excess of $5,000,000 or issue our securities to financial institutions or lessors in connection with commercial credit arrangements, equipment financings or similar transactions not intended primarily for equity-financing purposes

•	acquire or dispose of any interest in any other company, corporation, partnership, or business or incorporate or establish any other company, corporation, partnership or business

•	make any loan or advance or give any credit (other than trade credit) other than in the ordinary course of business

•	give any guarantee or indemnity to secure the liabilities or obligations of any person, firm or corporation exceeding in the aggregate the sum of $5,000,000 at any one time

•	enter into any contracts above the sum of $1,000,000 which are of a nature outside the ordinary course of business in respect of any one transaction

•	adopt or revise any proposed budget or our revolving three-year business plan

•	acquire any investment or incur any capital commitment not stated in the budget in excess of $250,000 at any time in respect of any one transaction or in excess of $500,000 in the aggregate in any one fiscal year

•	undertake any merger, reconstruction or liquidation exercise concerning us or any of our subsidiaries

•	grant any options or issue stock under our 2001 Stock Option/Stock Issuance Plan at an exercise or purchase price less than the price at which the Series 4-A Preferred may be converted into shares of common stock, as adjusted from time to time

•	create any mortgage, charge, lien, pledge, encumbrance or security or other interest on any of our assets or any of our subsidiaries in excess of $5,000,000

•	issue or sell stock, warrants or other securities or rights to persons or entities with which we have business or strategic relationships, provided such issuances are for other than primarily equity financing purposes.

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

Third parties may claim that our technology or services, including those that we have licensed from a third-party licensor, infringe their proprietary rights. Although in most cases we are indemnified by our licensor in the event of a claim of intellectual property infringement by a third-party, any infringement claims, even if without merit, can be time-consuming and expensive to defend. They may divert our management’s attention and resources and could cause service implementation delays. In the event of a successful claim of infringement and the failure or inability of either us or our licensor to develop non-infringing technology or license the infringed or similar technology on a timely or commercially favorable basis, our business, financial condition and results of operations could be materially adversely affected.

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

We have an incomplete disaster recovery plan

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

We derive and expect to continue to derive a substantial majority of our revenues from services conducted in or relating to the Asia-Pacific region. Volatility in social, political and economic conditions in the region may interrupt, limit or otherwise affect our operations and services by affecting our physical operations, creating uncertainty regarding our operating climate and adversely affecting our ability to provide services.

A downturn in general economic conditions in the Asia-Pacific region could materially adversely affect our business, financial condition and results of operations. Beginning in mid-1997, many countries in the region experienced significant economic problems that continued for several years.

If the human capital management market does not develop and expand as we anticipate, demand for our human capital management solutions may be absent, which would negatively impact our net sales.

Our future success with our human capital management solutions is dependent upon the growth of the market for professional employer organizations, common referred to as “PEOs”. The PEO market is new and growth is driven by several key factors, including:

•	the continued growth of small and medium-sized business,

•	rising costs of health care and the difficulties of administering competitive health care benefits,

•	rising costs of workers’ compensation insurance coverage, workplace safety programs and employee-related complaints and litigation, and

•	complex regulation of labor and employment issues and the related cost of compliance.

If such factors, and other additional factors, do not continue to drive demand for our human capital management solutions, the market for these services and the growth of this aspect of our business will be significantly limited. Moreover, if we fail to address the changing market conditions and the key factors that influence our business, sales of our human capital management solutions may never reach the anticipated levels.

We may become subject to burdensome government regulations and legal uncertainties and to claims involving foreign laws and regulations.

We currently have employees, facilities and business operations established in Australia, Hong Kong, Japan, Malaysia, Singapore and the United States. We also anticipate having employees, facilities and operations in other countries and territories in the Asia-Pacific region and offering services in numerous countries regardless of whether we have a physical presence in such countries. As a result, we are subject to the laws and the court systems of many jurisdictions. We may become subject to claims from private parties or foreign government agencies based in foreign jurisdictions for violations of their laws. International litigation is often expensive, time consuming and distracting. These claims could be particularly disruptive to our business.

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

Our recent entry into the human capital management business raises new and unsettled legal and regulatory risks.

Our recently launched human capital management solutions are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters.

By entering into an employment relationship with employees who work at client locations, we assume some obligations and responsibilities of an employer under these laws. Uncertainties arising under the Internal Revenue Code of 1986, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans we provide. The unfavorable resolution of these unsettled issues could have a material adverse effect on our results of operations and financial condition.

While many states do not explicitly regulate companies that provide human capital management solutions, commonly referred to as PEOs, approximately half of the states have enacted laws that have licensing or registration requirements for such companies, and several additional states are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility and specify the employer responsibilities assumed by PEOs. We presently hold a license in Texas, and are registered in California. Regardless of whether a state has a licensing, registration and / or certification requirement, there are other state and local regulations that must be adhered, and may raise obstacles and challenges to our ability to introduce profitable services. There can be no assurance that we will be able to comply with any such regulations that may be imposed upon us in the future, and our inability to comply with any such regulations could have a material adverse effect on our results of operations and financial prospects.

We may be liable for our human capital management solutions clients’ mistreatment of our employees.

Because we are in the business of placing our co-employees in the workplace of our clients, we may be subject to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters, even if we do not participate in such violations. Although our client agreements generally provide that the client indemnifies us for any liability attributable to the client’s failure to comply with its contractual obligations and to the requirements imposed by law, we may not be able to collect on a contractual indemnification claim, and thus may be responsible for satisfying these liabilities.

In addition, since we are co-employers with our clients, worksite employees may be deemed to be our agents, subjecting us to liability for the actions of the worksite employees of our clients.

Currency fluctuations could decrease our revenue or increase costs relative to our revenue.

Historically, most of our revenue has been earned in U.S. dollars and significant portions of our expenses and liabilities have been denominated in local currencies, primarily Japanese Yen, Malaysian Ringgit, Australian Dollars, Hong Kong Dollars and Singapore Dollars. As a result, we will be subject to the effects of exchange rate fluctuations with respect to any of these currencies. We do not currently engage in currency hedging activities. Some of the countries or territories in which we currently operate or may operate in the future impose exchange controls. As a result, we may not be able to freely convert the relevant local currencies into U.S. dollars or freely convert U.S. dollars into the relevant local currencies. Any substantial currency fluctuation could adversely affect our business, financial condition and results of operations.

The market for our common stock may be illiquid.

The average daily trading volume of our registered common stock on the OTC Bulletin Board is currently less than 3,000 shares, and we have had some days with no trading. There can be no assurance that trading volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.

Our stock is not listed on a major stock market

Our common stock currently trades on Nasdaq’s OTC Bulletin Board and we do not meet the listing requirements for the Nasdaq national market or any other major stock market in the United States. While the listing of our stock does not have a direct effect on our operations, it has an effect on the perception of our company among potential investors, may adversely affect the liquidity of our shares and can have an effect on our ability to raise additional funds.

Substantial costs of any securities litigation could divert our limited resources.

We could become a target of securities litigation based upon the volatility of our stock in the marketplace. Litigation of this type could result in substantial costs and divert management’s attention and resources. Over the past three years, our stock has declined steeply from as high as $1,700.00 per share to as low as $0.35 per share (in each case as adjusted to reflect our 20-to-1 reverse stock split which was effected on November 20, 2002), and as of March 31, 2004 the closing price of our common stock was $0.40 per share. Public companies suffering this much stock price volatility are often sued by their shareholders.

Outstanding convertible preferred stock, warrants and options could result in potential dilution and an adverse impact on additional financing.

As of March 31, 2004, if all of our outstanding warrants and options were converted into common stock, and if all currently outstanding convertible preferred stock were converted in accordance with the anti-dilution features of those securities, we estimate that over 22.5 million shares of common stock would be outstanding. In addition, our stock option/stock issuance plan permits us to issue a number of shares of common stock equal to 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, warrants, options and other convertible securities that are exercisable).

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

Item 2.    PROPERTIES

Our executive headquarters are located in 2,170 square feet of space in La Jolla, California and is leased through May 31, 2006. Our principal shared customer service centers are located in Kuala Lumpur, Malaysia; Cyberjaya, Malaysia; Taipei, Taiwan; and Osaka, Japan. The Kuala Lumpur facility occupies 39,015 square feet of office space, which is comprised of two leases, one for 13,055 square feet which expires on November 30, 2006, and a second lease for 26,010 square feet which expired on March 9, 2004 and is currently on a month-to-month tenancy. We are currently in the process of negotiating a renewal of the lease for the 26,010 square foot facility. The Cyberjaya facility occupies 8,178 square feet of office space, with a lease that expires on October 31, 2005. The Taipei facility occupies 8,348 square feet of office space, with a lease that expires on October 31, 2005. The Japan facility occupies 8,680 square feet of office space and the lease expires on January 31, 2005.

We also have offices in Plano, Texas occupying 2,303 square feet with the lease expiring on October 31, 2005, and Hong Kong occupying 2,934 square feet with the lease expiring on August 31, 2005.

Item 3.    LEGAL PROCEEDINGS

In January 2004, we entered into a settlement agreement in connection with two lawsuits filed in October 2001 by holders of our Series 2-A convertible preferred stock. The settlement involved no admission of liability from us but required us to pay the plaintiffs’ attorneys’ fees and costs and issue warrants to purchase a total of 24,092 shares of our common stock at an exercise price of $14.20 each to the plaintiffs. Pursuant to the court’s order dated December 23, 2003, the cases were dismissed without prejudice to reopening within 30 days thereof if the settlement was not consummated. Upon final payment of attorneys’ fees and costs, which we anticipate taking place in July 2004, we and the plaintiffs have agreed to deem the litigation dismissed with prejudice.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on December 17, 2003 in San Diego, California.

The number of shares of the Company that were issued and outstanding as of the November 13, 2003 record date established by the Board of Directors for determining stockholders entitled to vote at the meeting of stockholders, and therefore the number of shares and the number of votes entitled to vote at the meeting, were as follows:

Name of Class or Series	Number of Shares	Number of Votes
Common Stock	1,968,444	1,968,444
Series 1-A Preferred Stock	1,060,159	400,740
Series 2-A Preferred Stock	365,445	164,816
Series 4-A Preferred Stock	17,364	17,364,000

Total		19,898,000

Holders of common stock were entitled to one vote per share held; holders of Series 1-A preferred stock were entitled to 0.378 votes per share held; holders of Series 2-A preferred stock were entitled to 0.451 votes per share held; and holders of Series 4-A preferred stock were entitled to 1,000 votes per share held.

There were present in person or by proxy at the meeting stockholders representing a total of 14,271,496 votes or 71.7% of the total number of shares outstanding and entitled to vote at the meeting, meaning that a quorum was present.

At the meeting, the following persons were duly elected as directors of the Company and received the number of votes for election next to their names:

Name	Number of Votes
Phillip E. Kelly	14,264,640
I. Steven Edelson	14,257,609
Jean Salata	14,257,609
Robert N. Schwartz	14,257,609
Dennis M. Smith	14,264,640
Luc Villette	14,257,609

Mr. Villette replaced one of our former directors Bruno Seghin who resigned from our Board prior to the annual meeting and, in accordance with our bylaws and charter, votes cast in favor of Mr. Seghin at the meeting were counted as votes cast in favor of Mr. Villette.

The appointment of PricewaterhouseCoopers as our independent auditors for the fiscal year ended January 31, 2004, was also ratified by our stockholders at the meeting.

We presently intend to hold our annual meeting on June 23, 2004. As noted in our last proxy statement, the deadline for receipt of stockholder proposals for the 2004 annual meeting was April 25, 2004, and that deadline passed without receipt of any stockholder proposals. A stockholder, however, may present a proposal at the 2004 annual meeting if it is submitted to the Company’s Secretary no later than June 7, 2004. If timely submitted, the stockholder may present the proposal at the 2004 meeting, but we are not obligated to present the matter in our proxy materials.

PART II

Item 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol “VSCE”. The following table presents, for the periods indicated, the high and low bid prices per share of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. All prices have been adjusted to reflect our 20-to-1 reverse stock split which was effected on November 20, 2002.

Fiscal Year Ended January 31, 2004	High	Low
First Quarter	$2.00	$0.53
Second Quarter	2.50	0.80
Third Quarter	1.39	0.67
Fourth Quarter	1.18	0.46

Fiscal Year Ended January 31, 2003	High	Low
First Quarter	$8.80	$2.80
Second Quarter	7.40	2.40
Third Quarter	3.20	2.00
Fourth Quarter	3.75	1.01

SHAREHOLDERS

As of March 31, 2004, there were 897 stockholders of record of our common stock, 28 holders of our Series 1-A convertible preferred stock, referred to herein as Series 1-A Preferred, 9 holders of our Series 2-A convertible preferred stock, referred to herein as Series 2-A Preferred, 0 holders of our Series 3-A convertible preferred stock and 13 holders of our Series 4-A Preferred.

DIVIDENDS

We have never declared or paid cash dividends on our common stock or preferred stock. Holders of our Series 1-A Preferred are entitled to noncumulative dividends, if declared by the Board of Directors, of $0.20 per share annually. Holders of our Series 2-A Preferred are entitled to noncumulative dividends, if declared by the Board of Directors, in an amount equal to 8% of the price originally paid to Vsource for each share of Series 2-A Preferred ($0.51 per share as of March 31, 2004 based on the original purchase price of $6.41 per share, as may be adjusted for stock splits, stock dividends, combinations and the like). Holders of our Series 3-A Preferred are entitled to cumulative dividends, if declared by the Board of Directors, in an amount equal to 10% of the price originally paid to Vsource for each share of Series 3-A Preferred ($6.00 per share as of March 31, 2004 based on the original purchase price of $60 per share, as may be adjusted for stock splits, stock dividends, combinations and the like). Holders of the Series 4-A Preferred are entitled to noncumulative dividends, if declared by the Board of Directors, in an amount equal to any dividend, whether in cash or other assets (other than solely in additional shares of common stock) to the same extent as if such holders’ shares of Series 4-A Preferred had been converted into common stock. No dividend may be declared and paid upon shares of our common stock in any fiscal year unless dividends on all such preferred stock have been paid or declared and set aside for payment to holders of our preferred stock for such fiscal year. We currently intend to retain all future earnings to finance future growth and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Incorporated by reference from the information under the caption “Securities Authorized for Issuance under Equity Compensation Plans”.

Fiscal Year-End Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at January 31, 2004	Weighted-average exercise price of outstanding options, warrants and rights at January 31, 2004	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at January 31, 2004
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,670,078	2.33	1,133,115
Equity compensation plans not approved by security holders(2)	66,093	52.67	12,579
Total	3,736,171	3.23	1,145,694

(1)	Consists of two plans: (a) our 2001 Stock Options/Stock Issuance Plan and (b) our Employee Stock Purchase Plan. Both plans were approved by stockholders at our 2001 Annual Meeting. The maximum number of shares of common stock that may be issued under the 2001 Stock Options/Stock Issuance Plan cannot exceed 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable) but in no event will the maximum number of shares of common stock which may be issued under this plan as incentive stock options exceed 20,000,000. As of January 31, 2004, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 4,476,133. The maximum number of shares of common stock that may be purchased under our Employee Stock Purchase Plan is 350,000. Since its inception, a total of 22,940 shares of common stock have been purchased pursuant to the Employee Stock Purchase Plan.
(2)

In July 2000, we approved a stock option plan (the “2000 Plan”). This plan has not been approved by our stockholders. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750, as adjusted for our November 2002 reverse stock split, shares of common stock (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of January 31, 2004, options to purchase an aggregate of 27,171 shares of common stock are classified as outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. In addition and as of January 31, 2004, we have issued warrants to purchase an aggregate of 38,922 shares of common stock, with a weighted average exercise price of $78.78, to certain individuals and vendors as compensation for services rendered. We do not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered.

RECENT SALE OF UNREGISTERED SECURITIES

None.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

	January 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Revenue	$18,298	$26,546	$12,712	$35	$4
Operating expenses	29,678	29,296	29,425	27,778	5,153
Net loss	(11,369)	(11,827)	(20,444)	(27,599)	(5,523)
Basic and diluted net loss per share available to common shareholders	$(12.15)	$(3.06)	$(20.87)	$(52.55)	$(7.92)
Cash and cash equivalents	1,452	11,152	4,753	5,360	5,124
Property and Equipment, net	4,418	4,974	7,232	932	223
Total assets	10,834	20,137	16,439	11,261	5,540
Current liabilities	8,550	5,696	6,222	911	6,501
Long term liabilities	—	900	2,365	—	—
Non-redeemable preferred stock	4,354	5,368	11,223	14,229	—
Redeemable preferred stock	14,521	2,728	—	—	—
Shareholders’ equity (deficit)	(16,591)	5,445	(3,371)	(3,879)	(961)

Basic and diluted net loss per share available to common shareholders has been adjusted to reflect retroactively the effect of the 20-to-1 reverse stock split on November 20, 2002.

Restatement

In 2003 and 2002, we recognized an extraordinary loss on extinguishment of debt of $6.8 million and $0.3 million respectively. Under the provisions of FAS 145 which was adopted in the year ended January 31, 2004 the extraordinary loss is no longer recognised as extraordinary and was reclassified as part of loss before tax and the 2003 and 2002 financial statements have been restated to reflect this effect.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

FORWARD LOOKING STATEMENTS

The following Management’s Discussion and Analysis of Financial Conditions and Results of Operations, as well elsewhere in this report, contain forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risk that our heavy reliance on a few major clients, a potential requirement to redeem our Series 4-A Preferred if we fail to meet certain conditions by March 31, 2006, our limited experience in the human capital management business, the new and unproven market for business process outsourcing services internationally, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructure disruptions, dependence on a small number of vendors and service providers, management of acquisitions, litigation, competition and other risks discussed in this Form 10-K under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2002”, “2003” AND “2004” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2002, 2003 AND 2004, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

Our revenues in 2004 decreased by $8.2 million from $26.5 million in 2003 to $18.3 million, representing a drop of 31%. Our primary source of revenues was fees earned from delivering business process outsourcing solutions such as warranty solutions, human resource solutions and Vsource Foundation Solutions. The main source of our revenue (approximately 60% in 2004) was the provision of warranty solutions to Gateway under a three-year support services agreement (the “Support Services Agreement”) to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. We also derived revenues from the sales of products through our sales solutions. Because Gateway terminated its operations in the region in 2001 and therefore is not selling any new products in Asia, revenues from the Support Services Agreement have been declining and are expected to continue to decline sequentially as the installed base of end users who will be covered by Gateway’s warranties declines over time.

Our operating loss increased to $11.4 million in 2004 from $2.8 million in 2003, primarily as a result of our revenue declining by 31% to $18.3 million in 2004 from $26.5 million in 2003 while operating expenses increased. We were unable to reduce our operating costs and selling, general and administrative expenses even though revenues were declining because we sought to maintain certain minimum levels of staffing and infrastructure to support our existing operations and maintain the ability to rapidly scale our business upon the acquisition of new clients. Operating expenses increased to $29.7 million in 2004 from $29.3 million in 2003. Although the cost of revenue for warranty solutions declined by 50%, in line with the decline in warranty solution revenues, there were increases related to other businesses and operations. In the human resource solutions business, the cost of revenue increased by 189% to $2.8 million in 2004 from $1.0 million in 2003 to support two regional implementations. In addition, selling, general and administrative costs increased by 7% to $16.6 million in 2004 from $15.6 million in 2003.

Part of the increase in operating expenses was attributable to one-time expenses incurred in connection with the terminated merger between us and TEAM America, Inc. (“TEAM America”). On September 26, 2003, we announced that we had terminated the merger agreement, dated as of June 12, 2003, by and among us, TEAM America and Beaker Acquisition Co., Inc., due to the breach by TEAM America of various representations, warranties, covenants and agreements set forth in the merger agreement and the occurrence of a material adverse effect on TEAM America. Subsequent to such termination, TEAM America announced that it had filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code and suspended its operations while considering alternatives. As a result, we wrote off $1.47 million of expenses associated with the merger and $0.7 million of accounts receivable from TEAM America for services provided.

FUNDING

Sale of Interest in Vsource Malaysia

We have entered into sales and purchase agreements with Symphony House and other investors to sell them 38.8% of the issued and outstanding share capital of Vsource Malaysia for total cash consideration of approximately $9.5 million. As part of the transaction, we transferred all of the shares and share capital of our wholly owned subsidiaries in Japan and Taiwan to Vsource Malaysia. All sales were completed by March 23, 2004. As a result, we now hold 61.2% of Vsource Malaysia, and Symphony House and the other investors hold 30.3% and 8.5% respectively.

Future Funding

We had an accumulated deficit of approximately $103.0 million as of January 31, 2004 that has been funded primarily through issuances of debt and equity securities. We have sustained operating losses since inception. In 2004, we used net cash of $6.7 million from operating activities, used $3.2 million in investing activities, and realized a gain of $0.1 million from exchange rate changes that resulted in a decrease in cash of $9.7 million. We obtained no funding from financing activities.

We expect revenues from our main customer Gateway to decline significantly over the remaining term of the Support Services Agreement, as the installed base of end users who will be covered by Gateway’s warranties declines. We believe, however, that we can successfully reduce costs related to the services provided to Gateway in line with the decline in the corresponding revenues over the remaining term of the contract. Management is actively soliciting new business for the Company but negotiation periods of 12 to 18 months are common with the complexity of implementation of our services across multiple countries. As described above, we sold an interest in Vsource Malaysia, and an indirect interest in our subsidiaries in Japan and Taiwan, to outside investors in February and March 2004. Following the closure of the sale of interests in Vsource Malaysia, we received proceeds of approximately $9.5 million. As a result, our management believes that we have adequate funding to continue in operation for at least the next 12 months. We are exploring the possibility of publicly listing Vsource Malaysia on the Malaysian MESDAQ market in 2004 subject to market conditions.

CRITICAL ACCOUNTING POLICIES

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

Revenue and costs recognition

Gateway Support Services Agreement

Under the Support Services Agreement, there are variable and fixed component to our fee based upon predetermined monthly transaction volumes. If the predetermined monthly transaction volume is exceeded, incremental transactions are charged on a monthly basis at the agreed rates per transaction specified in the Support Services Agreement. Fees are payable by clients on a monthly basis with fixed revenues recognized on an accrual basis while variable revenues are recognized when incremental transactions are performed.

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

Other business process outsourcing agreements

We provide services under our other business process outsourcing agreements. These types of agreements generally have two main revenue sources: set-up fees during the implementation period when we perform set-up procedures to facilitate delivery of its services and monthly charges for the subsequent use of these services. Under this method, set-up fees are deferred and recognized on a straight-line basis over the initial term of the contract or the expected period during which the specified services will be performed. Costs related to implementation are deferred and amortized on the same basis. Monthly transaction fees under these types of agreements are accounted for separately and are recognized on a monthly basis.

Profits recognized on contracts in process are based upon contracted revenue and related estimated costs to completion. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable.

Impairment of long-lived assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Technological obsolescence;

•	Significant negative industry or economic trends; or

•	Significant decline in our market capitalization relative to net book value for a sustained period.

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

RESULTS OF OPERATIONS (All amounts in thousands)

	Year Ended January 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenue from
Services	$16,254	$25,462	$9,940
Products	2,044	1,084	2,772

	18,298	26,546	12,712
Revenue from
Warranty solutions	$10,990	$21,451	$8,486
Human resource solutions	1,921	755	118
Human capital management solutions	71	—	—
Vsource Foundation Solutions	2,112	1,655	1,323
Sales solutions	3,204	2,685	2,785

	18,298	26,546	12,712

Cost and expenses:
Cost of revenue from
Services	9,903	12,404	6,159
Products	1,576	832	2,631

	11,479	13,236	8,790
Cost of revenue from
Warranty solutions	$4,600	$9,263	$3,588
Human resource solutions	2,802	971	199
Human capital management solutions	316	—	—
Vsource Foundation Solutions	1,534	1,081	2,372
Sales solutions	2,227	1,921	2,631

	11,479	13,236	8,790

Selling, general and administrative expenses	16,638	15,561	11,171
Research and development expenses	—	—	2,269
Expenses related to terminated merger with TEAM America	1,467	—	—
Amortization of stock-based compensation	94	963	3,116
Insurance proceeds in respect of loss of inventory	—	(464)	—
Impairment of long-lived assets	—	—	4,079

Total costs and expenses	29,678	29,296	29,425

Operating loss	(11,380)	(2,750)	(16,713)
Interest income	33	72	127
Interest expense	—	(584)	(694)
Non-cash beneficial conversion feature expense	—	(1,727)	(2,824)
Loss on extinguishment of debt	—	(6,838)	(340)

Loss before tax	(11,347)	(11,827)	(20,444)
Tax	(22)	—	—

Net loss	(11,369)	(11,827)	(20,444)
Add (Less): Credit arising on Exchange and deemed non-cash dividend to preferred shareholders	(11,877)	6,526	(2,095)

Net loss available to common shareholders	$(23,246)	$(5,301)	$(22,539)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – YEAR ENDED JANUARY 31, 2004 COMPARED TO THE YEAR ENDED JANUARY 31, 2003

Revenue

Revenue in 2004 was derived primarily from two sources: (i) services revenue, derived primarily from our warranty solutions for Gateway, human resource solutions, human capital management solutions and Vsource Foundation Solutions, and (ii) product revenue, derived from our sales solutions. Revenues are recognized in accordance with the policies set forth in “Critical Accounting Policies and Estimates” above.

In 2004, total revenues decreased to $18.3 million from $26.5 million in 2003, a decrease of $8.2 million, or 31%, primarily due to the decline in the volume of our warranty solutions to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region, which commenced on November 1, 2001. Services revenue decreased 36% in 2004 to $16.3 million compared to $25.5 million in 2003, primarily due to the decline in the volume of the warranty solutions transactions to support Gateway’s warranty obligations. The decrease in revenues from warranty solutions was partially off-set by increases of 154% in revenues from our human resource solutions, 28% in revenues from our Vsource Foundation solutions and 19% in revenues from our sales solutions. In addition we launched our human capital management solutions business in October 2003, which generated revenues of $0.07 million. The decrease in services revenue was partially off-set by an increase in products revenue, which improved by 89% to $2.0 million in 2004 compared to $1.1million in 2003 due to an increase in parts and computer sales of $0.9 million, mainly derived from the sale of computers for a new client in Japan.

In 2004, revenues from warranty solutions represented 60% of our total revenues, compared to 81% in 2003. Warranty solutions revenues decreased by 49% to $11.0 million in 2004 from $21.5 million in 2003, primarily due to the decline in the requirement to support Gateway’s warranty obligation as we moved into the third year of a declining contract.

Revenues from human resource solutions constituted 11% of our total revenues in 2004, compared to 3% in 2003, and increased by 154% to $1.9 million in 2004 from $0.8 million in 2003. This increase reflected our continued delivery and expansion of business with our existing clients and fees charged to TEAM America under our services agreement with them of $0.7 million. However, the fees from TEAM America were written off as bad debt as a result of TEAM America’s Chapter 11 proceedings. Excluding revenue from TEAM America, our revenue from human resource solutions would have been $1.2 million rather than $1.9 million, representing an increase of 62% from 2003 rather than 154%.

Our human capital management solutions were launched in October 2003, generating a revenue of $0.07 million in the first four months of operations.

In 2004, revenues from Vsource Foundation Solutions represented 12% of our total revenues, compared to 6% in 2003. Vsource Foundation Solutions revenues increased by 28% to $ 2.1 million in 2004 from $1.7 million in 2003, reflecting the continued delivery of customer relationship management services to clients such as Network Appliance and the expansion of our services to EMC in the Asia Pacific and European regions.

Revenues from sales solutions constituted 18% of our total revenues in 2004, compared to 10% in 2003. Sales solutions revenues, which in 2004 were comprised of sales of products, such as computers and computer parts and the sales of services, such as extended warranties and one-time fixes, increased by 19% to $3.2 million in 2004 from $2.7 million in 2003. The increase in 2004 was mainly due to an increase in sales of computers and computer parts of $0.9 million, mainly derived from the sale of computers for a new client in Japan.

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

Cost of revenue decreased by 13% to $11.5 million in 2004 from $13.2 million in 2003. Our cost of revenue did not decline as quickly as our revenues, which fell 31% from 2003 to 2004. This was mainly due to the higher cost of revenue in our human resource solutions, as costs related to two regional implementations were incurred, and in our Vsource Foundation Solutions, as costs of infrastructure build-out was incurred for two new client contracts acquired during the year. Total cost of revenues in 2004 represented 63% of total revenue compared to 50% in 2003, as more projects’ implementation costs were recorded in 2004. Cost of revenue from services in 2004 represented 54% of our total revenue and 61% of service revenues, representing increases from 47% and 49% respectively in 2003. Cost of revenue from products in 2004 represented 9% of our total revenues, compared to only 3% in 2003. This was consistent with the 89% increase that we experienced in product revenues from 2003 to 2004.

Cost of revenues from warranty solutions represented 42% of same-segment revenues and 25% of our total revenues, compared to 43% and 35% respectively, in 2003. The decline in cost as a percentage of same-segment revenue indicated that we were able to manage our warranty solutions delivery costs to cause them to decline proportionately with the decline in warranty solutions revenue.

In 2004, cost of revenues from human resource solutions constituted 146% of same-segment revenues and 15% of total revenues, compared to 129% and 4%, respectively, in 2003. This was the result of our continued build-out of infrastructure and operations to support this line of business. While human resource solutions revenue increased by 154% from 2003 to 2004, the same-segment cost of revenue increased by 189%. Cost of revenue increased faster than revenue mainly because of expenditure required to complete implementation of human resource solutions. However, if costs incurred in regards to TEAM America were disregarded, then human resource solutions cost of revenue would amount to $2.4 million, rather than $2.8 million, representing an increase of 147% over 2003 rather than 189%.

Cost of revenues from human capital management solutions represented 445% of same-segment revenues and 2% of total revenues in 2004. This was the result of the build-out and launch of this business segment in October 2003.

Cost of revenues from Vsource Foundation Solutions represented 73% of same-segment revenues and 8% of our total revenues in 2004, compared to 65% and 4% respectively in 2003. The marginal increase in cost as a percentage of same-segment revenue was the result of the build-out of infrastructure and operations for new contracts acquired in 2004. Similarly, the increase in cost as a percentage of total revenues reflected the expansion in our Vsource Foundation Solutions business coupled with the decline in our warranty solutions business. While Vsource Foundation Solutions revenue increased by 28% from 2003 to 2004, the same-segment cost of revenue increased by 42%. Cost of revenue increased faster than revenue because of the infrastructure build-out cost of $0.4 million incurred for two new client contracts secured during the year. In 2004, cost of revenues from sales solutions constituted 70% of same-segment revenues and 12% of total revenues, compared to 72% and 7% respectively in 2003. The decrease in cost as a percentage of same-segment revenues was the result of being able to generate proportionally more sales of Gateway parts and products in support of the warranty business, and the economies of scale resulting from the larger volume of computers and computer parts being sold by us as the result of the acquisition of a new sales solutions client in Japan in 2004. The increase in cost as a percentage of total revenues corresponded with the increase in sales solutions revenue as a percentage of total revenues

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries of administrative and support personnel, benefits and commissions, rental, insurance premiums and costs relating to certain other outside services.

Selling, general and administrative expenses increased by 7% to $16.6 million in 2004 from $15.6 million in 2003. As a percentage of total revenues, selling, general and administrative expenses increased to 91% in 2004 from 59% in 2003. Although our revenues were declining during this period, our selling, general and administrative expenses increased because in addition to strengthening our sales and marketing team during the year, significant costs were incurred in relation to our build-out of a new facility in Cyberjaya, Malaysia and the build-out and staffing of our new facility in Taiwan to support our new operations there.

Amortization of Stock-based Compensation

Amortization of stock-based compensation is related to the issuance of stock options to employees with an exercise price below the fair market value of the underlying stock at the date of measurement. In 2004, stock-based compensation was fully amortized.

Loss on Extinguishment of Debt

In 2003, we recognized a loss on extinguishment of debt of $6.8 million, which resulted from the exchange of our Series A Notes and Series B-1 Notes on October 25, 2002 and January 15, 2003 for shares of our Series 4-A Preferred. The loss was previously recognized as an extraordinary item. Under the provision of FAS 145, which was adopted during the year ended January 31, 2004 this extraordinary loss is no longer recognised as extraordinary and has been reclassified as part of loss before tax and the 2003 financial statements have been restated to reflect this effect.

Operating Loss

As a result of the foregoing, we had an operating loss in 2004 of $11.4 million, which was higher than our operating loss of $2.8 million in 2003.

Interest Expense

We had no interest expense in 2004, compared to $0.6 million in 2003. This was primarily due to the early extinguishment of $7.4 million in principal amount of convertible debt instruments in October 2002 and extinguishments of an additional $0.2 million in principal amount of convertible debt instruments in January 2003.

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

Taxation

Taxation charge for 2004 amounted to $22,000 with $12,000 and $10,000 arising from our operations in Taiwan and Japan respectively.

Net Loss

As a result of the foregoing, we had a net loss in 2004 of $11.4 million in 2004, which was marginally less than our net loss of $11.8 million in 2003. If non-cash beneficial conversion feature expense and loss on extinguishments of debt from 2003 are not included, then our net loss of $11.3 million in 2004 represents a 245% increase from a net loss of $3.3 million in 2003.

Deemed Non-cash Dividend to Preferred Shareholders

In 2004, we had a $11.9 million deemed dividend arising from Series 4-A preferred stock representing the amortization of the discount on the issue of this stock for both attached warrants and beneficial conversion features. In 2003, we had a credit of $6.5 million for deemed non-cash dividend to preferred shareholders, arising primarily from the exchange of Series 2-A Preferred and Series B and Series B-1 Warrants for Series 4-A Preferred. The credit represented the excess of the carrying value of these securities over the fair value of the Series 4-A Preferred issued for the exchange.

Net Loss Available to Common Shareholders

Net loss available to common shareholders is computed from net loss after extraordinary item and adding or deducting deemed non-cash dividend to preferred shareholders. As a result of the $11.9 million in deemed dividend credit in 2004 we had a net loss available to common shareholders of $23.2 million, or $12.15 per basic and diluted share in 2004, compared to $5.3 million, or $3.06 per basic and diluted share, in 2003 after deducting $6.5 million in deemed dividends.

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – YEAR ENDED JANUARY 31, 2003 COMPARED TO THE YEAR ENDED JANUARY 31, 2002

Revenue

Revenue in 2003 was derived primarily from two sources: (i) services revenue, derived primarily from our warranty solutions for Gateway, human resource solutions and Vsource Foundation Solutions, and (ii) product revenue, derived from our sales solutions. Revenues are recognized in accordance with the policies set forth in “Critical Accounting Policies and Estimates” above.

In 2003, total revenues increased to $26.5 million from $12.7 million in 2002, an increase of $13.8 million, or 109%, primarily due to our provision of warranty solutions to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region, which commenced on November 1, 2001. Services revenue increased 156% in 2003 to $25.5 million compared to $9.9 million in 2002, reflecting our first full year of providing warranty solutions to Gateway and the growth of our human resource solutions, including the first full year of delivery of such solutions to Agilent. The increase in services revenue was partially off-set by a decline in products revenue, which declined 61% to $1.1 million in 2003 compared to $2.8 million in 2002 due to the termination in November 2001 of our arrangement with Gateway Manufacturing Inc. to resell personal computers (the “Reseller Agreement”). In 2003, product revenue was derived principally from the sale of computer parts to end customers, as compared to 2002 when product revenue was comprised of the sale of personal computers.

In 2003, revenues from warranty solutions represented 81% of our total revenues, compared to 67% in 2002. Warranty solutions revenues increased by 153% to $21.5 million in 2003 from $8.5 million in 2002, reflecting our first full year of delivering warranty solutions to Gateway. We did not start delivering these solutions until November 2001.

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

Cost of revenue increased to $13.2 million by 51% for 2003 from $8.8 million in 2002, reflecting the growth in our business and revenues. The rate of increase in our cost of revenue was significantly exceeded by the rate of increase in our revenues, which increased by 109% from 2002 to 2003. In addition, 2003 represented our first full year of providing business process outsourcing services, because in 2002, we were only active in the business process outsourcing business for seven months following our acquisition of substantially all of the assets of NetCel360 Holdings Limited (“NetCel360”) in June 2001.

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

Cost of revenues from human resource solutions constituted 129% of same segment revenues and 4% of total revenues in 2003, compared to 169% and 2%, respectively, in 2002. The fact that cost of revenues exceeded same-segment revenues was the result of our continued build-out of infrastructure and operations to support this line of business. The decrease in cost as a percentage of same-segment revenue, however, demonstrated that we were able to benefit from economies of scale resulting from providing our solutions to a larger base of clients, while the increase in cost as a percentage of total revenue reflected the growth in human resource revenues as a percentage of total revenues.

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

Research and Development Expenses

We had no research and development expenses in 2003, compared to $2.3 million in 2002, reflecting the change in our business following the acquisition of NetCel360, from a developer of software products to a business process outsourcing service provider that relies primarily on technology licensed from third-parties. A significant majority of the research and development expenses incurred in 2002 were incurred in the first half of 2002, before we decided to discontinue several software development projects due to the slow rate of customer acceptance, the need for additional functionalities, uncertainty as to whether we would be able to develop a commercially viable product and uncertainty as to whether there would be market acceptance of such product.

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

Loss on Extinguishment of Debt

In 2003, we recognized a loss on extinguishment of debt of $6.8 million, which resulted from the exchange of our Series A Notes and Series B-1 Notes on October 25, 2002 and January 15, 2003 for shares of our Series 4-A Preferred. The loss was previously recognized as an extraordinary item. Under the provision of FAS 145, which was adopted during the year ended January 31, 2004 this extraordinary loss is no longer recognised as extraordinary and has been reclassified as part of loss before tax and the 2003 financial statements have been restated to reflect this effect.

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

Net Loss Available to Common Shareholders

Net loss available to common shareholders is computed from net loss after adding or deducting deemed non-cash dividend to preferred shareholders. As a result of the $6.5 million in deemed dividend credit in 2003 we had a net loss available to common shareholders of $5.3 million, or $3.06 per basic and diluted share in 2003, compared to $22.5 million, or $20.87 per basic and diluted share, in 2002 after deducting $2.1 million in deemed dividends.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $1.5 million as of January 31, 2004, as compared to $11.2 million as of January 31, 2003 and $4.8 million as of January 31, 2002. As of January 31, 2004, we had working capital of negative $2.7 million and shareholders’ deficit of $16.6 million. We had no long term liabilities as of January 31, 2004. To date, we have financed our operations primarily through preferred stock financings and issuances of debt. During 2002, we received a $3 million advance from Gateway under the Support Services Agreement, which will be used to offset outstanding accounts receivable from Gateway at a monthly rate from May 2002 through October 2004. The balance of this advance as of January 31, 2004 amounted to $0.9 million.

We have entered into sales and purchase agreements with Symphony House and other investors to sell them 38.8% of the issued and outstanding share capital of Vsource Malaysia for total cash consideration of approximately $9.5 million. As part of the transaction, we transferred all of the shares and share capital of our wholly owned subsidiaries in Japan and Taiwan to Vsource Malaysia. All sales were completed on March 23, 2004. As a result, we now hold 61.2% of Vsource Malaysia, and Symphony House and the other investors will hold 30.3% and 8.5% respectively.

Net cash used in operating activities was $6.7 million in 2004, compared with net cash provided by operating activities of $0.4 million in 2003 and $5.8 million used in 2002. Net cash used in operating activities in 2004 consisted primarily of $11.4 million net loss and $1.1 million changes in working capital components, offset by non-cash charges of $3.7 million primarily related to depreciation and amortization, bad debts written-off and a write-off of expenses related to the terminated merger with TEAM America. Net cash provided in 2003 consisted primarily of $11.8 million net loss, offset by non-cash charges of $13.1 million primarily related to depreciation and amortization, stock based compensation, loss on extinguishments of debt and beneficial conversation feature charges. Net cash used in operating activities in 2002 consisted primarily of $20.4 million net loss, offset by a non-cash charge of $14.1 million.

Net cash used in investing activities was $3.2 million in 2004, $0.7 million in 2003 and $0.8 million in 2002. Net cash used in investing activities for 2004 was primarily related to the acquisition of property and equipment of $1.7 million and the $1.5 million expenses related to the terminated merger with TEAM America. Net cash used in investing activities for 2003 was primarily related to the acquisition of property and equipment and the provision of a letter of credit required as a guarantee by one of the customers. In 2002, net cash used in investing activities was primarily related to the acquisition of property and equipment and the acquisition of the assets of NetCel360, net of cash acquired.

Net cash provided by financing activities was $0.03 million in 2004, $6.7 million in 2003 and $5.9 million in 2002. Net cash provided by financing activities in 2004 came from issuance of common stock under our Employee Stock Purchase Plan. Net cash provided by financing activities in 2003 came from the sale of Series 4-A Preferred, offset by cost of issuance of $0.6 million, repayment of $53,000 in principal amount of Series B-1 Notes and the redemption of $0.1 million of Series 1-A Preferred. In 2002, net cash provided by financing activities came from the sale of $3.3 million in principal amount of Series A notes for cash, the sale of $4.3 million in principal amount of Series B Notes for cash, and the sale of $2.8 million in principal amount of Series B-1 Notes, offset by repayment of $4.5 million in principal and accrued interest of the Series B Notes.

As of January 31, 2004, we had 17,364 shares of our Series 4-A Preferred outstanding. If we do not meet one or more certain conditions by March 31, 2006, then each holder of our Series 4-A Preferred shall have the right, at any time after March 31, 2006 and on or before September 30, 2006, to require us to purchase all but not less than all of the Series 4-A Preferred held by such holder at a price per share equal to the original issue price, which is $2,000, plus an amount equal to 50% of that per share price. Based on the number of Series 4-A Preferred outstanding as of January 31, 2003, the redemption sum would amount to $52.1 million.

As of January 31, 2004, the only significant contractual obligations or commercial commitments outstanding consisted of our future minimum lease commitments totaling $2.0 million, of which $1.2 million will be paid out in 2005, $0.5 million in 2006 and $0.3 million thereafter. (See Note 9 to the Notes to the Consolidated Financial Statements for further details.)

We have no other off-balance sheet arrangement that could significantly reduce our liquidity. Our management believes that we have adequate funding for existing operations for at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issues SFAS No. 149 (“SFAS No. 149”) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively the “derivatives”) and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. We currently do not expect the adoption of SFAS No. 149 to have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. We adopted SFAS No. 150 during the current year. The adoption of this statement has had no significant impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, which was further revised in December 2003, which amended FIN 46 and deferred its application in certain cases. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We currently do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash on deposit with high quality financial institutions. While we are exposed with respect to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash. However, changes in interest income will not have a material impact on our financial results, as we derived only $0.03 million from interest income in 2004.

Foreign Currency Risk

As a business that derives most of its revenues from operations in the Asia-Pacific region, we face exposure to adverse movements in foreign currency exchange rates. This exposure may change over time as business practices evolve and could seriously harm our financial results. A substantial portion of our revenues are currently denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make our services more expensive and therefore reduce the demand for our services. Reduced demand for our services could seriously harm our financial results. Conversely, a decline in the value of the U.S. dollar relative to foreign currencies could make our expenses, most of which are denominated in foreign currencies, higher, which could reduce our net income or increase our operating losses. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

We incur expenses in foreign currencies, principally Malaysian Ringgit, Japanese Yen and New Taiwan (NT) Dollars. Our Japanese Yen and Malaysian Ringgit-denominated expenses represented approximately 25% and 45%, respectively, of our total cash expenses for the year ended January 31, 2004. The Taiwan expenses represented only 1.0% of our expenses, as we did not launch operations in Taiwan until October 2003. The Malaysian Ringgit currently has a fixed exchange rate to the U.S. dollar and there is no exchange exposure at present although there is no assurance that such fixed exchange rate will be maintained in the future.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditor

To The Board of Directors and Shareholders of

Vsource, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Vsource, Inc. and its subsidiaries at January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers

Hong Kong

April 27, 2004

VSOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2004	2003
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,452	$11,152
Restricted cash	473	150
Accounts receivable, net	1,062	1,522
Prepaid expenses	475	337
Inventories	207	490
Other current assets	2,148	1,262

Total current assets	5,817	14,913

Property and equipment, net	4,418	4,974
Restricted cash, non-current	599	250

Total assets	$10,834	$20,137

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	2,296	$1,134
Accrued expenses	3,395	1,882
Staff Accruals	1,758	1,451
Accrued Payroll, Insurance, Worker’s Compensation	173	—
Advances from customers – current	906	1,229
Tax payable	22	—

Total current liabilities	8,550	5,696

Advances from customer – non-current	—	900

Total long term liabilities	—	900

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,
	2004	2003
	(in thousands, except per share data)
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 945,008 and 1,275,955 shares issued and outstanding as of January 31, 2004 and 2003, respectively) (Aggregate liquidation value is $2,363 and $3,190 as of January 31, 2004 and 2003, respectively)	2,326	3,140
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 334,244 and 367,336 shares issued and outstanding as of January 31, 2004 and 2003, respectively) (Aggregate liquidation value is $2,143 and $2,355 as of January 31, 2004 and 2003, respectively)	2,028	2,228

	4,354	5,368
Redeemable preferred stock:
Preferred stock Series 4-A ($0.01 par value, 25,000 shares authorized; 17,364 and 17,442 shares issued and outstanding as of January 31, 2004 and 2003, respectively) (Aggregate liquidation value is $34,728 and $34,884 as of January 31, 2004 and 2003, respectively) (Aggregate redemption value is $52,092 and $52,326 as of January 31, 2004 and 2003, respectively)	14,521	2,728

Total preferred stock (Note 10)	18,875	8,096

Shareholders’ equity/(deficit):
Common stock ($0.01 par value, 500,000,000 shares authorized; 2,026,041 and 1,785,094 shares issued and outstanding as of January 31, 2004 and 2003, respectively)	20	18
Additional paid-in-capital	86,554	85,424
Deferred stock based compensation	—	(94)
Accumulated deficit	(102,986)	(79,740)
Other comprehensive loss	(179)	(163)

Total shareholders’ equity/(deficit)	(16,591)	5,445

Total liabilities, preferred stock and shareholders’ equity/(deficit)	10,834	$20,137

The accompanying notes are an integral part of these Consolidated Financial Statements

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended January 31,
	2004	2003	2002
	(in thousands, except per share data)
		(Restated) (Note 2)	(Restated) (Note 2)
Revenue from
Services	$16,254	$25,462	$9,940
Products	2,044	1,084	2,772

	18,298	26,546	12,712
Cost and expenses:
Cost of revenue from
Services	9,903	12,404	6,159
Products	1,576	832	2,631

	11,479	13,236	8,790
Selling, general and administrative expenses	16,638	15,561	11,171
Research and development expenses	—	—	2,269
Expenses related to terminated merger with TEAM America (Note 4)	1,467	—	—
Amortization of stock-based compensation (Note 2)	94	963	3,116
Insurance proceeds in respect of loss of inventory	—	(464)	—
Impairment of long-lived assets	—	—	4,079

Total costs and expenses	29,678	29,296	29,425

Operating loss	(11,380)	(2,750)	(16,713)
Interest income	33	72	127
Interest expense	—	(584)	(694)
Non-cash beneficial conversion feature expense	—	(1,727)	(2,824)
Loss on extinguishment of debt	—	(6,838)	(340)

Loss before tax	$(11,347)	$(11,827)	$(20,444)
Tax	(22)	—	—

Net Loss	$(11,369)	$(11,827)	$(20,444)
Net loss available to common shareholders (Note 3)	$(23,246)	$(5,301)	$(22,539)

Basic and diluted weighted average number of common shares outstanding	1,914	1,734	1,080

Basic and diluted net loss per share available to common shareholders	$(12.15)	$(3.06)	$(20.87)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

	Common Shares		Additional Paid-in Capital	Deferred Stock Based Compensation	Notes Receivable	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Stock	Amount
	(in thousands, except for shares data)
Balance at January 31, 2001	896,946	$9	$54,244	$(5,805)	$(427)	$(51,900)	—	$(3,879)
Net loss						(20,444)		(20,444)
Comprehensive income							177	177
Deemed non-cash dividend and beneficial conversion feature			2,095			(2,095)		—
Conversion of preferred stock	45,768	1	2,998					2,999
Issuance of common stock on:
Acquisition of NetCel360	138,715	1	1,011					1,012
Acquisition of domain name	750	—	4					4
Bridge loan conversion	580,998	6	2,318					2,324
Compensation related to:
Options granted for services			2,879	202				3,081
Options granted under Restricted Stock Purchase Plan			666	(35)				631
Expired and forfeited options			(4,807)	4,807				—
Exercise of warrants	4,395	—	—					—
Return of shares related to notes receivable-shareholder	(15,000)	—	(99)		427			328
Beneficial conversion feature on convertible debt			11,408					11,408
Issuance of warrants with convertible notes			1,964					1,964
Beneficial conversion feature on extinguishment of convertible debt			(2,976)					(2,976)

Balance at January 31, 2002	1,652,572	$17	$71,705	$(831)	$—	$(74,439)	$177	$(3,371)
Net loss						(11,827)		(11,827)
Comprehensive loss							(340)	(340)
Fractional shares arising on reverse stock split	(58)							—
Issuance of common stock on:
— Acquisition of NetCel360	46,774	—	463					463
— Employee Stock Purchase Plan	15,641	—	32					32
— Conversion of preferred stock	67,021	1	955					956
— Exercise of stock options	3,144	—	1					1

Options granted for services			226	737				963
Issuance of warrants and notes			50					50
Issuance of Series 4-A preferred stock and warrants under private placement			7,400					7,400
Redemption of Series 1-A preferred stock			(284)			481		197
Exchange of notes for Series 4-A preferred stock			9,623					9,623
Exchange of Series 2-A preferred stock to Series 4-A preferred stock			(2,769)			7,343		4,574
Exchange of warrants for Series 4-A preferred stock			(1,371)			1,366		(5)
Deemed non-cash dividend (Note 3)						(2,664)		(2,664)
Stock issuance costs			(607)					(607)

Balance at January 31, 2003	1,785,094	$18	$85,424	$(94)	$—	$(79,740)	$(163)	$5,445
Net Loss						(11,369)		(11,369)
Comprehensive Loss							(16)	(16)
Issuance of Common Stock on (Note 10):
Employee Stock Purchase Plan	22,940	0	34					34
Conversion from Series 1-A and 2-A preferred stock	140,007	1	1,014					1,015
Conversion from Series 4-A preferred stock	78,000	1	82					83
Stock Based Compensation Expense				94				94
Deemed non-cash dividend						(11,877)		(11,877)

Balance at January 31, 2004	2,026,041	$20	$86,554	$—	$—	$(102,986)	$(179)	$(16,591)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,369)	$(11,827)	$(20,444)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,288	2,909	2,379
Impairment of long-lived assets	—	—	4,079
Interest expense on convertible notes exchanged	—	578	—
Bad debt write-off/(write back)	1,341	(20)	—
Notes receivable—write-off	—	—	579
Loss on disposal of property and equipment	2	105	768
Amortization of stock-based compensation	94	963	3,116
Amortization of beneficial conversion feature on convertible debt	—	1,727	2,824
Loss on extinguishment of debt	—	6,838	340
Others	—	—	(26)
Changes in working capital components:
Accounts receivable	460	1,364	(2,364)
Inventory	283	(490)	—
Accounts payable	1,162	(572)	(306)
Advance from customers	(1,223)	(877)	3,006
Others	296	(348)	210

Net cash provided by (used in) operating activities	(6,666)	350	(5,839)
Cash flows from investing activities:
Purchase of property and equipment	(1,693)	(769)	(777)
Proceeds from sale of property and equipment	—	312	44
Expenses related to terminated merger with TEAM America	(1,467)	—	—
Letter of credit	—	(250)	—
Costs relating to purchase of acquired companies, net of cash amounts acquired	—	—	(106)

Net cash used in investing activities	(3,160)	(707)	(839)
Cash flows from financing activities:
Proceeds from issuance of common stock	34	33	—
Proceeds from issuance of preferred stock	—	7,400	—
Costs of issuance	—	(607)	—
Proceeds from borrowings and convertible notes	—	50	10,387
Repayment of convertible notes and preferred stock	—	(167)	(4,251)
Repayment of borrowings	—	—	(200)

Net cash provided by financing activities	34	6,709	5,936
Effect of exchange rates	92	47	135

Net increase (decrease) in cash and cash equivalents	(9,700)	6,399	(607)
Cash and cash equivalents at beginning of year	11,152	4,753	5,360

Cash and cash equivalents at end of year	$1,452	$11,152	$4,753

Supplemental cash flow information
Cash paid for interest	$—	$6	$304
Cash paid for taxes	—	—	6
Non-cash financing and investing activities
Conversion of debt to equity	—	—	2,324
Exchange of debt to Series 4-A Preferred stock	—	8,379	—
Common stock issued to purchase of acquired companies	—	463	1,012
Conversion of Series 4-A Preferred stock to Common Stock	83	—	—
Conversion of Series 1-A and Series 2-A Preferred Stock to Common Stock	1,015	—	—
Beneficial conversion feature of:
Series 4-A Preferred Stock	11,877	18,462	—
Bridge loan	—	—	1,913
Convertible notes	—	40	9,496
Issuance of warrants with the convertible notes	—	10	1,964

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company

Vsource, Inc. (“Vsource” or the “Company”) was originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. The Company is a provider of business process outsourcing services to companies operating on a regional or global basis.

The Company offers sophisticated outsourcing solutions to its clients.

The Company’s service offerings include:

•	Warranty Solutions — a broad range of after-sales and customer support functions including telephone, web and email technical support, comprehensive warranty and product support, parts dispatch and management, multi-lingual helpdesk, field services, on-site fix and reverse logistics;

•	Human Resource Solutions — payroll processing, expense claims processing and administration, statutory reporting and filing, employee helpdesk, online reports, accounting and corporate reporting, and payment solutions;

•	Sales Solutions — demand generation through sales and marketing, development of market channels to support the sales of the Company’s clients’ products and services across the Asia-Pacific region, and execution of the sales of such products and services;

•	Human Capital Management Solutions — business process outsourcing focusing on payroll and benefits processing, as well as administrative services, for small and medium sized enterprises in the United States; and

•	Vsource Foundation Solutions™ — general business process outsourcing services comprising of turn-key customer relationship management, supply chain management, and financial administration.

The Company supports clients’ operations in most major countries across the Asia-Pacific region, Europe and the United States from shared service centers located in Cyberjaya, Malaysia, Kuala Lumpur, Malaysia, Taipei, Taiwan and Osaka, Japan.

Future Funding

The Company had an accumulated deficit of approximately $103.0 million as of January 31, 2004 that has been funded primarily through issuances of debt and equity securities. The Company has sustained operating losses since inception. In 2004, the Company used net cash of $6.7 million from operating activities, used $3.2 million in investing activities and realized a gain of $0.1 million from exchange rate changes that resulted in a decrease in cash of $9.7 million. Following the closure of the sale of interests in Vsource Malaysia (see note 15 for further details) the Company received proceeds of approximately $9.5 million. As a result, the Company’s management believes that the Company has adequate funding for it to continue in operation for at least 12 months. Therefore, the Company has prepared its financial statements on a going concern basis.

Risks and Uncertainties

The majority of the Company’s revenues are generated by one customer, Gateway Japan Inc. (“Gateway”), under a three-year support services agreement which expires in October 2004. Revenues from the support services agreement with Gateway accounted for approximately 60% of the Company’s total revenues for 2004. Gateway has contracted with the Company to provide support services for Gateway’s warranty obligations to its installed base of end users. Revenues from this agreement are set to decline significantly over the remaining term

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the contract, as the installed base of end users who will be covered by Gateway’s warranties drops over time. This decline could have a material impact on the Company’s revenues and operating results, even if the Company is successful in reducing costs in line with the decrease in the corresponding revenues. The Company believes, however, that it can successfully reduce costs related to the services provided to Gateway in line with the decline in the corresponding revenues over the remaining term of the contract.

2.    Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on January 31. Unless otherwise indicated, all references to years relate to fiscal years rather than calendar years. Thus, for example, a reference to “2004” means the fiscal year ended January 31, 2004.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the Company’s accounts and the accounts of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Restatement

The Company adopted SFAS No. 145 in 2004 and as a result, the losses on extinguishment of debt in 2003 and 2002 of $6.8 million and $0.3 million respectively, previously recognised as extraordinary losses, can no longer be regarded as extraordinary and have been reclassified as part of loss before tax. The basis and diluted net loss available to common shareholders have been restated to reflect this effect.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company believes that the concentration of credit risk in accounts receivable is substantially mitigated by the Company’s credit evaluation process and the high level of creditworthiness of its customers. The Company performs ongoing credit evaluations of its customers and sets conditions and limits the amount of credit extended when deemed necessary. The Company generally does not require collateral from its customers. As of January 31, 2004, one customer, Gateway, accounted for 48% of accounts receivable. As of January 31, 2003, the same customer, Gateway, accounted for 79% of accounts receivable. In addition, as of January 31, 2004, the Company had a customer advance balance of $0.9 million from Gateway which is used to offset outstanding accounts receivable from Gateway at a monthly rate through October 2004.

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

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash consists of cash on hand and amounts deposited with high quality financial institutions. Cash equivalents are highly liquid instruments including cash in money market current accounts that are interest-bearing, capital guaranteed and without any withdrawal restrictions.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer hardware	2 to 5 years
Computer software	5 years
Office equipment, furniture and fixtures	5 years
Motor vehicle	3 years

Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for 2004, 2003 and 2002 was $2.3 million, $2.7 million and $1.9 million, respectively.

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

Advance from Customers

Customer prepayments are deferred (classified as a liability) and recognized over future periods based on customer-dictated terms of settlement against outstanding accounts receivable. The Company received a $3.0 million advance from Gateway under a support services agreement, which is used to offset outstanding accounts receivable from Gateway at a monthly rate from May 2002 through October 2004. As of January 31, 2004, the balance of the advance was $0.9 million.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectibility is probable or reasonably assured.

Support Services Agreements

The Company provides support services on behalf of customers. These services include call center operations, repair work for products covered by the manufacturer’s original warranty and helpdesk functions. Under these contracts, the Company generally receives specified monthly fees (“Fixed Revenues”) over the terms of the contracts, which are based on a specified number of support transactions in a specified period of time (“Fixed Transactions”). For each support transaction performed by the Company (“Incremental Transaction”) in excess of the Fixed Transactions for a specified period, additional fees are payable by customers, based on a predetermined fee for each Incremental Transaction (“Variable Revenues”). Fixed Revenues are recognized on an accruals basis, as payments fall due. Variable Revenues are recognized as Incremental Transactions are performed.

Other Business Process Outsourcing Agreements

The Company provide services under its other business process outsourcing agreements. These types of agreements generally have two main revenue sources: set-up fees during the implementation period when the Company performs set-up procedures to facilitate delivery of its services and monthly charges for the subsequent use of these services. Under this method, set-up fees are deferred and recognized on a straight-line basis over the initial term of the contract or the expected period during which the specified services will be performed. Costs related to implementation are deferred and amortized on the same basis. Monthly transaction fees under this type of agreement are accounted for separately and are recognized on a monthly basis.

Profits recognized on contracts in process are based upon contracted revenue and related estimated costs to completion. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses for 2004, 2003 and 2002 were $32,000, $16,000 and $100,000, respectively.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying Vsource shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). The intrinsic value of the stock-based compensation issued to employees as of the date of grant is amortized on a straight-line basis to compensation expense over the vesting period. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (the “Purchase Plan”) in accordance with APB Opinion No. 25. This plan is described in Note 11.

The following table summarizes the pro forma operating results of the Company had compensation cost for stock options granted under its stock option plans and for employee stock purchases under the Purchase Plan been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	Year ended January 31,
	2004	2003	2002
	(in thousands, except for per share data)
Net loss as reported	$(11,369)	$(11,827)	$(20,444)
Add: Stock-based employee compensation expense included in reported net income	94	963	3,116
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(2,030)	(2,646)	(4,145)
Net loss	$(13,305)	$(13,510)	$(21,473)
Basic and diluted net loss available to common shareholders per share
As reported	$(12.15)	$(3.06)	$(20.87)
Pro forma	$(13.16)	$(4.03)	$(21.82)

The pro forma disclosures provided are not likely to be representative of the effects on reported net income for future years due to future grants and the vesting requirements of the stock options.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of stock options granted during 2004, 2003 and 2002 was $0.81, $2.05 and $5.00, respectively. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Year ended January 31,
	2004	2003	2002
Dividend yield	0.00	0.00%	0.00%
Expected volatility	170%	161%	218%
Risk-free rate of return	2.1%	3.1%	4.6%
Expected life (years)	3.0	3.5	2.5

3.    Net Loss Available to Common Shareholders and Comprehensive Loss

The following table is a calculation of net loss available to common shareholders (in thousands) and comprehensive loss:

	For the Year Ended January 31,
	2004	2003	2002
Net loss	$(11,369)	$(11,827)	$(20,444)

Add (Less): Deemed non-cash dividend to preferred shareholders
Credit arising on exchange	—	9,190	—
Deemed non-cash dividend	(11,877)	(2,664)	(2,095)

	(11,877)	6,526	(2,095)

Net loss available to common shareholders	$(23,246)	$(5,301)	$(22,539)

Other comprehensive (loss)/income:
Foreign currency translation adjustment	(16)	(340)	177

Comprehensive Loss	$(23,262)	$(5,641)	$(22,362)

The credit of $9.2 million in 2003 arose from the exchange of Series 2-A Preferred and Series B and Series B-1 warrants for Series 4-A convertible preferred stock in connection with the exchange. The credit represents the excess of the carrying value over the fair value of the Series 4-A convertible preferred stock issued for the exchange.

$11.9 million and $2.7 million was recorded as deemed dividend to preferred shareholders on the Series 4-A convertible preferred stock in 2004 and 2003, respectively.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the year. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrant to purchase common stock as computed using the treasury stock method. Because the Company had a net loss in each of 2004, 2003 and 2002, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

As of January 31, 2004, there were potential shares of common stock outstanding of 20.4 million shares. These shares were not considered in calculating diluted net loss per share, because their effect was anti-dilutive.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Data

The Company reports segment data based on the management approach which designates the internal reporting that is used by the Company for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 (“SFAS No. 149”) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively the “derivatives”) and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The Company currently does not expect the adoption of SFAS No. 149 to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS No. 150 during the current year. The adoption of this statement has had no significant impact on its financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, which was further revised in December 2003, which amended FIN 46 and deferred its application in certain cases. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We currently do not expect the adoption of FIN 46 to have a material impact on our financial position or results of operations.

4.    Merger with TEAM America

On September 26, 2003, the Company announced that it had terminated the merger agreement, dated as of June 12, 2003, by and among the Company, TEAM America, Inc. (“TEAM America”) and Beaker Acquisition Co., Inc., due to the breach by TEAM America of various representations, warranties, covenants and agreements set forth in the merger agreement and the occurrence of a material adverse effect on TEAM America. Subsequent to such termination, TEAM America announced that it had filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code and suspended its operations while considering alternatives. As a result, the Company has written off $1.47 million of expenses associated with the merger and $0.68 million of accounts receivable from TEAM America.

5.    Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments including cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Consolidated Balance Sheet Details

	January 31,
	2004	2003
	(in thousands)
Accounts receivable:
Trade accounts receivable	$1,095	$1,529
Allowance for doubtful accounts	(33)	(7)

	$1,062	$1,522

Other current assets:
Deferred costs	$1,031	$590
Deposits	694	328
Other receivables	423	344

	$2,148	$1,262

Property and equipment:
Computer hardware	$4,554	$3,763
Computer software	4,010	3,668
Office equipment, furniture and fixtures	876	656
Leasehold improvements	1,029	655
Motor vehicle	16	15

	10,485	8,757
Accumulated depreciation	(6,067)	(3,783)

	$4,418	$4,974

Accrued expenses:
Accrual for subcontract costs	$555	$591
Deferred revenue	735	546
Other accruals	2,105	745

	$3,395	$1,882

7.    Private Placement and exchange of convertible notes in 2003

On October 25, 2002, the Company completed a private placement of preferred stock and warrants for $7.5 million in cash and caused certain holders of its other preferred securities and warrants (including notes, in the principal amount of approximately $7.4 million that were scheduled to mature on June 30, 2003, exchangeable into preferred securities), to exchange their preferred securities and warrants for a new class of preferred stock. In connection with and as a precondition to the private placement, the Company was obligated to offer all of the eligible remaining holders of its preferred securities and warrants an opportunity to exchange their preferred securities and warrants for a new class of Series 4-A convertible and redeemable preferred stock. This exchange offer commenced on November 21, 2002 and concluded on January 6, 2003, with $117,106 in principal amount of exchangeable notes and preferred stock and warrants beings exchanged for the new class of Series 4-A convertible and redeemable preferred stock.

The issuance of Series 4-A Preferred, pursuant to the private placement and the exchange (described above) gave rise to a beneficial conversion feature (“BCF”) as such preferred stock could be converted into common stock at an amount below its market price. (The Company accounts for such BCF under the recognition and measurement principles of Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”.) $7.4 million was recorded to additional paid-in capital for the preferred stocks and warrants issued from the private placement.

Additionally, the preferred securities, the Series B Notes and the Series B-1 Notes and warrants that were exchanged for Series 4-A Preferred or redeemed for cash, were initially issued with BCF. As required by EITF 98-5 and EITF 00-27, the Company allocated a portion of the reacquisition price for the repurchase of the BCF. The portion of the reacquisition price to be allocated is measured as the intrinsic value of the BCF at the original issuance date for preferred securities and warrants and at the extinguishment date for notes. The excess of the carrying value of the notes and preferred securities and warrants over the fair value of the Series 4-A Preferred issued in the exchange, is considered as loss on extinguishment of debt and deemed dividend respectively.

The following table summarizes the impact of the private placement and the exchange on the Company’s results for the period ended January 31, 2003 and financial position as of January 31, 2003 (in thousands):

	Additional paid-in capital Beneficial conversion feature		Warrants	Credit arising on exchange	Loss on extinguishment
	Addition	Reacquisition		(Note 3)
Private Placement
—Series 4-A Preferred	$3,904
—Warrants			$3,496

Exchange for Series 4-A Preferred
—Series 2-A Preferred	1,653	$(4,422)		$7,343
—Series A Notes	7,811	(1,822)			$(4,359)
—Series B-1 Notes	4,762	(1,128)			(2,458)
—Series B and B-1 warrants	333	(46)	(1,658)	1,366

Redemption for cash
—Series 1-A Preferred		(284)		481
—Series B-1 Notes					(21)

	$18,463	$(7,702)	$1,838	$9,190	$(6,838)

These transactions are described more fully in Notes 8 and 10.

8.    Warrants

As a condition of entering into the exchangeable note purchase agreements for the Series B Notes and the Series B-1 Notes (which were extinguished during the year ended January 31, 2003, please refer to note 7 for details), the Company agreed to issue warrants to purchase 1.8 million shares of the Company’s common stock. The Series B Warrants issued in connection with the Series B Notes have an exercise price of $2.00 per share and expire on July 12, 2006. The Series B-1 Warrants issued in connection with the Series B-1 Notes have an exercise price of $2.00 per share and expire on either January 30, 2007 or February 17, 2007. The Company also issued warrants to Jefferies & Company, Inc. to purchase 10,000 shares of common stock, which warrants have an exercise price of $2.00 and are exercisable until July 5, 2006, as consideration for providing financial advisory services to the Company in connection with the acquisition of NetCel360. In connection with the private placement and exchange completed on October 25, 2002, Series B Warrants and Series B-1 Warrants to purchase

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.5 million shares of the Company’s common stock were exchanged for Series 4-A Preferred. On January 6, 2003, Series B Warrants and Series B-1 Warrants to purchase a total of 41,783 shares of the Company’s common stock were exchanged for Series 4-A Preferred. Series B Warrants and Series B-1 warrants to purchase a total of 230,973 shares of the Company’s common stock remain outstanding as of January 31, 2003.

As part of the private placement completed on October 25, 2002 (see Note 7), the Company issued warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.01. The warrants are only exercisable between April 1, 2005 and March 30, 2006 but only if neither of the following has occurred (i) a Liquidity Date (as such term is defined in the warrants) has occurred before January 31, 2005, or (ii) the Company has achieved specific consolidated EBITDA thresholds. The holders of these warrants will not be entitled to any voting rights or any other rights as a stockholder until they are duly exercised for shares of common stock.

The Company has also issued warrants in connection with the Company’s Series 1-A Preferred and Series 2-A Preferred and various warrants in connection with payment of services.

The following table summarizes information about warrant transactions for 2004, 2003 and 2002:

	Number of Shares of Common Stock			Weighted-Average Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2004	2003	2002	2004	2003	2002
Warrants outstanding at beginning of the period	1,569,059	1,885,760	86,671	$6.59	$7.13	$127.40
Granted	57,738	1,262,500	1,815,174	5.38	0.03	2.00
Exercised	—	—	(6,000)	—	—	40.00
Cancelled	(16,911)	—	(10,085)	171.47	—	120.07
Converted	—	(1,579,203)	—	—	2.00	—

Warrants outstanding at end of the period	1,609,886	1,569,059	1,885,760	4.42	6.59	7.13

Warrants exercisable at end of the period	359,886	319,059	1,885,760	$19.76	$32.35	$7.13

9.    Commitments and Contingencies

Operating Leases

We lease our operating facilities under non-cancelable operating leases that expire at various dates through 2007. Certain of these leases contain renewal options. Rent expense was $1.1 million in 2004, $1.0 million in 2003 and $1.1 million in 2002. As of January 31, 2004, future minimum lease commitments were as follows (in thousands):

For the Years Ending January 31,
2005	$1,196
2006	572
2007	265

$2,033

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments

At January 31, 2004, the Company had standby letters of credit with a maximum potential future payment to $0.6 million. These standby letters of credit are secured by way of a deposit, of an equivalent value, to the bank.

Litigation

In January 2004, the Company entered into a settlement agreement in connection with two lawsuits filed in October 2001 by holders of its Series 2-A convertible preferred stock. The settlement involved no admission of liability from the Company but required it to pay the plaintiffs’ attorneys’ fees and costs and issue warrants to purchase a total of 24,092 shares of its common stock at an exercise price of $14.20 each to the plaintiffs. Pursuant to the court’s order dated December 23, 2003, the cases were dismissed without prejudice to reopening within 30 days thereof if the settlement was not consummated. Upon final payment of attorneys’ fees and costs, which the Company anticipates taking place in July 2004, the Company and the plaintiffs have agreed to deem the litigation dismissed with prejudice.

10.    Preferred Stock

Non-Redeemable Preferred Stock

Effective February 24, 2000, the Company authorized 5,000,000 shares of preferred stock. The preferred stock is divided into series. The Series 1-A Preferred, consists of 2,802,000 shares, the Series 2-A Preferred, consists of 1,672,328 shares, the Series 3-A Preferred consists of 500,000 shares and the Series 4-A Preferred consists of 25,000 shares.

Series 1-A Preferred

The Company allocated the net proceeds of $6.9 million from the issuance of the Series 1-A Preferred to an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance.

In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Preferred, subject to the surrendering of the certificates of the Series 1-A Preferred, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with an aggregate gross proceeds of at least $10.0 million and a per share price of at least five dollars, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred.

The holder of each share of Series 1-A Preferred shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Preferred. Holders of the Series 1-A Preferred are entitled to noncumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred, these shares are subject to stated Series 1-A conversion price adjustments. There were 945,008 shares of Series 1-A Preferred issued and outstanding at

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2004 with an aggregate liquidation value of $2.3 million. As a result of issuances during 2003 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 1-A Preferred and the 20-for-1 reverse stock split that occurred on November 20, 2002, the conversion price of the Series 1-A Preferred was adjusted to $6.60 per share as of November 20, 2002.

Series 2-A Preferred

The Company allocated $7.6 million of the net proceeds from the issuance of the Series 2-A Preferred to additional paid-in capital as required by an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance.

In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Preferred, subject to the surrendering of the certificates of the Series 2-A Preferred, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with an aggregate gross proceeds of at least $20.0 million and a per share price of at least thirteen dollars, or at the election of the holders of a majority of the outstanding shares of Series 2-A Preferred.

Under certain circumstances, such as stock splits or issuances of common stock at a price less than the original issue price of the Series 2-A Preferred, these shares are subject to stated conversion price adjustments. There were 334,244 shares of Series 2-A Preferred issued and outstanding at January 31, 2004 with an aggregate liquidation value of $2.1 million. As a result of issuances during 2003 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 2-A Preferred and the 20-for-1 reverse stock split that occurred on November 20, 2002, the conversion price of the Series 2-A Preferred was adjusted to $14.20 per share as of November 20, 2002.

Conversion and Exchange of Series 1-A and Series 2-A Preferred

During 2004, 330,947 shares of Series 1-A Preferred and 33,092 shares of Series 2-A Preferred were converted into a total of 140,007 shares of common stock. During 2003, 311,827 shares of Series 1-A Preferred and 46,802 shares of Series 2-A Preferred were converted into a total of 67,021 shares of common stock, 115,959 shares of Series 1-A Preferred were exchanged for cash and 760,531 shares of Series 2-A Preferred were exchanged for 1,583 shares of Series 4-A Preferred. During 2002, 733,613 shares of Series 1-A Preferred and 181,747 shares of Series 2-A Preferred were converted into a total of 915,360 shares of common stock.

Upon exchange of the Series 2-A Preferred for Series 4-A Preferred in 2003, the Company reversed $4.4 million of non-cash beneficial conversion feature from additional paid in capital and recorded a credit arising on the exchange of $7.3 million (see Note 7 – Private Placement and exchange of convertible notes).

Series 4-A Preferred

On October 25, 2002, in a private placement the Company issued and sold 3,750 shares of Series 4-A Preferred, and warrants to acquire 1,250,000 shares of common stock, in exchange for an aggregate purchase

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price of $7.5 million. In connection with and as a condition to the private placement, certain holders of the Company’s preferred securities (including notes exchangeable into preferred securities, in the principal amount of approximately $7.4 million that were scheduled to mature on June 30, 2003) and warrants exchanged all of their preferred securities and warrants for a total of 16,973 shares of Series 4-A Preferred. The Company was required under the purchase agreement to offer a similar exchange to all remaining holders of its preferred securities (including notes exchangeable into preferred securities) and related warrants. The exchange offer commenced on November 21, 2002 and concluded on January 6, 2003, with $117,106 in principal amount of exchangeable notes and preferred stock and warrants being exchanged for an aggregate of 469 new shares of Series 4-A Preferred. There were 17,364 shares of Series 4-A Preferred and warrants to purchase 1,250,000 shares of the Company’s common stock issued and outstanding as of January 31, 2004.

The holder of each share of Series 4-A Preferred shall have the right to one vote for each share of common stock into which such Series 4-A Preferred could then be converted, and with respect to such vote, the holder has full voting rights and powers equal to the voting rights and powers of the holders of common stock.

If a Liquidity Date (as defined below) has not occurred prior to March 31, 2006, then each holder of the Series 4-A Preferred shall have the right, at any time after March 31, 2006 and on or before September 30, 2006, to require the Company to purchase all but not less than all of the Series 4-A Preferred held by such holder at a price per share (payable in cash or by promissory note) equal to the original issue price (as adjusted for stock splits, stock dividends, combinations and the like), plus an amount equal to 50% of that per share price. The Company recognizes periodic accretions as a deemed dividend, using the effective interest method, such that the carrying amount of the Series 4-A Preferred will equal the mandatory redemption amount at the latest mandatory redemption date.

The term “Liquidity Date” means, in summary, the earliest to occur of:

•	the date on which the common stock issuable upon conversion of the Series 4-A Preferred held by two of the major investors (the “Major Investors”) can be distributed or resold without restriction to members of the general public pursuant to an effective registration statement, following, or in conjunction with, the completion of a Qualifying Offering (as defined below),

•	the date on which the Major Investors are able to publicly sell all of their issued or issuable common stock pursuant to an effective registration statement covering such shares or in any three month period pursuant to Rule 144 under the Securities Act of 1933, provided that a Qualifying Offering has occurred,

•	the date of the closing of a sale of more than 50% of the common stock on a fully diluted basis for a purchase price per share at least equal to the price that would yield an internal rate of return of 30% to the Major Investors. A sale meeting these requirements is called a Qualifying Sale (a “Qualifying Sale”), and

•	the date of the closing of a sale of all or substantially all of the Company’s assets for consideration that results in distributions per share to the Major Investors of proceeds from such sale equivalent to the consideration that would be received in a Qualifying Sale.

The term “Qualifying Offering” means, in summary, a firm commitment public offering of the common stock to members of the general public. The public offering price of the Qualifying Offering cannot be less than the price that would yield an internal rate of return of 30% to the Major Investors, and the aggregate net proceeds (after deductions of underwriters’ commissions and offering expenses) to the Company must exceed $20.0 million.

A discount existed at the date of issue of the Series 4-A Preferred, due to both the fair value of the attached warrants and the resultant beneficial conversion features. In accordance with EITF 98-5 and EITF 00-27, the

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discount of $3.5 million for the fair value assigned to the warrants and the deemed discount due to the beneficial conversion features of $18.2 million are being amortized over the period from October 25, 2002 to March 31, 2006. The fair value of the warrants was determined using the Black-Scholes pricing model using the following assumptions: a 3.4-year expected life, volatility factor of 211%, risk-free rate of 5% and no expected dividend yield.

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

The Series 4-A Preferred is convertible at the option of the holder into such number of shares of our common stock as determined by multiplying the number of shares of Series 4-A Preferred by $2,000 and then dividing such amount by the conversion price, which is initially $2.00 per share. In 2004, 78 shares of Series 4-A Preferred were converted into a total of 78,000 shares of common stock.

Related Party interests in preferred stock

Executive officers and affiliates of the Company held the following number of preferred stock:

	January 31,
	2004	2003
Series 1-A Preferred (1)	94,999	94,999
Series 4-A Preferred (2) (3) (4) (5)	16,223	16,973

	111,222	111,972

(1)	This amount includes shares held by Asia Internet Investment Group I, L.P., of which Mr. I. Steven Edelson, a Director on the Company’s Board of Directors, is manager of the general partner.
(2)	This amount includes shares held by Mercantile Capital Partners I, L.P., of which Mr. I. Steven Edelson, a Director on the Company’s Board of Directors, is a member of the general partner.
(3)	This amount includes shares held by BAPEF Investments XII, Limited (“BAPEF”), of which Mr. Jean Salata, a Director on the Company’s Board of Directors, is the managing partner of the investment adviser of the investment fund which wholly owns BAPEF.
(4)	This amount includes shares held by Capital International Asia CDPQ Inc. (“CDPQ”). Mr. Luc Villette, a Director on the Company’s Board of Directors, may benefit from a carried interest in CDPQ in connection with his services to it.
(5)	This amount includes shares held by the Company’s Chief Executive Officer and Chief Financial Officer and the Chief Executive Officer of Vsource Malaysia.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stock Options

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

The following summarizes activities under the stock option plans:

	Number of Options			Weighted-Average Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2004	2003	2002	2004	2003	2002
Options outstanding at beginning of the period	3,822,925	1,375,393	92,266	$2.49	$4.02	$51.40
Granted
– at above fair market value	27,700	—	—	2.00	—	—
– at fair market value	—	2,409,875	397,201	—	2.34	5.27
– at below fair market value	—	125,915	985,025	—	2.00	1.78
Exercised	—	(3,143)	—	—	0.20	—
Forfeited	(153,376)	(85,115)	(99,099)	3.77	21.25	31.88

Options outstanding at end of the period	3,697,249	3,822,925	1,375,393	2.44	2.50	4.02

Options vested/exercisable at end of the period	2,212,772	1,313,726	700,555	$2.55	$2.49	$4.90

The following summarizes information for stock options outstanding as of January 31, 2004:

Exercise price	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life
$0.20	115,821	$0.21	7.8
$2.00 – 2.20	3,038,456	$2.06	8.5
$3.40 – 4.80	332,150	$5.13	8.3
$5.80 – 11.80	208,651	$10.04	7.4
$37.40 – 75.00	2,171	$55.04	4.9

	3,697,249

\VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation charges were recorded as follows:

	For the Year Ended January 31,
	2004	2003	2002
Selling, general and administrative expenses	$94	$963	$2,287
Research and development expenses	—	—	829

	$94	$963	$3,116

Employee Stock Purchase Plan

In November 2001, the shareholders of the Company approved the Employee Stock Purchase Plan (the “Purchase Plan”), which provides (after adjustment to reflect the Company’s November 20, 2002 reverse stock split) for the issuance of a maximum of 350,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the commencement date and specified purchase date of each six-month offering period. During the year ended January 31, 2004, a total of 22,940 shares of common stock was purchased by plan participants at a purchase price of $1.48 (85% of $1.75 closing price at end of plan period). The Company has elected for the time being to discontinue offering the Purchase Plan. The Company does not recognize non-cash stock-based compensation expense related to employee purchase rights under this plan in accordance with APB Opinion No. 25. There are over 330,000 shares of common stock available for future purchases under the Purchase Plan.

The Company received minimal tax benefits on the exercise of non-qualified stock options during 2004.

12.    401(k) Plan

The Company sponsors a 401(k) (“401(k) Plan”) employee savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended. Participants may elect to defer 1% to 14% of their eligible compensation. For the year ended January 31, 2004, the maximum contribution by each participant was subject to the federal law limitation of $12,000 ($14,000, in the case of persons over 50 years of age). A participant’s maximum deferral percentage and/or dollar amount may also be limited by other applicable IRS limitations. Matching contributions are made by the Company in an amount equal to 100% of the participant’s contribution up to a maximum of 3% of such participant’s annual eligible compensation, subject to certain regulatory and plan limitations. Contributions are subjected to tax only upon withdrawal from the 401(k) Plan and subject to penalties under certain circumstances. Participant contributions are 100% vested immediately and are not subject to forfeiture. The employer matching contributions are vested at 100% after two years of employee service. Matching contributions were not material for 2004.

13.    Income Taxes

The components of loss before income taxes are as follows (in thousands):

	January 31,
	2004	2003
Loss subject to U.S. income taxes only	$(2,873)	$(11,432)
Loss subject to foreign income taxes	(8,069)	(395)

Net loss	$(10,942)	$(11,827)

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The deferred tax assets and liabilities were comprised of the following (in thousands):

	January 31,
	2004	2003
Deferred tax assets:
—net operating loss carryforward	$14,899	$13,894
—employee compensation	—	—
—others	—	—

Gross deferred tax assets	14,899	13,894

Deferred tax liabilities	—	—

Gross deferred tax liabilities	—	—

Net deferred tax assets	14,899	13,894
Valuation allowance	(14,899)	(13,894)

	—	$—

The valuation allowance at January 31,2004, principally applies to state, local and foreign tax loss carryforwards that, in the opinion of the management, it is more likely than not to expire before the company can use them.

As of January 31, 2004, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $38.8 million, $19.4 million and $0.8 million respectively, available to offset future regular, alternative minimum and foreign taxation income, if any. Change of ownership of more than 50% occurred on June 22, 2001, thus according to applicable U.S. tax laws, losses that occurred before June 22, 2001 are limited to $323,700 per year for up to 20 years, totaling $6.5 million, with respect to the amounts that can be carried forward. The loss carryovers will expire between 2011 and 2021. Foreign operating loss carryforwards are available indefinitely.

The Company and all its subsidiaries in all geographical regions are governed by the respective local income tax laws with statutory tax rates ranging from 0% to 35%. At this moment, the Company’s operations in Malaysia are enjoying a tax holiday for a period of five years (which may be extended for up to an additional five years if all conditions set out by the Malaysian government are met). The Malaysian tax authorities granted the tax holiday on December 20, 2000, and it will end on December 19, 2010, assuming that an extension is granted.

14.    Segment Data

In 2004, a new business segment was introduced and now the Company’s business segments are organized into five solutions: (i) warranty solutions, including comprehensive warranty and after-sales service and support; (ii) human resource solutions, including payroll and expense claims processing; (iii) human capital management solutions, as a co-employer; (iv) sales solutions; and (v) Vsource Foundation Solutions, which are general business process outsourcing solutions, including customer relationship management, supply chain management and financial administration, delivered on a stand-alone basis rather than as components in an integrated solution.

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

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization of beneficial conversion feature expense. Geographically, the majority of the Company’s material property and equipment reside in Malaysia. Management does not review the assets of the Company by geographical region.

The following table sets forth summary information by segment for the years ended January 31, 2004, 2003 and 2002 (in thousands):

	2004		2003		2002
	Segment Revenue	Segment Gross Margin(Loss)	Segment Revenue	Segment Gross Margin(Loss)	Segment Revenue	Segment Gross Margin(Loss)
Warranty solutions	$10,990	$6,390	$21,451	$12,188	$8,486	$4,898
Human resource solutions	1,921	$(879)	755	(216)	118	(81)
Human capital management solutions	71	(245)	—	—	—	—
Vsource Foundation Solutions	2,112	576	1,655	574	1,323	(1,049)
Sales solutions	3,204	977	2,685	764	2,785	154

Total	$18,298	$6,819	$26,546	$13,310	$12,712	$3,922

A reconciliation of consolidated segment gross margin to consolidated loss for the years ended January 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Consolidated segment gross margin	$6,819	$13,310	$3,922
Consolidated selling, general and administrative expenses	(16,732)	(16,524)	(16,556)
Expenses related to terminated merger with TEAM America	(1,467)
Impairment of long-lived assets	—	—	(4,079)
Insurance proceeds from loss of inventory	—	464	—
Net interest income (expense)	33	(512)	(567)
Non cash beneficial conversion feature expense	—	(1,727)	(2,824)
Loss on extinguishment of debt	—	(6,838)	(340)

Loss before tax	$(11,347)	$(11,827)	$(20,444)

The Company’s customers are mainly corporations to which the Company provides services throughout the Asia-Pacific region, Europe and the United States from shared service centers in Malaysia, Taiwan and Japan. Customers are generally invoiced centrally in U.S. dollars for such services. Therefore, it is not practical to analyze the Company’s revenues by individual country.

Geographic revenue is as follows (in thousands):

Revenues	2004	2003	2002
Asia-Pacific/Japan	$17,991	$26,496	$12,710
Europe	236	50	—
United States	71	—	2

	$18,298	$26,546	$12,712

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Subsequent Event

Sale of Interest in Vsource Malaysia

The Company has entered into sales and purchase agreements with Symphony House Berhad (“Symphony House”) and other investors to sell them 38.8% of the issued and outstanding share capital of Vsource (Malaysia) Berhad (“Vsource Malaysia”), its wholly-owned Malaysian subsidiary, for total cash consideration of approximately $9.5 million. As part of the transaction, we transferred all of the shares and share capital of our wholly owned subsidiaries in Japan and Taiwan to Vsource Malaysia. All sales were completed by March 23, 2004. As a result, the Company now holds 61.2% of Vsource Malaysia, and Symphony House and the other investors hold 30.3% and 8.5% respectively.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of a date within 90 days of the filing of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that they are unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are not effective.

(b)	Changes in Internal Controls: There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The policies comprising Vsource’s code of conduct are set forth in the Company’s Employee Handbook and are available on our intranet site.

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2004 annual meeting, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Proposal No. 1—Election of Directors—Compensation of Directors”, “Executive Officer Compensation”, “Report of the Board of Directors on Executive Compensation”, and “Comparison of Cumulative Total Stockholder Return” in our Proxy Statement for our 2004 annual meeting, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management “ in our Proxy Statement for our 2004 annual meeting, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information under the captions “Executive Officer Compensation—Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in our Proxy Statement for our 2004 annual meeting, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the captions “Ratification of Appointment of Independent Auditors” in our Proxy Statement for our 2004 annual meeting, which will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

Consolidated Financial Statements

Reports of Independent Accountants

Consolidated Balance Sheets as of January 31, 2004 and 2003

Consolidated Statements of Operations for each of the three years in the period ended January 31, 2004

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended January 31, 2004

Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2004

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedule

All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this Form 10-K as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1(*)	Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of May 24, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending April 30, 2001)
2.2(*)	Amendment to Acquisition Agreement, dated June 22, 2001, between Vsource, Inc. and NetCel360 Holdings Limited (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 2, 2001 (the “July 2, 2001 Form 8-K”))
2.3(*)	Merger Agreement, dated June 12, 2003, by and among Vsource, Inc., TEAM America, Inc. and Beaker Acquisition Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on June 13, 2003)
2.4(*)	Sale and Purchase Agreement, dated December 11, 2003, between Vsource, Inc. and Symphony House Berhad (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 15, 2003)
2.5(*)	Sale and Purchase Agreement, dated December 30, 2003, between Vsource, Inc., JMF Asset Management Sdn Bhd and Strait Investments Limited (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 31, 2003)
2.6	Sale and Purchase Agreement, dated March 22, 2004 between Vsource, Inc. and Eastern Polar Sdn Bhd
3.1(*)	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on November 14, 2000 (the “November 14, 2000 Form 8-K”)
3.2(*)	Bylaws (incorporated herein by reference to Exhibit 3.2 to the November 14, 2000 Form 8-K)
3.3(*)	Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on January 23, 2002)
4.1(*)	Certificate of Designation of Series 2-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the November 14, 2000 Form 8-K)
4.2(*)	Certificate of Merger (incorporated herein by reference to Exhibit 4.2 to the November 14, 2000 Form 8-K)
4.3(*)	Form of Common Stock Purchase Warrant (incorporated herein by reference to Registrant’s Form 8-K filed September 26, 2000 (the “September 26, 2000 Form 8-K”))
4.4(*)	Form of Registration Rights Agreement (incorporated herein by reference to the September 26, 2000 Form 8-K)

Exhibit No.	Description
4.5(*)	Certificate of Designations of Series 3-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the July 2, 2001 Form 8-K)
4.6(*)	Exchangeable Note and Warrant Purchase Agreement, dated as of July 12, 2001, by and among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd and Purchasers named therein, and form of Exchangeable Promissory Note (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ending July 31, 2001 (the “July 31, 2001 Form 10-Q”))
4.7(*)	Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated January 16, 2002 (incorporated by reference to Exhibit 3.3 of the Registrant’s Report on Form 8-K, filed January 23, 2002)
4.8(*)	Exchangeable Note and Warrant Purchase Agreement, dated January 28, 2002, by and among Vsource, Inc., Vsource (CI) Ltd, Vsource (Malaysia) Sdn Bhd, and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed February 6, 2002)
4.9(*)	Series 4-A Convertible Preferred Stock Purchase Agreement, dated October 23, 2002, by and among Vsource, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed October 28, 2002 (the “October 28, 2002 Form 8-K”))
4.10(*)	Convertible Securities Exchange Agreement, dated October 23, 2002, by and among the security holders set forth therein and Vsource, Inc. (incorporated by reference to Exhibit 4.5 of the October 28, 2002 Form 8-K)
4.11(*)	Stockholders Agreement, dated October 25, 2002, by and among Vsource, Inc., Philip Kelly, John Cantillon and Dennis Smith and the investors set forth therein (incorporated by reference to Exhibit 4.2 of the October 28, 2002 Form 8-K)
4.12(*)	Registration Rights Agreement, dated October 25, 2002, by and among Vsource, Inc., Phillip Kelly, John Cantillon and Dennis Smith and the other investors set forth therein (incorporated by reference to Exhibit 4.3 of the October 28, 2002 Form 8-K)
4.13(*)	Certificate of Designations, Preferences and Rights of Series 4-A Convertible Preferred Stock of Vsource, Inc. (incorporated by reference to Exhibit 3.1 of the October 28, 2002 Form 8-K)
4.14(*)	Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated November 20, 2002 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the period ending October 31, 2002)
10.1(*)	Form of Warrant Holder Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.12 to the 2000 Form 10-KSB)
10.2(*)	Form of Registration Rights Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.13 to the 2000 Form 10-KSB)
10.3(*)	Employment Agreements of Dennis Smith (incorporated herein by reference to Exhibit 10.22 to the July 31, 2001 Form 10-Q)
10.4(*)	Master Services Agreement with Network Appliance Inc. (incorporated herein by reference to Exhibit 10.25 to the July 31, 2001 Form 10-Q)
10.5(*)†	Support Services Agreement dated October 24, 2001 between Vsource (CI) Ltd, Vsource, Inc. and Gateway Japan Inc. (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending October 31, 2001 (the “October 31, 2001 Form 10-Q”))
10.6(*)	Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd. (incorporated herein by reference to Exhibit 10.27 to the October 31, 2001 Form 10-Q)
10.7(*)	2000 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Form 10-QSB/A for the period ending July 31, 2000
10.8(*)	2001 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.29 to Registrant’s Form 10-K for the period ending January 31, 2002)

Exhibit No.	Description
10.9(*)	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.10(*)	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.11(*)	Master Services Agreement with Agilent Technologies Singapore (Sales) Pte Ltd (incorporated herein by reference to Exhibit 10.33 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.12(*)	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Braden Waverley dated as of August 15, 2002 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q for the period ending October 31, 2002)
10.13(*)	Employment Agreement by and between Vsource (USA) Inc. and Phillip E. Kelly dated as of January 1, 2003 (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the period ending January 31, 2003 (the “January 31, 2003 Form 10-K”)
10.14(*)	Employment and Non-Competition Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.20 to the January 31, 2003 Form 10-K)
10.15(*)	Employment and Non-Competition Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.21 to the January 31, 2003 Form 10-K)
10.16(*)	Letter Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.22 to Registrant’s Amendment No. 1 to the January 31, 2003 Form 10-K)
10.17(*)	Letter Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.23 to Registrant’s Amendment No. 1 to January 31, 2003 Form 10-K)
10.18(*)	Services Agreement dated May 1, 2003 by and between Vsource (Malaysia) Sdn Bhd and Team America, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-Q for the period ending April 30, 2003)
10.19(*)	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Ted Crawford dated as of October 1, 2003 (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-Q for the period ending October 31, 2003)
10.20	Renewal of Lease Agreement dated 18 December 2002 between Vsource (Japan) Limited, Kinki Nihon Tetsudo K.K. and Kinki Building Services K.K.
10.21	Tenancy Agreement dated January 7, 2004 between Vsource (Malaysia) Sdn Bhd and Kiapeng Development Sdn Bhd
10.22††	Symphony Business Alliance Agreement dated February 27, 2004 between Symphony House Berhad, Vsource, Inc. and Vsource (Malaysia) Sdn Bhd
10.23††	Vsource Business Alliance Agreement dated February 27, 2004 between Vsource, Inc., Vsource (Malaysia) Sdn Bhd and Symphony House Berhad,
21.1	Subsidiaries of Vsource, Inc.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with Securities and Exchange Commission.
†	Confidential treatment was granted with respect to portions of this Exhibit.
††	Confidential treatment has been requested with respect to portions of this Exhibit.

(b)	Reports on Form 8-K

1.	On December 15, 2003, we filed a Current Report on Form 8-K (a) announcing we had entered into an agreement with Symphony House Berhad to sell 30.34% of the issued and outstanding shares of our wholly-owned subsidiary Vsource (Malaysia) Sdn Bhd to Symphony House, (b) reporting our issuance of a press release announcing our financial results for the quarter ended October 31, 2003, and (c) announcing the resignation of one of our directors, Bruno Seghin, and the election of Luc Villette to replace the seat vacated by Mr. Seghin.

2.	On December 31, 2003, we filed a Current Report on Form 8-K announcing we had entered into an agreement with JMF Asset Management Sdn Bhd and Strait Investments Limited to sell an aggregate of 6.58% of the issued and outstanding shares of our wholly-owned subsidiary Vsource (Malaysia) Sdn Bhd to these two investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vsource, Inc.

Date: April 30, 2004	/s/ Phillip E. Kelly
Phillip E. Kelly
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ Phillip E. Kelly Phillip E. Kelly	Chairman of the Board and Chief Executive Officer	April 30, 2004

/s/ Dennis M. Smith Dennis M. Smith	Vice Chairman of the Board, Chief Financial Officer and Chief Strategy Officer (Principal Financial Officer)	April 30, 2004

/s/ John Wright John Wright	Vice President (Principal Accounting Officer)	April 30, 2004

/s/ I. Steven Edelson I. Steven Edelson	Director	April 30, 2004

/s/ Jean Salata Jean Salata	Director	April 30, 2004

/s/ Robert N. Schwartz Robert N. Schwartz	Director	April 30, 2004

/s/ Stephen Stonefield Stephen Stonefield	Director	April 30, 2004

EXHIBIT INDEX

Exhibit No.	Description
2.1(*)	Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of May 24, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending April 30, 2001)
2.2(*)	Amendment to Acquisition Agreement, dated June 22, 2001, between Vsource, Inc. and NetCel360 Holdings Limited (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 2, 2001 (the “July 2, 2001 Form 8-K”))
2.3(*)	Merger Agreement, dated June 12, 2003, by and among Vsource, Inc., TEAM America, Inc. and Beaker Acquisition Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on June 13, 2003)
2.4(*)	Sale and Purchase Agreement, dated December 11, 2003, between Vsource, Inc. and Symphony House Berhad (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 15, 2003)
2.5(*)	Sale and Purchase Agreement, dated December 30, 2003, between Vsource, Inc., JMF Asset Management Sdn Bhd and Strait Investments Limited (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 31, 2003)
2.6	Sale and Purchase Agreement, dated March 22, 2004 between Vsource, Inc. and Eastern Polar Sdn Bhd
3.1(*)	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on November 14, 2000 (the “November 14, 2000 Form 8-K”)
3.2(*)	Bylaws (incorporated herein by reference to Exhibit 3.2 to the November 14, 2000 Form 8-K)
3.3(*)	Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on January 23, 2002)
4.1(*)	Certificate of Designation of Series 2-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the November 14, 2000 Form 8-K)
4.2(*)	Certificate of Merger (incorporated herein by reference to Exhibit 4.2 to the November 14, 2000 Form 8-K)
4.3(*)	Form of Common Stock Purchase Warrant (incorporated herein by reference to Registrant’s Form 8-K filed September 26, 2000 (the “September 26, 2000 Form 8-K”))
4.4(*)	Form of Registration Rights Agreement (incorporated herein by reference to the September 26, 2000 Form 8-K)
4.5(*)	Certificate of Designations of Series 3-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the July 2, 2001 Form 8-K)
4.6(*)	Exchangeable Note and Warrant Purchase Agreement, dated as of July 12, 2001, by and among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd and Purchasers named therein, and form of Exchangeable Promissory Note (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ending July 31, 2001 (the “July 31, 2001 Form 10-Q”))
4.7(*)	Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated January 16, 2002 (incorporated by reference to Exhibit 3.3 of the Registrant’s Report on Form 8-K, filed January 23, 2002)
4.8(*)	Exchangeable Note and Warrant Purchase Agreement, dated January 28, 2002, by and among Vsource, Inc., Vsource (CI) Ltd, Vsource (Malaysia) Sdn Bhd, and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed February 6, 2002)
4.9(*)	Series 4-A Convertible Preferred Stock Purchase Agreement, dated October 23, 2002, by and among Vsource, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed October 28, 2002 (the “October 28, 2002 Form 8-K”))

Exhibit No.	Description
4.10(*)	Convertible Securities Exchange Agreement, dated October 23, 2002, by and among the security holders set forth therein and Vsource, Inc. (incorporated by reference to Exhibit 4.5 of the October 28, 2002 Form 8-K)
4.11(*)	Stockholders Agreement, dated October 25, 2002, by and among Vsource, Inc., Philip Kelly, John Cantillon and Dennis Smith and the investors set forth therein (incorporated by reference to Exhibit 4.2 of the October 28, 2002 Form 8-K)
4.12(*)	Registration Rights Agreement, dated October 25, 2002, by and among Vsource, Inc., Phillip Kelly, John Cantillon and Dennis Smith and the other investors set forth therein (incorporated by reference to Exhibit 4.3 of the October 28, 2002 Form 8-K)
4.13(*)	Certificate of Designations, Preferences and Rights of Series 4-A Convertible Preferred Stock of Vsource, Inc. (incorporated by reference to Exhibit 3.1 of the October 28, 2002 Form 8-K)
4.14(*)	Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated November 20, 2002 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the period ending October 31, 2002)
10.1(*)	Form of Warrant Holder Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.12 to the 2000 Form 10-KSB)
10.2(*)	Form of Registration Rights Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.13 to the 2000 Form 10-KSB)
10.3(*)	Employment Agreements of Dennis Smith (incorporated herein by reference to Exhibit 10.22 to the July 31, 2001 Form 10-Q)
10.4(*)	Master Services Agreement with Network Appliance Inc. (incorporated herein by reference to Exhibit 10.25 to the July 31, 2001 Form 10-Q)
10.5(*)†	Support Services Agreement dated October 24, 2001 between Vsource (CI) Ltd, Vsource, Inc. and Gateway Japan Inc. (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending October 31, 2001 (the “October 31, 2001 Form 10-Q”))
10.6(*)	Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd. (incorporated herein by reference to Exhibit 10.27 to the October 31, 2001 Form 10-Q)
10.7(*)	2000 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Form 10-QSB/A for the period ending July 31, 2000
10.8(*)	2001 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.29 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.9(*)	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.10(*)	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.11(*)	Master Services Agreement with Agilent Technologies Singapore (Sales) Pte Ltd (incorporated herein by reference to Exhibit 10.33 to Registrant’s Form 10-K for the period ending January 31, 2002)
10.12(*)	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Braden Waverley dated as of August 15, 2002 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q for the period ending October 31, 2002)
10.13(*)	Employment Agreement by and between Vsource (USA) Inc. and Phillip E. Kelly dated as of January 1, 2003 (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the period ending January 31, 2003 (the “January 31, 2003 Form 10-K”)
10.14(*)	Employment and Non-Competition Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.20 to the January 31, 2003 Form 10-K)

Exhibit No.	Description
10.15(*)	Employment and Non-Competition Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.21 to the January 31, 2003 Form 10-K)
10.16(*)	Letter Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.22 to Registrant’s Amendment No. 1 to the January 31, 2003 Form 10-K)
10.17(*)	Letter Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.23 to Registrant’s Amendment No. 1 to January 31, 2003 Form 10-K)
10.18(*)	Services Agreement dated May 1, 2003 by and between Vsource (Malaysia) Sdn Bhd and Team America, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-Q for the period ending April 30, 2003)
10.19(*)	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Ted Crawford dated as of October 1, 2003 (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-Q for the period ending October 31, 2003)
10.20	Renewal of Lease Agreement dated 18 December 2002 between Vsource (Japan) Limited, Kinki Nihon Tetsudo K.K. and Kinki Building Services K.K.
10.21	Tenancy Agreement dated January 7, 2004 between Vsource (Malaysia) Sdn Bhd and Kiapeng Development Sdn Bhd
10.22††	Symphony Business Alliance Agreement dated February 27, 2004 between Symphony House Berhad, Vsource, Inc. and Vsource (Malaysia) Sdn Bhd
10.23††	Vsource Business Alliance Agreement dated February 27, 2004 between Vsource, Inc., Vsource (Malaysia) Sdn Bhd and Symphony House Berhad,
21.1	Subsidiaries of Vsource, Inc.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with Securities and Exchange Commission.
†	Confidential treatment was granted with respect to portions of this Exhibit.
††	Confidential treatment has been requested with respect to portions of this Exhibit.