Form 10-Q
period 2004-04-30
VSOURCE INC
filed 2004-06-14
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

Number of shares of common stock outstanding as of May 31, 2004	2,026,039
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of May 31, 2004	945,008
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of May 31, 2004	334,244
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of May 31, 2004	17,364

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	April 30, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$6,176	$1,452
Restricted cash	619	473
Accounts receivable, net	2,004	1,062
Inventory	176	207
Prepaid expenses	209	475
Other current assets	1,977	2,148

Total current assets	11,161	5,817

Property and equipment, net	4,151	4,418
Restricted cash, non-current	599	599

Total assets	$15,911	$10,834

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,620	$2,296

Accrued expenses	2,703	3,395
Staff accruals	947	1,758
Accrued payroll, insurance, worker’s compensation	77	173
Advances from customers, current	626	906
Tax payable	131	22

Total current liabilities	6,104	8,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	April 30, 2004	January 31, 2004
	(Unaudited)
Commitments and contingencies (note 9)

Minority Interest	$1,614	$—

Non-redeemable Preferred Stock
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 945,008 shares issued and outstanding as of April 30 and January 31, 2004) (Aggregate liquidation value is $2,363 as of April 30 and January 31, 2004)	2,326	2,326
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 334,244 shares issued and outstanding as of April 30 and January 31, 2004) (Aggregate liquidation value is $2,143 as of April 30 and January 31, 2004)	2,028	2,028

	4,354	4,354

Redeemable Preferred Stock
Preferred stock Series 4-A ($0.01 par value, 25,000 shares authorized; 17,364 shares issued and outstanding as of April 30 and January 31, 2004, respectively) (Aggregate liquidation value is $34,728 as of April 30 and January 31, 2004, respectively) (Aggregate redemption value is $52,092 as of April 30 and January 31, 2004, respectively)	17,932	14,521

Total preferred stock	22,286	18,875

Shareholders’ deficit:
Common stock ($0.01 par value, 500,000,000 shares authorized; 2,026,039 and 2,026,041 shares issued and outstanding as of April 30 and January 31, 2004, respectively)	20	20
Additional paid-in capital	86,554	86,554
Accumulated deficit	(100,508)	(102,986)
Other comprehensive loss	(159)	(179)

Total shareholders’ deficit	(14,093)	(16,591)

Total liabilities, preferred stock and shareholders’ deficit	$15,911	$10,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended April 30,
	2004	2003
Revenue from
Services	$4,399	$4,558
Products	416	150

	4,815	4,708

Costs and expenses:
Cost of revenue from
Services	3,378	2,371
Products	248	98

	3,626	2,469
Selling, general and administrative expenses	2,822	3,625
Amortization of stock-based compensation	—	56

Total costs and expenses, net	6,448	6,150

Operating loss	(1,633)	(1,442)

Interest income	—	16
Interest expense	(2)	—
Gain on disposal of partial interest in a subsidiary (Note 8)	7,611	—

	5,976	(1,426)

Minority interest in loss of a subsidiary	35	—

Profit/(loss) before tax	$6,011	$(1,426)

Taxation	(122)	—

Net profit/(loss)	$5,889	$(1,426)

Net profit/(loss) available to common shareholders (Note 4)	$2,478	$(4,205)

Basic weighted average number of common shares outstanding (Note 5)	2,026,039	1,838,111

Basic net profit/(net loss) per share available to common shareholders (Note 5)	$1.22	$(2.29)

Diluted weighted average number of common shares outstanding (Note 5)	22,463,819	1,838,111

Diluted net profit/(net loss) per share available to common shareholders (Note 5)	$0.26	$(2.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended April 30,
	2004	2003
Cash flows from operating activities:
Net profit/(loss)	$5,889	$(1,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	516	590
Bad debt provision	10	—
Loss on disposal of property and equipment	—	2
Amortization of stock-based compensation	—	56
Minority interest in loss of a subsidiary	(35)	—

Gain on disposal of partial interest in a subsidiary	(7,611)	—
Changes in working capital components	(3,261)	136

Net cash used in operating activities	(4,492)	(642)

Cash flows from investing activities:
Purchase of property and equipment	(262)	(45)
Proceeds from disposal of partial interest in a subsidiary	9,490	—

Net cash provided by/(used in) investing activities	9,228	(45)

Effect of exchange rates on cash	(12)	40

Net increase (decrease) in cash and cash equivalents	4,724	(647)
Cash and cash equivalents at beginning of period	1,452	11,152

Cash and cash equivalents at end of period	$6,176	$10,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc. (“Vsource” or the “Company”) as of April 30, 2004 and January 31, 2004 and for the three month periods ended April 30, 2004 and 2003, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto for the year ended January 31, 2004. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

The Company had an accumulated deficit of approximately $100.5 million as of April 30, 2004 that has been funded primarily through issuances of debt and equity securities. The Company has sustained operating losses since inception. During the three months ended April 30, 2004, the Company used net cash of $4.5 million for operating activities and generated $9.2 million in investing activities that resulted in an increase in cash of $4.7 million. The $9.2 million generated from investing activities was as a result of the proceeds of $9.5 million from the Company’s sale of 39% of its interest in a former wholly-owned subsidiary, Vsource Asia Berhad (formerly known as Vsource (Malaysia) Berhad) (see note 8 for details). As of April 30, 2004, the Company had a cash balance of $6.2 million. In addition, it has implemented cash conservation measures to reduce its operating losses. As a result, the Company’s management believes that the Company has adequate funding from recent financings for it to continue in operation for at least 12 months. Therefore, the Company has prepared its financial statements on a going concern basis. The Company is currently considering listing Vsource Asia on Malaysia’s MESDAQ Market in fiscal 2005, which would raise additional funds.

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

Concentration of Revenue/Credit Risk

For the three months ended April 30, 2004, one customer, Gateway Japan Inc. (“Gateway”), accounted for 38% of total revenue as compared to 68% for the same period last year. No other customer accounted for more than 10% of revenue during the three months ended April 30, 2004 and 2003. The revenue from Gateway has been declining as the installed base of Gateway’s customers under warranty declines.

The Company believes that the resulting concentration of credit risk in accounts receivables is substantially mitigated by its ongoing credit evaluation process and the high level of creditworthiness of its customers. The Company performs ongoing credit evaluations of its customers and sets conditions and limits the amount of credit extended when deemed necessary. The Company generally does not require collateral from its customers. As of April 30, 2004, Gateway, accounted for 24% of accounts receivable. As of January 31, 2004, the same customer, Gateway, accounted for 48% of accounts receivable. In addition, as of April 30, 2004, the Company had a customer advance balance of $0.6 million from Gateway which is used to offset outstanding accounts receivable from Gateway at a monthly rate through October 2004.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Other Current Assets

	April 30, 2004	January 31, 2004
	(in thousands)
Other current assets:

Deferred costs	$999	$1,031
Deposits	742	694
Other receivables	236	423

	$1,977	$2,148

3. Restricted Cash

Restricted cash represents deposits with a bank to secure standby letters of credit established for the benefit of certain customers.

4. Net Profit/(Loss) Available to Common Shareholders

The following table is a calculation of net loss available to common shareholders:

	Three months ended April 30,
	2004	2003
	(in thousands)
Net profit/(loss)	$5,889	$(1,426)
Less: Deemed non-cash dividend to preferred shareholders	(3,411)	(2,779)

Net profit/(loss) available to common shareholders	$2,478	$(4,205)

$3.4 million was recorded as deemed dividend to preferred shareholders as a result of both the amortization of beneficial conversion feature and the accretion of the redemption on the Series 4-A convertible preferred stock issued during the quarter ended April 30, 2004.

5.	Net Profit/(Loss) Per Share

Basic net profit/(loss) per share is computed by dividing net profit/(loss) by the weighted average shares of common stock outstanding during the period. Diluted net profit per share is computed by dividing net profit by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the conversion of preferred stock to common stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method.

	Three months ended April 30,
	2004	2003
	(in thousands, except for number of shares and per share data)
Numerator for basic profit/(loss) per share
Net profit/(loss) available to common shareholders	$2,478	$(4,205)
Effect of dilutive securities in profit/(loss) per share:
Deemed non-cash dividend to preferred shareholders	3,411	—

Numerator for diluted profit/(loss) per share	$5,889	$(4,205)

Denominator for basic profit/(loss) per share – weighted average shares	2,026,039	1,838,111
Effect of dilutive securities:
Employee stock options	2,205,937	—
Preferred stock	17,871,957
Warrants	359,886	—

Dilutive potential common shares	20,437,780	—

Denominator for diluted profit/(loss) per common share – adjusted weighted average shares	22,463,819	1,838,111

Net profit/(loss) per common share:
Basic	$1.22	$(2.29)
Diluted	$0.26	$(2.29)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As the Company had a net loss for the three months ended April 30, 2003, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

6. Comprehensive income/(loss)

The difference between net profit/(loss) and comprehensive income/(loss) for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended April 30,
	2004	2003
	(in thousands)
Net profit/(loss) available to common shareholders	$2,478	$(4,205)

Other comprehensive income/(loss)
Foreign currency translations	20	$235

Comprehensive income/(loss)	$2,498	$(3,970)

7. Stock-Based Compensation

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

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the pro forma operating results of the Company had compensation cost for stock options granted under its stock option plans and for employee stock purchases under the Purchase Plan been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	Three months ended April 30,
	2004	2003
	(in thousands, except per share data)
Net profit/(loss) as available to common shareholders	$2,478	$(4,205)
Add: Stock-based employee compensation expense included in reported net loss	—	56
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(402)	(604)

Net profit/(loss)	$2,076	$(4,753)

Basic net profit/(loss) available to common shareholders per share
As reported	$1.22	$(2.29)
Pro forma	$1.02	$(2.59)
Diluted net profit/(loss) available to common shareholders per share
As reported	$0.26	$(2.29)
Pro forma	$0.24	$(2.59)

8. Gain on disposal of partial interest in a subsidiary

The gain on disposal of partial interest in a subsidiary of $7.6 million recorded in the first quarter of 2005 was the result of the Company’s sale of 39% of its interest in a former wholly-owned subsidiary, Vsource Asia Berhad. The sale was completed in March 2004, and the Company received proceeds of approximately $9.5 million and incurred incidental costs of $0.3 million.

9. Commitments and Contingencies

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through 2007. Certain of these leases contain renewal options. As of April 30, 2004, future minimum lease commitments were as follows (in thousands):

For the Years Ending January 31,
2005	$1,571
2006	1,117
2007	642

$3,330

Commitments

As of April 30, 2004, the Company had standby letters of credit with a maximum potential future payment of $0.6 million. These standby letters of credit are secured by way of a deposit, of an equivalent value, with the issuing banks.

Litigation

During the last quarter of 2004, the Company entered into a settlement agreement in connection with two lawsuits filed in October 2001 by holders of its Series 2-A convertible preferred stock. The settlement involved no admission of liability from the Company but required it to pay the plaintiffs’ attorneys’ fees and costs and to issue warrants to purchase a total of 24,092 shares of its common stock at an exercise price of $14.20 each to the plaintiffs. Pursuant to the court’s order dated December 23, 2003, the cases were dismissed without prejudice to reopening within 30 days thereof if the settlement was not consummated. Upon final payment of attorneys’ fees and costs, which the Company anticipates taking place in July 2004, the Company and the plaintiffs have agreed to deem the litigation dismissed with prejudice.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Segment Data

In October 2003, a new business segment was introduced and the Company’s business segments are now organized into five solutions: (i) warranty solutions, including comprehensive warranty and after-sales service and support; (ii) human resource solutions, including payroll and expense claims processing; (iii) human capital management solutions, as a co-employer; (iv) sales solutions; and (v) Vsource Foundation Solutions, which are general business process outsourcing solutions, including customer relationship management, supply chain management and financial administration, delivered on a stand-alone basis rather than as components in an integrated solution.

The Company evaluates its segments based on revenues generated by each of its solutions and gross margin. Gross margin is calculated after cost of revenue charges directly attributable to the segment. Costs excluded from the segments primarily consist of selling, general and administrative expenses and other special charges including loss on impairment of long-lived assets, interest charges and amortization of beneficial conversion feature expense.

The following table sets forth summary information by segment for the three-month periods ended April 30, 2004 and 2003:

	Three months ended April 30, 2004
	Segment Revenue	Segment Gross Margin/(Loss)
	(in thousands)
Warranty solutions	$1,994	$1,154
Human resource solutions	908	24
Human capital management solutions	146	(429)
Vsource Foundation Solutions	1,128	404
Sales solutions	639	36

Total	$4,815	$1,189

	Three months ended April 30, 2003
	Segment Revenue	Segment Gross Margin/(Loss)
	(in thousands)
Warranty solutions	$3,323	$1,960
Human resources solutions	246	(114)
Vsource Foundation Solutions	400	120
Sales solutions	739	273

Total	$4,708	$2,239

A reconciliation of consolidated segment gross margin to consolidated loss for the three-month periods ended April 30, 2004 and 2003 is as follows:

	Three months ended April 30,
	2004	2003
	(in thousands)
Consolidated segment gross margin	$1,189	$2,239
Consolidated selling, general and administrative expenses	(2,822)	(3,625)
Amortization of stock-based compensation	—	(56)
Interest expense and interest income	(2)	16

Gain on disposal of partial interest in a subsidiary	7,611	—

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended April 30,
	2004	2003
	(in thousands)
Minority interest in loss of a subsidiary	35	—

Net profit/(loss) before tax	$6,011	$(1,426)

11. SERIES 4-A CONVERTIBLE PREFERRED STOCK

The redemption value of $52.1 million of the Series 4-A convertible preferred stock is redeemable on or after March 31, 2006 if the Company does not meet one or more certain conditions by March 31, 2006.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our heavy reliance on a few major clients, a potential requirement to redeem our Series 4-A convertible preferred stock if we fail to meet certain conditions by March 31, 2006, our limited experience in the human capital management business, the new and unproven market for business process outsourcing services internationally, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructure disruptions, dependence on a small number of vendors and service providers, management of acquisitions, litigation, competition and other risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings.

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2005” AND “2004” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2005 AND 2004, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

For the quarter ended April 30, 2004, our revenues increased slightly by 2% to $4.8 million from $4.7 million for the same year-ago period. Our primary source of revenues was fees earned from delivering business process outsourcing solutions such as warranty solutions, human resource solutions and Vsource Foundation Solutions. We also derived revenues from the sales of products through our sales solutions.

We experienced significant increases in revenues from our human resource solutions and Vsource Foundation Solutions, which collectively increased by 215% from $0.6 million in the first quarter of 2004 to $2.0 million in the first quarter of 2005. These increases reflected several factors:

•	the completion or near completion of the build-out of these services for several major clients;

•	the resulting transition to full-scale delivery of recurring services and the expansion of our scope of services to those clients; and

•	the acquisition of several new clients during the fourth quarter of 2004 and the first quarter of 2005, including clients serviced by our new shared services center in Taiwan, which we opened in November 2003.

In addition, we had revenue of $0.1 million from our human capital management solutions, which we launched in October 2003.

These increases were partially offset by a 40% decline in warranty solutions revenues, which continued to constitute our single largest line of business, and a 14% decline in sales solution revenues. Warranty solutions revenues declined from $3.3 million in the first quarter of 2004 to $2.0 million in the first quarter of 2005, while sales solutions revenues declined from $0.7 million in the first quarter of 2004 to $0.6 million in the first quarter of 2005. Our warranty solutions revenue was primarily derived from a three-year support services agreement (the “Support Services Agreement”) to support the warranty obligations of Gateway Japan Inc. (“Gateway”) with respect to its installed base of end users in the Asia-Pacific region. Because Gateway terminated its operations in the region in 2001 and therefore is not selling any new products in Asia, revenues from the Support Services Agreement have been declining and are expected to continue to decline as the installed base of end users who will be covered by Gateway’s warranties declines over time.

Despite the slight increase in revenue recorded for the first quarter of 2005, our operating loss increased by 13% from $1.4 million during the first quarter of 2004 to $1.6 million in the first quarter of 2005. The increased loss is attributable to the human capital management business which had a negative gross margin of $0.4 million in the first quarter of 2005. Further, sales solutions’ cost of revenues increased by 30% even though sales solutions revenues declined by 14%.

Despite the operating loss, we recorded a net profit attributable to shareholders of $5.9 million as the result of a one-time gain of $7.6 million arising from the disposal of a 39% stake in our Malaysian subsidiary, Vsource Asia Berhad (formerly Vsource (Malaysia) Sdn Bhd) (“Vsource Asia”), and its Japanese and Taiwanese subsidiaries to Symphony House Berhad during the first quarter of 2005.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended April 30,
	2004	2003
Revenue from
Services	$4,399	$4,558
Products	416	150

	4,815	4,708

Revenue from
Warranty solutions	$1,994	$3,323
Human resource solutions	908	246
Human capital management solutions	146	—
Vsource Foundation Solutions	1,128	400
Sales solutions	639	739

	$4,815	$4,708

Cost and expenses:
Cost of revenue from
Services	$3,378	$2,371
Products	248	98

	$3,626	$2,469

Cost of revenue from
Warranty solutions	$840	$1,363
Human resource solutions	884	360
Human capital management solutions	575	—
Vsource Foundation Solutions	724	280
Sales solutions	603	466

	$3,626	$2,469

Selling, general and administrative expenses	$2,822	$3,625
Amortization of stock-based compensation	—	56

Total costs and expenses, net	$6,448	$6,150

Operating loss	$(1,633)	$(1,442)

Interest income	$—	$16
Interest expense	(2)	—
Gain on disposal of partial interest in a subsidiary	7,611	—
Minority interest in loss of a subsidiary	35	—

Net profit/(loss) before tax	$6,011	$(1,426)
Taxation	(122)	—

Net profit/(loss) after tax	$5,889	$(1,426)
Net profit/(loss) available to common shareholders	$2,478	$(4,205)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – THREE MONTHS ENDED APRIL 30, 2004, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2003

REVENUE

For the quarter ended April 30, 2004, revenue was derived primarily from two sources: (i) services revenue from our warranty solutions for Gateway, human resource solutions, human capital management solutions, Vsource Foundation Solutions and sales solutions, and (ii) product revenue from our sales solutions.

Total revenue increased by 2% to $4.8 million for the first quarter of 2005 from $4.7 million for the same period one year ago. Services revenue decreased 3% in the first quarter of 2005 to $4.4 million compared to $4.6 million from the same period a year ago, while product revenue increased 177% to $0.4 million compared to $0.2 million from the same period a year ago. Service revenues from our human resource solutions, human capital management solutions and Vsource Foundation Solutions increased significantly from $0.6 million to $2.2 million, offsetting the decline in warranty solutions revenues and services revenues from sales solutions, causing total services revenue to decline only slightly. The principal cause of the decline in services revenues was a decline in warranty solutions revenues, which decreased by 40% to $2.0 million in the first quarter of 2005 from $3.3 million in the same year-ago period. In the first quarter of 2005, revenues from warranty solutions represented 45% of our services revenues and 41% of our total revenue, compared to 73% of our services revenues and 71% of our total revenues in the first quarter of 2004. Eighty-nine percent of our warranty solutions revenues were generated under the Support Services Agreement to support Gateway’s warranty obligations with respect to its installed base of end users in the Asia-Pacific region. The Support Services Agreement expires in October 2004, although Gateway has the right to renew it for up to two additional one-year terms. We cannot assure you that Gateway will choose to renew the agreement, which could have an impact on our operating results.

Services revenues from sales solutions also declined, from $0.6 million to $0.2 million, primarily due to the expected decline in sales of extended warranties, as more of Gateway’s products reached an age where it became increasingly more cost-effective for most end users to simply purchase new computers rather than incur costs to extend their warranties. Historically a large portion of the service revenues under sales solutions directly related to customers contacting Vsource for warranty services. Service revenues declined in line with the demand for warranty related services.

The decline in warranty solutions revenues and sales solution services revenues was partially off-set by significant increases in revenues from human resource solutions, Vsource Foundation Solutions and the launch of human capital management solutions in October 2003. In the first quarter of 2005, human resource revenues increased by 269% from $0.2 million in the first quarter of 2004 to $0.9 million in the first quarter of 2005, as we completed or neared completion in ramping up payroll solutions for existing clients such as Agilent. We have also started to generate additional revenue from our existing payroll clients from expansion in the scope of our services. Revenues from human resource solutions represented 19% of our total revenues in the first quarter of 2005, compared to 5% in the first quarter of 2004.

We launched our human capital management solutions in October 2003, which contributed 3% of total revenue, or $0.1 million, for the quarter ended April 30, 2004. For this new business segment, we establish a co-employer relationship with our clients and employees who work at the client’s location.

Vsource Foundation Solutions revenues increased by 182% to $1.1 million in the first quarter of 2005 compared to $0.4 million of the same period one year ago. The increase was the result of expansion of services provided to our existing clients and the acquisition of new clients in the fourth quarter of 2004 and the first quarter of

2005. In the fourth quarter of 2004, we opened a new operations center in Taipei to support telemarketing services in Taiwan. This new center in Taiwan contributed $0.4 million to the growth in Vsource Foundation Solutions in the first quarter of 2005.

However, in the first quarter of 2005, revenues from sales solutions decreased by 14% to $0.6 million from $0.7 million in the first quarter of 2004. The decrease was primarily attributable to the expected decline in sales of extended warranties and out-of-warranty repairs for Gateway products, as more of Gateway’s products reached an age where it became increasingly more cost-effective for most end users to simply purchase new computers rather than incur costs to maintain their existing computers. The decrease was also attributable to the termination of our sale solutions arrangements with Palm Inc. in December 2003. The decline of Gateway-related sales solutions revenues was slightly offset by the increase of $0.3 million of sales of computers and computer products attributable to a new client in Japan.

COST OF REVENUE

During the first quarter of 2005, cost of revenues consisted primarily of employee-related costs, subcontracting costs, and parts and repair costs associated with providing customers with goods and services. Other cost of revenue included freight, duties, telecommunications and onsite support. In accordance with our deferred revenue treatment on set-up revenues generated from implementation of our solutions, we also defer the costs relating to such set-ups and amortize those costs for a period identical to the period for which revenue is deferred. Therefore, there can be a timing difference between when the costs are actually incurred, from when they are recognized.

Cost of revenues for the first quarter of 2005 increased to $3.6 million from $2.5 million for the same year-ago period, an increase of $1.1 million, or 47%, which exceeded our 2% increase in revenue during the same period. Cost of revenue from services increased 42% in the first quarter of 2005 to $3.4 million from $2.4 million a year ago, compared to a 3% decline in services revenues during the same period. The largest factor in this increase was the incurrence of $0.5 million in expenses in connection with our human capital management solutions, which we launched in October 2003 and were still in the process of building out during the first quarter of 2005. As this was a new line of business, costs exceeded revenues by $0.4 million. Another factor was an increase in cost of revenues associated with our sales solutions, which increased by 30%, even though sales solutions revenues declined by 14%. The primary difference is that, prior to this quarter, the majority of sales solutions revenue was derived from sales of Gateway related parts and services, which carried a relatively high margin. Sales of Gateway related parts and services declined by 39% from the same period one year ago. Cost of revenue from products increased by 153% to $0.2 million, compared to a 177% increase in product revenues. The majority of the sales are PC related products, which in general, carry low margins.

Total cost of revenues in the first quarter of 2005 represented 75% of total revenues, which was higher by 47% as compared with the same period a year ago. Cost of revenues from services in the first quarter of 2005 represented 70% of our total revenues and 77% of service revenues, representing increases from 50% and 52%, respectively, during the same period a year ago. The increase in the cost of revenue as a percentage of total revenue is the result of the decline of the relatively high margin Gateway services business. Cost of revenues from products in the first quarter of 2005 represented 5% of our total revenues, representing an increase from 2% in the same period a year ago, but declined as a percentage of product revenues to 60% from 65% in the same period a year ago.

In the first quarter of 2005, cost of revenues from warranty solutions represented 42% of same-segment revenues and 17% of our total revenues, compared to 41% and 29%, respectively, in the first quarter of 2004. We were able to effectively reduce warranty solution costs in line with declines in same segment revenues by running our warranty solutions business more efficiently and reducing costs, particularly sub-contractor costs, in line with lower revenues. The decline in warranty solution revenue costs as a percentage of total revenues reflected the overall decline in warranty solutions as a percentage of our total revenues.

Cost of revenues from human resource solutions constituted 97% of same segment revenues and 18% of total revenues in the first quarter of 2005, compared to 146% and 8%, respectively, in the same period in 2004. The decline from 146% to 97% of same segment revenues reflected the completion and near-completion of the build-out of infrastructure and operations to support this line of business and the ability to generate more recurring transactional fees using this infrastructure as we began to realize economies of scale in this line of business. It is also a reflection of the additional work that we have performed to expand the scope of services to our existing human resource solutions clients, which have contributed to our human resource solutions gross margin. The increase as a percentage of total revenues mirrored the increasing importance of human resource solutions to our overall revenue composition and the simultaneous decline of warranty solutions revenues.

Cost of revenues from human capital management solutions represented 395% of same-segment revenues and 12% of total revenues for the quarter ended April 30, 2004. This was the result of the initial cost of the build-out of the infrastructure and operations for this business segment, including hiring and retention of staff, which we launched in October 2003.

In the first quarter of 2005, cost of revenues from Vsource Foundation Solutions represented 64% of same-segment revenues and 15% of our total revenues, compared to 70% and 6%, respectively, in the same period in 2004. The decrease in cost as a percentage of same segment revenues reflected the realization of economies of scale as we were able to more fully utilize our existing infrastructure by expanding services to existing clients and delivering services to several new clients that were acquired in the fourth quarter of 2004 and the first quarter of 2005. The increase in cost as a percentage of total revenues mirrored the growth of Vsource Foundation Solutions in our overall revenue composition.

Cost of revenues from sales solutions constituted 94% of same-segment revenues and 12% of total revenues in the first quarter of 2005, compared to 63% and 10%, respectively, in the same period in 2004. The increase in cost as a percentage of same-segment revenues was the result of the higher product costs incurred in connection with the sale of computers and computer parts for a new sales solutions client and the significant decline in the higher-margin Gateway related sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the first quarter of 2005, selling, general and administrative expenses consisted primarily of employee-related costs, such as salaries of administrative and support personnel, benefits and commissions; travel expenses, recruitment expenses, promotional and advertising expenses, insurance premiums, rental and costs relating to certain other third-party professional services. Our selling, general and administrative expenses in the first quarter of 2005 were mainly comprised of employee-related expenses of $1.2 million, outside professional services expenses of $0.2 million, depreciation of $0.4 million, rental of $0.3 million, travel expenses of $0.2 million, telecommunication expenses of $0.1 million and insurance expenses of $0.2 million.

Selling, general and administrative expenses decreased to $2.8 million for the first quarter of 2005 from $3.6 million for the same period in 2004, a decrease of $0.8 million or 22%. During the first quarter of 2005, selling, general and administrative expenses represented 59% of total revenues, compared to 77% during the first quarter of 2004. We were able to reduce expenses by 22% while growing revenue slightly by taking a number of actions to reduce costs related to sales and marketing, travel, and outside services and streamlining the overall structure and size of the Company.

INTEREST INCOME/EXPENSE

Interest income and / or expenses have been negligible for both the first quarter of 2004 and 2005. We have no outstanding interest bearing debt.

GAIN ON DISPOSAL OF PARTIAL INTEREST IN A SUBSIDIARY

We recorded a one-time gain of $7.6 million from the disposal of 39% of our equity interest in Vsource Asia, our former wholly owned subsidiary, to Symphony House Berhad and other investors. The sale was completed in March 2004, for which we received proceeds of approximately $9.5 million and in connection with which we incurred incidental costs of $0.3 million.

TAXATION

Tax expense of $0.1 million was accrued for the federal and state taxes payable resulting from the gain on the disposal of partial interest in a subsidiary.

MINORITY INTEREST IN LOSS OF A SUBSIDIARY

Minority interest of $35,000 was recorded for the first quarter of 2005. This is the share of the loss that is attributable to Symphony House Berhad and the other investors’ minority ownership in Vsource Asia for the months of March and April 2004.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The weighted average number of shares of 2,026,039 for the first quarter of 2005 increased from 1,838,111 for the first quarter of 2004, representing an increase of 187,928 shares. These increases mainly resulted from the conversion of Series 1-A convertible preferred stock into 125,096 shares of common stock and conversion of Series 2-A convertible preferred stock into 14,071 shares of common stock during 2004.

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The diluted weighted average number of common stock outstanding was 22,463,819 for the first quarter of 2005. This was calculated based on maximum conversion of preferred stock into 17,871,957 shares of common stock, conversion of warrants into 359,886 shares of common stock and options into 2,205,937 shares of common stock.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT APRIL 30, 2004, COMPARED TO JANUARY 31, 2004:

CASH AND CASH EQUIVALENTS

As of April 30, 2004, cash and cash equivalents totaled $6.2 million, up $4.7 million from $1.5 million at January 31, 2004. This increase in cash and cash equivalents was mainly due to net cash generated from the sale of a 39% interest in Vsource Asia for $9.2 million, offset by cash used in operations of $4.5 million for the three months ended April 30, 2004.

ACCOUNTS RECEIVABLE

As of April 30, 2004, accounts receivable totaled $2.0 million, an increase of $0.9 million from $1.1 million at January 31, 2004. This increase was due primarily to a higher unbilled receivables amount of $0.9 million, in addition to slower payment of outstanding accounts receivable by some of our clients. The higher unbilled receivables recorded was primarily due to the rapid launch of, and acquisition of new clients for, our telemarketing business in Taiwan.

INVENTORIES

As of April 30, 2004, inventories amounted to $0.2 million, representing a 15% decline from the balance as at January 31, 2004. Inventories consisted mainly of parts purchased for use in providing warranty solutions in connection with the Support Services Agreement and for sale in connection with our sales solutions business. Inventories are generally determined using the last-in-first-out (LIFO) method.

PREPAID EXPENSES

As of April 30, 2004, prepaid expenses totaled $0.2 million, down $0.3 million from $0.5 million at January 31, 2004, a decrease of 56%. This decrease in prepaid expenses primarily reflected the recognition of the incidental cost relating to the sale of an interest in Vsource Asia, which was deferred in January 2004 and the recognition of prepaid insurance to expense over the period of insurance coverage.

PROPERTY AND EQUIPMENT, NET

As of April 30, 2004, net book value of property and equipment totaled $4.2 million, a decrease of $0.2 million from $4.4 million at January 31, 2004. The decrease was due principally to depreciation charge of $0.5 million during the three months ended April 30, 2004, offset by the purchase of property and equipment of $0.3 million.

ACCOUNTS PAYABLE

As of April 30, 2004, accounts payable were $1.6 million, a decrease of $0.7 million from $2.3 million at January 31, 2004. The decrease was due to our more timely payments made to the suppliers in the first quarter of 2005.

ACCRUED EXPENSES, STAFF ACCRUALS AND ACCRUED PAYROLL, INSURANCE, WORKER’S COMPENSATION

As of April 30, 2004, accrued expenses, staff accruals and accrued payroll, insurance and worker’s compensation were recorded at $3.7 million, a decrease of $1.6 million from $5.3 million at January 31, 2004. The decrease was mainly due to the reduction in staff accruals of $0.8 million, deferred revenue of $0.1 million and accrued expenses of $0.7 million. Staff accruals declined substantially due to as we sought to align them with the actual levels of bonus payouts made in April 2004. The decline in deferred revenue is mainly due to the fact that we have completed or near completing the build-out of our services for several major clients.

TAXATION

Tax expense of $0.1 million was accrued for the federal and state taxes payable resulting from the gain on the disposal of partial interest in a subsidiary.

SERIES 4-A CONVERTIBLE PREFERRED STOCK

As of April 30, 2004, the carrying value of our outstanding Series 4-A convertible preferred stock was $17.9 million, up from $14.5 million as at January 31, 2004. This was due to the amortization of deemed discount on the beneficial conversion feature and accretion of redemption value of the Series 4-A convertible preferred stock.

OTHER COMPREHENSIVE LOSS

As of April 30, 2004, other comprehensive loss was $0.2 million, down $20,000 representing a decline of 11% from the position as at January 31, 2004. This was mainly due to the strengthening of the United States Dollar against Japanese Yen.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $6.2 million as of April 30, 2004, as compared to $1.5 million at January 31, 2004, an increase of $4.7 million or 325%. As of April 30, 2004, we had working capital of $5.1 million. To date, we have financed our operations primarily through preferred stock financing and sale of a 39% interest in Vsource Asia. For the three months ended April 30, 2004, we did not generate positive cash flow from operating activities.

Net cash used by operating activities was $4.5 million for the first three months of 2005, as compared to $0.6 million for the same period one year ago. The $4.5 million in cash used by operating activities consisted of $1.1 million in operating loss after adjustment for non-cash items. Changes in working capital contributed a negative $3.3 million to operating cash flow. However, we generated cash of $9.2 million from investing activities which was the result of the sale of 39% of our interest in a former wholly-owned subsidiary, Vsource Asia. The sale was completed in March 2004, for which we received proceeds of approximately $9.5 million. In addition, we have implemented cash conservation measures to reduce our operating losses. We are currently considering listing Vsource Asia on Malaysia’s MESDAQ Market in 2005, which would raise additional funds.

We have no off-balance sheet arrangements that could significantly reduce our liquidity. As a result, our management believes that we have adequate funding for existing operations for at least the next 12 months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks affecting Vsource, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of Vsource’s Annual Report on Form 10-K, and amendments thereto, for the year ended January 31, 2004. Our exposure to market risk has not changed materially since January 31, 2004.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of a date within 90 days of the filing of this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that they are unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are not effective.

(b) Changes in Internal Controls: There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)	EXHIBITS:

10.24	Tenancy Agreement between Vsource (Malaysia) Sdn Bhd and Kiapeng Development Sdn Bhd dated as of April 28, 2004

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

1.	On February 17, 2004, we filed a Current Report on Form 8-K containing unconsolidated financial data of our subsidiaries Vsource (Malaysia) Sdn Bhd and Vsource (Japan) Limited which had been included in a circular distributed to shareholders of Symphony House Berhad in Malaysia.

2.	On April 28, 2004, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing our financial results for the year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSOURCE, INC.

By:	/s/ Phillip E. Kelly
Phillip E. Kelly
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Dennis M. Smith
Dennis M. Smith
Chief Financial Officer
(Principal Financial Officer)

Date: June 14, 2004

EXHIBIT INDEX

Exhibit No.	Description
10.24	Tenancy Agreement between Vsource (Malaysia) Sdn Bhd and Kiapeng Development Sdn Bhd dated as of April 28, 2004

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002