Form 10-Q
period 2004-07-31
VSOURCE INC
filed 2004-09-13
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

Number of shares of common stock outstanding as of August 31, 2004	2,026,030
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of August 31, 2004	945,008
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of August 31, 2004	334,244
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of August 31, 2004	17,364

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	July 31, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,279	$1,322
Restricted cash	329	473
Accounts receivable, net	1,933	1,062
Inventory	160	207
Prepaid expenses	283	475
Other current assets	2,053	2,129
Promissory note receivable	46	—
Current assets - discontinued operations	—	149

Total current assets	9,083	5,817

Property and equipment, net	3,420	4,348
Restricted cash, non-current	599	599
Non current assets - discontinued operations	—	70

Total assets	$13,102	$10,834

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,628	$2,256
Accrued expenses	2,355	3,366
Staff accruals	744	1,702
Advances from customers, current	316	906
Tax payable	134	22
Current liabilities - discontinued operations	—	298

Total current liabilities	5,177	8,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	July 31, 2004	January 31, 2004
	(Unaudited)
Commitments and contingencies (note 9)

Minority Interest	$1,395	$—

Non-redeemable Preferred Stock
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 945,008 shares issued and outstanding as of July 31 and January 31, 2004)
(Aggregate liquidation value is $2,363 as of July 31 and January 31, 2004)	2,326	2,326

Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 334,244 shares issued and outstanding as of July 31 and January 31, 2004)
(Aggregate liquidation value is $2,143 as of July 31 and January 31, 2004)	2,028	2,028

	4,354	4,354

Redeemable Preferred Stock
Preferred stock Series 4-A ($0.01 par value, 25,000 shares authorized; 17,364 shares issued and outstanding as of July 31 and January 31, 2004, respectively)
(Aggregate liquidation value is $34,728 as of July 31 and January 31, 2004)
(Aggregate redemption value is $52,092 as of July 31 and January 31, 2004)	21,555	14,521

Total preferred stock	25,909	18,875

Shareholders’ deficit:
Common stock ($0.01 par value, 500,000,000 shares authorized; 2,026,033 and 2,026,041 shares issued and outstanding as of July 31 and January 31, 2004, respectively)	20	20
Additional paid-in capital	86,554	86,554
Accumulated deficit	(105,782)	(102,986)
Other comprehensive loss	(171)	(179)

Total shareholders’ deficit	(19,379)	(16,591)

Total liabilities, preferred stock and shareholders’ deficit	$13,102	$10,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Revenue from

Services	$3,756	$4,371	$8,009	$8,929
Products	308	455	724	605

	4,064	4,826	8,733	9,534

Costs and expenses:
Cost of revenue from
Services	2,428	2,415	5,137	4,786
Products	248	353	591	451

	2,676	2,768	5,728	5,237
Selling, general and administrative expenses	2,779	3,726	5,367	7,351
Amortization of stock-based compensation	—	38	—	94

Total costs and expenses, net	5,455	6,532	11,095	12,682

Operating loss	(1,391)	(1,706)	(2,362)	(3,148)

Interest income	4	10	4	26
Interest expense	—	—	(2)	—
Gain on disposal of partial interest in a subsidiary	—	—	7,611	—

	$(1,387)	$(1,696)	$5,251	$(3,122)
Minority interest in loss of a subsidiary	218	—	253	—

Net profit/(loss) from continuing operations before taxation	$(1,169)	$(1,696)	$5,504	$(3,122)

Taxation	4	—	(118)	—

Net profit/(loss) from continuing operations after taxation	$(1,165)	$(1,696)	$5,386	$(3,122)

Discontinued operations
Loss from discontinued operations (including loss on disposal of $162,000)	(486)	—	(1,148)	—

Net profit/(loss)	$(1,651)	$(1,696)	$4,238	$(3,122)

Net loss available to common shareholders	$(5,274)	$(4,552)	$(2,796)	$(8,757)

Basic and diluted weighted average number of common shares outstanding	2,026,036	1,871,526	2,026,038	1,855,095

Loss per share available to common shareholders
Basic and diluted loss per share from continuing operations	$(2.36)	$(2.43)	$(0.81)	$(4.72)
Basic and diluted loss per share from discontinued operations	(0.24)	—	(0.57)	—

Net basic and diluted loss per share	$(2.60)	$(2.43)	$(1.38)	$(4.72)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended July 31,
	2004	2003
Cash flows from operating activities:
Net profit/(loss)	$4,238	$(3,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,122	1,148
Bad debt expense / (writeback)	(30)	24
Loss / (gain) on disposal of property and equipment	(4)	2
Amortization of stock-based compensation	—	94
Minority interest in loss of a subsidiary	(253)	—
Gain on disposal of partial interest in a subsidiary	(7,611)	—
Loss on disposal of discontinued operations	162	—
Changes in working capital components	(3,826)	(1,023)

Net cash used in operating activities	(6,202)	(2,877)

Cash flows from investing activities:
Purchase of property and equipment	(196)	(110)
Proceeds from sale of property and equipment	4	—
Expenses related to terminated merger with TEAM America	—	(783)
Proceeds from disposal of partial interest in a subsidiary	9,490	—
Cash disposed of in conjunction with the disposal of Vsource Texas	(125)

Net cash provided by / (used in) investing activities	9,173	(893)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	34

Net cash provided by financing activities	—	34

Effect of exchange rates on cash	(14)	39

Net increase / (decrease) in cash and cash equivalents	2,957	(3,697)
Cash and cash equivalents at beginning of period	1,322	11,152

Cash and cash equivalents at end of period	$4,279	$7,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc. (“Vsource” or the “Company”) as of July 31, 2004 and January 31, 2004 and for the three and six month periods ended July 31, 2004 and 2003, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein. Certain prior period information has been reclassified to conform to the current period presentation.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

The Company had an accumulated deficit of approximately $105.8 million as of July 31, 2004 that has been funded primarily through issuances of debt and equity securities. The Company has sustained operating losses since inception. During the six months ended July 31, 2004, the Company used net cash of $6.2 million from operating activities and generated $9.2 million in investing activities that resulted in an increase in cash of $3.0 million. The $9.2 million generated from investing activities was mainly as a result of the proceeds of $9.5 million from the Company’s sale of 39% of its interest in a former wholly owned subsidiary, Vsource Asia Berhad (“Vsource Asia”, formerly known as Vsource (Malaysia) Berhad) (see Note 8 for details).

As of July 31, 2004, the Company had a cash balance of $4.3 million. It has implemented cash conservation measures to reduce its operating losses and discontinued the non-profitable human capital management solutions segment by sale of Vsource (Texas) Inc. (“Vsource Texas”), a wholly owned subsidiary which was primarily engaged in this segment, for $46,000 (see Note 11 for details). Further, the Company is currently considering listing Vsource Asia on Malaysia’s MESDAQ Market in early 2005, which would raise additional funds. However, this listing, if completed following the consummation of the exchange offer and related transactions described in Note 12 below, will not generate funds for the Company. The Company’s management believes that the Company has adequate funding from its recent financings for it to continue in operation for at least 12 months. Therefore, the Company has prepared its financial statements on a going concern basis.

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

Concentration of Revenue/Credit Risk

For the three months ended July 31, 2004, one customer, Gateway Japan Inc. (“Gateway”), accounted for 38% of total revenue as compared to 64% for the same period last year. No other customer accounted for more than 10% of revenue during the three months ended July 31, 2004. As of January 31, 2004, the same customer, Gateway, accounted for 60% of the Company’s revenue. The revenue from Gateway has been declining as the installed base of Gateway’s customers in the Asia-Pacific region under warranty declines.

The Company believes that the resulting concentration of credit risk in accounts receivables is substantially mitigated by its ongoing credit evaluation process and the high level of creditworthiness of its customers. The Company performs ongoing credit evaluations of its customers and sets conditions and limits the amount of credit extended when deemed necessary. The Company generally does not require collateral from its customers. As of July 31, 2004, Gateway, accounted for 20% of accounts receivable. As of January 31, 2004, the same customer, Gateway, accounted for 48% of accounts receivable. In addition, as of July 31, 2004, the Company had a customer advance balance of $0.3 million from Gateway which is used to offset outstanding accounts receivable from Gateway at a monthly rate through October 2004.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Restricted Cash

Restricted cash, current portion relates to cash held in trust for certain clients. Restricted cash, non current represents deposits with a bank to secure standby letters of credit established for the benefit of a customer and a vendor.

3. Other Current Assets

	July 31, 2004	January 31, 2004
	(in thousands)
Other current assets:
Deferred costs	$1,206	$1,031
Deposits	664	675
Other receivables	183	423

	$2,053	$2,129

4. Net Profit /(Loss) Available to Common Shareholders

The following table is a calculation of net loss available to common shareholders:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net profit/(loss)	$(1,651)	$(1,696)	$4,238	$(3,122)

Less: Deemed non-cash dividend to preferred shareholders	(3,623)	(2,856)	(7,034)	(5,635)

Net loss available to common shareholders	$(5,274)	$(4,552)	$(2,796)	$(8,757)

$3.6 million was recorded as deemed dividend to preferred shareholders as a result of the amortization of beneficial conversion feature and the accretion of the redemption value on the Series 4-A convertible preferred stock in issue during the quarter ended July 31, 2004.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method. Because the Company had a net loss available to common shareholders for the three and six-month periods ended July 31, 2004 and 2003, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

6. Comprehensive Loss

The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net loss available to common shareholders	$(5,274)	$(4,552)	$(2,796)	$(8,757)

Other comprehensive gain/(loss) foreign currency translations	(12)	(131)	8	104

Comprehensive loss	$(5,286)	$(4,683)	$(2,788)	$(8,653)

7. Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying Vsource shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). The intrinsic value of the stock-based compensation issued to employees as of the date of grant is amortized on a straight-line basis to compensation expense over the vesting period. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (the “Purchase Plan”) in accordance with APB Opinion No. 25 since the options were issued at market value at their respective dates of grants.

The following table summarizes the pro forma operating results of the Company had compensation cost for stock options granted under its stock option plans and for employee stock purchases under the Purchase Plan been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss available to common shareholders	$(5,274)	$(4,552)	$(2,796)	$(8,757)
Add: Stock-based employee compensation expense included in reported net income	—	38	—	94
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(345)	(578)	(748)	(1,171)

Net loss	$(5,619)	$(5,092)	$(3,544)	$(9,834)

Basic and diluted net loss available to common shareholders per share
As reported	$(2.60)	$(2.43)	$(1.38)	$(4.72)
Pro forma	$(2.77)	$(2.72)	$(1.75)	$(5.30)

8. Gain on disposal of partial interest in Vsource Asia

The gain on disposal of partial interest of $7.6 million recorded during the three months ended April 30, 2004 was the result of the Company’s sale of 39% of its interest in a former wholly owned subsidiary, Vsource Asia. The sale was completed in March 2004, for which the Company received proceeds of approximately $9.5 million for the net assets of Vsource Asia of $1.6 million and incurred incidental costs of $0.3 million.

9. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through 2007. Certain of these leases contain renewal options. As of July 31, 2004, future minimum lease commitments were as follows (in thousands):

For the Years Ending January 31,
2005 (remainder)	$712
2006	1,047
2007	655

$2,414

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Commitments

As of July 31, 2004, the Company had standby letters of credit with a maximum potential future payment of $0.6 million. These standby letters of credit are secured by way of a cash deposit, of an equivalent value, with the issuing banks.

Litigation

During the last quarter of 2004, the Company entered into a settlement agreement in connection with two lawsuits filed in October 2001 by holders of its Series 2-A convertible preferred stock. The settlement involved no admission of liability from the Company but required it to pay the plaintiffs’ attorneys’ fees and costs and issue warrants to purchase a total of 24,092 shares of its common stock at an exercise price of $14.20 each to the plaintiffs. Pursuant to the court’s order dated December 23, 2003, the cases were dismissed without prejudice to reopen within 30 days thereof if the settlement was not consummated. Final payment of attorneys’ fees and costs was made in July 2004, and consequently the Company and the plaintiffs have deemed the litigation dismissed with prejudice.

10. Segment Data

Currently, the Company’s business segments are organized into four solutions: (i) warranty solutions, including comprehensive warranty and after-sales service and support; (ii) human resource solutions, including payroll and expense claims processing; (iii) sales solutions; and (iv) Vsource Foundation Solutions, which are general business process outsourcing solutions, including customer relationship management, supply chain management and financial administration, delivered on a stand-alone basis rather than as components in an integrated solution.

The Company evaluates the performance of its segments based on revenues generated by each of its solutions and gross margin. Gross margin is calculated after cost of revenue charges directly attributable to the segment. Costs excluded from the segments primarily consist of selling, general and administrative expenses and other special charges including loss on impairment of long-lived assets, interest charges and amortization of beneficial conversion feature expense.

In July 2004, the Company discontinued its human capital management solutions through the disposal of its 100% interest in Vsource Texas, a former wholly owned subsidiary which was primarily engaged in providing such services. Prior periods comparatives for this segment were excluded in the presentation below and included as discontinued operations (see Note 11).

The following table sets forth summary information by segment for the three- and six- month periods ended July 31, 2004 and 2003 (in thousands):

	Three months ended July 31, 2004		Six months ended July 31, 2004
	Segment Revenue	Segment Gross Margin/(Loss)	Segment Revenue	Segment Gross Margin/(Loss)
Warranty solutions	$1,796	$1,089	$3,790	$2,244
Human resource solutions	495	(168)	1,404	(143)
Vsource Foundation Solutions	1,314	356	2,441	758
Sales solutions	459	111	1,098	146

Total	$4,064	$1,388	$8,733	$3,005

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended July 31, 2003		Six months ended July 31, 2003
	Segment Revenue	Segment Gross Margin/(Loss)	Segment Revenue	Segment Gross Margin/(Loss)
Warranty solutions	$2,987	$1,680	$6,310	$3,640
Human resource solutions	463	(99)	709	(213)
Vsource Foundation Solutions	497	197	897	317
Sales solutions	879	280	1,618	553

Total	$4,826	$2,058	$9,534	$4,297

A reconciliation of consolidated segment gross margin to consolidated loss for the three- and six- month periods ended July 31, 2004 and 2003 is as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Consolidated segment gross margin	$1,388	$2,058	$3,005	$4,297
Consolidated selling, general and administrative expenses	(2,779)	(3,726)	(5,367)	(7,351)
Amortization of stock-based compensation	—	(38)	—	(94)
Interest expense and interest income	4	10	2	26
Gain on disposal of subsidiaries	—	—	7,611	—
Minority interest in loss of a subsidiary	218	—	253	—

Net profit/(loss) from continuing operations before taxation	$(1,169)	$(1,696)	$5,504	$(3,122)

11. Discontinued operations

On July 1, 2004, the Company discontinued its non-profitable human capital management solutions through the disposal of 100% of its interest in Vsource Texas, a wholly owned subsidiary which was primarily engaged in providing such services. The human capital management solutions were launched in October 2003.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss from discontinued operation consisted of losses incurred by the discontinued operation prior to the disposal and the loss on disposal of interest in Vsource Texas, the details of which are as follows (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Revenue	$108	—	$254	—
Cost of revenue	(318)	—	(893)	—

	210	—	639	—
Selling, general and administrative expenses	114	—	347	—

Operating loss	324	—	986	—

Loss on disposal of interest in Vsource Texas	162	—	162	—

Loss from discontinued operations	486	—	1,148	—

The loss on disposal was calculated based on the difference of the purchase price to the net assets of the subsidiary at the date of disposal. The $46,000 purchase price is receivable in the form of a promissory note and was based on the excess of assets over liabilities, including certain long term lease and other contractual commitments totaling approximately $87,000, as measured at June 1, 2004. The note is due in twelve equal monthly installments starting on August 15, 2004, bearing interest at 3% per annum. No incidental costs were incurred.

The detailed calculation of the loss was as follows (in thousands) :

Cash and cash equivalents	$125
Prepaid expenses	17
Other current assets	22

Current assets	164
Property and equipment, net	48

Accrued payroll, insurance And workers’ compensation	(4)

Net assets of Vsource Texas at date of disposal	208

Consideration :-
Promissory note receivable	(46)

Loss on disposal of interest in Vsource Texas	162

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized net assets of the discontinued operations of human capital management solutions were as follows:-

	July 31, 2004	January 31, 2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	—	$130
Prepaid expenses	—	19

	—	149
Property and equipment, net	—	70

Total assets	—	219

CURRENT LIABILITIES
Accounts payable	—	40
Accrued expenses and staff accruals	—	85
Accrued payroll, insurance and workers’ compensation	—	173

	—	298

NET LIABILITIES	—	79

12. Subsequent event

On September 1, 2004, the Company announced that it intended to initiate an exchange offer under which holders of its Series 1-A, 2-A and 4-A convertible preferred stock could exchange their preferred stock for the shares of a new wholly-owned special purpose vehicle (SPV) holding Vsource’s 61.2% interest in its operating subsidiary, Vsource Asia. The exchange offer is subject to various conditions. The Company also announced that it had been informed by Symphony House Berhad, a Malaysian company which holds 30.3% of Vsource Asia, that Symphony House would simultaneously be making a cash offer of $15.8 million for all of the shares of the SPV, which will be subject to several conditions.

The exchange ratios to be offered to preferred stockholders in the exchange are (a) each share of Series 1-A convertible preferred stock can be exchanged for 6.639 shares of the SPV; (b) each share of Series 2-A convertible preferred stock can be exchanged for 17.818 shares of the SPV; and (c) each share of Series 4-A convertible preferred stock can be exchanged for 5,059.217 shares of the SPV.

These ratios were set so that if all of the Company’s preferred stock is exchanged in the exchange offer, substantially all of the shares of the SPV, and therefore all of the Company’s interest in Vsource Asia, will be issued to the holders of preferred stock. Holders of record of Vsource’s preferred stock as of August 10, 2004, will be eligible to participate in the exchange offer.

Completion of the exchange offer and related transactions would result in a sale of substantially all of the assets of the Company and would result in a change in the Company’s capital structure. After the exchange offer is completed, the Company will not retain any ownership in Vsource Asia and the Company’s primary asset will be the cash which it will retain. The Company will have only a limited staff and limited operations. The amount of cash which the Company will retain will depend on how many shares of the SPV are sold by preferred stockholders to Symphony House and how many are sold by the Company to Symphony House. If all shares

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of preferred stock are exchanged for SPV shares, then the Company will not receive any proceeds from the Symphony House purchase offer and anticipates that it will have approximately $3.0 million of cash and cash equivalents on hand. Following completion of the exchange offer, the Company will primarily be focused on managing its remaining liabilities, continuing to provide certain consulting services to third parties and support services to Vsource Asia, and determining how to utilize its remaining resources. Senior management and the Board of Directors of the Company have decided to defer any decisions regarding its future activities and the use of its cash resources until after the exchange offer has been completed.

The Company intends to complete the exchange offer and related transactions on October 31, 2004 or soon thereafter.

The exchange offer and related transactions were approved on August 31, 2004 by written consent of shareholders holding a majority of the outstanding voting stock of the Company, and an information statement explaining the matters voted upon and describing the terms of the exchange offer and related transactions was filed with the Securities and Exchange Commission on September 1, 2004, on a Schedule 14(c), and also mailed to all shareholders of the Company.

Symphony has also informed the Company that prior to announcing its cash offer, it had entered into an agreement with several holders of the Company’s preferred stock to purchase the Vsource common stock and certain warrants to purchase Vsource common stock held by such holders. Symphony is purchasing these additional securities to assist these preferred stockholders in qualifying to treat the exchange offer as a sale for U.S. income tax purposes and to encourage these preferred stockholders to participate in the transaction. Certain of these holders are officers and directors or major shareholders of the Company. The purchase price will be $0.50 per share for common stock and $0.25 per warrant held by such shareholders. If this purchase of the common stock and warrants is completed, Symphony will hold approximately 32.0% of the Company’s outstanding common stock at completion (assuming that all of the preferred stock is exchanged for SPV shares) and 50.3% on a fully diluted basis (assuming that the warrants purchased will be exercised according to their terms on or after April 1, 2005 and assuming that no additional shares of the Company are issued prior to such exercise).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, our heavy reliance on a few major clients, a potential requirement to redeem our Series 4-A convertible preferred stock if we fail to meet certain conditions by March 31, 2006, the new and unproven market for business process outsourcing services internationally, long cycles for sales of our solutions, complexities involved in implementing and integrating our services, fluctuations in revenues and operating results, economic and infrastructure disruptions, dependence on a small number of vendors and service providers, management of acquisitions, litigation, competition and other risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings.

RECENT DEVELOPMENTS

On September 1, 2004, we announced that we intended to initiate an exchange offer under which holders of our Series 1-A, 2-A and 4-A convertible preferred stock could exchange their preferred stock for the shares of a new wholly-owned special purpose vehicle (SPV) holding our 61.2% interest in our operating subsidiary, Vsource Asia Berhad. The exchange offer is subject to various conditions. We also announced that we had been informed by Symphony House Berhad, a Malaysian company which holds 30.3% of Vsource Asia, that Symphony House would simultaneously be making a cash offer of $15.8 million for all of the shares of the SPV, which will be subject to several conditions.

The exchange ratios to be offered to preferred stockholders in the exchange are: (a) each share of Series 1-A convertible preferred stock can be exchanged for 6.639 shares of the SPV; (b) each share of Series 2-A convertible preferred stock can be exchanged for 17.818 shares of the SPV; and (c) each share of Series 4-A convertible preferred stock can be exchanged for 5,059.217 shares of the SPV.

These ratios were set so that if all of our preferred stock is exchanged in the exchange offer, substantially all of the shares of the SPV, and therefore all of our interest in Vsource Asia, will be issued to the holders of preferred stock. Holders of record of our preferred stock as of August 10, 2004, will be eligible to participate in the exchange offer.

Completion of the exchange offer and related transactions would result in a sale of substantially all of our assets and would result in a change in our capital structure. After the exchange offer is completed, we will not retain any ownership in Vsource Asia and our primary asset will be the cash which we will retain. We will have only a limited staff and limited operations. The amount of cash which we will retain will depend on how many shares of the SPV are sold by preferred stockholders to Symphony House and how many are sold by us to Symphony House. If all shares of preferred stock are exchanged for SPV shares, then we will not receive any proceeds from the Symphony House purchase offer and we anticipate that we will have approximately $3.0 million of cash and cash equivalents on hand. Following completion of the exchange offer, we will primarily be focused on managing our remaining liabilities, continuing to provide certain consulting services to third parties and support services to Vsource Asia, and determining how to utilize our remaining resources. Senior management and the Board of Directors of Vsource have decided to defer any decisions regarding our future activities and the use of our cash resources until after the exchange offer has been completed.

We intend to complete the exchange offer and related transactions on October 31, 2004 or soon thereafter.

The exchange offer and related transactions were approved on August 31, 2004 by written consent of shareholders holding a majority of the outstanding voting stock of Vsource, and an information statement explaining the matters voted upon and describing the terms of the exchange offer and related transactions was filed with the Securities and Exchange Commission on September 1, 2004, on a Schedule 14(c), and also mailed to all shareholders of Vsource. The information statement is available free of charge at www.sec.gov.

Symphony has also informed us that prior to announcing its cash offer, it had entered into an agreement with several holders of Vsource preferred stock to purchase the Vsource common stock and certain warrants to purchase Vsource common stock held by such holders. Symphony is purchasing these additional securities to assist these preferred stockholders in qualifying to treat the exchange offer as a sale for U.S. income tax purposes and to encourage these preferred stockholders to participate in the transaction. Certain of these holders are officers and directors or major shareholders of Vsource. The purchase price will be $0.50 per share for common stock and $0.25 per warrant held by such shareholders. If this purchase of the common stock and warrants is completed, Symphony will hold approximately 32.0% of our outstanding common stock at completion (assuming that all of the preferred stock is exchanged for SPV shares) and 50.3% on a fully diluted basis (assuming that the warrants purchased will be exercised according to their terms on or after April 1, 2005 and assuming that no additional shares of Vsource are issued prior to such exercise).

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2005” AND “2004” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2005 AND 2004, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

For the quarter ended July 31, 2004, our revenues decreased by 16% to $4.1 million from $4.8 million for the same year-ago period. For the six months ended July 31, 2004, our revenues decreased by 8% to $8.7 million from $9.5 million during the same year-ago period. However, excluding revenue of $0.3 million from Team America, Inc. from the same year-ago periods, which we subsequently wrote off as bad debt following Team America’s Chapter 11 proceedings, the decline in our revenues would have been less pronounced, decreasing to 9% and 5%, respectively, for the second quarter and first half of 2005 compared to the same periods in 2004. Our primary source of revenues was fees earned from delivering business process outsourcing solutions such as warranty solutions, human resource solutions and Vsource Foundation Solutions. We also derived revenues from the sales of products through our sales solutions.

The principal cause of the decrease in revenue was a 40% decline in warranty solutions revenues during the second quarter and first half of 2005 compared to the same periods in 2004. Warranty solutions, which continued to constitute our largest line of business, declined from $3.0 million in the second quarter of 2004 to $1.8 million in the first quarter of 2005. Our warranty solutions revenue was primarily derived from a three-year support services agreement (the “Support Services Agreement”) to support the warranty obligations of Gateway Japan Inc. (“Gateway”) with respect to its installed base of end users in the Asia-Pacific region. Because Gateway terminated its operations in the region in 2001 and therefore is not selling any new products in Asia, revenues from the Support Services Agreement have been declining and are expected to continue to decline as the installed base of end users who will be covered by Gateway’s warranties declines over time. We also experienced declines of 48% and 32%, respectively, in sales solution revenue during the second quarter and first half of 2005 compared to the same year-ago periods.

The declines in revenues from our warranty solutions and sales solutions were partially offset by increases in revenues from our human resource solutions and Vsource Foundation Solutions, which collectively increased by 88% during the second quarter and first half of 2005 compared to the same periods a year earlier. Excluding $0.3 million of human resource solutions revenue attributable to TEAM America in 2004, which we subsequently wrote off, the collective increase would have been 192% and 204%, respectively, during the second quarter and first half of 2005 compared to the same year-ago periods. These increases reflected several factors:

•	the completion or near completion of the build-out of these services for several major clients;

•	the resulting transition to full-scale delivery of recurring services and the expansion of our scope of services to those clients; and

•	the acquisition of several new clients during the fourth quarter of 2004 and the first half of 2005, including clients serviced by our new shared services center in Taiwan, which we opened in November 2003.

Our operating loss decreased by 18% from $1.7 million during the second quarter of 2004 to $1.4 million in the second quarter of 2005, and by 25% from $3.1 million during the first half of 2004 to $2.4 million during the first half of 2005. This decrease was primarily attributable to a 25% and 27% reduction, respectively, in selling, general and administrative related costs during the second quarter and first half of 2005 compared to the same year-ago periods. However, this was offset in part by the 16% and 8% drops in revenue during the second quarter and first half of 2005, respectively, compared to the same periods a year earlier. Excluding $0.3 million of human resource solutions revenue and $0.1 million cost of revenue attributable to Team America in the second quarter and first half of 2004, however, we would have reduced our operating loss by 29% during the second quarter of 2005 and by 31% during the first half of 2005, compared to the same year-ago periods.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Revenue from
Services	$3,756	$4,371	$8,009	$8,929
Products	308	455	724	605

	4,064	4,826	8,733	9,534

Revenue from
Warranty solutions	1,796	2,987	3,790	6,310
Human resource solutions	495	463	1,404	709
Vsource Foundation Solutions	1,314	497	2,441	897
Sales solutions	459	879	1,098	1,618

	4,064	4,826	8,733	9,534

Cost and expenses:
Cost of revenue from
Services	2,428	2,415	5,137	4,786
Products	248	353	591	451

	2,676	2,768	5,728	5,237
Cost of revenue from
Warranty solutions	707	1,307	1,546	2,670
Human resource solutions	663	562	1,547	922
Vsource Foundation Solutions	958	300	1,683	580
Sales solutions	348	599	952	1,065

	$2,676	$2,768	$5,728	$5,237

Selling, general and administrative expenses	$2,779	$3,726	$5,367	$7,351
Amortization of stock-based compensation	—	38	—	94

Total costs and expenses, net	5,455	6,532	11,095	12,682

Operating loss	(1,391)	(1,706)	(2,362)	(3,148)

Interest income	4	10	4	26
Interest expense	—	—	(2)	—

	(1,387)	(1,696)	(2,360)	(3,122)

Gain on disposal of partial interest in a subsidiary	—	—	7,611	—
Minority interest in loss of a subsidiary	218	—	253	—

Net profit/(loss) from continuing operations before taxation	$(1,169)	$(1,696)	$5,504	$(3,122)
Taxation	4	—	(118)	—

Net profit/(loss) from continuing operations after taxation	$(1,165)	$(1,696)	$5,386	$(3,122)
Discontinued operations :
Loss from discontinued operations (including loss on disposal of $162,000)	(486)	—	(1,148)	—

Net profit/(loss) after taxation	$(1,651)	$(1,696)	$4,238	$(3,122)

Earnings / (loss) per share available to common shareholders
Basic and diluted loss per share from continuing operations	$(2.36)	$(2.43)	$(0.81)	$(4.72)
Basic and diluted loss per share from discontinued operations	$(0.24)	—	$(0.57)	—

Net basic and diluted loss per share	$(2.60)	$(2.43)	$(1.38)	$(4.72)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JULY 31, 2004, COMPARED TO THE THREE AND SIX MONTHS ENDED JULY 31, 2003

REVENUE

During the second quarter and first half of 2005, revenue was derived from business process outsourcing solutions: warranty solutions, human resource solutions, Vsource Foundation Solutions and sales solutions. Revenue from sales solutions included revenue from sales of products and services.

Total revenue decreased to $4.1 million for the second quarter of 2005, from $4.8 million for the same period a year ago, representing a decrease of $0.7 million or 16%. Services revenue for the second quarter of 2005 decreased 14% to $3.8 million from $4.4 million in the same period a year ago, and product revenue experienced a 32% drop to $0.3 million in the second quarter of 2005 from $0.5 million in the same period a year ago. Excluding $0.3 million of human resource solutions revenues attributable to Team America in 2004, which we subsequently wrote off, total revenue decreased by only 9% and services revenue decreased by only 7%. These decreases were the result of decreases in revenue of $1.2 million and $0.4 million, respectively, from our warranty solutions and sales solutions. However, we experienced growth in revenue from our human resource solutions and Vsource Foundation Solutions, which collectively increased by 88% or $0.8 million (192%, or $1.2 million, if Team America-related revenues are excluded from our 2004 revenues), reflecting continuing growth in these two lines of business, as we expanded our services to existing clients and acquired new clients.

For the first half of 2005, total revenue declined to $8.7 million from $9.5 million for the same period a year ago, representing a decrease of 8%. Services revenue decreased 10% in the first half of 2005 to $8.0 million from $8.9 million in the first half of 2004. Product revenue, however, increased by 20% from $0.6 million in the first half of 2004 to $0.7 million in the same period of 2005. Excluding $0.3 million of human resource solutions revenues attributable to Team America in 2004, total revenue decreased by only 5% and services revenue decreased by only 7%. These decreases were the result of declines of $2.5 million in warranty solutions revenues. However, this decline in revenue was partially offset by the higher revenue achieved in our human resource solutions and Vsource Foundation Solutions lines of business, which collectively increased by 139% or $2.2 million (204%, or $2.6 million, if Team America-related revenues are excluded from our 2004 revenues).

During the quarter ended July 31, 2004, warranty solutions, which constituted 48% of our services revenue and 44% of our total revenue, declined by 40% or $1.2 million. A similar decline of $2.5 million, or 40%, occurred in the first half of 2005, with revenue dropping to $3.8 million from $6.3 million during the same period a year ago. These decreases were mainly attributable to the decrease in revenue from Gateway, as more of Gateway’s products reached an age where it became increasingly more cost-effective for most end users to simply purchase new computers rather than obtain warranty support. The decline in Gateway-related warranty solutions revenue was offset in part by an increase of 12% in warranty solutions revenue from other clients.

Human resource solutions revenue increased marginally by 7% or $32,000 in the second quarter of 2005 as compared to the same period a year ago. The first half of 2005 saw an increase of $0.7 million with revenue of $1.4 million as compared to only $0.7 million in the same period of 2004. These increases do not reflect the true rate of growth in this business during these periods, however, due to the inclusion of $0.3 million of Team America-related human resource solutions revenue in the second quarter and first half of 2004, which subsequently was written off as bad debt following Team America’s Chapter 11 proceedings. Excluding the Team America-related revenues, human resource solutions revenue increased by 302% and 280% during the second quarter and first half of 2005, respectively, compared to revenue during the same periods a year ago. These increases were mainly attributable to the completion of implementation for two of our existing clients, as well as expansion of our relationship with existing clients and acquisition of new clients.

Vsource Foundation Solutions revenue increased 164% from $0.5 million to $1.3 million in the second quarter of 2005. Revenue for the first half of 2005 was $2.4 million, representing an increase of $1.5 million or 172%, as compared to $0.9 million recorded for same period in 2004. These increases were mainly due to the expansion of our new operations center in Taipei to support telemarketing services in Taiwan. In addition, we continued to expand services with existing clients and successfully acquired new clients during these periods.

Sales solutions revenue declined by 48% or $0.4 million for the quarter ended July 31, 2004 as compared to the same period a year ago, and declined by 32% or $0.5 million for the first half of 2005 compared to the same period a year ago. The decrease was primarily attributable to the expected decline in sales of extended warranties and out-of-warranty repairs for Gateway products, as more of Gateway’s products reached an age where it became increasingly more cost-effective for most end users to simply purchase new computers rather than incur costs to maintain their existing computers. The decrease was also attributable to the termination of our sale solutions arrangements with Palm Inc. in December 2003. The decline of Gateway-related sales solutions revenues was slightly offset by the increase of $0.1 million and $0.3 million of sales of computers and computer products attributable to a client in Japan for the quarter and half year respectively.

COST OF REVENUE

During the second quarter of 2005, cost of revenues consisted primarily of employee-related costs, subcontracting costs, and parts and repair costs associated with providing customers with goods and services. Other cost of revenue included freight, duties, telecommunications and onsite support.

Cost of revenues decreased marginally by 3% in the second quarter of 2005 from $2.8 million to $2.7 million, while the drop in revenue was 16%. Excluding cost of revenues of $0.1 million attributable to Team America during the second quarter of 2004, cost of revenue would have decreased by less than 1%. Total cost of revenues for the second quarter of 2005 represented 66% of total revenues as compared to 57% for the same period a year ago. However, if Team America-related revenue and cost of revenue are excluded from our 2004 results, then total cost of revenues for the second quarter of 2004 would have represented 60% of total revenues. Cost of revenue from services for both the second quarter and first quarter of 2005 remained unchanged at $2.4 million, compared to services revenue which declined by 14% during the same period. The primary factors resulting in the variance were the expansion of our Vsource Foundation Solutions in Taiwan, as we continue to build out our infrastructure in Taipei and the higher employee-related costs we incurred in our shared service center in Malaysia for new Vsource Foundation Solutions clients acquired during the quarter. For the second quarter ended July 31, 2004, cost of revenues for products decreased by 30% from $0.4 million to $0.2 million. The decline in cost of revenues for products was in line with the decrease in our product revenues.

Total cost of revenues for the first half of 2005 increased to $5.7 million from $5.2 million, an increase of $0.5 million or 9%, although we recorded a decline in our revenues of 8% for the same period. Excluding cost of revenues of $0.1 million attributable to Team America during the second quarter of 2004, total cost of revenue would have increased by 11%. For the first half of 2005, total cost of revenues represented 66% of total revenues as compared to 55% for the same period a year ago (56% if Team America-related revenue and cost of revenue are excluded from our 2004 results). This increase was mainly attributable to the increase in our cost of revenues from services, which grew from $4.8 million to $5.1 million, representing an increase of 7% or $0.3 million. Cost of revenues for products for the first half of 2005 did not change significantly as compared to the same period a year ago. The higher cost of revenues recorded for the first half of 2005 was mainly attributable to our expansion of Vsource Foundation Solutions that saw an increase of 190% in cost to $1.7 million from $0.6 million for the same period a year ago. Human resource solutions accounted for $0.6 million increase, in cost of revenues for the first half of 2005. These increases were offset in part by the decrease of cost of revenues in warranty solutions of $1.1 million.

The decline of 46% in cost of revenues for warranty solutions to $0.7 million from $1.3 million for the second quarter ended July 31, 2004 was mainly attributable to the lower costs incurred for our Gateway warranty solutions. The first half of 2005 saw a decline of $1.1 million in warranty solutions’ cost of revenue to record costs of $1.5 million as compared to $2.7 million for the same period a year ago. We were able to effectively reduce warranty solution costs in line with declines in the same segment revenues by running our warranty solutions business more efficiently and reducing costs, particularly sub-contractor costs, in line with lower revenues.

The decline in cost of revenues for warranty solutions was partially offset by the significant increases recorded in our human resource solutions and Vsource Foundation Solutions. Our human resource solutions’ cost of revenues increased 18% and 68%, for the second quarter and first six months of 2005, to $0.7 million and $1.5 million, respectively. Cost of revenues from our human resource solutions constituted 134% of same segment revenues and 16% of total revenues in the second quarter of 2005, compared to 121% and 12%, respectively, in the same period in 2004 (which would have been 392% and 11%, respectively, if Team America-related revenue and cost of revenue were excluded from our second quarter 2004 results). The increase in cost as a percentage of same segment revenues for quarter ended July 31, 2004, was the result of new build-out costs for both the expansion of the scope of services to our existing human resource solutions clients and new clients acquired during the quarter. For the six months ended July 31, 2004, cost of revenues from human resource solutions constituted 110% of the same segment revenues and 18% of total revenues compared to 130% and 10% respectively, in the same period in 2004 (which would have been 228% and 9%, respectively, if Team America-related revenue and cost of revenue were excluded from our second quarter 2004 results). The decrease in cost as a percentage of same segment revenues for the six month period ended July 31, 2004 reflected the completion of the build-out of infrastructure and operations to support this line of business and our ability to generate more recurring transactional fees using this infrastructure as we began to realize economies of scale for our major existing customers. It was however offset by new build-out costs for both the expansion of the scope of services to our existing human resource solutions clients and new clients acquired during the first half of 2005

In the second quarter of 2005, costs of revenues from Vsource Foundation Solutions represented 73% of same segment revenues and 24% of total revenues, compared to 60% and 6%, respectively, in the same period in 2004. The increase in cost as a percentage of same segment revenues was the result of our efforts in building out our infrastructure in our new center in Taiwan. Apart from the cost incurred for Taiwan, higher employee-related costs were incurred in our shared service center in Malaysia for new clients acquired during the quarter. In the first half of 2005, cost of revenue from Vsource Foundation Solutions constituted 69% of same segment revenues and 19% of total revenues.

Cost of revenues from sales solutions constituted 76% of same segment revenue and 9% of total revenues in the second quarter of 2005, compared to 68% and 12%, respectively, in the same period a year ago. In the first half of 2005, cost of revenue from sales solutions constituted 87% of same segment revenues and 11% of total revenues. The increase in cost as a percentage of same-segment revenues was the result of the higher product costs incurred in connection with the sale of computers and computer parts for our new sales solutions clients and the significant decline in Gateway related sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the second quarter and first half of 2005, selling, general and administrative expenses consisted primarily of employee-related costs, such as salaries of administrative and support personnel, benefits and commissions; travel expenses, recruitment expenses, promotional and advertising expenses, insurance premiums, rentals and costs relating to certain other third-party professional services. Our selling, general and administrative expenses in the second quarter of 2005 were mainly comprised of employee-related expenses of $1.4 million, depreciation of $0.4 million, rental of $0.3 million, travelling expenses of $0.2 million and insurance expenses of $0.2 million. Selling, general and administrative expenses in the first half of 2005 were mainly comprised of employee-related expenses of $2.6 million, depreciation of $0.8 million, rental of $0.7 million, travelling expenses of $0.3 million and insurance expenses of $0.4 million.

Selling, general and administrative expenses declined $1.0 million from $3.7 million during the second quarter of 2004 to $2.7 million during the same period in 2005. For the second quarter of 2005, selling, general and administrative expenses represented 68% of total revenue. A decrease of $2.0 million was recorded for the first half of 2005 from $7.4 million in the first half of 2004 to $5.4 million in same period of 2005. Selling, general and administrative expenses represented 61% of total revenue compared to 77% in the same period a year ago. We were able to reduce expenses by 25% and 27% for the second quarter and first half of 2005, respectively, by implementing cost reduction initiatives and streamlining our administrative structure.

GAIN ON DISPOSAL OF PARTIAL INTEREST IN A SUBSIDIARY

We recorded a one-time gain of $7.6 million from the disposal of 39% of our equity interest in Vsource Asia, our former wholly owned subsidiary, to Symphony House Berhad and other investors. The sale was completed in March 2004, for which we received proceeds of approximately $9.5 million for the net assets of $1.6 million, incurred incidental costs of $0.3 million and taxation of $0.1 million.

TAXATION

Tax expense of $0.1 million was accrued for the first half of 2005. This was for federal and state taxes payable resulting from gains on the disposal of partial interest in a subsidiary.

MINORITY INTEREST IN GAIN/ (LOSS) OF A SUBSIDIARY

Minority interest of $218,000 was recorded for the second quarter of 2005 as a result of the share of the loss recorded by Vsource Asia for the same period. Minority interest for the first half of 2005 was at $253,000 as a result of the loss recorded in first half of 2005. This is the share of the loss that is attributable to Symphony House Berhad and the other investors’ minority ownership in Vsource Asia.

DISCONTINUED OPERATIONS

Human capital management solutions was discontinued in July 2004. The segment was originally launched in October 2003. Revenue was $0.1 million and $0.3 million in the second quarter and first half of 2005, respectively. In the second quarter and first half of 2005, this segment had operating losses of $0.3 million and $1.0 million, respectively.

In conjunction with the decision to discontinue this segment of business, we disposed of our interest in a former wholly owned subsidiary, Vsource (Texas), Inc, which was primarily engaged in providing human capital management solutions.

We recorded a loss on disposal of $0.2 million from the disposal of Vsource Texas. The loss was calculated based on the difference of the purchase price to the net assets of the subsidiary at the date of disposal. The $46,000 purchase price is receivable in the form of a promissory note and was based on the excess of assets over liabilities, including certain long term lease and other contractual commitments totaling approximately $87,000, as measured at June 1, 2004. The note is due in twelve equal monthly installments starting on August 15, 2004, bearing interest at 3% per annum. No incidental costs were incurred.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The weighted average number of shares of 2,026,036 for the second quarter of 2005 increased from 1,871,526 for the second quarter of 2004, representing an increase of 154,510 shares. These increases mainly resulted from the conversion of Series 1-A convertible preferred stock into 125,096 shares of common stock and conversion of Series 2-A convertible preferred stock into 14,071 shares of common stock during 2004. The weighted average number of shares of common stock of 2,026,038 for the first half of 2005 increased from 1,855,095 for the first half of 2004, an increase of 170,943.

BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method. Because we had a net loss for the three and six-month periods ended July 31, 2004 and 2003, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

In the second quarter of 2005, the basic and diluted loss per share available to common shareholders from continuing operations was $2.36 compared to $2.43 of the same period in 2004. This was mainly attributable to the larger number of common shares outstanding but offset by a reduced net loss available to common shareholders. For the six months ended July 31, 2005, the basic and diluted loss per share available to common shareholders from continuing operations of $0.81 was much lower as compared to the same period of 2004 of $4.72 due to the gain from the disposal of the partial interest in Vsource Asia during the first quarter of 2005.

Basic and diluted loss per share available to common shareholders from discontinued operations was $0.24 for the second quarter of 2005 and $0.57 for the first six months of 2005.

CRITICAL ACCOUNTING POLICIES

For critical accounting policies affecting us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 31, 2004. Critical accounting policies affecting us have not changed materially since January 31, 2004.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT JULY 31, 2004, COMPARED TO JANUARY 31, 2004:

CASH AND CASH EQUIVALENTS

As of July 31, 2004, cash and cash equivalents totaled $4.3 million, representing an increase of $3.0 million from $1.3 million at January 31, 2004. This increase in cash and cash equivalents was mainly due to net cash generated from the sale of a 39% interest in Vsource Asia for $9.2 million, offset by cash used in operations of 6.2 million for the six months ended July 31, 2004.

ACCOUNTS RECEIVABLE

As of July 31, 2004, accounts receivable totaled $1.9 million, an increase of $0.8 million from $1.1 million at January 31, 2004. This increase was due primarily to a higher unbilled receivables amount of $0.6 million. This higher unbilled receivables amount was primarily due to the rapid acquisition of new clients for our telemarketing business in Taiwan.

INVENTORIES

As of July 31, 2004, inventories amounted to $0.2 million, representing a downward movement of only $47,000 from January 31, 2004’s position. Inventories consisted mainly of parts purchased for use in providing warranty solutions in connection with the Support Services Agreement and for sale in connection with our sales solutions business. Inventories are generally determined using the last-in-first-out (LIFO) method.

PREPAID EXPENSES

As of July 31, 2004, prepaid expenses totaled $0.3 million, down from $0.5 million at January 31, 2004, a decrease of 40%. This decrease in prepaid expenses primarily reflected the recognition of the incidental cost relating to the sale of Vsource Asia, which was capitalized in January 2004 and the recognition of prepaid insurance to expense over the period of insurance coverage.

OTHER CURRENT ASSETS

As of July 31, 2004, other current assets amounted to $2.0 million, comprised of deferred costs of $1.2 million, deposits of $0.6 million and other receivables of $0.2 million.

PROMISSORY NOTE RECEIVABLE

The promissory note relates to the consideration from the disposal of Vsource Texas. It is receivable in twelve equal monthly installments starting on August 15, 2004, bearing interest at a rate of 3% per annum.

CURRENT ASSETS - DISCONTINUED

These assets related to the discontinued operations of our human capital management solutions line of business. As at January 31, 2004, they consisted of cash and cash equivalents of $130,000 and prepaid expenses of $19,000.

PROPERTY AND EQUIPMENT, NET

As of July 31, 2004, net book value of property and equipment totaled $3.4 million, a decrease of $0.9 million from $4.3 million at January 31, 2004. The decrease was due principally to depreciation charge during the six months ended July 31, 2004, but was offset by spending on property and equipment of $0.2 million in the first half of 2005 as compared to $0.1 million spent in the same period a year ago, as we built out infrastructure in our shared service centers in Taiwan and Malaysia to support new clients.

NON CURRENT ASSETS - DISCONTINUED OPERATIONS

These assets related to the discontinued operations of our human capital management solutions business. As at January 31, 2004, they consisted of property and equipment.

ACCOUNTS PAYABLE

As of July 31, 2004, accounts payable were $1.6 million, a decrease of $0.7 million from $2.3 million at January 31, 2004. The decrease was due to our more timely payments made to suppliers in the first half of 2005.

ACCRUED EXPENSES AND STAFF ACCRUALS

As of July 31, 2004, accrued expenses and staff accruals were recorded at $3.1 million, a decrease of $2.0 million from $5.1 million at January 31, 2004. The decrease was mainly due to the reduction in staff accruals of $1.0 million and accrued expenses of $1.0 million. Staff accruals declined substantially due to the reduced percentage of accruals in the current year in addition to the actual bonus payout in April 2004, and the forfeiture on unused leave carried forward from year 2004 that took effect in July 2004. The decline in accrued expenses was primarily due to the lower cost of revenues accrued for our warranty and sales solutions business, in line with the lower revenue recorded, and lower third party professional fees.

TAXATION

Tax expense of $0.1 million for the first half of 2005 was the result of the gain on the disposal of 39% of our equity interest in Vsource Asia, our former wholly owned subsidiary.

ADVANCE FROM CUSTOMERS – CURRENT

As of July 31, 2004, advance from customers reduced to $0.3 million, from $0.9 million recorded as at January 31, 2004 due to the offset of the advance against outstanding receivables.

CURRENT LIABILITIES - DISCONTINUED OPERATIONS

These liabilities related to the discontinued operations of our human capital management solutions business. As at January 31, they consisted of accounts payable of $40,000, accrued payroll, insurance and worker’s compensation of $173,000 and accrued expenses and staff accruals of $85,000.

SERIES 4-A CONVERTIBLE PREFERRED STOCK

As of July 31, 2004, the carrying value of our outstanding Series 4-A convertible preferred stock was $21.6 million, up from $14.5 million as at January 31, 2004. This was due to the amortization of deemed discount on the beneficial conversion feature and accretion of redemption value of the Series 4-A convertible preferred stock.

OTHER COMPREHENSIVE LOSS

As of July 31, 2004, other comprehensive loss was $0.2 million, which was substantially unchanged from the amount as at January 31, 2004. Comprehensive loss was comprised of unrealized gains and losses on foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $4.3 million as of July 31, 2004, as compared to $1.3 million at January 31, 2004, an increase of $3.0 million or 224%. As of July 31, 2004, we had working capital of $3.9 million. To date, we have financed our operations primarily through preferred stock financing. For the six months ended July 31, 2004, we did not generate positive cash flow from operating activities.

During the six months ended July 31, 2004, we used net cash of $6.2 million from operating activities and generated $9.2 million in investing activities that resulted in an increase in cash of $3.0 million. The $9.2 million generated from investing activities was mainly as a result of the proceeds of $9.5 million from our sale of 39% of our interest in a former wholly owned subsidiary, Vsource Asia.

As of July 31, 2004, we had a cash balance of $4.3 million. We have implemented cash conservation measures to reduce our operating losses, most recently discontinuing the non-profitable human capital management solutions line of business through our sale of Vsource Texas, a wholly owned subsidiary which was primarily engaged in this segment, for $46,000. Further, we are currently considering listing Vsource Asia on Malaysia’s MESDAQ Market in early 2005, which would raise additional funds. However, this listing, if completed following the consummation of the exchange offer and related transactions, will not generate funds for the Company. Our management believes that we have adequate funding from our recent financings for Vsource to continue in operation for at least 12 months. Therefore, we have prepared our financial statements on a going concern basis.

We have no off-balance sheet arrangements that could significantly reduce our liquidity. As a result, our management believes that we have adequate funding for existing operations for at least the next 12 months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks affecting Vsource, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended January 31, 2004. Our exposure to market risk has not changed materially since January 31, 2004.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In January 2004, we entered into a settlement agreement in connection with two lawsuits filed in October 2001 by holders of our Series 2-A convertible preferred stock. The settlement involved no admission of liability from us but required us to pay the plaintiffs’ attorneys’ fees and costs and issue warrants to purchase a total of 24,092 shares of our common stock at an exercise price of $14.20 each to the plaintiffs. Pursuant to the court’s order dated December 23, 2003, the cases were dismissed without prejudice to reopen within 30 days thereof if the settlement was not consummated. Final payment of attorneys’ fees and costs was made in July 2004, and consequently we and the plaintiffs have deemed the litigation dismissed with prejudice.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 23, 2004 in San Diego, California.

The number of shares of the Company that were issued and outstanding as of the May 18, 2004 record date established by the Board of Directors for determining stockholders entitled to vote at the meeting of stockholders, and therefore the number of shares and the number of votes entitled to vote at the meeting, were as follows:

Name of Class or Series	Number of Shares	Number of Votes
Common Stock	1,968,444	1,968,444
Series 1-A Preferred Stock	1,060,159	400,740
Series 2-A Preferred Stock	365,445	164,816
Series 4-A Preferred Stock	17,364	17,364,000

Total		19,898,000

Holders of common stock were entitled to one vote per share held; holders of Series 1-A convertible preferred stock were entitled to 0.378 votes per share held; holders of Series 2-A convertible preferred stock were entitled to 0.451 votes per share held; and holders of Series 4-A convertible preferred stock were entitled to 1,000 votes per share held.

There were present in person or by proxy at the meeting stockholders representing a total of 18,296,783 votes or 91.95% of the total number of shares outstanding and entitled to vote at the meeting, meaning that a quorum was present.

At the meeting, the following persons were duly elected as directors of the Company and received the number of votes for election next to their names:

Name	Number of Votes
Phillip E. Kelly	18,281,506
I. Steven Edelson	18,281,506
Robert N. Schwartz	18,281,506
Dennis M. Smith	18,281,506
Stephen Stonefield	18,274,475
Luc Villette	18,281,506

The appointment of PricewaterhouseCoopers as our independent auditors for the fiscal year ending January 31, 2005 was also ratified by our stockholders at the meeting with a total of 18,296,727 votes cast in favor.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)	EXHIBITS:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

1.	On June 16, 2004, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing our financial results for the quarter ended April 30, 2004.

2.	On July 7, 2004, we filed a Current Report on Form 8-K announcing the sale of our subsidiary, Vsource (Texas) Inc.

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

Date: September 13, 2004

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