Form 10-Q
period 2004-10-31
VSOURCE INC
filed 2004-12-14
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

Number of shares of common stock outstanding as of November 30, 2004	2,074,236
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of November 30, 2004	67,600
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of November 30, 2004	3,900
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of November 30, 2004	0

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	October 31, 2004	January 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,814	$1,322
Restricted cash	205	473
Accounts receivable, net	2,272	1,062
Inventory	150	207
Prepaid expenses	286	475
Other current assets	2,028	2,129
Promissory note receivable	35	—
Current assets - discontinued operations	—	149

Total current assets	7,790	5,817

Property and equipment, net	2,965	4,348
Restricted cash, non-current	599	599
Non current assets - discontinued operations	—	70

Total assets	$11,354	$10,834

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,991	$2,256
Accrued expenses	2,145	3,366
Staff accruals	961	1,702
Advances from customers, current	14	906
Tax payable	134	22
Current liabilities - discontinued operations	—	298

Total current liabilities	5,245	8,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	October 31, 2004	January 31, 2004
	(Unaudited)
Commitments and contingencies (note 9)

Minority Interest	$1,079	$—

Non-redeemable Preferred Stock
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 945,008 shares issued and outstanding as of October 31 and January 31, 2004)
(Aggregate liquidation value is $2,363 as of October 31 and January 31, 2004)	2,326	2,326

Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 334,244 shares issued and outstanding as of October 31 and January 31, 2004)
(Aggregate liquidation value is $2,143 as of October 31 and January 31, 2004)	2,028	2,028

	4,354	4,354

Redeemable Preferred Stock
Preferred stock Series 4-A ($0.01 par value, 25,000 shares authorized; 17,364 shares issued and outstanding as of October 31 and January 31, 2004)
(Aggregate liquidation value is $34,728 as of October 31 and January 31, 2004)
(Aggregate redemption value is $52,092 as of October 31 and January 31, 2004)	25,404	14,521

Total preferred stock	29,758	18,875

Shareholders’ deficit:
Common stock ($0.01 par value, 500,000,000 shares authorized; 2,026,011 and 2,026,041 shares issued and outstanding as of October 31 and January 31, 2004, respectively)	20	20
Additional paid-in capital	86,554	86,554
Accumulated deficit	(111,134)	(102,986)
Other comprehensive loss	(168)	(179)

Total shareholders’ deficit	(24,728)	(16,591)

Total liabilities, preferred stock and shareholders’ deficit	$11,354	$10,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Revenues from

Services	$3,792	$4,069	$11,801	$12,998
Products	448	661	1,172	1,266

	4,240	4,730	12,973	14,264

Costs and expenses:
Cost of revenues from

Services	2,727	2,800	7,864	7,586
Products	386	534	977	985

	3,113	3,334	8,841	8,571
Selling, general and administrative expenses	2,937	4,700	8,304	12,051
Amortization of stock-based compensation	—	—	—	94
Expenses related to terminated merger with TEAM America	—	1,467	—	1,467

Total costs and expenses, net	6,050	9,501	17,145	22,183

Operating loss	(1,810)	(4,771)	(4,172)	(7,919)

Interest income	2	5	6	31
Interest expense	(8)	—	(10)	—
Gain on disposal of partial interest in a subsidiary	—	—	7,611	—

	$(1,816)	$(4,766)	$3,435	$(7,888)
Minority interest in loss of a subsidiary	313	—	566	—

Net profit/(loss) from continuing operations before taxation	$(1,503)	$(4,766)	$4,001	$(7,888)
Taxation	—	—	(118)	—

Net profit/(loss) from continuing operations after taxation	$(1,503)	$(4,766)	$3,883	$(7,888)

Discontinued operations

Loss from discontinued operations (including loss on disposal of $162,000)	—	—	(1,148)	—

Net profit/(loss)	$(1,503)	$(4,766)	$2,735	$(7,888)

Net loss available to common shareholders	$(5,352)	$(7,795)	$(8,148)	$(16,552)

Basic and diluted weighted average number of common shares outstanding	2,026,026	1,963,984	2,026,034	1,891,790

Loss per share available to common shareholders
Basic and diluted loss per share from continuing operations	$(2.64)	$(3.97)	$(3.45)	$(8.75)
Basic and diluted loss per share from discontinued operations	—	—	(0.57)	—

Net basic and diluted loss per share	$(2.64)	$(3.97)	$(4.02)	$(8.75)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended October 31,
	2004	2003
Cash flows from operating activities:
Net profit/(loss)	$2,735	$(7,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,689	1,670
Bad debt expense / (writeback)	(20)	679
Loss / (gain) on disposal of property and equipment	(4)	2
Amortization of stock-based compensation	—	94
Minority interest in loss of a subsidiary	(566)	—
Gain on disposal of partial interest in a subsidiary	(7,611)	—
Loss on disposal of discontinued operations	162	—
Write-off of expenses related to terminated merger with TEAM America	—	600
Changes in working capital components	(3,958)	620

Net cash used in operating activities	(7,573)	(4,223)

Cash flows from investing activities:
Purchase of property and equipment	(299)	(1,045)
Proceeds from sale of property and equipment	4	—
Expenses related to terminated merger with TEAM America	—	(278)
Advance to TEAM America	—	(500)
Deposit for purchase of loan and securities of TEAM America	—	(100)
Proceeds from disposal of partial interest in a subsidiary	9,490	—
Cash disposed of in conjunction with the disposal of Vsource Texas	(125)	—

Net cash provided by / (used in) investing activities	9,070	(1,923)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	34

Net cash provided by financing activities	—	34

Effect of exchange rates on cash	(5)	78

Net increase / (decrease) in cash and cash equivalents	1,492	(6,034)
Cash and cash equivalents at beginning of period	1,322	11,152

Cash and cash equivalents at end of period	$2,814	$5,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc. (“Vsource” or the “Company”) as of October 31, 2004 and January 31, 2004 and for the three and nine month periods ended October 31, 2004 and 2003, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2004. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein. Certain prior period information has been reclassified to conform to the current period presentation. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

As of October 31, 2004, the Company had a cash balance of $2.8 million. During the period, it has implemented cash conservation measures to reduce its operating losses and discontinued the non-profitable human capital management solutions segment by sale of Vsource (Texas) Inc. (“Vsource Texas”), a wholly owned subsidiary which was primarily engaged in this segment, for $46,000 (see Note 11 for details). Subsequent to period end, the Company completed an exchange offer with its preferred stockholders, and has accepted a purchase offer from Symphony House Berhad (“Symphony”), a 30.3% shareholder of Vsource Asia Berhad (“Vsource Asia”) (see Note 12 for details). As a result of the exchange offer, the Company has disposed of its entire investment in Vsource Asia, its principal operating subsidiary. Following the completion of these transactions, the Company’s staff will be reduced to less than ten (10) employees. Management’s immediate focus is on managing the remaining liabilities and continuing to provide certain consulting services to third parties, including Vsource Asia, under the existing contractual agreements. In addition, management intends to turn its attention to decisions relating to future activities of the Company which had been deferred pending completion of these transactions. Management believes that the Company has adequate funding following completion of these transactions for it to continue in operation for at least 12 months. Therefore, the Company has prepared its financial statements on a going concern basis.

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

Concentration of Revenue/Credit Risk

For the three months ended October 31, 2004, one customer, Gateway Japan Inc. (“Gateway”), accounted for 33% of total revenue as compared to 51% for the same period last year. For the nine months ended October 31, 2004, the same customer, Gateway, accounted for 37% of total revenue as compared to 60% for the same period last year. No other customer accounted for more than 10% of revenue during the quarter and the first nine months ended October 31, 2004. The revenue from Gateway has been declining as the installed base of Gateway’s customers in the Asia-Pacific region under warranty declines.

The Company believes that the resulting concentration of credit risk in accounts receivable is substantially mitigated by its ongoing credit evaluation process and the high level of creditworthiness of its customers. The Company performs ongoing credit evaluations of its customers and sets conditions and limits the amount of credit extended when deemed necessary. The Company generally does not require collateral from its customers. As of October 31, 2004, Gateway, accounted for 21% of accounts receivable. As of January 31, 2004, the same customer, Gateway, accounted for 48% of accounts receivable.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Restricted Cash

Restricted cash, current portion relates to cash held in trust for certain customers. Restricted cash, non current represents deposits with a bank to secure standby letters of credit established for the benefit of a customer and a vendor.

3. Other Current Assets

	October 31, 2004	January 31, 2004
	(in thousands)
Other current assets:
Deferred costs	$1,241	$1,031
Deposits	560	675
Other receivables	227	423

	$2,028	$2,129

4. Net Loss Available to Common Shareholders

The following table is a calculation of net loss available to common shareholders:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net profit/(loss)	$(1,503)	$(4,766)	$2,735	$(7,888)
Less: Deemed non-cash dividend to preferred shareholders	(3,849)	(3,029)	(10,883)	(8,664)

Net loss available to common shareholders	$(5,352)	$(7,795)	$(8,148)	$(16,552)

$3.8 million was recorded as deemed dividend to preferred shareholders as a result of the amortization of beneficial conversion feature and the accretion of the redemption value on the Series 4-A convertible preferred stock in issue during the quarter ended October 31, 2004.

5. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method. Because the Company had a net loss available to common shareholders for the three and nine-month periods ended October 31, 2004 and 2003, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Comprehensive Loss

The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net loss available to common shareholders	$(5,352)	$(7,795)	$(8,148)	$(16,552)
Other comprehensive gain/(loss) foreign currency translations	3	(144)	11	(40)

Comprehensive loss	$(5,349)	$(7,939)	$(8,137)	$(16,592)

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

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss available to common shareholders	$(5,352)	$(7,795)	$(8,148)	$(16,552)
Add: Stock-based employee compensation expense included in reported net income	—	—	—	94
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(341)	(437)	(1,089)	(1,619)

Net loss	$(5,693)	$(8,232)	$(9,237)	$(18,077)

Basic and diluted net loss available to common shareholders per share
As reported	$(2.64)	$(3.97)	$(4.02)	$(8.75)
Pro forma	$(2.81)	$(4.19)	$(4.56)	$(9.56)

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

9. Commitments and Contingencies

Commitments

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through 2007. Certain of these leases contain renewal options. As of October 31, 2004, future minimum lease commitments were as follows (in thousands):

For the Years Ending January 31,
2005 (remainder)	$357
2006	1,078
2007	685

$2,120

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Commitments

As of October 31, 2004, the Company had standby letters of credit with a maximum potential future payment of $0.6 million. These standby letters of credit are secured by way of a cash deposit, of an equivalent value, with the issuing banks.

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

Subsequent to period end, most of the Company’s operations were discontinued as a result of a series of transactions (see Note 12 for details). However, the Company will continue to provide certain consulting services to third parties, including Vsource Asia, under the existing contractual agreements.

The following table sets forth summary information by segment for the three- and nine- month periods ended October 31, 2004 and 2003 (in thousands):

	Three months ended October 31, 2004		Nine months ended October 31, 2004
	Segment Revenue	Segment Gross Margin/(Loss)	Segment Revenue	Segment Gross Margin/(Loss)
Warranty solutions	$1,663	$1,062	$5,453	$3,306
Human resource solutions	592	(102)	1,996	(245)
Vsource Foundation Solutions	1,412	158	3,853	916
Sales solutions	573	9	1,671	155

Total	$4,240	$1,127	$12,973	$4,132

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended October 31, 2003		Nine months ended October 31, 2003
	Segment Revenue	Segment Gross Margin/(Loss)	Segment Revenue	Segment Gross Margin/(Loss)
Warranty solutions	$2,502	$1,460	$8,812	$5,100
Human resource solutions	762	(455)	1,471	(668)
Vsource Foundation Solutions	490	141	1,387	458
Sales solutions	976	250	2,594	803

Total	$4,730	$1,396	$14,264	$5,693

A reconciliation of consolidated segment gross margin to consolidated loss for the three- and nine- month periods ended October 31, 2004 and 2003 is as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Consolidated segment gross margin	$1,127	$1,396	$4,132	$5,693
Consolidated selling, general and administrative expenses	(2,937)	(4,700)	(8,304)	(12,051)
Amortization of stock-based compensation	—	—	—	(94)
Interest expense and interest income	(6)	5	(4)	31
Gain on disposal of subsidiaries	—	—	7,611	—
Minority interest in loss of a subsidiary	313	—	566	—
Expenses related to the terminated merger with TEAM America	—	(1,467)	—	(1,467)

Net profit/(loss) from continuing operations before taxation	$(1,503)	$(4,766)	$4,001	$(7,888)

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

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss from discontinued operation consisted of losses incurred by the discontinued operation prior to the disposal and the loss on disposal of interest in Vsource Texas, the details of which are as follows (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Revenue	$—	—	$254	—
Cost of revenue	—	—	(893)	—

	—	—	639	—
Selling, general and administrative expenses	—	—	347	—

Operating loss	—	—	986	—
Loss on disposal of interest in Vsource Texas	—	—	162	—

Loss from discontinued operations	—	—	1,148	—

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

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized net assets of the discontinued operations of human capital management solutions were as follows:-

	October 31, 2004	January 31, 2004
	(Unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	—	$130
Prepaid expenses	—	19

	—	149
Property and equipment, net	—	70

Total assets	—	219

CURRENT LIABILITIES
Accounts payable	—	40
Accrued expenses and staff accruals	—	85
Accrued payroll, insurance and workers’ compensation	—	173

	—	298

NET LIABILITIES	—	79

12. Subsequent events

On November 22¸ 2004, the Company contributed its 61.2% ownership interest in Vsource Asia to a new wholly owned subsidiary of the Company incorporated in the British Virgin Islands (“Asia Holding Co.”). Immediately thereafter, the Company completed an exchange offer pursuant to which the holders of its Series 1-A, Series 2-A and Series 4-A Preferred Stock (the “Preferred Stock”) could exchange their Preferred Stock for common shares of Asia Holding Co. at certain exchange ratios (the “Exchange Offer”). Up to November 22, 2004, 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock were tendered to the Company and subsequently cancelled. The Company then tendered its remaining 0.5% interest to Symphony, at a price of $0.158 per share, pursuant to a tender offer conducted by Symphony for shares of Asia Holding Co. The Company received $81,938 in cash proceeds as a result of the sale of its remaining shares in Asia Holding Co. to Symphony.

As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co. In fiscal 2004, Vsource Asia generated approximately 99% of the Company’s combined revenues.

Symphony also entered into an agreement (the “Symphony Purchase Agreement”) pursuant to which it agreed to purchase Vsource common stock and warrants from certain preferred stockholders. As a result of the Symphony Purchase Agreement, which was completed on November 24, 2004, Symphony acquired approximately 32% of the common stock of the Company and warrants which, if exercised, would result in Symphony owning approximately 54.5% of the outstanding common stock of the Company.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the unaudited pro forma condensed balance sheet as at October 31, 2004 as if the transactions described above (the “Transactions”) had taken place on October 31, 2004:

	Historical (1)	Proforma adjustments		Proforma
ASSETS
Current assets:
Cash and cash equivalents	$2,814	$(397	)(2)	$2,499
		82	(3)
Restricted cash	205	(97	)(2)	108
Accounts receivable, net	2,272	(2,272	)(2)	—
Prepaid expenses	286	(126	)(2)	160
Inventories	150	(150	)(2)	—
Other current assets*	2,028	(234	)(2)	1,444
		(350	)(2)
Promissory note	35	—		35

Total current assets	7,790	(3,544)		4,246

Property and equipment, net	2,965	(2,914	)(2)	51
Restricted cash, non-current	599	(349	)(2)	250

Total assets	$11,354	$(6,807)		$4,547

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$1,991	$(1,724	)(2)	$267
Accrued expenses	2,145	(1,146	)(2)	999
Staff accruals	961	(761	)(2)	200
Advances from customers – current	14	(14	)(2)	—
Tax Payable	134	(19	)(2)	115

Total current liabilities	5,245	(3,664)		1,581

Minority interest	1,079	(1,079	)(2)	—

Non-redeemable preferred stock:
Preferred stock Series 1-A	2,326	(2,160	)(3)	166
Preferred stock Series 2-A	2,028	(2,004	)(3)	24

	4,354	(4,164)		190
Redeemable preferred stock:
Preferred stock Series 4-A	25,404	(25,404	)(3)	—

Total preferred stock	29,758	(29,568)		190

Shareholders’ equity/(deficit):
Common stock	20	—		20
Additional paid-in-capital	86,554	(19,190	)(3)	67,364
Accumulated deficit	(111,134)	13,557	(2)	(64,550)
		33,027	(3)
Other comprehensive income	(168)	110	(2)	(58)

Total shareholders’ equity/(deficit)	(24,728)	27,504		2,776

Total liabilities, preferred stock and shareholders’ equity/(deficit)	$11,354	$(6,807)		$4,547

*	including a receivable from Vsource Asia of $1.4 million.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the unaudited pro forma condensed consolidated results of operations for the three months ended October 31, 2004, as if the Transactions had taken place:

	Historical (1)	Pro forma adjustments		Pro forma
Revenues from
Services	$3,792	$(3,792	)(4)	$—
Products	448	(448	)(4)	—

	4,240	(4,240)		—
Cost and expenses:
Cost of revenues from
Services	2,727	(2,729	)(4)	(2)
Products	386	(386	)(4)	—

	3,113	(3,115)		(2)

Selling, general and administrative expenses	2,937	(2,455	)(4)	482
Expenses related to terminated merger with TEAM America	—	—		—
Amortization of stock-based compensation	—	—		—

Total costs and expenses	6,050	(5,570)		480

Operating loss	(1,810)	1,330	(4)	(480)
Interest income	2	—		2
Interest expense	(8)	—		(8)
Gain on disposal of partial interest in a subsidiary	—	—		—

	(1,816)	1,330		(486)
Minority interest in loss of a subsidiary	313	(313	)(4)	—

Net loss from continuing operations before taxation	(1,503)	1,017		(486)
Taxation	—	—		—

Net loss from continuing operations after taxation	(1,503)	1,017		(486)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the unaudited pro forma condensed consolidated results of operations for the nine months ended October 31, 2004, as if the Transactions had taken place :

	Historical (1)	Pro forma adjustments		Pro forma
Revenues from
Services	$11,801	$(11,639	)(4)	$162
Products	1,172	(1,172	)(4)	—

	12,973	(12,811)		162
Cost and expenses:
Cost of revenues from
Services	7,864	(7,862	)(4)	2
Products	977	(977	)(4)	—

	8,841	(8,839)		2

Selling, general and administrative expenses	8,304	(7,238	)(4)	1,066
Expenses related to terminated merger with TEAM America	—	—		—
Amortization of stock-based compensation	—	—		—

Total costs and expenses	17,145	(16,077)		1,068

Operating loss	(4,172)	3,266		(906)
Interest income	6	—		6
Interest expense	(10)	—		(10)
Gain on disposal of partial interest in a subsidiary	7,611	(7,611)		—

	3,435	(4,345)		(910)
Minority interest in loss of a subsidiary	566	(566	)(4)	—

Net profit /(loss) from continuing operations before taxation	4,001	(4,911)		(910)
Taxation	(118)	118	(4)	—

Net profit / (loss) from continuing operations after taxation	3,883	(4,793)		(910)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the unaudited pro forma condensed consolidated results of operations for the three months ended October 31, 2003, as if the Transactions had taken place :

	Historical (1)	Pro forma adjustments		Pro forma
Revenues from
Services	$4,069	$(4,069	)(4)	$—
Products	661	(661	)(4)	—

	4,730	(4,730)		—
Cost and expenses:
Cost of revenues from
Services	2,800	(2,739	)(4)	61
Products	534	(534	)(4)	—

	3,334	(3,273)		61

Selling, general and administrative expenses	4,700	(4,259	)(4)	441
Expenses related to terminated merger with TEAM America	1,467	—		1,467
Amortization of stock-based compensation	—	—		—

Total costs and expenses	9,501	(7,532)		1,969

Operating loss	(4,771)	2,802		(1,969)
Interest income	5	—		5
Interest expense	—	—		—
Gain on disposal of partial interest in a subsidiary	—	—		—

	(4,766)	2,802		(1,964)
Minority interest in loss of a subsidiary	—	—		—

Net loss from continuing operations before taxation	(4,766)	2,802		(1,964)
Taxation	—	—		—

Net loss from continuing operations after taxation	(4,766)	2,802		(1,964)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the unaudited pro forma condensed consolidated results of operations for the nine months ended October 31, 2003, as if the Transactions had taken place:

	Historical (1)	Pro forma adjustments		Pro forma
Revenues from
Services	$12,998	$(12,968	)(4)	$30
Products	1,266	(1,266	)(4)	—

	14,264	(14,234)		30
Cost and expenses:
Cost of revenues from
Services	7,586	(7,494	)(4)	92
Products	985	(985	)(4)	—

	8,571	(8,479)		92

Selling, general and administrative expenses	12,051	(9,699	)(4)	2,352
Expenses related to terminated merger with TEAM America	1,467	—		1,467
Amortization of stock-based compensation	94	(39)		55

Total costs and expenses	22,183	(18,217)		3,966

Operating loss	(7,919)	3,983		(3,936)
Interest income	31	—		31
Interest expense	—	—		—
Gain on disposal of partial interest in a subsidiary	—	—		—

	(7,888)	3,983		(3,905)
Minority interest in loss of a subsidiary	—	—		—

Net loss from continuing operations before taxation	(7,888)	3,983		(3,905)
Taxation	—	—		—

Net loss from continuing operations after taxation	(7,888)	3,983		(3,905)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Notes to the pro forma condensed consolidated financial information:

(1)	Reflects historical amounts derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2004 and 2003.

(2)	Reflects the transfer of the Company’s 61.2% interest in Vsource Asia to Asia Holding Co., and the exchange of the common shares of Asia Holding Co. for the redemption of the Series 1-A, 2-A and 4-A preferred shares based on the respective percentage of acceptance. The gain realized by the Company associated with the Exchange, net of transaction expense of $350,000, results in a reduction to the accumulated deficit.

(3)	Based on the actual redemption of the Series 1-A, 2-A and 4-A preferred stock for Vsource’s interest in Asia Holding Co. For pro forma purposes, the carrying value of the preferred stock as of October 31, 2004, plus the amount previously recognized in the additional paid-in capital for the beneficial conversion feature associated with the preferred stock, was eliminated. A deemed dividend was recognized based on the difference between these carrying values and the value of the Company’s interest in Asia Holding Co. The deemed dividend of $33,027,000 was directly credited to the accumulated deficit.

(4)	Reflects the removal of the results of operations of Vsource Asia for the periods presented, including an allocation of costs incurred by Vsource pertaining to Vsource Asia’s operations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings.

RECENT DEVELOPMENTS

On November 22¸ 2004, Vsource contributed its 61.2% ownership interest in Vsource Asia Berhad (“Vsource Asia”), its principal operating subsidiary, to a new wholly owned subsidiary of the Company incorporated in the British Virgin Islands (“Asia Holding Co.”). Immediately thereafter, Vsource completed an exchange offer pursuant to which the holders of its Series 1-A, Series 2-A and Series 4-A Preferred Stock (the “Preferred Stock”) could exchange their Preferred Stock for common shares of Asia Holding Co. at certain exchange ratios (the “Exchange Offer”). Effective upon the completion of the Exchange Offer on November 22, 2004, 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock were tendered to the Company and subsequently cancelled. Vsource then tendered its remaining 0.5% interest in Asia Holding Co. to Symphony House Berhad (“Symphony”), a 30.3% shareholder of Vsource Asia, at a price of $0.158 per share pursuant to a tender offer being conducted by Symphony for shares of Asia Holding Co. Vsource received $81,938 in cash proceeds as a result of the sale of its remaining shares in Asia Holding Co. to Symphony.

As a result of the Exchange Offer, Vsource no longer has an ownership interest in Vsource Asia or in Asia Holding Co. In fiscal 2004, Vsource Asia generated approximately 99% of the Company’s combined revenues.

Symphony also entered into an agreement (the “Symphony Purchase Agreement”) pursuant to which it agreed to purchase Vsource common stock and warrants from certain preferred stockholders. As a result of the Symphony Purchase Agreement, which was completed on November 24, 2004, Symphony acquired approximately 32% of the common stock of Vsource and warrants which, if exercised, would result in Symphony owning approximately 54.5% of the outstanding common stock of Vsource.

Prior to the Exchange Offer discussed above, Vsource and the holders of Vsource’s Series 4-A Preferred Stock were parties to a Stockholders Agreement and a Registration Rights Agreement, each dated as of October 25, 2000, which gave the Series 4-A Stockholders significant control over Vsource’s operations and actions and provided certain registration rights to such holders. In connection with the Exchange Offer, the Stockholders Agreement and Registration Rights Agreement have both been terminated. The terms and conditions of the Stockholders Agreement and the Registration Rights Agreement are described in more detail under the heading “Termination of Registration Rights Agreement and Stockholders Agreement” in the Company’s Exchange Offer and Consent Solicitation Circular (the “Circular”), which was filed as an exhibit to the Company’s Schedule TO, which Vsource filed with the SEC on October 18, 2004. In addition, in connection with the Exchange Offer a majority of the outstanding shares of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 4-A Preferred Stock, each voting as a separate class, agreed that the transactions completed in connection with the Exchange Offer would not be a deemed liquidation, dissolution or winding up of the Company. This waiver is described in greater detail in the Circular under the heading “Request for Waiver of Liquidation Rights of the Preferred Stock”, which information is incorporated herein by reference.

On December 6, 2004, Vsource announced the resignation of Phillip E. Kelly as Chairman of the Board and Chief Executive Officer of Vsource. In addition, Vsource announced that Dennis M. Smith, Vice Chairman and Chief Financial Officer, replaced Mr. Kelly as Chairman of the Board and Chief Executive Officer of Vsource. Information regarding Mr. Smith’s biography and compensation arrangements with the Company can be found in Vsource’s most recent proxy statement, which is herein incorporated by reference.

Vsource also announced that Luc Villette and I. Steven Edelson resigned as members of the Board of Directors of the Company with effect from November 30, 2004.

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2005” AND “2004” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2005 AND 2004, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

For the quarter ended October 31, 2004, our revenues decreased by 10% to $4.24 million from $4.73 million for the same period in the last fiscal year. For the nine months ended October 31, 2004, our revenues decreased by 9% to $12.97 million from $14.26 million during the same period a year ago. However, excluding revenue of $0.33 million and $0.68 million from TEAM America, Inc. (“TEAM America”) from the same periods a year ago, which we subsequently wrote off as bad debt following TEAM America’s Chapter 11 proceedings, the decline in our revenues would have been less pronounced, amounting to 4% and 5%, respectively, for the third quarter and the first nine months of 2005 compared to the same periods in 2004. Our primary source of revenues was fees earned from delivering business process outsourcing solutions such as warranty solutions, human resource solutions and Vsource Foundation Solutions. We also derived revenues from the sales of products through our sales solutions.

The principal cause of the decrease in revenue was a 34% and 38% decline, respectively, in warranty solutions revenues during the third quarter and first nine months of 2005 compared to the same periods in 2004. Warranty solutions, which continued to constitute our largest line of business, declined from $2.50 million in the third quarter of 2004 to $1.67 million in the third quarter of 2005. Our warranty solutions revenue was primarily derived from a three-year support services agreement (the “Support Services Agreement”) to support the warranty obligations of Gateway Japan Inc. (“Gateway”) with respect to its installed base of end users in the Asia-Pacific region. Because Gateway terminated its operations in the region in 2001 and therefore is not selling any new products in Asia, revenues from the Support Services Agreement have been declining and are expected to continue to decline as the installed base of end users who will be covered by Gateway’s warranties declines over time. We also experienced declines of 41% and 36%, respectively, in sales solution revenue during the third quarter and first nine months of 2005 compared to the same periods a year ago. The decrease was primarily attributable to the expected decline in sales of extended warranties and out-of-warranty repairs for Gateway products, as more of Gateway’s products reached an age where it became increasingly more cost-effective for most end users to simply purchase new computers rather than to incur costs to maintain their existing computers.

The declines in revenues from our warranty solutions and sales solutions were partially offset by increases in revenues from our human resource solutions and Vsource Foundation Solutions, which collectively increased by 60% and 105% respectively, during the third quarter and first nine months of 2005 compared to the same periods a year earlier. Excluding $0.68 million of human resource solutions revenue attributable to TEAM America in 2004, which we subsequently wrote off, the collective increase would have been 118% and 168%, respectively, during the third quarter and first nine months of 2005 compared to the same periods a year ago. These increases reflected several factors:

•	the completion or near completion of the build-out of these services for several major clients;

•	the resulting transition to full-scale delivery of recurring services and the expansion of our scope of services to those clients; and

•	the acquisition of several new clients during the fourth quarter of 2004 and the first nine months of 2005, including clients serviced by our new shared services center in Taiwan, which we opened in November 2003.

Our operating loss decreased by 62% from $4.77 million during the third quarter of 2004 to $1.81 million in the third quarter of 2005, and by 47% from $7.92 million during the first nine months of 2004 to $4.17 million during the first nine months of 2005. This decrease was primarily attributable to a 38% and 31% reduction, respectively, in selling, general and administrative related costs during the third quarter and first nine months of 2005 compared to the same periods a year ago. However, this was offset in part by a 10% and 9% drops in revenue during the third quarter and first nine months of 2005, respectively, compared to the same periods a year earlier. Excluding $1.47 million of expenses associated with the merger with TEAM America, however, we would have reduced our operating loss by 45% during the third quarter of 2005 and by 35% during the first nine months of 2005, compared to the same periods a year ago.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Revenues from
Services	$3,792	$4,069	$11,801	$12,998
Products	448	661	1,172	1,266

	4,240	4,730	12,973	14,264

Revenue from

Warranty solutions	1,663	2,502	5,453	8,812
Human resource solutions	592	762	1,996	1,471
Vsource Foundation Solutions	1,412	490	3,853	1,387
Sales solutions	573	976	1,671	2,594

	4,240	4,730	12,973	14,264

Cost and expenses:
Cost of revenue from

Services	2,727	2,800	7,864	7,586
Products	386	534	977	985

	3,113	3,334	8,841	8,571
Cost of revenues from
Warranty solutions	601	1,042	2,147	3,712
Human resource solutions	694	1,217	2,241	2,139
Vsource Foundation Solutions	1,254	349	2,937	929
Sales solutions	564	726	1,516	1,791

	$3,113	$3,334	$8,841	$8,571

Selling, general and administrative expenses	$2,937	$4,700	$8,304	$12,051
Amortization of stock-based compensation	—	—	—	94
Expenses related to the terminated merger with TEAM America	—	1,467	—	1,467

Total costs and expenses, net	6,050	9,501	17,145	22,183

Operating loss	(1,810)	(4,771)	(4,172)	(7,919)

Interest income	2	5	6	31
Interest expense	(8)	—	(10)	—

	(1,816)	(4,766)	(4,176)	(7,888)

Gain on disposal of partial interest in a subsidiary	—	—	7,611	—
Minority interest in loss of a subsidiary	313	—	566	—

Net profit/(loss) from continuing operations before taxation	$(1,503)	$(4,766)	$4,001	$(7,888)
Taxation	0	—	(118)	—

Net profit/(loss) from continuing operations after taxation	$(1,503)	$(4,766)	$3,883	$(7,888)
Discontinued operations :

Loss from discontinued operations (including loss on disposal of $162,000)	—	—	(1,148)	—

Net profit/(loss) after taxation	$(1,503)	$(4,766)	$2,735	$(7,888)

Earnings / (loss) per share available to common shareholders
Basic and diluted loss per share from continuing operations	$(2.64)	$(3.97)	$(3.45)	$(8.75)
Basic and diluted loss per share from discontinued operations	$—	—	$(0.57)	—

Net basic and diluted loss per share	$(2.64)	$(3.97)	$(4.02)	$(8.75)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – THREE AND NINE MONTHS ENDED OCTOBER 31, 2004, COMPARED TO THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2003

REVENUE

During the third quarter and first nine months of 2005, revenue was derived from business process outsourcing solutions: warranty solutions, human resource solutions, Vsource Foundation Solutions and sales solutions. Revenue from sales solutions included revenue from sales of products and services.

Total revenue decreased to $4.24 million for the third quarter of 2005, from $4.73 million for the same period a year ago, representing a decrease of $0.49 million or 10%. Services revenue for the third quarter of 2005 decreased 7% to $3.79 million from $4.07 million in the same period a year ago, and product revenue experienced a 32% drop to $0.45 million in the third quarter of 2005 from $0.66 million in the same period a year ago. Excluding $0.33 million of human resource solutions revenues attributable to TEAM America in 2004, which we subsequently wrote off, total revenue decreased by only 4% and services revenue increased by 1%. These decreases were the result of decreases in revenue of $0.84 million and $0.40 million, respectively, from our warranty solutions and sales solutions. However, we experienced growth in revenue from our human resource solutions and Vsource Foundation Solutions, which collectively increased by 60% or $0.75 million (118%, or $1.08 million, if TEAM America-related revenues are excluded from our 2004 revenues), reflecting continuing growth in these two lines of business, as we expanded our services to existing clients and acquired new clients.

For the first nine months of 2005, total revenue declined to $12.97 million from $14.26 million for the same period a year ago, representing a decrease of 9%. Services revenue decreased 9% in the first nine months of 2005 to $11.80 million from $13.00 million in the first nine months of 2004. Product revenue also decreased by 7% from $1.27 million in the first nine months of 2004 to $1.17 million in the same period of 2005. Excluding $0.68 million of human resource solutions revenues attributable to TEAM America in 2004, total revenue and services revenue decreased by only 5% and 4% respectively. These decreases were the result of declines of $3.36 million in warranty solutions revenues. However, this decline in revenue was partially offset by the higher revenue achieved in our human resource solutions and Vsource Foundation Solutions lines of business, which collectively increased by 105% or $2.99 million (168%, or $3.67 million, if TEAM America-related revenues are excluded from our 2004 revenues).

During the quarter ended October 31, 2004, warranty solutions, which constituted 44% of our services revenue and 39% of our total revenue, declined by 34% or $0.84 million. A similar decline of $3.36 million, or 38%, occurred in the first nine months of 2005, with revenue dropping to $5.45 million from $8.81 million during the same period a year ago. These decreases were mainly attributable to the decrease in revenue from Gateway, as more of Gateway’s products reached an age where it became increasingly more cost-effective for most end users to simply purchase new computers rather than to obtain warranty support. The decline in Gateway-related warranty solutions revenue was offset in part by an increase of 147% or $0.42 million in warranty solutions revenue from other clients.

Human resource solutions revenue decreased by 22% or $0.17 million in the third quarter of 2005 as compared to the same period a year ago. The first nine months of 2005 saw an increase of $0.53 million with revenue of $2.00 million as compared to $1.47 million in the same period of 2004. These increases do not reflect the true rate of growth in this business during these periods, however, due to the inclusion of $0.33 million and $0.68 million respectively, of TEAM America-related human resource solutions revenue in the third quarter and first nine months of 2004, which subsequently was written off as bad debt following TEAM America’s Chapter 11 proceedings. Excluding the TEAM America-related revenues, human resource solutions revenue increased by 38% and 152% during the third quarter and first nine months of 2005, respectively, compared to revenue during the same periods a year ago. These increases were mainly attributable to the completion of implementation for two of our existing clients, as well as expansion of our relationship with existing clients and acquisition of new clients.

Vsource Foundation Solutions revenue increased 188% from $0.49 million to $1.41 million in the third quarter of 2005. Revenue for the first nine months of 2005 was $3.85 million, representing an increase of $2.47 million or 178%, as compared to $1.39 million recorded for same period in 2004. These increases were mainly due to the expansion of our new operations center in Taipei to support telemarketing services in Taiwan. In addition, we continued to expand services with existing clients and successfully acquired new clients during these periods.

Sales solutions revenue declined by 41% or $0.40 million for the quarter ended October 31, 2004 as compared to the same period a year ago, and declined by 36% or $0.92 million for the first nine months of 2005 compared to the same period a year ago. The decrease was primarily attributable to the expected decline in sales of extended warranties and out-of-warranty repairs for Gateway products, as more of Gateway’s products reached an age where it became increasingly more cost-effective for most end users to simply purchase new computers rather than to incur costs to maintain their existing computers. The decrease was also attributable to the termination of our sale solutions arrangements with Palm Inc. in December 2003. The decline of Gateway-related sales solutions revenues was slightly offset by the increase of $0.30 million of sales of computers and computer products attributable to a client in Japan for the first nine months of 2005. Similar revenue for the quarter only increased marginally.

COST OF REVENUE

During the third quarter of 2005, cost of revenues consisted primarily of employee-related costs, subcontracting costs, and parts and repair costs associated with providing customers with goods and services. Other cost of revenue included freight, duties, telecommunications and onsite support.

Cost of revenues decreased by 7% in the third quarter of 2005 from $3.33 million to $3.11 million, while the drop in revenue was 10%. Excluding cost of revenues of $0.19 million attributable to TEAM America during the third quarter of 2004, cost of revenue would have decreased by 1%. Total cost of revenues for the third quarter of 2005 represented 73% of total revenues as compared to 70% for the same period a year ago. However, if TEAM America-related revenue and cost of revenue are excluded from our 2004 results, then total cost of revenues for the third quarter of 2004 would have represented 72% of total revenues. Cost of revenue from services for the third quarter of 2005 decreased by 3% from $2.80 million to $2.73 million. The decline was mainly attributable to lower costs incurred for our Gateway warranty solutions which was in line with the decrease in Gateway warranty solutions revenue. For the third quarter ended October 31, 2004, cost of revenues for products decreased by 28% from $0.53 million to $0.39 million. The decline in cost of revenues for products was in line with the decrease in our product revenues.

Total cost of revenues for the first nine months of 2005 increased to $8.84 million from $8.57 million, a marginal increase of $0.27 million or 3%, although we recorded a decline in our revenues of 9% for the same period. Excluding cost of revenues of $0.27 million attributable to TEAM America during the first nine months of 2004, total cost of revenue would have increased by 6%. For the first nine months of 2005, total cost of revenues represented 68% of total revenues as compared to 60% for the same period a year ago (61% if TEAM America-related revenue and cost of revenue are excluded from our 2004 results). This increase was mainly attributable to the increase in our cost of revenues from services, which grew from $7.59 million to $7.86 million, representing an increase of 4% or $0.28 million. Cost of revenues for products for the first nine months of 2005 did not change significantly as compared to the same period a year ago. The higher cost of revenues recorded for the first nine months of 2005 was mainly attributable to our expansion of Vsource Foundation Solutions that caused an increase of 216% in cost to $2.94 million from $0.93 million for the same period a year ago. Cost of revenues for human resource solutions increased marginally by $0.10 million for the first nine months of 2005. These increases were offset in part by the decrease of cost of revenues in warranty solutions and sales solutions of $1.57 million and $0.28 million respectively.

The decline of 42% in cost of revenues for warranty solutions to $0.60 million from $1.04 million for the third quarter ended October 31, 2004 was mainly attributable to the lower costs incurred for our Gateway warranty solutions. The first nine months of 2005 saw a decline of $1.57 million in warranty solutions’ cost of revenue to record costs of $2.15 million as compared to $3.71 million for the same period a year ago. We were able to effectively reduce warranty solution costs in line with declines in the same segment revenues by running our warranty solutions business more efficiently and reducing costs, particularly sub-contractor costs, in line with lower revenues.

Our human resource solutions’ cost of revenues decreased 43% for the third quarter of 2005 to $0.69 million. However, for the first nine months of 2005, cost of revenue increased marginally by 5% to $2.24 million. Cost of revenues from our human resource solutions constituted 117% of same segment revenues and 16% of total revenues in the third quarter of 2005, compared to 160% and 26%, respectively, in the same period in 2004 (which would have been 239% and 23%, respectively, if TEAM America-related revenue and cost of revenue were excluded from our third quarter 2004 results). For the nine months ended October 31, 2004, cost of revenues from human resource solutions constituted 112% of the same segment revenues and 17% of total revenues compared to 145% and 15% respectively, in the same period in 2004 (which would have been 236% and 14%, respectively, if TEAM America-related revenue and cost of revenue were excluded from our third quarter 2004 results). The decrease in cost as a percentage of same segment revenues for the quarter and the nine months period ended October 31, 2004 reflected the completion of the build-out of infrastructure and operations to support this line of business and our ability to generate more recurring transactional fees using this infrastructure as we began to realize economies of scale for our major existing customers.

The decline in cost of revenues for warranty solutions and human resource solutions were partially offset by the significant increases recorded in our Vsource Foundation Solutions. In the third quarter of 2005, costs of revenues from Vsource Foundation Solutions represented 89% of same segment revenues and 30% of total revenues, compared to 71% and 7%, respectively, in the same period in 2004. The increase in cost as a percentage of same segment revenues was the result of our efforts in building out our infrastructure in our new center in Taiwan. Apart from the cost incurred for Taiwan, higher costs were also incurred in our shared service center in Malaysia for new clients acquired. In the first nine months of 2005, cost of revenue from Vsource Foundation Solutions constituted 76% of same segment revenues and 23% of total revenues.

Cost of revenues from sales solutions constituted 98% of same segment revenue and 13% of total revenues in the third quarter of 2005, compared to 74% and 15%, respectively, in the same period a year ago. In the first nine months of 2005, cost of revenue from sales solutions constituted 91% of same segment revenues and 12% of total revenues, compared to 69% and 13%, respectively, in the same period a year ago. The increase in cost as a percentage of same-segment revenues was the result of the higher product costs incurred in connection with the sale of computers and computer parts and the significant decline in Gateway related sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

During the third quarter and first nine months of 2005, selling, general and administrative expenses consisted primarily of employee-related costs, such as salaries of administrative and support personnel, benefits and commissions; travel expenses, recruitment expenses, promotional and advertising expenses, insurance premiums, rentals and costs relating to certain other third-party professional services. Our selling, general and administrative expenses in the third quarter of 2005 were mainly comprised of employee-related expenses of $1.42 million, depreciation of $0.38 million, rental of $0.35 million, traveling expenses of $0.10 million and insurance expenses of $0.20 million. Selling, general and administrative expenses in the first nine months of 2005 were mainly comprised of employee-related expenses of $3.99 million, depreciation of $1.14 million, rental of $1.01 million, traveling expenses of $0.42 million and insurance expenses of $0.60 million.

Selling, general and administrative expenses declined $1.76 million from $4.70 million during the third quarter of 2004 to $2.94 million during the same period in 2005. For the third quarter of 2005, selling, general and administrative expenses represented 69% of total revenue. A decrease of $3.75 million was recorded for the first nine months of 2005 from $12.05 million in the first nine months of 2004 to $8.30 million in same period of 2005. Selling, general and administrative expenses represented 64% of total revenue compared to 84% in the same period a year ago. We were able to reduce expenses by 38% and 31% for the third quarter and first nine months of 2005, respectively, by implementing cost reduction initiatives and streamlining our administrative structure.

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

TAXATION

Tax expense of $0.1 million was accrued for the first nine months of 2005. This was for federal and state taxes payable resulting from gains on the disposal of partial interest in a subsidiary.

MINORITY INTEREST IN GAIN/ (LOSS) OF A SUBSIDIARY

Minority interest of $313,000 was recorded for the third quarter of 2005 as a result of the share of the loss recorded by Vsource Asia for the same period. Minority interest for the first nine months of 2005 was at $566,000 as a result of the loss recorded for the same period. This is the share of the loss that is attributable to Symphony House Berhad and the other investors’ minority ownership in Vsource Asia.

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

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The weighted average number of shares of 2,026,026 for the third quarter of 2005 increased from 1,963,984 for the third quarter of 2004, representing an increase of 62,042 shares. These increases mainly resulted from the conversion of Series 1-A convertible preferred stock into 43,527 shares of common stock and conversion of Series 2-A convertible preferred stock into 14,071 shares of common stock during 2004. The weighted average number of shares of common stock of 2,026,034 for the first nine months of 2005 increased from 1,891,790 for the first nine months of 2004, an increase of 134,244.

BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method. Because we had a net loss for the three and nine-month periods ended October 31, 2004 and 2003, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

In the third quarter of 2005, the basic and diluted loss per share available to common shareholders from continuing operations was $2.64 compared to $3.97 of the same period in 2004. This was mainly attributable to the larger number of common shares outstanding and smaller net loss available to common shareholders in the third quarter of 2005 compared to the same period of 2004. For the first nine months of 2005, the basic and diluted loss per share available to common shareholders from continuing operations of $3.45 was much lower as compared to the same period of 2004 of $8.75 due to the gain from the disposal of the partial interest in Vsource Asia during the first quarter of 2005.

Basic and diluted loss per share available to common shareholders from discontinued operations was nil for the third quarter of 2005 and $0.57 for the first nine months of 2005.

CRITICAL ACCOUNTING POLICIES

For critical accounting policies affecting us, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 31, 2004. Critical accounting policies affecting us have not changed materially since January 31, 2004.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT OCTOBER 31, 2004, COMPARED TO JANUARY 31, 2004:

CASH AND CASH EQUIVALENTS

As of October 31, 2004, cash and cash equivalents totaled $2.8 million, representing an increase of $1.5 million from $1.3 million at January 31, 2004. This increase in cash and cash equivalents was mainly due to net cash generated from the sale of a 39% interest in Vsource Asia for $9.2 million, offset by cash used in operations of 7.6 million for the first nine months ended October 31, 2004.

ACCOUNTS RECEIVABLE

As of October 31, 2004, accounts receivable totaled $2.3 million, an increase of $1.2 million from $1.1 million at January 31, 2004. This increase was due primarily to a higher unbilled receivables amount of $0.8 million. This higher unbilled receivables amount was primarily due to the rapid acquisition of new clients for our telemarketing business in Taiwan.

INVENTORIES

As of October 31, 2004, inventories amounted to $0.2 million, representing a downward movement of only $57,000 from January 31, 2004’s position. Inventories consisted mainly of parts purchased for use in providing warranty solutions in connection with the Support Services Agreement and for sale in connection with our sales solutions business. Inventories are generally determined using the last-in, first-out (LIFO) method.

PREPAID EXPENSES

As of October 31, 2004, prepaid expenses totaled $0.3 million, down from $0.5 million at January 31, 2004, a decrease of 40%. This decrease in prepaid expenses primarily reflected the recognition of the incidental cost relating to the sale of Vsource Asia, which was capitalized in January 2004 and expensed during the current period and the recognition of prepaid insurance to expense over the period of insurance coverage.

OTHER CURRENT ASSETS

As of October 31, 2004, other current assets amounted to $2.0 million, comprised of deferred costs of $1.2 million, deposits of $0.6 million and other receivables of $0.2 million.

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

PROPERTY AND EQUIPMENT, NET

As of October 31, 2004, net book value of property and equipment totaled $3.0 million, a decrease of $1.3 million from $4.3 million at January 31, 2004. The decrease was due principally to depreciation charge during the first nine months ended October 31, 2004, but was offset by spending on property and equipment of $0.3 million in the first nine months of 2005 as compared to $1.1 million in the same period a year ago, as we built out infrastructure in our shared service centers in Taiwan and Malaysia to support new clients.

NON CURRENT ASSETS - DISCONTINUED OPERATIONS

These assets related to the discontinued operations of our human capital management solutions business. As at January 31, 2004, they consisted of property and equipment.

ACCOUNTS PAYABLE

As of October 31, 2004, accounts payable were $2.0 million, a decrease of $0.3 million from $2.3 million at January 31, 2004. The decrease was due to our more timely payments made to suppliers in the first nine months of 2005.

ACCRUED EXPENSES AND STAFF ACCRUALS

As of October 31, 2004, accrued expenses, and staff accruals were recorded at $3.1 million, a decrease of $2.0 million from $5.1 million at January 31, 2004. The decrease was mainly due to the reduction in staff accruals of $0.7 million and accrued expenses of $1.3 million. Staff accruals declined due to the reduced percentage of accruals in the current year in addition to the actual bonus payout in April 2004, and the forfeiture on unused leave carried forward from year 2004 that took effect in July 2004. The decline in accrued expenses was primarily due to the lower cost of revenues accrued for our warranty and sales solutions business, in line with the lower revenue recorded, and lower third party professional fees.

TAXATION

Tax expense of $0.1 million for the first nine months of 2005 was the result of the gain on the disposal of 39% of our equity interest in Vsource Asia, our former wholly owned subsidiary.

ADVANCE FROM CUSTOMERS – CURRENT

As of October 31, 2004, advance from customers reduced to $14,000, from $0.9 million recorded as at January 31, 2004 due to realization of such advances upon rendering of the related services.

CURRENT LIABILITIES - DISCONTINUED OPERATIONS

These liabilities related to the discontinued operations of our human capital management solutions business. As at January 31, they consisted of accounts payable of $40,000, accrued payroll, insurance and worker’s compensation of $173,000 and accrued expenses and staff accruals of $85,000.

SERIES 4-A CONVERTIBLE PREFERRED STOCK

As of October 31, 2004, the carrying value of our outstanding Series 4-A convertible preferred stock was $25.4 million, up from $14.5 million as at January 31, 2004. This was due to the amortization of deemed discount on the beneficial conversion feature and accretion of redemption value of the Series 4-A convertible preferred stock.

OTHER COMPREHENSIVE LOSS

As of October 31, 2004, other comprehensive loss was $0.2 million, which was substantially unchanged from the amount as at January 31, 2004. Comprehensive loss was comprised of unrealized gains and losses on foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $2.8 million as of October 31, 2004, as compared to $1.3 million at January 31, 2004, an increase of $1.5 million or 113%. As of October 31, 2004, we had working capital of $2.5 million. To date, we have financed our operations primarily through preferred stock financing and cash generated from the disposal of 39% interest in Vsource Asia. For the nine months ended October 31, 2004, we did not generate positive cash flow from operating activities.

During the nine months ended October 31, 2004, we used net cash of $7.6 million from operating activities and generated $9.1 million in investing activities that resulted in an increase in cash of $1.5 million. The $9.1 million generated from investing activities was mainly as a result of the proceeds of $9.5 million from our sale of 39% of our interest in a former wholly owned subsidiary, Vsource Asia.

As of October 31, 2004, we had a cash balance of $2.8 million. We have implemented cash conservation measures to reduce our operating losses, most recently discontinuing the non-profitable human capital management solutions line of business through our sale of Vsource Texas, a wholly owned subsidiary which was primarily engaged in this segment, for $46,000. On November 22, 2004, we completed the Exchange Offer and consequently disposed of our entire interest in Vsource Asia. Following the completion of the Exchange Offer and related transactions, the Company’s staff will be reduced to less than ten (10) employees. Management’s immediate focus is on managing the remaining liabilities and continuing to provide certain consulting services to third parties, including Vsource Asia, under the existing contractual agreements. Our management believes that we have adequate funding from our recent financings for Vsource to continue in operation for at least 12 months. Therefore, we have prepared our financial statements on a going concern basis.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of a date within 90 days of the filing of this quarterly report, our Chief Executive Officer, who is also our principal financial officer, has concluded that they are unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are not effective.

(b) Changes in Internal Controls: There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with this Exchange Offer described above under “Recent Developments”, 92.8% of the Company’s Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock were tendered to Vsource and were subsequently cancelled and, therefore, 67,600 shares of Series 1-A Preferred Stock and 3,900 shares of Series 2-A Preferred Stock remain outstanding. There are no shares of Series 4-A Preferred Stock outstanding.

Prior to the Exchange Offer, the Company and holders of the Company’s Series 4-A Preferred Stock were parties to a Stockholders Agreement and a Registration Rights Agreement, each dated as of October 25, 2000, which gave the Company’s Series 4-A Stockholders significant control over the Company’s operations and actions. In connection with the Exchange Offer, each of the Stockholders Agreement and Registration Rights Agreement have been terminated.

In addition, in connection with the Exchange Offer a majority of the outstanding shares of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 4-A Preferred Stock, each voting as a separate class, agreed that the transactions completed in connection with the Exchange Offer would not be a deemed liquidation, dissolution or winding up of the Company.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the Exchange Offer a majority of the outstanding shares of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 4-A Preferred Stock, each voting as a separate class, agreed that the transactions completed in connection with the Exchange Offer would not be a deemed liquidation, dissolution or winding up of the Company. This waiver is described in greater detail in the Circular under the heading “Request for Waiver of Liquidation Rights of the Preferred Stock”, which information is incorporated herein by reference.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)	EXHIBITS:

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

	1.	On September 1, 2004, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing the commencement of an exchange offer for our preferred stock

	2.	On September 10, 2004, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing our financial results for the quarter ended July 31, 2004.

	3.	On October 15, 2004, we filed a Current Report on Form 8-K reporting the mailing of a letter to stockholders regarding revisions to information contained in a previously distributed Information Statement.

	4.	On November 29, 2004, we filed a Current Report on Form 8-K reporting the termination of a Series 4-A Stockholders Agreement and Registration Rights Agreement; completion of an exchange offer and related transactions; material modification to the rights of Series 4-A preferred stockholders; and a change of control of the Company.

	5.	On December 6, 2004, we filed a Current Report on Form 8-K reporting the resignation of our Chief Executive Officer and the appointment of his replacement, and the resignation of two members of our board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSOURCE, INC.

By:	/s/ Dennis M. Smith
Dennis M. Smith
Chief Executive Officer
(Principal Executive Officer and Financial Officer)

Date: December 14, 2004

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002