Form 10-K
period 2005-01-31
VSOURCE INC
filed 2005-05-13
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on April 15, 2005 was $199,229 computed upon the basis of the average bid and asked prices of the common stock on that date.

Number of shares of common stock outstanding as of April 15, 2005	2,074,033
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of April 15, 2005	67,600
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of April 15, 2005	3,900
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of April 15, 2005	0

Documents Incorporated By Reference

None.

VSOURCE, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED JANUARY 31, 2005

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) prospective business opportunities and (ii) our potential strategies for redirecting and financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

Item 1. BUSINESS

References to “we”, “us”, “our”, “Vsource” or the “Company” refers to Vsource, Inc. and its subsidiaries. We maintain our executive offices at 7855 Ivanhoe Avenue, Suite 200, La Jolla, California 92037. Our telephone number is (858) 551-2920 and our website is at www.vsource.com.

COMPANY BACKGROUND

From 2001 to 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region. Business process outsourcing (“BPO”) is the outsourcing by a company of certain business and operational functions by hiring third-party vendors (such as Vsource previously provided) to perform those functions on their behalf.

On December 11, 2003, December 30, 2003 and March 22, 2004, we entered into sales and purchase agreements with Symphony House Berhad (“Symphony House”) and other investors to sell them 38.8% of the issued and outstanding share capital of Vsource Asia Berhad, formerly known as Vsource (Malaysia) Sdn Bhd, (“Vsource Asia”), our formerly wholly-owned Malaysian subsidiary, for total consideration of approximately $9.5 million. As part of the transaction, we transferred all of the shares and share capital of our wholly owned subsidiaries in Japan and Taiwan to Vsource Asia, and all intercompany amounts outstanding as of November 30, 2003 between these three companies and Vsource and our other subsidiaries were waived or forgiven. The sale was completed on March 23, 2004. As a result, we owned 61.2% of Vsource Asia, and Symphony House and the other investors held 30.3% and 8.5% respectively, upon the conclusion of these transactions.

Concurrent with the sale of 38.8% of the outstanding shares of Vsource Asia to Symphony House and other investors, we continued to evaluate alternatives to improve our capital structure. Management believed that the different classes of our preferred stock limited our ability to raise new capital to (i) finance growth and (ii) strengthen our balance sheet sufficiently to address issues frequently raised by clients and potential clients regarding our financial strength. In addition, the complexity of the capital structure made it very difficult for potential investors to understand our capital structure, and also restricted the ability of shareholders seeking liquidity to execute the sale of securities in the Company, should they wish to do so. Moreover, if we did not meet one or more of certain conditions set forth in the Certificate of Designation regarding our Series 4-A Preferred Stock by March 31, 2006, then each holder of our Series 4-A Preferred Stock would have had the right, at any time after March 31, 2006 and on or before September 30, 2006, to require us to purchase all but not less than all of the Series 4-A Preferred Stock held by such holder at a price of $3,000 per share. Based on the number of Series 4-A Preferred Stock outstanding as of November 1, 2004, $52.1 million would be required to purchase all of the Series 4-A Preferred Stock. Additionally, in the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, holders of our Series 1-A, Series 2-A and Series 4-A Preferred Stock (the “Preferred Stock”) are entitled to receive, prior to any distribution to holders of our common stock, a preference amount. As of November 1, 2004, holders of our Preferred Stock had an aggregate preference amount of $39.2 million and since our current net asset value at that time was less than $39.2 million, in the event we were to be liquidated or dissolved at that point, all our of assets and surplus funds would be distributed to the holders of our Preferred Stock only, and accordingly, there would have been no assets or surplus funds available to the holders of our common stock.

For the reasons noted in the paragraph above and others described in the Company’s Schedule TO noted below, at the time of sale of 38.8% of Vsource Asia, several of our large shareholders requested that we evaluate alternatives to improve the prospects for liquidity of the Company’s securities. In response to these considerations, our Board of Directors established a Special Committee to review a series of transactions that ultimately led to the Exchange Offer (defined below) and related transactions that we completed on November 22, 2004 described in the paragraphs immediately below. Complete details on the Exchange Offer, including reasons for approval by our Board of Directors and Special Committee, can be found in the Company’s Exchange Offer and Consent Solicitation Circular, which was filed as an exhibit to the Company’s Schedule TO, filed with the Securities and Exchange Commission on October 18, 2004, which information is incorporated herein by reference.

On November 22¸ 2004, we contributed our remaining 61.2% ownership interest in Vsource Asia to a new wholly owned subsidiary of the Company incorporated in the British Virgin Islands (“Asia Holding Co.”). Immediately thereafter, we completed an exchange offer pursuant to which the holders of Preferred Stock could exchange their Preferred Stock for common shares of Asia Holding Co. at certain exchange ratios (the “Exchange Offer”). Effective upon the completion of the Exchange Offer on November 22, 2004, 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock were tendered to the Company and subsequently cancelled. As a result, 67,600 shares of Series 1-A Preferred Stock and 3,900 shares of Series 2-A Preferred Stock remain outstanding. A further result of the Exchange Offer is that the potential Series 4-A Preferred Stock put right discussed above has been extinguished and the aggregate preference amount of our remaining Preferred Stock was reduced to approximately $194,000.

Simultaneous with completion of the Exchange Offer, we tendered our remaining 0.5% interest in Asia Holding Co. to Symphony House, at a price of US$0.158 per share pursuant to a tender offer being conducted by Symphony House for shares of Asia Holding Co. Vsource received $81,938 in cash proceeds as a result of the sale of its remaining shares in Asia Holding Co. to Symphony House.

Symphony House also entered into an agreement (the “Symphony Purchase Agreement”) pursuant to which it agreed to purchase Vsource common stock and warrants from certain preferred stockholders. As a result of the Symphony Purchase Agreement, which was completed on November 24, 2004, Symphony House acquired approximately 31.3% of the common stock of Vsource and warrants which, if exercised, would result in Symphony House owning approximately 53.6% of the outstanding common stock of Vsource. Since the completion of the Exchange Offer and the Symphony Purchase Agreement, the Company’s active BPO business operations ceased.

On December 6, 2004, we announced the resignation of Phillip E. Kelly as Chairman of the Board and Chief Executive Officer of Vsource. In addition, we announced that Dennis M. Smith, Vice Chairman and Chief Financial Officer, replaced Mr. Kelly as Chairman of the Board and Chief Executive Officer of Vsource. On December 6, 2004, we also announced that Luc Villette and I. Steven Edelson resigned as members of the Board of Directors of the Company with effect from November 30, 2004.

On April 1, 2005, the Board of Directors elected Richardson E. Sells as a Director of Vsource. Mr. Sells was also appointed to the Audit Committee of Vsource’s Board of Directors. There was no arrangement or understanding pursuant to which Mr. Sells was selected as a director and Mr. Sells has not been party to any transactions with Vsource.

Finally, on April 1, 2005 and effective upon Mr. Sell’s appointment to Vsource’s Board of Directors, Stephen Stonefield, a member of the Board and its Audit Committee, resigned as a member of the Board of Directors.

CURRENT OPERATIONS

As a result of the Exchange Offer, Vsource no longer has an ownership interest in Vsource Asia or in Asia Holding Co, and therefore no longer provides BPO services. Since the completion of the Exchange Offer, our only active business operations consist of limited consulting services for which we received revenue in the amount of $254,000 during the year ended January 31, 2005 (“Fiscal 2005”). In Fiscal 2005 and through the Exchange Offer, Vsource Asia generated $13.9 million in revenues or approximately 96% of our consolidated revenues.

Since completing the Exchange Offer in November 2004, we have reduced our headcount and now operate with a minimal three person staff — our Chief Executive Officer, General Counsel and an administrative assistant — and have dedicated our time to determining how to use our remaining assets. We are in the process of considering our alternatives, including the sale of Vsource; liquidation and distribution of remaining assets to shareholders; and potential acquisition opportunities. In respect of potential acquisitions, we have not identified a specific industry on which we intend to focus; however, drawing on Vsource’s BPO background, we may consider small- to medium-sized business service companies in the United States, Europe and Japan that can benefit from the “productivity arbitrage” derived from the migration of operations involving high volume transaction processing to Asia and/or business services companies operating in Asia. In the case of a sale or acquisition, we may pursue additional funding opportunities. We have no present arrangements or understandings with respect to the sale of Vsource or the acquisition of any specific business.

Vsource Asia provides us with infrastructure management and administrative services, including accounting support, for a monthly fee of $5,000. Presently, these services are provided under an oral understanding and we are in the process of entering into a written agreement with Vsource Asia formalizing this arrangement.

At January 31, 2005, we had amounts owed to us from Vsource Asia totaling $1.739 million. These amounts relate to legacy inter-company obligations in place prior to the completion of the Exchange Offer. We are in discussions with Vsource Asia and its parent, Symphony House, to finalize payment arrangements and to memorialize this obligation with a written promissory note or other agreement evidencing a deferred payment plan. We may also consider selling or assigning the obligation to Symphony House or a third party at a purchase price to be mutually agreed, which price may represent a discount to the $1.739 million owed. Because of the uncertainty of the full repayment of the Vsource Asia obligation, we have made an estimated discount of $0.783 million against it and currently value the asset at $0.956 million.

INTELLECTUAL PROPERTY

We currently have trademark registrations in the United States and the European Community for the mark “VSOURCE” and our logo in the United States. When we provided BPO services, we used “Vsource Versatile Solutions”, “Vsource Foundation Solutions”, “Vmarketing” and “Vsuites” as trademarks. We have not secured registrations for any of these trademarks in the United States or in any other country. We cannot guarantee that we will be able to secure registrations of our marks domestically or in any foreign country. Our inability to register and protect marks could require us to stop using them or to share them with others, which could cause confusion in the marketplace.

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

We do not hold any patents.

On July 1, 2004, Vsource and Vsource Asia entered into a trademark and domain name license agreement (the “License Agreement”) pursuant to which Vsource granted Vsource Asia, for nominal consideration, a worldwide, perpetual, non-exclusive license to use the trademarks “Vsource,” including the “Vsource” logo, “Vsource Versatile Solutions”, “Vsource Foundation Solutions”, “Vmarketing” and “Vsuites,” the domain name www.vsource.com, as well as other domain names used by Vsource, and the word “Vsource” in any new domain names that Vsource Asia may wish to register from time to time.

EMPLOYEES

We have three employees at March 31, 2005 and consider our relations with employees to be good. None of our employees are represented by a labor union or under any collective bargaining agreement.

RISK FACTORS

ANY INVESTMENT IN THE COMPANY’S COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT.

Symphony House Berhad has significant voting control over the Company.

Symphony House currently beneficially owns 648,860 shares of our common stock, representing 31.3% of our outstanding common stock as of March 31, 2005. In addition, as part of the Symphony Purchase Agreement, Symphony purchased an outstanding warrant from a former preferred stockholder. This warrant became exercisable on April 1, 2005 and entitles Symphony to acquire an additional 1,000,000 shares of our common stock at an exercise price per share of $0.01. Therefore, assuming it exercises its warrant, Symphony House would own 1,648,860 shares of common stock, which would represent 53.6% of our common stock, when measured at March 31, 2005.

As a result of its voting interest, Symphony House has significant voting influence regarding such matters as the election of our directors, amendments to our charter, other fundamental transactions such as mergers, asset sales, the sale of the Company’s business and the liquidation of the Company’s assets, and other issues regarding the direction of the Company’s affairs. In addition, this voting influence could result in actions that could have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt or other transaction that a stockholder might consider in its best interest, including an attempt that might result in the receipt of a premium over the market price for the shares held by such stockholders. Such actions may include creating additional classes of stock with disparate voting rights, creating a classified Board of Directors with staggered terms, prohibiting the stockholders to take any action by a written consent or requiring advance notice for stockholder proposals and director nominations.

Dennis Smith, Chairman and Chief Executive Officer of Vsource serves as a director of Vsource Asia, which is majority owned by Symphony House. As a result of exchanging his Vsource Series 4-A Preferred Stock in the Exchange Offer, Mr. Smith also holds a minority ownership interest in Asia Holding Co. that owns a majority of the shares of Vsource Asia and Symphony House is the majority shareholder of Asia Holding Co.

We have limited cash resources and a large portion of these are owed to us by Vsource Asia and there is uncertainty about full payment of this obligation.

As discussed under the heading “Business – Current Operations,” we have amounts owed to us from Vsource Asia totaling $1.739 million, against which there is an estimated discount of $0.783 million because of the uncertainty of full repayment. These amounts related to legacy inter-company obligations in place prior to the completion of the Exchange Offer. We are in discussions with Vsource Asia and its parent, Symphony House, to finalize payment arrangements and to memorialize this obligation with a written promissory note or other agreement evidencing a deferred payment plan. We may also consider selling or assigning the obligation to Symphony House or a third party at a price to be mutually agreed, which price may represent a discount to the $1.739 million owed or even to the $0.956 million value ($1.739 million subtracting the $0.783 million estimated discount) we currently use to value this asset. There is, however, no assurance that we will successfully replace the Vsource Asia payment obligation with a promissory note or deferred payment plan or negotiate for the sale of the obligation to a third party. If we are unable to conclude a written promissory note or other agreement evidencing a deferred payment plan with Vsource Asia and Vsource Asia fails to honor its payment obligation and we seek legal redress or we fail to sell the obligation to a third party, this would have a material adverse effect on our financial condition.

We continue to have significant corporate and SEC-related expenses and limited revenue to offset these expenses.

Although we have taken measures to reduce expenses, including reducing the number of employees to three, monthly overheads, including salaries, office rent for our offices in La Jolla, California and Hong Kong, and other administrative expenses are significant when viewed as a portion of our existing cash resources. In addition, the costs associated with filings and compliance as a SEC registrant, including legal and accounting fees, represent a material cost to us. We had revenues in the amount of $254,000 during Fiscal 2005 from limited consulting services provided to third parties. There is no assurance we will be able to increase or even match these revenues in the coming year or that these revenues will cover our significant corporate and SEC-related expenses.

We have broad discretion in using our cash resources and may not use them in a manner that our stockholders would prefer.

We have not identified specific uses for our cash resources, and have broad discretion in how we use them. Although we may, among other opportunities, consider investments or acquisitions, including the sale of the Company, we have not identified a specific industry on which we intend to initially focus and have no present arrangements or understandings with respect the acquisition of any specific business. We may consider investment and acquisition opportunities, including the sale of the Company, outside of the business process outsourcing or broader services sector. In general, our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use our cash resources. The failure of our Board of Directors and management to apply the funds effectively could have a material adverse effect on our financial condition.

Appropriate acquisitions or investment opportunities may not be available.

As noted above, we may use a portion of our cash resources to pursue acquisition opportunities, including the sale of the Company. If we decide to seek such opportunities, our future results will be dependent on our ability to identify, attract and complete desirable acquisition opportunities, which may take considerable time. In addition, our cash position, $0.5 million at March 31, 2005, and the uncertainty surrounding repayment of the Vsource Asia obligation, may limit the scale and therefore the number of opportunities available. Our future results will be dependent on the performance of the acquired businesses, if any. We may not be successful in identifying, attracting or acquiring desirable acquisition candidates, or in realizing profits from any acquisitions.

Pending their possible application, we anticipate that our cash resources will be placed in interest-bearing bank accounts or readily marketable interest-bearing securities. As a result of the lack of an operating business and our large number of stockholders, we must maintain our liquid assets in bank accounts or in government securities, which generally produce low returns, or comply with the requirements of the Investment Company Act of 1940. Consequently, until we complete an acquisition, we anticipate that our cash resources will yield only that rate of return earned by such interest-bearing accounts. In addition, a portion of our cash resources will be used to pay corporate overhead and administrative costs, and other expenses associated with analyzing and pursuing acquisition opportunities.

We will have sole and absolute discretion in identifying and selecting acquisition and investment opportunities and in structuring, negotiating and undertaking transactions with our target companies. We may acquire, invest or be sold (in whole or in part) at any time, as our Board of Directors and management determine is appropriate. Our stockholders generally will not be able to evaluate the merits of the acquisition, investment or sale (partial or otherwise) before we take any of these actions. In addition, in making decisions to complete acquisitions, investments or a sale, we will rely, in part, on financial projections developed by our management and financial advisors and the management of potential target companies. These projections will be based on assumptions and subjective judgments. The actual results of these transactions may differ significantly from these projections.

We may finance acquisitions by issuing additional capital stock or incurring substantial debt, both of which could have negative consequences.

As noted, we may use a portion of our resources to pursue acquisition opportunities and the timing, size and success of our acquisition efforts and any associated capital commitments cannot be readily predicted. We may raise additional funds to complete such acquisitions. Generally, our Board of Directors has the power to issue new equity (to the extent of authorized shares) without stockholder approval. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then current stockholders would be diluted, our earnings and book value per share could be diluted and, if such equity securities take the form of preferred stock, the holders of such preferred stock may have the rights, preferences or privileges senior to those of holders of common stock. If we are able to raise additional funds through the incurrence of debt, and the Company does so, we would likely become subject to restrictive financial covenants and other risks associated with the incurrence of debt.

If we are deemed to be an Investment Company, we will be forced to comply with the requirements under the Investment Company Act of 1940, which could limit the flexibility of our operations.

U.S. companies that have more than 100 stockholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investment, reinvesting or trading in securities are subject to regulation under the Investment Company Act of 1940. Unless a substantial part of our assets consists or, and a substantial part of our income is derived from interests in the majority-owned subsidiaries and companies that we primarily control, we may be required to register and become subject to regulation under the Investment Company Act.

If we are deemed to be, and are required to register as, an investment company, we will be forced to comply with substantive requirements under the Investment Company Act, including:

•	limitations on our ability to borrow;

•	limitations on our capital structure;

•	restrictions on acquisitions of interests in associated companies;

•	prohibitions on transactions with affiliates;

•	restrictions on specific investments; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

Substantial costs of any securities litigation could divert our limited resources.

We could become a target of securities litigation based upon the volatility of our stock in the marketplace. Litigation of this type could result in substantial costs and divert management’s attention and resources. Over the past five years, our stock has declined steeply from as high as $1,700 per share to as low as $0.12 per share (in each case as adjusted to reflect our 20-to-1 reverse stock split which was effected on November 20, 2002), and as of March 31, 2005 the closing price of our common stock was $0.14 per share. Public companies suffering this much stock price volatility are often sued by their shareholders.

Additionally, we are obligated to indemnify our directors and officers as required by our bylaws under certain circumstances. Accordingly, we may be required to pay any judgments and legal costs to defend our directors and officers, in addition to the Company, in these actions, to the extent that such costs are not covered by insurance.

The market for our common stock may be illiquid.

The average daily trading volume of our registered common stock on the OTC Bulletin Board is currently less than 2,000 shares, and we have had some days with no trading. There can be no assurance that trading volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.

Our stock is not listed on a major stock market

Our common stock currently trades on the OTC Bulletin Board and we do not meet the listing requirements for the Nasdaq national market or any other major stock market in the United States. The listing of our stock may have an effect on the perception of our company among potential investors or acquirers and may adversely affect the liquidity of our shares and therefore can have an effect on our ability to complete such transactions or raise additional funds.

Item 2. PROPERTIES

Our executive headquarters are located in 2,170 square feet of space in La Jolla, California and is leased through May 31, 2006. We also have an office in Hong Kong occupying 2,934 square feet. Although, our Hong Kong lease was originally due to expire on August 31, 2005, we have recently agreed with the landlord to an early termination of the lease and have paid outstanding rent and other charges through June 2005 in full satisfaction of our obligations under this lease.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol “VSCE.OB”. The following table presents, for the periods indicated, the high and low bid prices per share of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. All prices have been adjusted to reflect our 20-to-1 reverse stock split which was effected on November 20, 2002.

Fiscal Year Ended January 31, 2005	High	Low
First Quarter	$0.65	$0.35
Second Quarter	0.51	0.25
Third Quarter	0.32	0.18
Fourth Quarter	0.20	0.15

Fiscal Year Ended January 31, 2004	High	Low
First Quarter	$2.00	$0.53
Second Quarter	2.50	0.80
Third Quarter	1.39	0.67
Fourth Quarter	1.18	0.46

SHAREHOLDERS

As of April 15, 2005, there were 495 stockholders of record of our common stock, 3 holders of our Series 1-A convertible preferred stock, referred to herein as Series 1-A Preferred, 1 holder of our Series 2-A convertible preferred stock, referred to herein as Series 2-A Preferred, no holders of our Series 3-A convertible preferred stock and no holders of our Series 4-A Preferred.

DIVIDENDS

We have never declared or paid cash dividends on our common stock or preferred stock. Holders of our Series 1-A Preferred are entitled to noncumulative dividends, if declared by the Board of Directors, of $0.20 per share annually. Holders of our Series 2-A Preferred are entitled to noncumulative dividends, if declared by the Board of Directors, in an amount equal to 8% of the price originally paid to Vsource for each share of Series 2-A Preferred ($0.51 per share as of March 31, 2005, based on the original purchase price of $6.41 per share, as may be adjusted for stock splits, stock dividends, combinations and the like). No dividend may be declared and paid upon shares of our common stock in any fiscal year unless dividends on all such preferred stock have been paid or declared and set aside for payment to holders of our preferred stock for such fiscal year. We currently intend to retain all future earnings to finance future growth and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Fiscal Year-End Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights at January 31, 2005	Weighted-average exercise price of outstanding options, warrants and rights at January 31, 2005	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at January 31, 2005
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	421,896	3.04	474,392	(2)

Equity compensation plans not approved by security holders(3)	66,093	52.67	12,579

Total	487,989	9.76	486,971

(1)	Consists of two plans: (a) our 2001 Stock Options/Stock Issuance Plan and (b) our Employee Stock Purchase Plan. Both plans were approved by stockholders at our 2001 Annual Meeting. The maximum number of shares of common stock that may be issued under the 2001 Stock Options/Stock Issuance Plan cannot exceed 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable) but in no event will the maximum number of shares of common stock which may be issued under this plan as incentive stock options exceed 20,000,000. As of January 31, 2005, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 569,228. The maximum number of shares of common stock that may be purchased under our Employee Stock Purchase Plan is 350,000. In Fiscal 2005, the Employee Stock Purchase Plan was not offered and consequently there were no shares issued under this plan. Since its inception, a total of 22,940 shares of common stock have been purchased pursuant to the Employee Stock Purchase Plan.

(2)	On February 22, 2005, an aggregate of 330,550 shares of common stock issuable upon the exercise of options held by employees of the Company’s former operating subsidiary, Vsource Asia Berhad, were cancelled pursuant to the provisions of the 2001 Plan. As of March 31, 2005 and after taking account of the cancellation of the Vsource Asia-related options and other options cancelled due to employee departures, the number of shares issuable upon all outstanding options was 91,346 and the maximum number of shares issuable under the 2001 Plan was 502,516.

(3)	In July 2000, the Company approved a stock option plan (the “2000 Plan”). This plan has not been approved by our stockholders. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750, as adjusted for our November 2002 reverse stock split, shares of common stock (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of January 31, 2005, options to purchase an aggregate of 27,171 shares of common stock are classified as outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. In addition, as of January 31, 2005, the Company has issued warrants to purchase an aggregate of 38,922 shares of common stock, with a weighted average exercise price of $78.78, to certain individuals and vendors as compensation for services rendered. The Company does not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered.

RECENT SALE OF UNREGISTERED SECURITIES

None.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

Five-Year Summary

AS NOTED ABOVE, IN 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% AND 100% OF OUR REVENUES IN 2005 AND 2004 RESPECTIVELY. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.

	January 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Revenue	$254	$—	$—	$—	$35
Operating expenses	2,503	5,394	4,522	13,058	27,778
Net income/(loss)	(2,252)	(5,362)	(13,599)	(16,789)	(27,599)
Net profit/(loss) per share available to common shareholders
- Basic	$9.77	$(9.01)	$(4.08)	$(17.49)	$(52.55)
- Diluted	$9.53	n/a	n/a	n/a	n/a
Cash and cash equivalents	1,064	1,452	11,152	4,753	5,360
Property and Equipment, net	40	4,418	4,974	7,232	932
Total assets	2,714	10,834	20,137	16,439	11,261
Current liabilities	779	8,550	5,696	6,222	911
Long term liabilities	—	—	900	2,365	—
Non-redeemable preferred stock	191	4,354	5,368	11,223	14,229
Redeemable preferred stock	—	14,521	2,728	—	—
Shareholders’ equity/(deficit)	1,744	(16,591)	5,445	(3,371)	(3,879)

The revenue and operating expenses figures exclude those relating to discontinued operations.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

FORWARD LOOKING STATEMENTS

The information set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) prospective business opportunities and (ii) our potential strategies for redirecting and financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to the plans, objectives and expectations of the Company. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2002”, “2003”,”2004” AND “2005” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2002, 2003, 2004 AND 2005, RESPECTIVELY, RATHER THAN CALENDAR YEARS. AS NOTED ABOVE, IN 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% AND 100% OF OUR REVENUES IN 2005 AND 2004, RESPECTIVELY. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.

From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region.

In the fourth quarter of 2005, as a result of the Exchange Offer and related transactions described under the heading “Business – Company Background,” we ceased operating any active business, apart from limited consulting services we provide to third parties and for which we received revenue in the amount of $254,000 during the year ended January 31, 2005. Accordingly, the results of operations have been classified as discontinued, which significantly affects the comparability of the following information for certain of the periods presented below in the MD&A. Therefore, our historical results will not be indicative of future performance.

We are in the process of considering our future alternatives. Among the alternatives that may be considered is the pursuit of acquisition opportunities, sale or liquidation of the Company.

FUNDING

We had an accumulated deficit of approximately $65.6 million as of January 31, 2005 that has been funded primarily through preferred stock financing and cash generated from the disposal of interest in Vsource Asia and the Exchange Offer (see heading “Business – Company Background” for detail). We have sustained operating losses since inception. In 2005, we used net cash of $7.9 million from operating activities, generated $8.6 million in investing activities, and generated $10,000 from financing activities that resulted in an increase in cash of $0.7 million.

Our management believes that we have adequate funding from cash and cash equivalents and from the receivable from Vsource Asia for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis. However, without additional funding, there is substantial doubt that about our ability to continue as a going concern beyond 12 months.

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

Revenue and costs recognition

Revenue derived from continuing operations, our consulting services, are recognized based on services rendered. Costs relating to consulting services are recognized when incurred.

Recoverability of assets

At January 31, 2005, we had amounts owed to us from Vsource Asia totaling $1.739 million. These amounts related to legacy inter-company obligations in place prior to the completion of the Exchange Offer. Because of the uncertainty of the full repayment of the Vsource Asia obligation, we have made an estimated discount of $0.783 million against it, giving rise to a net receivable of $0.956 million, being our management’s best estimate of the amount that will ultimately be recoverable.

RESULTS OF OPERATIONS (All amounts in thousands)

	Year Ended January 31,
	2005	2004	2003
Revenue from services	$254	$—	$—
Cost of revenue from services	161	—	—

Selling, general and administrative expenses	2,342	3,875	3,994
Expenses related to terminated merger with TEAM America	—	1,467	—
Amortization of stock-based compensation	—	52	528

Total costs and expenses	2,503	5,394	4,522

Operating loss	(2,249)	(5,394)	(4,522)

Interest income	14	32	72
Interest expense	(12)	—	(584)
Non-cash beneficial conversion feature expense	—	—	(1,727)
Loss on extinguishment of debt	—	—	(6,838)

Loss from continuing operations before taxation	(2,247)	(5,362)	(13,599)
Taxation	(5)	—	—

Net loss from continuing operations after taxation	(2,252)	(5,362)	(13,599)

Discontinued operations
Income/(loss) from discontinued operations before taxation	17,491	(5,985)	1,772
Taxation on discontinued operations	3	(22)	—

Income/(loss) from discontinued operations after taxation	17,494	(6,007)	1,772

Net income/(loss)	15,242	(11,369)	(11,827)

Add/(Less): Deemed non-cash dividend to preferred shareholders
Credit arising on exchange	34,363	—	9,190
Deemed non-cash dividend	(12,219)	(11,877)	(2,664)

Net income/(loss) available to common shareholders	$37,386	$(23,246)	$(5,301)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – YEAR ENDED JANUARY 31, 2005 COMPARED TO THE YEAR ENDED JANUARY 31, 2004. AS NOTED ABOVE, IN 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% AND 100% OF OUR REVENUES IN 2005 AND 2004, RESPECTIVELY. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.

Revenue

Revenue in 2005 from continuing operations was derived entirely from consulting services.

Our revenues in 2005 from continuing operations increased to $0.254 million from zero in 2004. All revenues in 2005 were earned from providing consulting services to third parties.

Cost of Revenue

Cost of revenue from continuing operations consisted primarily of costs related to employees and other expenses that were associated with providing consulting services to clients.

Cost of revenue increased to $0.161 million in 2005 from zero in 2004. Total cost of revenues in 2005 represented 63% of total revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services.

Selling, general and administrative expenses decreased by 40% to $2.34 million in 2005 from $3.88 million in 2004. Total selling, general and administrative expenses represented 922% of total revenue. Due to sale of the Company’s interest in Vsource Asia, we were able to implement cost reduction initiatives and streamline our administrative structure in 2005. As noted in “Business – Current Operations,” we rely on Vsource Asia to provide us with infrastructure and administrative services, including accounting support, and the monthly fees for these services, which totaled $54,400 in Fiscal 2005, are included within selling, general and administrative expenses.

Amortization of Stock-based Compensation

Amortization of stock-based compensation is related to the issuance of stock options to employees with an exercise price below the fair market value of the underlying stock at the date of measurement. The stock-based compensation was fully amortized in 2004.

Operating Loss

As a result of the foregoing, we had an operating loss from continuing operations in 2005 of $2.25 million, which was lower than our operating loss of $5.39 million in 2004.

Interest Expense

We had $12,000 interest expense in 2005, compared to zero in 2004.

Taxation

Taxation charges for the current year amounted to $5,000, attributable entirely to California Franchise Tax for 2005. There is no tax payable arising on income disposal of discontinued operations as the same were offset against tax losses brought forward from prior years.

Discontinued Operations

As noted above under the heading “Overview”, we disposed of Vsource Asia, our former wholly-owned Malaysian subsidiary in a series of transactions culminating in the Exchange Offer.

We recorded a gain from disposal of entire interest in Vsource Asia of $21.6 million. The gain is calculated based on the difference between the cash proceeds and value of preferred stocks cancelled as a result of the Exchange Offer and the net assets of the subsidiary at the date of disposal. Incidental costs of disposal of $0.3 million were incurred.

As a result of the Exchange Offer, Vsource no longer has an ownership interest in Vsource Asia or in Asia Holding Co, and therefore no longer provides BPO services or has any active business operations, apart from consulting services.

Human capital management solutions were originally launched in October 2003 and discontinued in July 2004. Revenue from the segment was $0.25 million and $0.07 million in 2005 and 2004, respectively. Operating losses in 2005 and 2004 were $0.99 million and $0.68 million, respectively.

In conjunction with the decision to discontinue human capital management solutions, we disposed of our interest in a former wholly owned subsidiary, Vsource (Texas), Inc, which was primarily engaged in the delivery of these services.

We recorded a loss on disposal of $0.16 million from the disposal of Vsource Texas. The loss was calculated based on the difference of the sale price to the net assets of the subsidiary at the date of disposal. The $46,000 sale price was payable in the form of a promissory note and was based on the excess of assets over liabilities, including certain long term lease and other contractual commitments totaling approximately $87,000, as measured at June 1, 2004. The terms of the note provided for payment in twelve equal monthly installments starting on August 15, 2004, bearing interest at 3% per annum. The note was pre-paid in full on March 3, 2005. No incidental costs were incurred.

Net Income or Loss

As a result of the foregoing, we had a net income in 2005 of $15.2 million in 2005, compared to a net loss in 2004 of $11.4 million.

Deemed Non-cash Dividend to Preferred Shareholders

In 2005 and 2004, we recorded a deemed dividend of $12.2 million and $11.9 million respectively, arising from Series 4-A Preferred Stock representing the amortization of the discount on the issue of this stock for both attached warrants and beneficial conversion features.

Credit on Exchange

Upon completion of the Exchange Offer on November 22¸ 2004, the Company recorded a credit of $34.4 million representing the excess of the carrying value of preferred stock over the fair value of the common stock of Asia Holding Co. issued for the exchange.

Net Income or Loss Available to Common Shareholders

Net income or loss available to common shareholders is computed from net income or loss and adding or deducting deemed non-cash dividend to preferred shareholders and credit on exchanges. We had net income available to common shareholders of $37.4 million, or $18.37 and $17.92 per basic and diluted share, respectively, in 2005, compared to a net loss of $23.2 million, or $12.15 per basic share, in 2004 .

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $1.1 million as of January 31, 2005, as compared to $0.3 million as of January 31, 2004. As of January 31, 2005, we had working capital of $1.9 million and shareholders’ equity of $1.7 million. We had no long term liabilities as of January 31, 2005. To date, we have financed our operations primarily through preferred stock financings and cash generated from the disposal of our interest in Vsource Asia in a series of transactions culminating in the Exchange Offer (see “Overview” above for detail).

Net cash used in operating activities increased $1.2 million, from $6.7 million to $7.9 million in 2005. Net cash received from investing activities increased $11.8 million from ($3.2) million in 2004 to $8.6 million in 2005. Net cash received from investing activities for 2005 primarily related to the proceeds from disposal of discontinued operations of $9.6 million. Net cash used in investing activities in 2004 primarily related to the acquisition of property and equipment of $1.7 million and the $1.5 million expenses related to the terminated merger with TEAM America.

Net cash provided by financing activities was $10,000 in 2005 and $34,000 in 2004. Net cash provided by financing activities in 2005 came from issuance of common stock arising from stock options exercised. Net cash provided by financing activities in 2004 came from issuance of common stock under our Employee Stock Purchase Plan.

As of January 31, 2005, the only significant contractual obligations or commercial commitments outstanding consisted of our future minimum lease commitments totaling $0.17 million, of which $0.14 million will be paid out in 2006 and $0.03 million in 2007. We have no other off-balance sheet arrangements that could significantly reduce our liquidity.

The Company now operates with a small staff who are dedicated to assessing and seeking out alternative actions available to the Company, which may include the sale of the Company, liquidation and distribution of remaining assets to shareholders; and potential acquisition opportunities. In the case of a sale or acquisition, the Company may pursue additional funding opportunities.

As of January 31, 2005, we had liabilities of $0.779 million and our main assets consisted of cash and cash equivalents of $ 1.064 million and an amount due from Vsource Asia, a related party, of $0.956 million ($1.739 million less estimated discount of $0.783 million). We are in discussions with Vsource Asia and its parent Symphony House to finalize payment arrangements in respect of the amount due and our management is confident that the amount due will be received so as to allow the Company to pay its obligations as and when they fall due. A delay or default in payment by Vsource Asia in respect of this obligation would have a materially adverse effect on the Company’s financial condition.

The Company’s management believes that the Company has adequate funding from cash and cash equivalents and from the obligation from Vsource Asia for the Company to continue in operation for at least 12 months from the balance sheet date. Therefore, the Company has prepared its financial statements on a going concern basis. However, without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern beyond 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revised SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The focus is on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement also eliminates the use of the intrinsic value method of accounting, as discussed in Opinion 25 and was provided in Statement 123 as an alternative to valuation. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, with limited exceptions. The original effective date was interim or annual reporting periods beginning after June 15, 2005, but subsequently the SEC has converted this to be only applicable to annual periods beginning after this date. The company does not expect the adoption of SFAS No. 123R to have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our cash on deposit with high quality financial institutions. While we are exposed with respect to interest rate fluctuations in many countries, our interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash. However, changes in interest income will not have a material impact on our financial results, as we derived only $14,000 from interest income in 2005.

Foreign Currency Risk

Our business derives most of its revenues from operations in the United States. All our revenues are currently denominated in U.S. dollars. An increase or decrease in the value of the U.S. dollar relative to foreign currencies does not have a material impact on the demand for our services or on our expenses. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

In 2005 and 2004, we incurred expenses in foreign currencies, principally Hong Kong Dollars. The Hong Kong Dollar currently has a fixed exchange rate to the U.S. dollar and there is no exchange exposure at present although there is no assurance that such fixed exchange rate will be maintained in the future.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders

of Vsource, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity/deficit and cash flows present fairly, in all material respects, the financial position of Vsource, Inc. and its subsidiaries at 31 January 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended 31 January 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 – “Future Funding”, the Company no longer has any active business operations and only has sufficient assets, including a receivable from a related party, to continue in operation for one year which raises substantial doubt about the Company’s ability to continue as a going concern beyond one year. Management’s plans in regard to this matter are also described in note 1 – “Future Funding”. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers

Hong Kong

May 13, 2005

VSOURCE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$1,064	$330
Receivable from related party (net of estimated discount of $0.783 million) (Note 8)	956	—
Restricted cash	258	275
Prepaid expenses	308	103
Current assets	88	394
Current assets – discontinued operations	—	4,715

Total current assets	2,674	5,817

Property and equipment, net	40	80
Restricted cash, non-current	—	250
Non current assets – discontinued operations	—	4,687

Total assets	$2,714	$10,834

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable	$497	$202
Accrued expenses	262	1,529
Staff accruals	20	737
Current liabilities – discontinued operations	—	6,082

Total current liabilities	779	8,550

Commitments and contingencies (Note 11)

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 31,
	2005	2004
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 and 945,008 shares issued and outstanding as of January 31, 2005 and 2004, respectively)
(Aggregate liquidation value is $169 and $2,363 as of January 31, 2005 and 2004, respectively)	166	2,326
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 and 334,244 shares issued and outstanding as of January 31, 2005 and 2004, respectively)
(Aggregate liquidation value is $25 and $2,143 as of January 31, 2005 and 2004, respectively)	25	2,028

	191	4,354
Redeemable preferred stock:
Preferred stock Series 4-A ($0.01 par value, 25,000 shares authorized; zero and 17,364 shares issued and outstanding as of January 31, 2005 and 2004, respectively)
(Aggregate liquidation value is zero and $34,728 as of January 31, 2005 and 2004, respectively)
(Aggregate redemption value is zero and $52,092 as of January 31, 2005 and 2004, respectively)	—	14,521

Total preferred stock (Note 12)	191	18,875

Shareholders’ equity/(deficit):
Common stock ($0.01 par value, 500,000,000 shares authorized; 2,074,234 and 2,026,041 shares issued and outstanding as of January 31, 2005 and 2004, respectively)	21	20
Additional paid-in-capital	67,375	86,554
Accumulated deficit	(65,600)	(102,986)
Other comprehensive income	(52)	(179)

Total shareholders’ equity/(deficit)	1,744	(16,591)

Total liabilities, preferred stock and shareholders’ equity/(deficit)	$2,714	$10,834

The accompanying notes are an integral part of these Consolidated Financial Statements

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended January 31,
	2005	2004	2003
Revenue from services	$254	$—	$—

Cost and expenses:
Cost of revenue from Services	161	—	—

Selling, general and administrative expenses	2,342	3,875	3,994
Expenses related to terminated merger with TEAM America (Note 5)	—	1,467	—
Amortization of stock-based compensation (Note 13)	—	52	528

Total costs and expenses	2,503	5,394	4,522

Operating loss	(2,249)	(5,394)	(4,522)

Interest income	14	32	72
Interest expense	(12)	—	(584)
Non-cash beneficial conversion feature expense	—	—	(1,727)
Loss on extinguishment of debt	—	—	(6,838)

Net loss from continuing operations before taxation	$(2,247)	$(5,362)	$(13,599)

Income tax benefit/(expense)	(5)	—	—

Net loss from continuing operations after taxation	$(2,252)	$(5,362)	$(13,599)

Discontinued operations
Income/(loss) from discontinued operations before taxation	17,491	(5,985)	1,772
Income tax benefit/(expense) on discontinued operations	3	(22)	—

Income/(loss) from discontinued operations after taxation	17,494	(6,007)	1,772

Net income/(loss)	15,242	(11,369)	(11,827)

Net income/(loss) available to common shareholders (Note 4 )	$37,386	$(23,246)	$(5,301)

Net income/(loss) per common share:
Continuing operations
Basic	9.77	(9.01)	(4.08)

Diluted	9.53	n/a	n/a

Discontinued operations
Basic	8.60	(3.14)	1.02

Diluted	8.39	n/a	n/a

Total
Basic	18.37	(12.15)	(3.06)

Diluted	17.92	n/a	n/a

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

(in thousands, except for shares data)

	Common Shares		Additional Paid-in Capital	Deferred Stock Based Compensation	Notes Receivable	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Shareholders’ Deficit
	Stock	Amount
Balance at January 31, 2002	1,652,572	$17	$71,705	$(831)	$—	$(74,439)	$177	$(3,371)

Net loss						(11,827)		(11,827)
Comprehensive loss							(340)	(340)

Fractional shares arising on reverse stock split	(58)							—
Issuance of common stock on:
- Acquisition of NetCel360	46,774	—	463					463
- Employee Stock Purchase Plan	15,641	—	32					32
- Conversion of preferred stock	67,021	1	955					956
- Exercise of stock options	3,144	—	1					1

Options granted for services			226	737				963
Issuance of warrants and notes			50					50
Issuance of Series 4-A preferred stock and warrants under private placement			7,400					7,400
Redemption of Series 1-A preferred stock			(284)			481		197
Exchange of notes for Series 4-A preferred stock			9,623					9,623
Exchange of Series 2-A preferred stock to Series 4-A preferred stock			(2,769)			7,343		4,574
Exchange of warrants for Series 4-A preferred stock			(1,371)			1,366		(5)
Deemed non-cash dividend (Note 4)						(2,664)		(2,664)
Stock issuance costs			(607)					(607)

Balance at January 31, 2003	1,785,094	$18	$85,424	$(94)	$—	$(79,740)	$(163)	$5,445
Net Loss						(11,369)		(11,369)
Comprehensive Loss							(16)	(16)

Issuance of Common Stock on:
- Employee Stock Purchase Plan	22,940	0	34					34
- Conversion from Series 1-A and 2-A Preferred Stock	140,007	1	1,014					1,015
Conversion from Series 4-A preferred stock (Note 12)	78,000	1	82					83
Stock Based Compensation Expense				94				94
Deemed non-cash dividend						(11,877)		(11,877)

Balance at January 31, 2004	2,026,041	$20	$86,554	$—	$—	$(102,986)	$(179)	$(16,591)
Net Income						15,242		15,242
Comprehensive Income							127	127

Beneficial conversion feature of Series 1-A, 2-A and 4-A Preferred Stock Exchanged			(19,188)					(19,188)
Credit on exchange of Series 1-A, 2-A and 4-A Preferred Stock						22,144		22,144
Issuance of Common Stock on stock options exercised	48,193	1	9					10

Balance at January 31, 2005	2,074,234	$21	$67,375	$—	$—	$(65,600)	$(52)	$1,744

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended January 31,
	2005	2004	2003
Cash flows from operating activities:
Net income/(loss)	$15,242	$(11,369)	$(11,827)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	1,883	2,288	2,909
Interest expense on convertible notes exchanged	—	—	578
Bad debt provision/(writeback)	753	663	(20)
Write-off of expenses related to terminated merger with TEAM America	—	678	—
(Gain)/loss on disposal of property and equipment	(4)	2	105
Amortization of stock-based compensation	—	94	963
Amortization of beneficial conversion feature on convertible debt	—	—	1,727
Loss on extinguishment of debt	—	—	6,838
Minority interest in loss of a former subsidiary	(758)	—	—
Gain on disposal of discontinued operations	(21,471)	—	—
Changes in working capital components:
Accounts receivable	(1,149)	460	1,364
Inventory	60	283	(490)
Accounts payable	(346)	1,162	(572)
Advance from customers	(892)	(1,223)	(877)
Others	(1,213)	296	(348)

Net cash (used in)/provided by operating activities	(7,895)	(6,666)	350

Cash flows from investing activities:
Purchase of property and equipment	(641)	(1,693)	(769)
Proceeds from sale of property and equipment	4	—	312
Expenses related to terminated merger with TEAM America	—	(1,467)	—
Proceeds from disposal of subsidiaries	9,596	—	(250)
Cash disposed of in conjuction with the disposal of subsidiaries	(335)	—	—

Net cash provided by/(used in) investing activities	8,624	(3,160)	(707)

Cash flows from financing activities:
Proceeds from issuance of common stock	10	34	33
Proceeds from issuance of preferred stock	—	—	7,400
Costs of issuance	—	—	(607)
Proceeds from borrowings and convertible notes	—	—	50
Repayment of convertible notes and preferred stock	—	—	(167)

Net cash provided by financing activities	10	34	6,709

Effect of changes in foreign exchange rates	(5)	92	47

Net increase/(decrease) in cash and cash equivalents	734	(9,700)	6,399

Cash and cash equivalents at beginning of year	330	11,152	4,753
Cash and cash equivalents of discontinued operations	—	(1,122)	—

Cash and cash equivalents at end of year	$1,064	$330	$11,152

Supplemental cash flow information
Cash paid for interest	$—	$—	$6

Non-cash financing and investing activities
Exchange of debt to Series 4-A Preferred stock	—	—	8,379
Common stock issued for purchase of acquired companies	—	—	463
Conversion of Series 4-A Preferred stock to Common Stock	—	83	—
Conversion of Series 1-A and 2-A Preferred stock to Common Stock	—	1,015	—
Cancellation of preferred stock	30,902	—	—
Credit arising on exchange	(34,363)	—	(9,190)
Beneficial conversion feature of:
Series 4-A Preferred Stock (Note 4)	12,219	11,877	2,664
Convertible notes	—	—	40
Issuance of warrants with the convertible notes	—	—	10

The accompanying notes are an integral part of these Consolidated Financial Statements.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

VSOURCE, INC. (“Vsource” or the “Company”) was originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to December 2004, the Company provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region.

On December 11, 2003, December 30, 2003 and March 22, 2004, the Company entered into sales and purchase agreements with Symphony House Berhad (“Symphony House”) and other investors to sell them 38.8% of the issued and outstanding share capital of Vsource Asia Berhad, formerly known as Vsource (Malaysia) Sdn Bhd, (“Vsource Asia”), its formerly wholly-owned Malaysian subsidiary, for a total consideration of approximately $9.5 million. As part of the transaction, the Company transferred all of the shares and share capital of its wholly owned subsidiaries in Japan and Taiwan to Vsource Asia, and all intercompany amounts outstanding as of November 30, 2003 between these three companies and the Company and its other subsidiaries were waived or forgiven. The sale was completed on March 23, 2004. As a result, the Company owned 61.2% of Vsource Asia, and Symphony House and the other investors held 30.3% and 8.5% respectively, upon the conclusion of these transactions.

On November 22¸ 2004, the Company contributed its remaining 61.2% ownership interest in Vsource Asia to a new wholly owned subsidiary of the Company incorporated in the British Virgin Islands (“Asia Holding Co.”). Immediately thereafter, the Company completed an exchange offer pursuant to which the holders of its Series 1-A Preferred Stock (the “Series 1-A Preferred”), Series 2-A Preferred Stock (the “Series 2-A Preferred”) and Series 4-A Preferred Stock (the “Series 4-A Preferred” and collectively with the Series 1-A Preferred and Series 2-A Preferred, the “Preferred Stock”) could exchange their Preferred Stock for common shares of Asia Holding Co. at certain exchange ratios (the “Exchange Offer”). Effective upon the completion of the Exchange Offer, 92.8% of the Series 1-A Preferred, 98.8% of the Series 2-A Preferred and 100% of the Series 4-A Preferred were tendered to the Company and subsequently cancelled. As a result, 67,600 shares of Series 1-A Preferred Stock and 3,900 shares of Series 2-A Preferred Stock remain outstanding. Simultaneous with completion of the Exchange Offer, the Company tendered its remaining 0.5% interest in Asia Holding Co. to Symphony House, at a price of US$0.158 per share pursuant to a tender offer being conducted by Symphony House for shares of Asia Holding Co. The Company received $81,938 in cash proceeds as a result of the sale of its remaining shares in Asia Holding Co. to Symphony House.

As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co, and therefore no longer provides BPO services. In the year ended January 31, 2005, Vsource Asia generated approximately 96% of our combined revenues. As a result of the Exchange Offer the Company no longer has any active business operations. Refer to Note 3 for details of the discontinued operations.

Future Funding

The Company has sustained operating losses since inception and had an accumulated deficit of approximately $65.6 million as of January 31, 2005 that has been funded primarily through preferred stock financing and cash generated from the disposal of its interest in Vsource Asia. As described in note 3, the Company disposed of its business operations during the year and no longer has any active business operations. The Company now operates with a small staff and who are dedicated to assessing alternative actions available to the Company which may include the sale of the Company, liquidation and distribution of remaining assets to shareholders; and potential acquisition opportunities. In the case of a sale or acquisition, the Company may pursue additional funding opportunities.

As of January 31, 2005, the Company had liabilities of $0.779 million and its main assets consisted of cash and cash equivalents of $1.064 million and an amount due from Vsource Asia, a related party, of $0.956 million ($1.739 million less estimated discount of $0.783 million). The Company is in discussions with Vsource Asia and its parent Symphony House to finalize payment arrangements in respect of the amount due and management is confident that the amount due will be received so as to allow the Company to pay its obligations as and when they fall due. A delay or default in payment by Vsource Asia in respect of this obligation would have a materially adverse effect on the Company’s financial condition.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s management believes that the Company has adequate funding from cash and cash equivalents and from the receivable from Vsource Asia for the Company to continue in operation for at least 12 months from the balance sheet date. Therefore, the Company has prepared its financial statements on a going concern basis. However, without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern beyond 12 months.

Concentration of Credit Risk

The Company has amounts owed to it by Vsource Asia totaling $1.739 million, against which the Company has made an estimated discount of $0.783 million (note 8).

2.	Summary of Significant Accounting Policies

Fiscal Year

The Company’s fiscal year ends on January 31. Unless otherwise indicated, all references to years relate to fiscal years rather than calendar years. Thus, for example, a reference to “2005” means the fiscal year ended January 31, 2005.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the Company’s accounts and the accounts of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates and assumptions made.

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

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for 2005, 2004 and 2003 was $0.042 million, $0.043 million and $0.24 million, respectively.

The Company recorded a $4,000 gain on disposal of property and equipment for 2005.

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

Restricted Cash

Restricted cash represents deposits with a bank to secure standby letters of credit established for the benefit of a customer of Vsource Asia which expire under their terms on October 31, 2005 (see Note 11). Management is in active discussions with Vsource Asia to arrange for the replacement of the Company’s deposit to secure these standby letters of credit. Once this is done, or the letters of credit expire pursuant to their terms, the cash will no longer be restricted. There is no assurance that this replacement will be concluded prior to the maturity of the standby letters of credit, however.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is probable or reasonably assured.

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

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying Vsource shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). The intrinsic value of the stock-based compensation issued to employees as of the date of grant is amortized on a straight-line basis to compensation expense over the vesting period. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (the “Purchase Plan”) in accordance with APB Opinion No. 25. This plan is described in Note 13.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the conversion of Preferred Stock to common stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase common stock, computed using the treasury stock method.

Segment Data

The Company reports segment data based on the management approach which designates the internal reporting that is used by the Company for making operating decisions and assessing performance as the source of the Company’s reportable operating segments.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revised SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The focus is on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement also eliminates the use of the intrinsic value method of accounting, as discussed in Opinion 25 and was provided in Statement 123 as an alternative to valuation. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, with limited exceptions. The original effective date was interim or annual reporting periods beginning after June 15, 2005, but subsequently the SEC has converted this to be only applicable to annual periods beginning after this date. The Company does not expect the adoption of SFAS No. 123R to have a material impact on its financial position or results of operations.

3.	Discontinued Operations

On March 23, 2004, the Company completed the sale to Symphony House and other investors of 38.8% of the issued and outstanding share capital of Vsource Asia Berhad, formerly known as Vsource Malaysia, (‘Vsource Asia’) its formerly wholly-owned Malaysian subsidiary, for total consideration of approximately $9.5 million. The company recorded income of $7.6 million net of taxes, in connection with this transaction. On November 22¸ 2004, the Company contributed its remaining 61.2% ownership interest in Vsource Asia in exchange for the cancellation of 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock and for cash of $81,938 .The Company recorded a gain of $14 million net of taxes, in connection with the disposal of the remaining 61.2% of Vsource Asia.

During the year ended January 31, 2005 , Vsource Asia generated approximately 96% of the Company’s combined revenues, therefore, as a result of the above transactions the company no longer has any active business operations. The operating results of Vsource Asia, including the gain on disposal, have been classified as discontinued operations for all periods presented.

In July 2004, the Company completed the sale of its human capital management solutions business, Vsource Texas for consideration of $46,000 in the form of a promissory note which was fully repaid on March 3, 2005. The Company recorded a loss of $0.2 million, net of taxes, in connection with this transaction. The operating results of the human capital management solutions business, including the loss on disposal, have been classified as discontinued operations for all periods presented. The net operating results of the human capital management solutions business were previously reported in the human capital management solutions segment.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating results of discontinued operations consisted of those gains and losses incurred by the discontinued operations prior to the disposal, the details of which are summarized as follows (amounts in thousands):

	For the Year Ended January 31, 2005
	Vsource Asia	Vsource Texas	Total
Revenues, net	$13,934	$254	$14,188

Income/(loss) before income tax benefit/(expense)	$18,639	$(1,148)	$17,491
Income tax benefits/(expense)	3	—	3

Net income/(loss) (including gain/(loss) on disposal of $21,633 and ($162))	$18,642	$(1,148)	$17,494

	For the Year Ended January 31, 2004
	Vsource Asia	Vsource Texas	Total
Revenues, net	$18,227	$71	$18,298

Loss before income tax expense	$(5,306)	$(679)	$(5,985)
Income tax expense	(22)	—	(22)

Net loss	$(5,328)	$(679)	$(6,007)

	For the Year Ended January 31, 2003
	Vsource Asia	Vsource Texas	Total
Revenues, net	$26,546	$—	$26,546

Income before income tax expense	$1,772	$—	$1,772
Income tax expense	—	—	—

Net income	$1,772	$—	$1,772

For financial reporting purposes, the net assets of the discontinued operations as of January 31, 2004 have been classified in ‘Current assets - discontinued operations’, ‘Non current assets - discontinued operations’ and ‘Current liabilities - discontinued operations and consisted of the following (amounts in thousands):

	For the Year Ended January 31, 2004
	Vsource Asia	Vsource Texas	Total
Assets:
Receivables, net	$1,062	$—	$1,062
Inventories, net	207	—	207
Other current assets	3,297	149	3,446

Total current assets	$4,566	$149	$4,715

Property, plant and equipment, net	$4,267	$70	$4,337
Other assets	350	—	350

Total non-current assets	$4,617	$70	$4,687

Liabilities:
Accounts payable	$2,032	$40	$2,072
Accrued liabilities	2,824	85	2,909
Other current liabilities	928	173	1,101

Total current liabilities	$5,784	$298	$6,082

Net assets/(liabilities)	$3,399	$(79)	$3,320

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Net Income/(Loss) Available to Common Shareholders and Comprehensive Profit/(Loss)

The following table is a calculation of net income or loss available to common shareholders (in thousands) and comprehensive loss:

	For the Year Ended January 31,
	2005	2004	2003
Net income/(loss)	$15,242	$(11,369)	$(11,827)

Add (Less): Deemed non-cash dividend to preferred shareholders
Credit arising on exchange	34,363	—	9,190
Deemed non-cash dividend	(12,219)	(11,877)	(2,664)

	22,144	(11,877)	6,526

Net profit/(loss) available to common shareholders	$37,386	$(23,246)	$(5,301)

Other comprehensive income/(loss):
Foreign currency translation adjustment	127	(16)	(340)

Comprehensive Income/(Loss)	$37,513	$(23,262)	$(5,641)

The credit of $34.4 million in 2005 arose from the exchange of Series 1-A Preferred, Series 2-A Preferred and Series 4-A Preferred for common stock of Asia Holding Co. in connection with the Exchange Offer. The credit represented the excess of the carrying value of these securities, including the amount previously recognized in additional paid in capital for the beneficial conversion feature associated with these securities, over the fair value of the common stock of Asia Holding Co. issued for the exchange.

The credit of $9.2 million in 2003 arose from the exchange of Series 2-A Preferred and Series B and Series B-1 warrants for Series 4-A Preferred Stock. The credit represents the excess of the carrying value over the fair value of the Series 4-A Preferred issued for the exchange.

$12.2 million, $11.9 million and $2.7 million was recorded in 2005, 2004 and 2003, respectively as a deemed dividend to preferred shareholders on the Series 4-A Preferred, representing the amortization of the discount on the original issue of this stock for both attached warrants and beneficial conversion features.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share

The amounts in the table below are in thousands except for per share amounts.

	For the Year Ended January 31,
	2005	2004	2003
Numerator for basic and diluted income/(loss) per share:
Net income/(loss) – continuing operations	$19,892	$(17,239)	$(7,073)

Net income/(loss) – discontinued operations	$17,494	$(6,007)	$1,772

Net income/(loss)	$37,386	$(23,246)	$(5,301)

Denominator for basic earnings/(loss) per share – weighted average shares	2,035,434	1,913,807	1,734,060
Effect of dilutive securities:
Employee stock options	23,913	n/a	n/a
Preferred stock	27,312	n/a	n/a

Dilutive potential common shares	51,225

Denominator for diluted earnings/(loss) per common share – adjusted weighted average shares	2,086,659	n/a	n/a

Net income/(loss) per common share:
Continuing operations
Basic	9.77	(9.01)	(4.08)

Diluted	9.53	n/a	n/a

Discontinued operations
Basic	8.60	(3.14)	1.02

Diluted	8.39	n/a	n/a

Total
Basic	18.37	(12.15)	(3.06)

Diluted	17.92	n/a	n/a

As the Company had a net loss for 2004 and 2003, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

5.	Merger with TEAM America

On September 26, 2003, the Company announced that it had terminated the merger agreement, dated as of June 12, 2003, by and among the Company, TEAM America, Inc. (“TEAM America”) and Beaker Acquisition Co., Inc., due to the breach by TEAM America of various representations, warranties, covenants and agreements set forth in the merger agreement and the occurrence of a material adverse effect on TEAM America. Subsequent to such termination, TEAM America announced that it had filed a voluntary petition pursuant to Chapter 11 of the United States Bankruptcy Code and suspended its operations while considering alternatives. As a result, in 2004, the Company wrote off $1.47 million of expenses associated with the merger and $0.68 million of accounts receivable from TEAM America.

6.	Fair Value of Financial Instruments

Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.

7.	Consolidated Balance Sheet Details

	January 31,
	2005	2004
	(in thousands)
Other current assets:
Deferred costs	—	$233
Deposits	43	123
Other receivables	45	38

	$88	$394

Property and equipment:
Computer hardware	$91	$91
Office equipment, furniture and fixtures	75	71
Leasehold improvements	39	39
Motor vehicle	—	16

	205	217
Accumulated depreciation	(165)	(137)

	$40	$80

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Receivable from Related Party

The Company has amounts owed to it by Vsource Asia of $0.956 million ($1.739 million less estimated discount of $0.783 million). These amounts relate to legacy inter-company obligations when Vsource Asia was a subsidiary of the Company, prior to the completion of the Exchange Offer in November 2004. Vsource Asia is a related party as it is majority owned by Symphony House who is also a major shareholder of the Company. The Company is in discussions with Vsource Asia and its parent Symphony House to finalize payment arrangements in respect of this obligation, and as part of these discussions, the Company believes it may need to discount the obligation and has stated the obligation at the management’s best estimate of the amount of the receivable that will ultimately be realized. A delay or default in payments by Vsource Asia of this obligation would have a material adverse effect on the Company’s financial condition.

9.	Private Placement and exchange of convertible notes in 2003

On October 25, 2002, the Company completed a private placement of preferred stock and warrants for $7.5 million in cash and caused certain holders of its other preferred securities and warrants (including notes, in the principal amount of approximately $7.4 million that were scheduled to mature on June 30, 2003, exchangeable into preferred securities), to exchange their preferred securities and warrants for a new class of preferred stock, Series 4-A Preferred. In connection with and as a precondition to the private placement, the Company was obligated to offer all of the eligible remaining holders of its preferred securities and warrants an opportunity to exchange their preferred securities and warrants for the new class of Series 4-A Preferred. This exchange offer commenced on November 21, 2002 and concluded on January 6, 2003, with $117,106 in principal amount of exchangeable notes and preferred stock and warrants beings exchanged for the new class of Series 4-A Preferred.

The issuance of Series 4-A Preferred, pursuant to the private placement and the exchange (described above) gave rise to a beneficial conversion feature (“BCF”) as such preferred stock could be converted into common stock at an amount below its market price. (The Company accounts for such BCF under the recognition and measurement principles of Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27 “Application of EITF Issue 98-5”). An amount of $7.4 million was recorded to additional paid-in capital for the preferred stocks and warrants issued from the private placement.

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

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of the private placement and the exchange on the Company’s results for the period ended January 31, 2003 and financial position as of January 31, 2003 (in thousands):

	Additional paid-in capital Beneficial conversion feature		Warrants	Credit arising on exchange	Loss on extinguish- ment
	Addition	Reacquisition		(Note 4)
Private Placement
-Series 4-A Preferred	3,904
-Warrants			3,496
Exchange for Series 4-A Preferred
-Series 2-A Preferred	1,653	(4,422)		7,343
-Series A Notes	7,811	(1,822)			(4,359)
-Series B-1 Notes	4,762	(1,128)			(2,458)
-Series B and B-1 warrants	333	(46)	(1,658)	1,366

Redemption for cash
-Series 1-A Preferred		(284)		481
-Series B-1 Notes					(21)

	$18,463	$(7,702)	$1,838	$9,190	$(6,838)

These transactions are described more fully in Notes 10 and 12.

10.	Warrants

As a condition of entering into the exchangeable note purchase agreements for the Series B Notes and the Series B-1 Notes (which were extinguished during the year ended January 31, 2003, please refer to note 9 for details), the Company agreed to issue warrants to purchase 1.8 million shares of the Company’s common stock. The Series B Warrants issued in connection with the Series B Notes have an exercise price of $2.00 per share and expire on July 12, 2006. The Series B-1 Warrants issued in connection with the Series B-1 Notes have an exercise price of $2.00 per share and expire on either January 30, 2007 or February 17, 2007. The Company also issued warrants to Jefferies & Company, Inc. to purchase 10,000 shares of common stock, which warrants have an exercise price of $2.00 and are exercisable until July 5, 2006, as consideration for providing financial advisory services to the Company in connection with the acquisition of NetCel360. In connection with the private placement and exchange completed on October 25, 2002, Series B Warrants and Series B-1 Warrants to purchase 1.5 million shares of the Company’s common stock were exchanged for Series 4-A Preferred Stock. On January 6, 2003, Series B Warrants and Series B-1 Warrants to purchase a total of 41,783 shares of the Company’s common stock were exchanged for Series 4-A Preferred Stock.

Series B Warrants to purchase a total of 8,968 shares of the Company’s common stock were cancelled by holders who participated in the Exchange Offer . Series B-1 warrants to purchase a total of 6,710 shares of the Company’s common stock were cancelled by holders who participated in the Exchange Offer .

Series B Warrants and Series B-1 warrants to purchase a total of 201,874 and 13,421 shares, respectively, of the Company’s common stock remain outstanding as of January 31, 2005.

As part of the private placement completed on October 25, 2002 (see Note 9), the Company issued warrants to purchase 1,250,000 shares of the Company’s common stock at an exercise price of $0.01. These warrants are exercisable between April 1, 2005 and March 30, 2006. The holders of these warrants will not be entitled to any voting rights or any other rights as a stockholder until they are duly exercised for shares of common stock.

The Company has also issued warrants in connection with the Company’s Series 2-A Preferred and various warrants in connection with payment of services. The warrants issued in connection with the Company’s Series 2-A Preferred have an exercise price of $14.20 per share. The warrants issued in connection with the payment of services have exercise prices ranging from $2.00 in the case of the Jeffries & Company warrant noted above to as high as $347.20 per share.

In connection with the Exchange Offer, warrants to purchase an aggregate of 26,216 shares of the Company’s common stock were cancelled by holders who initially received these warrants in connection with the issuance of the Company’s Series 2-A Preferred Stock.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about warrant transactions for 2005, 2004 and 2003:

	Number of Shares of Common Stock			Weighted-Average Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2005	2004	2003	2005	2004	2003
Warrants outstanding at beginning of the period	1,609,886	1,569,059	1,885,760	$4.42	$6.59	$7.13
Granted	—	57,738	1,262,500	—	5.38	0.03
Exercised	—	—	—	—	—	—
Cancelled	(64,358)	(16,911)	—	47.03	171.47	—
Converted	—	—	(1,579,203)	—	—	2.00

Warrants outstanding at end of the period	1,545,528	1,609,886	1,569,059	2.65	4.42	6.59

Warrants exercisable at end of the period	295,528	359,886	319,059	$13.82	$19.76	$32.35

11.	Commitments and Contingencies

Operating Leases

The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through 2007. Certain of these leases contain renewal options. Rent expense was $0.2 million in 2005, $0.2 million in 2004 and $0.3 million in 2003. As of January 31, 2005, future minimum lease commitments were as follows (in thousands):

For the Years Ending January 31,
2006	$137
2007	33
2008	—

$170

Commitments

As at January 31, 2005, the Company had standby letters of credit established for the benefit of a customer of Vsource Asia, with a maximum potential future payment to $0.25 million. This standby letter of credit expires under their terms on October 31, 2005. Management is in active discussions with Vsource Asia to arrange for the replacement of the Company’s deposit to secure these standby letters of credit. Once this is done, or the letters of credit expire pursuant to their terms, the cash will no longer be restricted. There is no assurance that this will be concluded prior to the maturity of the standby letters of credit, however.

Litigation

The Company is not party to any outstanding legal proceedings or claims.

12.	Preferred Stock

Non-Redeemable Preferred Stock

Effective February 24, 2000, the Company authorized 5,000,000 shares of preferred stock. The preferred stock is divided into series. The Series 1-A Preferred, consists of 2,802,000 shares, the Series 2-A Preferred, consists of 1,672,328 shares, the Series 3-A Preferred consists of 500,000 shares and the Series 4-A Preferred consists of 25,000 shares.

On November 22¸ 2004, the Company contributed its remaining 61.2% ownership interest in Vsource Asia to Asia Holding Co. Immediately thereafter, the Company completed the Exchange Offer. Effective upon the completion of the Exchange Offer, 92.8% of the Series 1-A Preferred Stock or 877,408 shares, 98.8% of the Series 2-A Preferred Stock or 330,334 shares, and 100% or 17,364 shares of the Series 4-A Preferred Stock were tendered to the Company and subsequently cancelled. As a result, 67,600 shares of Series 1-A Preferred Stock and 3,900 shares of Series 2-A Preferred Stock remain outstanding and there are no shares of Series 4-A Preferred Stock outstanding.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon completion of the Exchange Offer on November 22¸ 2004, the Company reversed $19.2 million of non-cash beneficial conversion feature from additional paid in capital and recorded a credit arising on the exchange of $34.4 million.

Series 1-A Preferred

The Company allocated the net proceeds from the issuance of the Series 1-A Preferred to an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Preferred, subject to the surrendering of the certificates of the Series 1-A Preferred, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred.

The holder of each share of Series 1-A Preferred shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Preferred. Holders of the Series 1-A Preferred are entitled to noncumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred, these shares are subject to stated Series 1-A conversion price adjustments. There were 67,600 shares of Series 1-A Preferred issued and outstanding at January 31, 2005 with an aggregate liquidation value of $169,000. There are three holders of Series 1-A Preferred stock. As a result of issuances during 2003 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 1-A Preferred and the 20-for-1 reverse stock split that occurred on November 20, 2002, the conversion price of the Series 1-A Preferred was adjusted to $6.60 per share as of November 20, 2002.

Series 2-A Preferred

The Company allocated $7.6 million of the net proceeds from the issuance of the Series 2-A Preferred to additional paid-in capital as required by an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance.

In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Preferred shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Preferred, subject to the surrendering of the certificates of the Series 2-A Preferred, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Preferred.

Under certain circumstances, such as stock splits or issuances of common stock at a price less than the original issue price of the Series 2-A Preferred, these shares are subject to stated conversion price adjustments.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were 3,900 shares of Series 2-A Preferred issued and outstanding at January 31, 2005 with an aggregate liquidation value of $24,999. There is one Series 2-A Preferred stockholder. As a result of issuances during 2003 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 2-A Preferred and the 20-for-1 reverse stock split that occurred on November 20, 2002, the conversion price of the Series 2-A Preferred was adjusted to $14.20 per share as of November 20, 2002.

Conversion and Exchange of Series 1-A, Series 2-A and Series 4-A Preferred

During 2004, 330,947 shares of Series 1-A Preferred and 33,092 shares of Series 2-A Preferred were converted into a total of 140,007 shares of common stock. Additionally, 877,408 shares of Series 1-A Preferred and 330,344 shares of Series 2-A Preferred were exchanged on November 22, 2004 as part of the Exchange Offer. During 2003, 311,827 shares of Series 1-A Preferred and 46,802 shares of Series 2-A Preferred were converted into a total of 67,021 shares of common stock, 115,959 shares of Series 1-A Preferred were exchanged for cash and 760,531 shares of Series 2-A Preferred were exchanged for 1,583 shares of Series 4-A Preferred. During 2002, 733,613 shares of Series 1-A Preferred and 181,747 shares of Series 2-A Preferred were converted into a total of 915,360 shares of common stock.

Upon exchange of certain of the Series 2-A Preferred for Series 4-A Preferred in 2003, the Company reversed $4.4 million of non-cash beneficial conversion feature from additional paid in capital and recorded a credit arising on the exchange of $7.3 million (see Note 9– Private Placement and exchange of convertible notes in 2003).

Related Party interests in preferred stock

Executive officers and affiliates of the Company held the following number of preferred stock:

	January 31,
	2005	2004
Series 1-A Preferred	—	94,999
Series 4-A Preferred	—	16,223

	—	111,222

13.	Stock Options

Stock-Based Compensation

The following table summarizes the pro forma operating results of the Company had compensation cost for stock options granted under its stock option plans and for employee stock purchases under the Purchase Plan been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	Year ended January 31,
	2005	2004	2003
	(in thousands, except for per share data)
Net income/(loss) as reported	$15,242	$(11,369)	$(11,827)
Add: Stock-based employee compensation expense included in reported net income	—	94	963
Less: Total stock-based employee compensation expense determined under fair value method for all awards	—	(2,030)	(2,646)
Net income/(loss)	$15,242	$(13,305)	$(13,510)
Basic net income/(loss) available to common shareholders per share
As reported	$18.37	$(12.15)	$(3.06)
Pro forma	$18.37	$(13.16)	$(4.03)
Diluted net income/(loss) available to common shareholders per share
As reported	$17.92	n/a	n/a

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma disclosures provided are not likely to be representative of the effects on reported net income for future years due to future grants and the vesting requirements of the stock options.

The weighted average fair value of stock options granted during 2005, 2004 and 2003 was $0.49, $0.81 and $2.05, respectively. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Year ended January 31,
	2005	2004	2003
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	208%	170%	161%
Risk-free rate of return	3.1%	2.1%	3.1%
Expected life (years)	3.0	3.0	3.5

Stock Option Plans

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

The following summarizes activities under the stock option plans :

	Number of Options Year ended January 31,			Weighted-Average Exercise Price Per Share Year ended January 31,
	2005	2004	2003	2005	2004	2003
Options outstanding at beginning of the period	3,697,249	3,822,925	1,375,393	$2.44	$2.50	$4.02
Granted
– at above fair market value	312,050	27,700	—	2.00	2.00	—
– at fair market value	—	—	2,409,875	—	—	2.34
– at below fair market value	—	—	125,915	—	—	2.00
Exercised	(48,225)	—	(3,143)	0.20	—	0.20
Cancelled	(2,754,482)	—	—	2.34	—	—
Forfeited	(757,525)	(153,376)	(85,115)	1.95	3.77	21.25

Options outstanding at end of the period	449,067	3,697,249	3,822,925	3.82	2.44	2.50

Options vested/exercisable at end of the period	449,067	2,212,772	1,313,726	$3.82	$2.55	$2.49

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes information for stock options outstanding as of January 31, 2005:

Exercise price	Number of options	Weighted-average exercise price	Weighted- average remaining contractual life
$0.20	67,596	$0.20	6.8
$2.00 – 2.20	263,400	$2.05	0.7
$3.40 – 4.80	31,100	$4.25	0.5
$5.80 – 11.80	84,800	$7.57	1.3
$37.40 – 75.00	2,171	$55.04	3.9

	449,067

On February 22, 2005, an aggregate of 330,550 shares of common stock issuable upon the exercise of options held by employees of the Company’s former operating subsidiary, Vsource Asia, were cancelled pursuant to the provisions of the 2001 Plan. As of March 31, 2005 and after taking account of the cancellation of the Vsource Asia-related options and other options cancelled due to employee departures, the number of shares issuable upon outstanding options was 91,346 and the maximum number of shares issuable under the 2001 Plan was 502,516.

Employee Stock Purchase Plan

The Company received minimal tax benefits on the exercise of non-qualified stock options during 2005.

In November 2001, the shareholders of the Company approved the Employee Stock Purchase Plan (the “Purchase Plan”), which provides (after adjustment to reflect the Company’s November 20, 2002 reverse stock split) for the issuance of a maximum of 350,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to certain maximum limits, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the commencement date and specified purchase date of each six-month offering period. During the year ended January 31, 2004, a total of 22,940 shares of common stock were purchased by plan participants at a purchase price of $1.48 (85% of $1.75 closing price at end of plan period). The Company has discontinued offering the Purchase Plan and no shares were issued during the year ended January 31, 2005. The Company does not recognize non-cash stock-based compensation expense related to employee purchase rights under this plan in accordance with APB Opinion No. 25. There are over 330,000 shares of common stock available for future purchases under the Purchase Plan.

14.	401(k) Plan

The Company sponsors a 401(k) (“401(k) Plan”) employee savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended. Participants may elect to defer 1% to 14% of their eligible compensation. For the year ended January 31, 2005, the maximum contribution by each participant was subject to the federal law limitation of $14,000 ($18,000, in the case of persons over 50 years of age). A participant’s maximum deferral percentage and/or dollar amount may also be limited by other applicable IRS limitations. Matching contributions are made by the Company in an amount equal to 100% of the participant’s contribution up to a maximum of 4% of such participant’s annual eligible compensation, subject to certain regulatory and plan limitations. Contributions are subjected to tax only upon withdrawal from the 401(k) Plan and subject to penalties under certain circumstances. Participant contributions are 100% vested immediately and are not subject to forfeiture. The employer matching contributions are vested at 100%. Matching contributions were not material for 2005.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Income Taxes

The components of loss before income taxes are as follows (in thousands):

	January 31,
	2005	2004
Net income/(loss) subject to U.S income taxes only	$16,857	$(2,873)
Net loss subject to foreign income taxes only	(1,613)	(8,474)

Net income/(loss)	$15,244	$(11,347)

The deferred tax assets and liabilities were comprised of the following (in thousands):

	January 31,
	2005	2004
Deferred tax assets:
- net operating loss carryforward	$14,033	$14,899

Gross deferred tax assets	14,033	14,899

Deferred tax liabilities	—	—

Net deferred tax assets	14,033	14,899

Valuation allowance	(14,033)	(14,899)

	$—	$—

Current year taxation:
- Corporate tax – Federal	$5	$—
- Corporate tax – Foreign	(3)	22

Total	$2	$22

The valuation allowance at January 31, 2005, principally applies to state, local and foreign tax loss carryforwards that, in the opinion of the management, are more likely than not to expire before the company can use them.

As of January 31, 2005, the Company had net operating loss carryforwards of approximately $33.8 million for both U.S. federal and state tax, and $0.8 million for foreign tax, available to offset future regular, alternative minimum and foreign taxation income, if any. Change of ownership of more than 50% occurred on June 22, 2001, thus according to applicable U.S. tax laws, losses that occurred before June 22, 2001 are limited to $323,700 per year for up to 15 to 20 years, totaling approximately $6.5 million, with respect to the amounts that can be carried forward. The loss carryovers will expire between 2011 and 2021. Any further changes in the ownership of the Company may lead to further restrictions in respect of the availability and use of these tax losses. Foreign operating loss carryforwards are available indefinitely.

16.	Segment Data

As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co, and therefore no longer provides BPO services and the Company consists of one segment. The Company’s revenue is generated from the United States and its long-lived assets are mainly located in the United States. In the year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company combined revenues and, therefore, as a result of the Exchange Offer, the Company no longer has any active business operations. Please see Note 3 for details of the discontinued operations.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Certain Relationships And Related Transactions

Vsource Asia and Symphony House Relationships

Transactions and balances with Vsource Asia

Symphony House is the major owner of Vsource Asia and owns 77.4% of Vsource Asia’s voting securities through direct and indirect ownership.

Symphony House currently beneficially owns 648,860 shares of common stock, representing 31.3% of outstanding common stock as of March 31, 2005, and warrants that became exercisable on April 1, 2005 and entitle Symphony House to acquire an additional 1,000,000 shares of common stock at an exercise price per share of $0.01. If Symphony House exercises these warrants, it would own 1,648,860 shares of common stock, which would represent 53.6% of our common stock, when measured as of March 31, 2005.

Vsource Asia provides the Company with infrastructure management and administrative services, including accounting support, for a monthly fee of $5,000. The Company is in the process of entering into a written agreement with Vsource Asia formalizing this arrangement.

The Company has amounts owed to it by Vsource Asia of $0.956 million ($1.739 million less estimated discount of $0.783 million).

18.	Subsequent Event

On February 22, 2005, an aggregate of 330,550 shares of common stock issuable upon the exercise of options held by employees of the Company’s former operating subsidiary, Vsource Asia, were cancelled pursuant to the provisions of the 2001 Plan.

VSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Based on his evaluation, as of a date within 90 days of the filing of this Annual Report on Form 10-K, our Chief Executive Officer, who is also our Chief Financial Officer, has concluded he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are not effective.

(b) Changes in Internal Controls: There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and certain information regarding each of our current directors and executive officers. There are no family relationships among our directors or executive officers.

Directors

Name	Age	Position
Dennis M. Smith	53	Chairman, Chief Executive Officer and Chief Financial Officer
Robert N. Schwartz, PhD.(1)	65	Director
Richardson Sells(1)	58	Director

(1)	Member of the Audit Committee.

Dennis M. Smith. Mr. Smith has served on our Board of Directors since June 2001, following our acquisition of substantially all of the assets of NetCel360. He has served as Chairman of the Board of Directors and our Chief Executive Officer and Chief Financial Officer since December 2004. Previously, Mr. Smith served as our Chief Strategy Officer starting in July 2001 and also as our Chief Financial Officer since December 2001. Mr. Smith was a co-founder of NetCel360 and has lived and worked in finance in Asia since 1976. In 1984 he co-founded ChinaVest, one of the earliest and largest independent private equity firms in Asia. Prior to joining ChinaVest, Mr. Smith held senior positions in commercial banking and investment banking with First Chicago Corp. in Hong Kong, Singapore and the Philippines. He holds an MBA degree from Loyola University of Chicago.

Robert N. Schwartz, Ph.D. Dr. Schwartz has served on our Board of Directors since August 1998. Since 1979, Dr. Schwartz has been a visiting professor at U.C.L.A and, since December 2000, the owner of a scientific consulting company, Channel Islands Scientific Consulting. From 1981 to 2000, Dr. Schwartz was a Senior Research Scientist at HRL Laboratories, LLC, Malibu, California. He has a B.A. in Mathematics, Chemistry and Physics, an M.S. in Chemical Physics from the University of Connecticut and a Ph.D. in Chemical Physics from the University of Colorado.

Richardson E. Sells. Mr. Sells has served on our Board of Directors since April 2005. From January 29, 2001, Mr. Sells has served as Vice President Global Sales, Cargo, of Northwest Airlines, Inc. Prior to joining Northwest Airlines, Mr. Sells was Managing Director, Hong Kong and China, for CV Transportation Services, LDC, from 1995 through December 31, 2000. Mr. Sells has a Bachelors of Science degree in Business Management from the University of Tennessee and East Tennessee State University.

Officers

Name	Age	Position
Dennis M. Smith	53	Chairman, Chief Executive Officer and Chief Financial Officer
James G. Higham	42	Vice President, General Counsel

James G. Higham. Mr. Higham is Vice President, General Counsel and Secretary of Vsource, Inc. In this role, he is responsible for all of the company’s legal affairs. Mr. Higham previously served as the Company’s Vice President, Human Resources. Mr. Higham joined Vsource as its Deputy General Counsel in March 2002. In this capacity, he handled securities, commercial and strategic legal matters. Prior to Vsource, Mr. Higham worked as a director of business and legal affairs for Teligent, Inc. from October 1998 through May 2001, except for the period December 1999 through March 2000 when Mr. Higham worked as a director, business affairs, at America Online, Inc. before returning to Teligent. Before joining Teligent, Mr. Higham worked as a corporate associate with the D.C. law firm Hogan & Hartson LLP. Before law school, Mr. Higham was a research analyst with the International Monetary Fund. Mr. Higham earned his Bachelor of Arts degree from Tufts University and a Juris Doctorate from the University of Virginia School of Law.

Board Meetings and Committees

The Board of Directors held six meetings during the fiscal year ended January 31, 2005 (“Fiscal 2005”). On two other occasions, the Board of Directors took actions through unanimous written consents. Each director nominee attended at least 75 percent of the aggregate of all meetings of the Board of Directors and the committees of the Board of Directors on which he was a member, if any, held during Fiscal 2005.

At the beginning of Fiscal 2005, our Board of Directors was comprised of the following five members: Phillip Kelly, Stephen Stonefield, Luc Villette and our two of our current directors, Mr. Smith and Dr. Schwartz. Messrs. Kelly and Villette resigned from the Board of Directors in December 2004 and the Board of Directors has not filled the vacancies created by their resignations. Mr. Stonefield resigned from the Board of Directors in April 2005 and the Board filled his vacancy with the appointment of Richardson E. Sells.

The Special Committee established by the Board of Directors to review the Exchange Offer and related transactions held two meetings during Fiscal 2005. Dr. Schwartz and Mr. Stonefield were the members of the Special Committee.

The Audit Committee, which held four meetings during Fiscal 2005, assists the Board’s oversight of our financial statements and compliance with legal and regulatory requirements and the qualifications and performance of our independent auditor. The Audit Committee currently has two members, Dr. Schwartz and Mr. Sells. Each of Dr. Schwartz and Mr. Sells are independent directors as defined in Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards, but neither of Dr. Schwartz or Mr. Sells is considered a “financial expert” as such term is currently defined under the applicable rules and regulations of the Securities and Exchange Commission.

We do not have a compensation committee or a committee performing the functions of a compensation committee. We also do not have a nominating committee or a committee performing the functions of a nominating committee. Our full Board of Directors fulfills the roles of these committees. It is the position of our Board of Directors that it is appropriate for us not to have separate compensation and nominating committees in light of the size of the Company and its present lack of active operations. Moreover, at present we are not required to have a nominating committee until such time as we are listed on a stock exchange in which event we would have to abide by the applicable rules and regulations of such exchange. If we do create either a compensation or a nominating committee prior to our 2005 annual meeting, our proxy statement for our 2005 annual meeting will provide information regarding this committee, including functions held by the committee and the names of directors who are members.

Stockholder Communications with the Board of Directors

Our stockholders may communicate with the members of our Board of Directors by writing directly to the Board of Directors or specified individual directors to:

Secretary

Vsource, Inc.

7855 Ivanhoe Avenue

Suite 200

La Jolla, California 92037

Our Secretary will deliver stockholder communications to the specified individual director, if so addressed, or to one of our directors who can address the matter.

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

Based solely on the review of the copies of the reports furnished to us or written representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent stockholders with respect to the fiscal year ended January 31, 2005, were complied with in a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information regarding the compensation for the last three completed fiscal years of (a) our Chief Executive Officer, (b) the one executive officer other than the Chief Executive Officer who was serving as executive officers as of January 31, 2005, and whose total annual salary and bonus for the most recent fiscal year exceeded $100,000, and (c) the three other executive officers who would have been among the highest paid executive officers if they had been an executive officer as of January 31, 2005.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year Ended Jan. 31,	Salary		Bonus*		Restricted Stock Awards	Securities Underlying Options/SARs(1)	All Other Compensation
Dennis M. Smith Chief Executive Officer	2005 2004 2003	$ $ $	294,872 224,326 176,625	$ $ $	0 135,570 123,666	0 0 0	0 0 608,324	$ $ $	99,348 169,940 194,797	(2) (3) (4)

James G. Higham Vice President, General Counsel	2005 2004 2003	$ $ $	164,012 148,540 114,583	$ $ $	25,500 28,356 0	0 0 0	12,500 0 7,500	$ $ $	11,929 9,610 2,704	(5) (6) (7)

**Phillip E. Kelly Former Chief Executive Officer	2005 2004 2003	$ $ $	321,200 292,000 226,300	$ $ $	0 14,600 170,047	0 0 0	0 0 640,543	$ $ $	189,362 28,999 1,898	(8) (9) (10)

**John G. Cantillon Former Chief Operating Officer	2005 2004 2003	$ $ $	221,600 175,079 156,269	$ $ $	75,414 83,579 70,852	0 0 0	0 0 451,375	$ $ $	40,000 36,000 29,034	(11) (11) (12)

**Neal Gemassmer Former Vice President, Client Outsourcing Solutions	2005 2004 2003	$ $ $	129,953 140,185 137,320	$ $ $	66,125 30,343 129,781	0 0 0	11,250 0 8,750	$ $ $	7,783 1,538 1,538	(13) (14) (14)

*	In the case of Mr. Gemassmer, includes sales commissions and cash awards. In the case of the other executive officers, represents annual bonus payments.
**	Mr. Kelly left in December 2004. Upon the completion of the Exchange Offer and related transactions on November 22, 2004, Mr. Cantillon ceased to be an employee of Vsource. Mr. Gemassmer left in January 2005.

(1)	Throughout this report, the number of shares underlying options granted are adjusted for the 20:1 post-reverse split on November 20, 2002.
(2)	Includes the following paid by Vsource on behalf of or to Mr. Smith: (a) $61,052 in housing allowance, (b) $6,417 for a tax filing fee, (c) $1,541 in Hong Kong Mandatory Provident Fund contribution, and (d) $30,338 in health insurance premiums for Mr. Smith and certain of his family members.
(3)	Includes the following paid by Vsource on behalf of or to Mr. Smith: (a) $125,153 in housing allowance, (b) $19,064 in education allowance for one of Mr. Smith’s children, (c) $1,540 in Hong Kong Mandatory Provident Fund contribution, and (e) $24,183 in health insurance premiums for Mr. Smith and certain of his family members.
(4)	Includes the following paid by Vsource on behalf of or to Mr. Smith: (a) $141,925 in housing allowance, (b) $18,817 in education allowance for one of Mr. Smith’s children, (c) $8,333 for a tax filing fee, (d) $1,538 in Hong Kong Mandatory Provident Fund contribution, and (e) $24,183 in health insurance premiums for Mr. Smith and certain of his family members.
(5)	Includes the following paid by Vsource on or behalf of Mr. Higham: (a) $5,822 in 401(k) Plan contributions and (b) $6,107 in health insurance premiums.
(6)	Includes the following paid by Vsource on or behalf of Mr. Higham: (a) $4,244 in 401(k) Plan contributions and (b) $5,366 in health insurance premiums.
(7)	Consists of health insurance premiums paid on behalf of Mr. Higham.
(8)	Includes the following paid by Vsource on behalf of or to Mr. Kelly: (a) $4,524 for tax preparation and filing fee, (b) $4,380 in 401(k) Plan contribution, (c) $17,218 in health insurance premiums, (d) $28,651 in travel expenses for spouse, (e) $87,600 severance payment covering three months salary in accordance with Mr. Kelly’s employment agreement, and (f) $46,989 in accrued but unused vacation pay paid upon Mr. Kelly’s departure.
(9)	Includes the following paid by Vsource on behalf of or to Mr. Kelly: (a) $5,239 for tax preparation and filing fee, (b) $2,628 in 401(k) Plan contribution, (c) $13,780 in health insurance premiums, and (d) $7,352 in travel expenses for spouse.
(10)	Includes the following paid by Vsource on behalf of or to Mr. Kelly: (a) $12,549 in overseas housing allowance, (b) $45,448 for international tax equalization benefits and associated tax filing fee, (c) $1,410 in Hong Kong Mandatory Provident Fund contribution, (d) $657 in 401(k) Plan contribution, (e) $7,016 in health insurance premiums, and (f) $4,818 in travel expenses for spouse.
(11)	Consists of composite and housing allowance paid by Vsource on behalf of or to Mr. Cantillon.
(12)	Includes the following paid by Vsource on behalf of or to Mr. Cantillon: (a) $26,034 in composite allowance, and (b) $3,000 in housing allowance.
(13)	Includes the following paid by Vsource on behalf or to Mr. Gemasmmer (a) $1,413 in Hong Kong Mandatory Provident Fund contribution, and (b) $6,370 in accrued but unused vacation pay paid upon Mr. Gemasmmer’s departure.
(14)	Represents Hong Kong Mandatory Provident Fund contribution paid by Vsource.

Options

Option Grants in Last Fiscal Year

The following table sets forth certain information with respect to two of the executive officers, Messrs. Higham and Gemassmer, listed in the Summary Compensation Table above concerning individual grants of options to purchase common stock made in Fiscal 2005 to these individuals. Apart from these grants, during Fiscal 2005 we did not grant any others options to the named executive officers and directors to purchase shares of our common stock. Since January 31, 2005, we have not granted options to any of our current executive officers and directors.

Option Grants In Last Fiscal Year

(Individual Grants)

	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees in the Current Fiscal Year(3)	Exercise of Base Price Per Share	Expiration Date		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)(2)
Name and Principal Position						5%	10%
James G. Higham Vice President, General Counsel	12,500	4.0%	$2.00	02/05/14	(4)	$0.00	$0.00

*Neal Gemassmer Former Vice President, Client Outsourcing Solutions	11,250	3.6%	$2.00	02/05/14	(5)	$0.00	$0.00

*	Left Vsource in January 2005.
(1)	The dollar amounts in these columns are the product of (1) the difference between (a) the product of the per-share market price at the date of grant and the sum of 1 plus the assumed rate of appreciation (5% and 10%) compounded annually over the term of the option (ten years) and (b) the per-share exercise price of the option and (2) the number of shares underlying the grant at fiscal year-end.
(2)	The appreciation rates stated are arbitrarily assumed and may or may not reflect actual appreciation in the stock price over the life of the option. Regardless of any theoretical value that may be placed on a stock option, no increase in its value will occur without an increase in the value of the underlying shares. Whether such an increase will be realized will depend not only on the efforts of the recipient of the option, but also upon conditions in our industry and market area, competition and economic conditions, over which the optionee may have little or no control. Since the per-share exercise price of the options is greater than the assumed future stock price at the assumed appreciation rates, the potential realizable value of the options is $0.00.
(3)	Based on an aggregate of 312,050 options granted to directors and employees of Vsource in Fiscal 2005, including the executive officers listed in the Summary Compensation Table above.
(4)	On February 5, 2004, Mr. Higham was granted options to purchase 12,500 shares of common stock at an exercise price of $2.00 per share. As a result of the Exchange Offer, all of these options are fully vested and exercisable as of November 22, 2004. The fair market value of our common stock on the grant date was $0.56 per share.
(5)	On February 5, 2004, Mr. Gemassmer was granted options to purchase 11,250 shares of common stock at an exercise price of $2.00 per share. As a result of the Exchange Offer, all of these options are fully vested and exercisable as of November 22, 2004. The fair market value of our common stock on the grant date was $0.56 per share. As noted, Mr. Gemassmer left Vsource in January 2005 and under the terms of our option plan all of his options, except for options to purchase 1,040 shares of common stock at a per share price of $0.20, were cancelled as of the end of April 2005.

Fiscal Year-End Option/SAR Values

The following table sets forth certain information with respect to each of the executive officers listed in the Summary Compensation Table above concerning unexercised options to purchase common stock held as of the end of the fiscal year ended January 31, 2005. On November 22, 2004, Messrs. Kelly and Smith exercised options to purchase 36,162 and 11,463 shares of common stock, respectively, at an exercise price of $0.20 per share or a total exercise price of $7,323.40 for Mr. Kelly and $2,292.60 for Mr. Smith, and subsequently sold these shares of common stock at a per share price of $0.50 to Symphony House as part of Symphony House’s agreement to purchase shares of Vsource common stock and warrants from certain preferred stockholders. Messrs. Kelly and Smith then cancelled all other options held by them. John G Cantillon, our former Chief Operating Officer, also cancelled all of his options with effect from November 22, 2004 in connection with the Exchange Offer.

Under the terms of our option plan and effective upon the completion of the Exchange Offer on November 22, 2004, each of the options held by Messrs. Gemassmer and Higham became fully vested and exercisable.

Fiscal Year-End Option/SAR Values

	Number of Securities Underlying Unexercised Options at January 31, 2005		Value of Unexercised In-the -Money Options January 31,2005(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Dennis M. Smith Chief Executive Officer	0	0	$—	$—

James G. Higham Vice President, General Counsel	20,000	0	$0	$0

*Phillip E. Kelly Former Chief Executive Officer	0	0	$—	$—

*John G. Cantillon Former Chief Operating Officer	0	0	$—	$—

*Neal Gemassmer Former Vice President, Client Outsourcing Solutions	20,000	0	$0	$0

*	Mr. Kelly left in December 2004. Upon the completion of the Exchange Offer and related transactions on November 22, 2004, Mr. Cantillon ceased to be an employee of Vsource. Mr. Gemassmer left the Company in January 2005.

(1)	Value is calculated in accordance with SEC rules by subtracting the exercise price per share for each option from the fair market value of the underlying common stock as of January 31, 2005, and multiplying that difference by the number of shares of common stock subject to the option. The fair market value of one share of common stock as of January 31, 2005, was $0.15.

Compensation Committee Interlocks and Insider Participation

As noted previously, we do not have a Compensation Committee and as its duties were carried out by the full Board of Directors. We have arrangements to compensate our directors and officers. These arrangements are described under “Certain Transactions” in Item 13 below.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

During Fiscal 2005, the Board of Directors set the salaries and other compensation of our executive officers and certain other key employees and administered our stock option and bonus plans.

General Compensation Policy

For Fiscal 2005, the Board of Directors determined the base salary for executive officers, other than for the Chief Executive Officer, based largely on recommendations by our Chief Executive Officer. The goal of the Board of Directors’ compensation policy during the last fiscal year was to retain, motivate and reward management through our compensation policies and awards. Generally, compensation of executive officers is designed to be competitive, to reward exceptional performance and to align the interest of executive officers with the interests of stockholders. The Board of Directors has approved compensation policies consistent with these goals and has authorized the Compensation Committee to supervise the implementation of these policies.

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

Long Term Incentives. Currently, stock options are our primary long-term incentive vehicle. Substantially all of our employees are eligible for stock option awards on an annual basis. Whether an award is made, and the size of the award, is based on position, responsibilities and corporate and individual performance. During Fiscal 2005, we granted options to purchase 11,250 and 12,500 shares of common stock at an exercise price of $2.00 per share to Mr. Gemassmer and Mr. Higham, respectively. Apart from these grants, during Fiscal 2005 we did not grant any others options to the named executive officers and directors to purchase shares of our common stock.

The Board of Directors has the authority to review annually the annual and long-term compensation of all of our executives and employees to assure that all such executives and employees continue to be properly motivated to serve the interests of our stockholders.

Federal tax law establishes certain requirements in order for compensation exceeding $1 million earned by certain executives to be deductible. Because no executive officer had total compensation exceeding $1 million in the previous fiscal year, the Board of Directors has not found it necessary to address the issues related to these requirements.

Executive Compensation for the Fiscal Year Ended January 31, 2005

Mr. Smith has served as our Chief Executive Officer since December 2004. For Fiscal 2005, Mr. Smith received a salary of $294,872. For Fiscal 2005, Mr. Smith did not receive a bonus. In addition during Fiscal 2005, Mr. Smith received other compensation in the aggregate amount of $99,348. The Board of Directors believes that Mr. Smith’s salary and other compensation, as well as the salaries of our one other current executive officer and the stock option grants granted to current executive officers for Fiscal 2005, were determined in a manner generally consistent with the factors described above.

Dennis M. Smith

Robert N. Schwartz, Ph.D.

Richardson Sells

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth certain information, as of April 15, 2005, regarding the beneficial ownership of our common stock, including common stock issuable upon conversion of all preferred convertible securities, options, warrants and other convertible securities, by (i) all persons or entities who beneficially own 5% or more of our common stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of April 15, 2005, there were 2,074,033 shares of common stock outstanding and 3,762,580 shares of common stock on a fully as-converted basis, with each share of common stock being entitled to one vote.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Total Common Stock Outstanding(2)	Percent of Total Outstanding(3)
Greater Than Five Percent Beneficial Owners
Symphony House Berhad (4) Level 17 Menara Milenium Jalan Damanlela Pusat Bandar Damansara 50490 Kuala Lumpur Malaysia	1,648,860	53.6%	43.8%

Eparfin SA (5) 84, Grand Rue L-1660 Luxembourg	250,000	10.8%	6.6%
Current Directors

Robert N. Schwartz, Ph.D(6) 6 Duquesa Dana Point, CA 92629	5,857	*	*

Richardson Sells 7475 Flying Cloud Drive Eden Prairie, MN 55344	0	0%	0%

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Total Common Stock Outstanding(2)	Percent of Total Outstanding(3)
Dennis M. Smith 7855 Ivanhoe Avenue Suite 200 La Jolla, CA 92037	0	0%	0%

Current Officers Who Are Not Directors
James G. Higham(7) 7855 Ivanhoe Avenue Suite 200 La Jolla, CA 92037	20,000	*	*
Former Officers Who Are Not Directors
Phillip E. Kelly 7660-H Fay Avenue No. 521 La Jolla, CA 92037	0	0%	0%

John G. Cantillon Level 12, Menara HLA No. 3, Jalan Kia Peng Kuala Lumpur, Malaysia	0	0%	0%

Neal Gemassmer (8) Unit 501, AXA Centre 151 Gloucester Road, Wanchai Hong Kong	20,000	*	*

Current directors and executive officers as a group (8 persons)(9)	45,847	*	*

*	Less than 1%.
(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares. The number of shares shown as beneficially owned by any person or entity includes all preferred convertible stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of April 15, 2005.

(2)	The percentages of beneficial ownership shown assume the exercise or conversion of all preferred convertible stock, options, warrants and other securities convertible into common stock held by such person or entity currently exercisable within 60 days of April 15, 2005, but not the exercise or conversion of preferred convertible stock, options, warrants and other convertible securities held by other holders of such securities.
(3)	Based on a total of 3,762,580 shares of common stock outstanding on a fully-diluted basis as of April 15, 2005, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock option and warrants that are exercisable within 60 days of April 15, 2005. Includes the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with our October 2002 private placement.
(4)	Includes warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share purchased by Symphony House pursuant to the Symphony Purchase Agreement. These warrants were originally issued in connection with our October 2002 private placement.
(5)	Consists of warrants to purchase 250,000 shares of common stock at an exercise price of $0.01 per share novated by the original warrant holder, Quilvest Asia Equity Ltd, pursuant to a Novation Agreement, dated as of February 2, 2005, between Quilvest Asian Equity Ltd, Vsource, Inc. and Eparfin SA. These warrants were originally issued in connection with our October 2002 private placement.
(6)	Includes 3,750 shares of common stock issuable upon exercise of Mr. Schwartz’s stock options.
(7)	Consists of shares of common sock issuable upon exercise of Mr. Higham’s stock options.
(8)	Consists of shares of common stock issuable upon exercise of Mr. Gemassmer’s stock options.
(9)	Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting and/or investment powers. Also includes an aggregate of 43,750 shares of common stock issuable upon exercise of stock options held by all current directors and executive officers as a group.

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

The following table sets forth certain information as of April 15, 2005, regarding the beneficial ownership of Series 1-A Preferred Stock by (i) all persons or entities who beneficially own 5% or more of our Series 1-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of April 15, 2005, there were 67,600 shares of Series 1-A Preferred Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total Series 1-A Preferred Stock Outstanding	Percent of Total Outstanding(1)
Greater Than Five Percent Beneficial Owners
Ron Soderling Suite 270 Newport Beach, CA 92660	40,000	59.2%	*

First Clearing Corporation P.O. Box 6570 Glen Allen, VA 23058	20,000	29.6%	*

Susan Lacerra & Steven Tingey JT c/o Jefferies & Co. Inc. 650 California Street San Francisco, CA 94108	7,600	11.2%	*
Current directors and executive officers as a group (0 persons)	0	0%	0%

*	Less than 1%.
(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 1-A Preferred Stock held by such person or entity and is based on a total of 3,762,580 shares of common stock outstanding on a fully-diluted basis as of April 15, 2005, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock options and warrants that are exercisable within 60 days of April 15, 2005. Includes the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with our October 2002 private placement.

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

The following table sets forth certain information as of April 15, 2005, regarding the beneficial ownership of Series 1-A Preferred Stock by (i) all persons or entities who beneficially own 5% or more of our Series 2-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of April 15, 2005, there were 3,900 shares of Series 2-A Preferred Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Total Series 2- A Preferred Stock Outstanding	Percent of Total Outstanding(1)
Greater Than Five Percent Beneficial Owners
Ali R. Moghaddami 2000 Riverside Drive Los Angeles, CA 90039	3,900	100%	*
Current directors and executive officers as a group (0 persons)	0	0%	0%

*	Less than 1%.
(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 2-A Preferred Stock held by such person or entity and is and is based on a total of 3,762,580 shares of common stock outstanding on a fully-diluted basis as of April 15, 2005, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock option and warrants that are exercisable within 60 days of April 15, 2005. Includes the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with our October 2002 private placement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation of Directors

Mr. Smith is the only director also serving as a full-time employee of the Company. He receives no additional compensation for services as a director. With respect to non-employee, independent directors, our philosophy is to provide competitive compensation necessary to attract and retain qualified non-employee, independent directors. In April 2005, the Board of Directors approved the payment of an annual retainer of $28,000, paid on a quarterly basis, to each non-employee, independent director starting April 2005.

Compensation of Officers – Executive Employment Agreements

We have entered into employment agreements with each of Messrs. Smith, Higham, Kelly, Cantillon and Gemassmer. Messrs. Kelly, Cantillon and Gemassmer are no longer Vsource employees.

Mr. Smith is party to parallel employment agreements with two of our subsidiaries, each dated as of April 1, 2005. Under these agreements, effective April 1, 2005, Mr. Smith receives in the aggregate a base salary of $325,000 per year, and is eligible for a target incentive bonus equal to 50% of the aggregate base salary. This bonus is payable upon achievement of certain performance targets set by the Board of Directors. Under the agreements, Mr. Smith may elect to be reimbursed by Vsource for housing expenses up to $12,000 per month ($144,000 per year), provided, any such housing expenses will be deducted from Mr. Smith’s salary if Mr. Smith makes this election. Mr. Smith is obligated to devote the majority of his business time, attention, skill, and efforts to the faithful performance of his duties under his employment agreements. Under these agreements, Vsource acknowledges, among other things, that Mr. Smith (i) serves as a director of Vsource Asia Berhad, Vsource’s former operating subsidiary in which Vsource no longer has an ownership interest, and its subsidiaries, and (ii) intends to participate in the formation of one or more investment programs and expects to serve as a director and/or general partner of such program(s) simultaneous with the performance of his duties under the agreements. Vsource may immediately terminate Mr. Smith’s employment agreements with cause upon the happening of certain specified events. The Board of Director may, at its discretion, terminate Mr. Smith’s employment upon written notice without cause; provided, however, in the event Mr. Smith is terminated without cause Vsource is obligated to pay Mr. Smith a lump sum payment equal to 50% of his annual salary, which payment is due no later than thirty days following termination. Mr. Smith may terminate his employment agreement upon at least thirty days written notice to Vsource.

Mr. Higham is party to an employment agreement with one of our subsidiaries, dated as of September 1, 2003. Under this agreement, Mr. Higham receives a base salary of $164,000 per year, and is eligible for a target incentive bonus equal to 35% of the base salary. This bonus is payable upon achievement of certain performance targets set by the Board of Directors. Vsource may immediately terminate Mr. Higham’s employment agreements with cause upon the happening of certain specified events. The Board of Directors may, at its discretion, terminate Mr. Higham’s employment upon written notice without cause; provided, however, in the event Mr. Higham is terminated without cause Vsource is obligated to pay Mr. Higham a lump sum payment equal to one-sixth of his annual base salary, which payment is due no later than thirty days following termination, and is obligated to also pay for Mr. Higham’s Vsource-provided medical benefits for the two months after his termination. Mr. Higham may terminate his employment agreement upon at least thirty days written notice to Vsource.

Mr. Kelly, who left Vsource in December 2004, was party to an employment agreement with one of our subsidiaries, dated as of January 1, 2003. Under this agreement, Mr. Kelly received a base salary of $350,400 and his target incentive bonus was 100% of his base salary. This bonus was payable upon achievement of certain targets set by the Compensation Committee. On December 6, 2004, Mr. Kelly resigned as Chief Executive Officer and under the terms of his employment agreement we paid Mr. Kelly a termination payment of $134,588, consisting of three months salary totaling $87,600 and accrued vacation in the amount of $46,988. The termination payment was made in two parts, the first part consisting of Mr. Kelly’s December monthly salary of $29,200 was paid as part of our regular December payroll and the second part consisting of the remaining termination payment of $105,388 was paid on January 3, 2005.

As a result of the completion of the Exchange Offer on November 22, 2004, Mr. Cantillon is no longer an employee of Vsource as of such date. Previously, Mr. Cantillon was party to parallel employment agreements with two of our subsidiaries, each dated January 1, 2003. Under side letters to these agreements, effective September 1, 2003, Mr. Cantillon received an aggregate base salary of $205,000 per year and was eligible for a target incentive bonus equal to 100% of the aggregate base salary. This bonus was payable upon achievement of certain targets set by the Compensation Committee. Through November 2004, we also provided Mr. Cantillon with a housing reimbursement of $3,000 per month.

Mr. Gemassmer resigned from the Company in January 2005 and was previously party to an employment agreement with one of our subsidiaries, dated May 8, 2001. Under this agreement, Mr. Gemassmer received a base salary of $156,201 per year, and was eligible for sales commissions under the Company’s sales commission plan for customer outsourcing solutions. Upon Mr. Gemassmer departure, in January 2005 in addition to salary owed to Mr. Gemassmer we paid him a total of approximately $18,156, consisting of $6,370 in accrued vacation pay and $11,786 in earned sales commission.

Vsource Asia Board of Directors

Dennis Smith, Chairman and Chief Executive Officer of Vsource, serves as a director of Vsource Asia, which company is majority owned by Symphony House, and receives no compensation for such services. As a result of exchanging his Vsource Series 4-A Preferred Stock in the Exchange Offer, Mr. Smith also holds a minority ownership interest in Asia Holding Co. that owns a majority of the shares of Vsource Asia and Symphony House is the majority shareholder of Asia Holding Co.

Vsource Asia Relationship and Symphony House

Vsource Asia provides the Company with infrastructure management and administrative services, including accounting support for a monthly fee of $5,000. Presently, these services are provided under an oral understanding and we are in the process of entering into a written agreement with Vsource Asia formalizing this arrangement.

At January 31, 2005, we had amounts owed to us from Vsource Asia totaling $1.739 million. These amounts related to legacy inter-company obligations in place prior to the completion of the Exchange Offer. We are in discussions with Vsource Asia to memorialize this obligation with a written promissory note or other agreement evidencing a deferred payment plan. We may also consider selling or assigning the obligation to a third party at a purchase price to be mutually agreed, which price may represent a discount to the $1.739 million owed. Because of the uncertainty of the full repayment of the Vsource Asia obligation, we have made an estimated discount of $0.783 million for it.

Symphony House is the majority owner of Vsource Asia and owns 77.4% of Vsource Asia’s voting securities through direct and indirect ownership. Symphony House currently beneficially owns 648,860 shares of our common stock, representing 31.3% of our outstanding common stock as of March 31, 2005, and pursuant to an outstanding warrant it purchased as part of the Symphony Purchase Agreement from a former preferred stockholder. This warrant became exercisable on April 1, 2005 and entitles Symphony to acquire an additional 1,000,000 shares of our common stock at an exercise price per share of $0.01. Therefore, assuming it exercises its warrant, Symphony House would own 1,648,860 shares of common stock, which would represent 53.6% of our common stock, when measured at March 31, 2005.

Stonefield Consulting Agreement

Stephen Stonefield, a former member of Vsource’s Board of Directors, is party to a consulting agreement dated as of April 1, 2005, with one of Vsource’s subsidiaries pursuant to which Mr. Stonefield is paid a monthly fee of $10,000 and receives medical benefits in return for certain strategic consulting services. This consulting agreement is terminable by either party upon thirty days written notice.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have engaged PricewaterhouseCoopers to audit our financial statements for Fiscal 2005. PricewaterhouseCoopers audited our financial statements for Fiscal 2004 and the decision to retain PricewaterhouseCoopers as our independent auditor has been approved by the Board of Directors and the Audit Committee.

Fees

Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers as of or for the years ended January 31, 2005 and 2004, were:

	2005	2004
Audit	$157,176	$191,050
Audit Related	165,614	150,674
Tax	177,044	183,830

Total	$499,834	$525,554

Audit fees for the years ended January 31, 2005 and 2004, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and the statutory audits of certain subsidiary companies and the quarterly reviews of the financial statements included in our Forms 10-Q.

Audit Related fees for the years ended January 31, 2005 and 2004, respectively, were for accounting consultations in connection with the Exchange Offer and related transactions, capital issuances and review of responses to various SEC comment letters.

Tax fees for the years ended January 31, 2005 and 2004, respectively, were for services related to tax compliance and advisory services including assistance with review of tax returns, advice on goods and services taxes and duties in various jurisdictions and ad hoc corporate tax planning and advice.

The Audit Committee has advised us that it has determined that the non-audit services rendered by our independent auditors during our most recent fiscal year are compatible with maintaining the independence of the auditors.

Audit Committee Pre-Approval Policies and Procedures

The Company’s Audit Committee pre-approves audit and non-audit services provided by PricewaterhouseCoopers at its quarterly meetings.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2005 and 2005

Consolidated Statements of Operations for each of the three years in the period ended January 31, 2005

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended January 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2005

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits are incorporated herein by reference or are filed with this Form 10-K as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.	Description
2.1(*)	Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of May 24, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending April 30, 2001)

2.2(*)	Amendment to Acquisition Agreement, dated June 22, 2001, between Vsource, Inc. and NetCel360 Holdings Limited (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 2, 2001 (the “July 2, 2001 Form 8-K”))

2.3(*)	Merger Agreement, dated June 12, 2003, by and among Vsource, Inc., TEAM America, Inc. and Beaker Acquisition Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on June 13, 2003)

2.4(*)	Sale and Purchase Agreement, dated December 11, 2003, between Vsource, Inc. and Symphony House Berhad (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 15, 2003)

2.5(*)	Sale and Purchase Agreement, dated December 30, 2003, between Vsource, Inc., JMF Asset Management Sdn Bhd and Strait Investments Limited (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 31, 2003)

2.6(*)	Sale and Purchase Agreement, dated March 22, 2004 between Vsource, Inc. and Eastern Polar Sdn Bhd (incorporated by reference to Exhibit 2.6 of the Registrant’s Form 10-K for the period ending January 31, 2004)

3.1(*)	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on November 14, 2000 (the “November 14, 2000 Form 8-K”)

3.2(*)	Bylaws (incorporated herein by reference to Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3(*)	Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on January 23, 2002)

4.1(*)	Certificate of Designation of Series 2-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the November 14, 2000 Form 8-K)

4.2(*)	Certificate of Merger (incorporated herein by reference to Exhibit 4.2 to the November 14, 2000 Form 8-K)

4.3(*)	Form of Common Stock Purchase Warrant (incorporated herein by reference to Registrant’s Form 8-K filed September 26, 2000 (the “September 26, 2000 Form 8-K”))

4.4(*)	Form of Registration Rights Agreement (incorporated herein by reference to the September 26, 2000 Form 8-K)

4.5(*)	Certificate of Designations of Series 3-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the July 2, 2001 Form 8-K)

4.6(*)	Exchangeable Note and Warrant Purchase Agreement, dated as of July 12, 2001, by and among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd and Purchasers named therein, and form of Exchangeable Promissory Note (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ending July 31, 2001 (the “July 31, 2001 Form 10-Q”))

4.7(*)	Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated January 16, 2002 (incorporated by reference to Exhibit 3.3 of the Registrant’s Report on Form 8-K, filed January 23, 2002)

4.8(*)	Exchangeable Note and Warrant Purchase Agreement, dated January 28, 2002, by and among Vsource, Inc., Vsource (CI) Ltd, Vsource (Malaysia) Sdn Bhd, and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed February 6, 2002)

4.9(*)	Series 4-A Convertible Preferred Stock Purchase Agreement, dated October 23, 2002, by and among Vsource, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed October 28, 2002 (the “October 28, 2002 Form 8-K”))

4.10(*)	Convertible Securities Exchange Agreement, dated October 23, 2002, by and among the security holders set forth therein and Vsource, Inc. (incorporated by reference to Exhibit 4.5 of the October 28, 2002 Form 8-K)

4.11(*)	Stockholders Agreement, dated October 25, 2002, by and among Vsource, Inc., Philip Kelly, John Cantillon and Dennis Smith and the investors set forth therein (incorporated by reference to Exhibit 4.2 of the October 28, 2002 Form 8-K)

4.12(*)	Registration Rights Agreement, dated October 25, 2002, by and among Vsource, Inc., Phillip Kelly, John Cantillon and Dennis Smith and the other investors set forth therein (incorporated by reference to Exhibit 4.3 of the October 28, 2002 Form 8-K)

4.13(*)	Certificate of Designations, Preferences and Rights of Series 4-A Convertible Preferred Stock of Vsource, Inc. (incorporated by reference to Exhibit 3.1 of the October 28, 2002 Form 8-K)

4.14(*)	Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated November 20, 2002 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the period ending October 31, 2002)

4.15(*)	Form of Series 1-A, Series 2-A and Series 4-A Consent (incorporated by reference to Exhibit A of the Registrant’s Exchange Offer and Consent Solicitation Circular, which was filed as Exhibit 99(A)(1) to the Registrant’s Schedule TO filed with the SEC on October 18, 2004)

4.16(*)	Form of Series 4-A Termination Agreement (incorporated by reference to Exhibit D of the Registrant’s Exchange Offer and Consent Solicitation Circular, which was filed as Exhibit 99(A)(1) to the Registrant’s Schedule TO filed with the SEC on October 18, 2004)

10.1(*)	Form of Warrant Holder Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.12 to the 2000 Form 10-KSB)

10.2(*)	Form of Registration Rights Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.13 to the 2000 Form 10-KSB)

10.3(*)	Employment Agreements of Dennis Smith (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2005)

10.4(*)	Master Services Agreement with Network Appliance Inc. (incorporated herein by reference to Exhibit 10.25 to the July 31, 2001 Form 10-Q)

10.5(*)†	Support Services Agreement dated October 24, 2001 between Vsource (CI) Ltd, Vsource, Inc. and Gateway Japan Inc. (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending October 31, 2001 (the “October 31, 2001 Form 10-Q”))

10.6(*)	Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd. (incorporated herein by reference to Exhibit 10.27 to the October 31, 2001 Form 10-Q)

10.7(*)	2000 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Form 10-QSB/A for the period ending July 31, 2000

10.8(*)	2001 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.29 to Registrant’s Form 10-K for the period ending January 31, 2002)

10.9(*)	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)

10.10(*)	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)

10.11(*)	Master Services Agreement with Agilent Technologies Singapore (Sales) Pte Ltd (incorporated herein by reference to Exhibit 10.33 to Registrant’s Form 10-K for the period ending January 31, 2002)

10.12(*)	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Braden Waverley dated as of August 15, 2002 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q for the period ending October 31, 2002)

10.13(*)	Employment Agreement by and between Vsource (USA) Inc. and Phillip E. Kelly dated as of January 1, 2003 (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the period ending January 31, 2003 (the “January 31, 2003 Form 10-K”)

10.14(*)	Employment and Non-Competition Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.20 to the January 31, 2003 Form 10-K)

10.15(*)	Employment and Non-Competition Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.21 to the January 31, 2003 Form 10-K)

10.16(*)	Letter Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.22 to Registrant’s Amendment No. 1 to the January 31, 2003 Form 10-K)

10.17(*)	Letter Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.23 to Registrant’s Amendment No. 1 to January 31, 2003 Form 10-K)

10.18(*)	Services Agreement dated May 1, 2003 by and between Vsource (Malaysia) Sdn Bhd and Team America, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-Q for the period ending April 30, 2003)

10.19(*)	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Ted Crawford dated as of October 1, 2003 (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-Q for the period ending October 31, 2003)

10.20(*)	Renewal of Lease Agreement dated 18 December 2002 between Vsource (Japan) Limited, Kinki Nihon Tetsudo K.K. and Kinki Building Services K.K. (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the period ending January 31, 2004)

10.21(*)	Tenancy Agreement dated January 7, 2004 between Vsource (Malaysia) Sdn Bhd and Kiapeng Development Sdn Bhd (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ending January 31, 2004)

10.22†(*)	Symphony Business Alliance Agreement dated February 27, 2004 between Symphony House Berhad, Vsource, Inc. and Vsource (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K for the period ending January 31, 2004)

10.23†(*)	Vsource Business Alliance Agreement dated February 27, 2004 between Vsource, Inc., Vsource (Malaysia) Sdn Bhd and Symphony House Berhad, (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K for the period ending January 31, 2004)

10.24(*)	Tenancy Agreement dated January 7, 2004 between Vsource (Malaysia) Sdn Bhd and Kiapeng Development Sdn Bhd (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K for the period ending January 31, 2004)

21.1	Subsidiaries of Vsource, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with Securities and Exchange Commission.
†	Confidential treatment was granted with respect to portions of this Exhibit.

(b)	Reports on Form 8-K

1.	On November 29, 2004, we filed a Current Report on Form 8-K reporting the termination of a Series 4-A Stockholders Agreement and Registration Rights Agreement; completion of an exchange offer and related transactions; material modification to the rights of Series 4-A preferred stockholders; and a change of control of the Company.

2.	On December 6, 2004, we filed a Current Report on Form 8-K reporting the resignation of our Chief Executive Officer and the appointment of his replacement, and the resignation of two members of our board of directors.

3.	On December 14, 2004, we filed a Current Report on Form 8-K announcing our financial results for our fiscal quarter ended October 31, 2004.

4.	On April 5, 2005, we filed a Current Report on Form 8-K reporting we had entered into new employment agreements with our Chief Executive Officer; re-appointed our general counsel as an officer; appointed a new member of our board of directors; and the resignation of a member of our board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vsource, Inc.

Date: May 13, 2005	/s/ Dennis M. Smith
Dennis M. Smith
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ Dennis M. Smith Dennis M. Smith	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	May 13, 2005

/s/ Robert N. Schwartz Robert N. Schwartz	Director	May 13, 2005

/s/ Richardson Sells Richardson Sells	Director	May 13, 2005

EXHIBIT INDEX

Exhibit No.	Description
2.1(*)	Acquisition Agreement by and among Vsource, Inc. and NetCel360 Holdings Limited dated as of May 24, 2001 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ending April 30, 2001)

2.2(*)	Amendment to Acquisition Agreement, dated June 22, 2001, between Vsource, Inc. and NetCel360 Holdings Limited (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed on July 2, 2001 (the “July 2, 2001 Form 8-K”))

2.3(*)	Merger Agreement, dated June 12, 2003, by and among Vsource, Inc., TEAM America, Inc. and Beaker Acquisition Co., Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on June 13, 2003)

2.4(*)	Sale and Purchase Agreement, dated December 11, 2003, between Vsource, Inc. and Symphony House Berhad (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 15, 2003)

2.5(*)	Sale and Purchase Agreement, dated December 30, 2003, between Vsource, Inc., JMF Asset Management Sdn Bhd and Strait Investments Limited (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 31, 2003)

2.6(*)	Sale and Purchase Agreement, dated March 22, 2004 between Vsource, Inc. and Eastern Polar Sdn Bhd (incorporated by reference to Exhibit 2.6 of the Registrant’s Form 10-K for the period ending January 31, 2004)

3.1(*)	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on November 14, 2000 (the “November 14, 2000 Form 8-K”)

3.2(*)	Bylaws (incorporated herein by reference to Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3(*)	Amendment to Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on January 23, 2002)

4.1(*)	Certificate of Designation of Series 2-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the November 14, 2000 Form 8-K)

4.2(*)	Certificate of Merger (incorporated herein by reference to Exhibit 4.2 to the November 14, 2000 Form 8-K)

4.3(*)	Form of Common Stock Purchase Warrant (incorporated herein by reference to Registrant’s Form 8-K filed September 26, 2000 (the “September 26, 2000 Form 8-K”))

4.4(*)	Form of Registration Rights Agreement (incorporated herein by reference to the September 26, 2000 Form 8-K)

4.5(*)	Certificate of Designations of Series 3-A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 of the July 2, 2001 Form 8-K)

4.6(*)	Exchangeable Note and Warrant Purchase Agreement, dated as of July 12, 2001, by and among Vsource, Inc., NetCel360.com Ltd., NetCel360 Sdn Bhd and Purchasers named therein, and form of Exchangeable Promissory Note (incorporated herein by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the period ending July 31, 2001 (the “July 31, 2001 Form 10-Q”))

4.7(*)	Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated January 16, 2002 (incorporated by reference to Exhibit 3.3 of the Registrant’s Report on Form 8-K, filed January 23, 2002)

4.8(*)	Exchangeable Note and Warrant Purchase Agreement, dated January 28, 2002, by and among Vsource, Inc., Vsource (CI) Ltd, Vsource (Malaysia) Sdn Bhd, and the Purchasers named therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed February 6, 2002)

4.9(*)	Series 4-A Convertible Preferred Stock Purchase Agreement, dated October 23, 2002, by and among Vsource, Inc. and the purchasers set forth therein (incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K, filed October 28, 2002 (the “October 28, 2002 Form 8-K”))

4.10(*)	Convertible Securities Exchange Agreement, dated October 23, 2002, by and among the security holders set forth therein and Vsource, Inc. (incorporated by reference to Exhibit 4.5 of the October 28, 2002 Form 8-K)

4.11(*)	Stockholders Agreement, dated October 25, 2002, by and among Vsource, Inc., Philip Kelly, John Cantillon and Dennis Smith and the investors set forth therein (incorporated by reference to Exhibit 4.2 of the October 28, 2002 Form 8-K)

4.12(*)	Registration Rights Agreement, dated October 25, 2002, by and among Vsource, Inc., Phillip Kelly, John Cantillon and Dennis Smith and the other investors set forth therein (incorporated by reference to Exhibit 4.3 of the October 28, 2002 Form 8-K)

4.13(*)	Certificate of Designations, Preferences and Rights of Series 4-A Convertible Preferred Stock of Vsource, Inc. (incorporated by reference to Exhibit 3.1 of the October 28, 2002 Form 8-K)

4.14(*)	Certificate of Amendment of Certificate of Incorporation of Vsource, Inc., dated November 20, 2002 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the period ending October 31, 2002)

4.15(*)	Form of Series 1-A, Series 2-A and Series 4-A Consent (incorporated by reference to Exhibit A of the Registrant’s Exchange Offer and Consent Solicitation Circular, which was filed as Exhibit 99(A)(1) to the Registrant’s Schedule TO filed with the SEC on October 18, 2004)

4.16(*)	Form of Series 4-A Termination Agreement (incorporated by reference to Exhibit D of the Registrant’s Exchange Offer and Consent Solicitation Circular, which was filed as Exhibit 99(A)(1) to the Registrant’s Schedule TO filed with the SEC on October 18, 2004)

10.1(*)	Form of Warrant Holder Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.12 to the 2000 Form 10-KSB)

10.2(*)	Form of Registration Rights Agreement with OTT Shareholders (incorporated herein by reference to Exhibit 10.13 to the 2000 Form 10-KSB)

10.3(*)	Employment Agreements of Dennis Smith (incorporated herein by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2005)

10.4(*)	Master Services Agreement with Network Appliance Inc. (incorporated herein by reference to Exhibit 10.25 to the July 31, 2001 Form 10-Q)

10.5(*)†	Support Services Agreement dated October 24, 2001 between Vsource (CI) Ltd, Vsource, Inc. and Gateway Japan Inc. (incorporated herein by reference to Exhibit 10.26 to Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the period ending October 31, 2001 (the “October 31, 2001 Form 10-Q”))

10.6(*)	Lease Agreement dated October 31, 2001 between Vsource (Japan) Limited and Kintetsu Properties Co. Ltd. (incorporated herein by reference to Exhibit 10.27 to the October 31, 2001 Form 10-Q)

10.7(*)	2000 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registrant’s Form 10-QSB/A for the period ending July 31, 2000

10.8(*)	2001 Stock Option/Stock Issuance Plan (incorporated herein by reference to Exhibit 10.29 to Registrant’s Form 10-K for the period ending January 31, 2002)

10.9(*)	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)

10.10(*)	Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.30 to Registrant’s Form 10-K for the period ending January 31, 2002)

10.11(*)	Master Services Agreement with Agilent Technologies Singapore (Sales) Pte Ltd (incorporated herein by reference to Exhibit 10.33 to Registrant’s Form 10-K for the period ending January 31, 2002)

10.12(*)	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Braden Waverley dated as of August 15, 2002 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q for the period ending October 31, 2002)

10.13(*)	Employment Agreement by and between Vsource (USA) Inc. and Phillip E. Kelly dated as of January 1, 2003 (incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-K for the period ending January 31, 2003 (the “January 31, 2003 Form 10-K”)

10.14(*)	Employment and Non-Competition Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.20 to the January 31, 2003 Form 10-K)

10.15(*)	Employment and Non-Competition Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.21 to the January 31, 2003 Form 10-K)

10.16(*)	Letter Agreement by and between Vsource (CI) Ltd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.22 to Registrant’s Amendment No. 1 to the January 31, 2003 Form 10-K)

10.17(*)	Letter Agreement by and between Vsource (Malaysia) Sdn Bhd and John Gerard Cantillon dated as of January 1, 2003 (incorporated by reference to Exhibit 10.23 to Registrant’s Amendment No. 1 to January 31, 2003 Form 10-K)

10.18(*)	Services Agreement dated May 1, 2003 by and between Vsource (Malaysia) Sdn Bhd and Team America, Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-Q for the period ending April 30, 2003)

10.19(*)	Employment and Non-Competition Agreement by and between Vsource (USA) Inc. and Ted Crawford dated as of October 1, 2003 (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-Q for the period ending October 31, 2003)

10.20(*)	Renewal of Lease Agreement dated 18 December 2002 between Vsource (Japan) Limited, Kinki Nihon Tetsudo K.K. and Kinki Building Services K.K. (incorporated by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the period ending January 31, 2004)

10.21(*)	Tenancy Agreement dated January 7, 2004 between Vsource (Malaysia) Sdn Bhd and Kiapeng Development Sdn Bhd (incorporated by reference to Exhibit 10.21 of the Registrant’s Form 10-K for the period ending January 31, 2004)

10.22†(*)	Symphony Business Alliance Agreement dated February 27, 2004 between Symphony House Berhad, Vsource, Inc. and Vsource (Malaysia) Sdn Bhd (incorporated by reference to Exhibit 10.22 of the Registrant’s Form 10-K for the period ending January 31, 2004)

10.23†(*)	Vsource Business Alliance Agreement dated February 27, 2004 between Vsource, Inc., Vsource (Malaysia) Sdn Bhd and Symphony House Berhad, (incorporated by reference to Exhibit 10.23 of the Registrant’s Form 10-K for the period ending January 31, 2004)

10.24(*)	Tenancy Agreement dated January 7, 2004 between Vsource (Malaysia) Sdn Bhd and Kiapeng Development Sdn Bhd (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K for the period ending January 31, 2004)

21.1	Subsidiaries of Vsource, Inc.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with Securities and Exchange Commission.
†	Confidential treatment was granted with respect to portions of this Exhibit.