Form 10-Q
period 2005-04-30
VSOURCE INC
filed 2005-06-14
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

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

Number of shares of common stock outstanding as of May 31, 2005	2,074,033
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of May 31, 2005	67,600
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of May 31, 2005	3,900
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of May 31, 2005	0

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	April 30, 2005	January 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$348	$1,064
Receivable from related party (net of estimated discount of $0.795 million and $0.783 million as at April 30 and January 31, 2005, respectively)	944	956
Restricted cash	250	258
Prepaid expenses	218	308
Other current assets	62	88

Total current assets	1,822	2,674

Property and equipment, net	11	40

Total assets	$1,833	$2,714

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$140	$497

Accrued expenses	201	262
Staff accruals	12	20

Total current liabilities	353	779

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	April 30, 2005	January 31, 2005
	(Unaudited)
Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of April 30 and January 31, 2005) (Aggregate liquidation value is $169 as of April 30 and January 31, 2005)	166	166

Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as of April 30 and January 31, 2005) (Aggregate liquidation value is $25 as of April 30 and January 31, 2005)	25	25

Total preferred stock	191	191

Shareholders’ equity:
Common stock ($0.01 par value, 500,000,000 shares authorized; 2,074,033 and 2,074,234 shares issued and outstanding as of April 30 and January 31, 2005, respectively)	21	21
Additional paid-in capital	67,375	67,375
Accumulated deficit	(66,061)	(65,600)
Other comprehensive loss	(46)	(52)

Total shareholders’ equity	1,289	1,744

Total liabilities, preferred stock and shareholders’ equity	$1,833	$2,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended April 30,
	2005	2004
Revenue from services	$—	$54

Costs and expenses:
Cost of revenue from services	—	44
Selling, general and administrative expenses	461	435

Total costs and expenses, net	461	479

Operating loss	(461)	(425)

Interest income	—	4
Interest expense	—	(5)

Net loss from continuing operations before taxation	$(461)	$(426)

Taxation	—	—

Net loss from continuing operations after taxation	$(461)	$(426)

Discontinued operations
Income from discontinued operations before taxation	—	6,437
Taxation	—	(122)

Income from discontinued operations after taxation	—	6,315

Net (loss)/income	(461)	5,889

Net (loss)/income available to common shareholders (Note 5)	$(461)	$2,478

Net (loss)/income per common share:
Continuing operations
Basic	(0.22)	(1.89)

Diluted	n/a	(0.17)

Discontinued operations
Basic	—	3.11

Diluted	n/a	0.28

Total
Basic	(0.22)	1.22

Diluted	n/a	0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended April 30,
	2005	2004
Cash flows from operating activities:
Net (loss)/profit	$(461)	$5,889
Adjustments to reconcile net (loss) / profit to net cash used in operating activities:
Depreciation and amortization	8	516
Bad debt provision	12	10
Loss on disposal of property and equipment	22	—
Minority interest in loss of a subsidiary	—	(35)
Gain on disposal of partial interest in a subsidiary	—	(7,611)
Changes in working capital components	(320)	(3,261)

Net cash used in operating activities	(739)	(4,492)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(262)
Proceeds from sale of property and equipment	1	—
Proceeds from disposal of subsidiaries	24	9,490

Net cash provided by investing activities	23	9,228

Effect of exchange rates on cash	—	(12)

Net (decrease)/increase in cash and cash equivalents	(716)	4,724
Cash and cash equivalents at beginning of period	1,064	1,452

Cash and cash equivalents at end of period	$348	$6,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc. (“Vsource” or the “Company”) as of April 30, 2005 and January 31, 2005 and for the three month periods ended April 30, 2005 and 2004, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the year ended January 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

The Company had an accumulated deficit of approximately $66.1 million as of April 30, 2005 that has been funded primarily through preferred stock financing and cash generated from the disposal of its interest in Vsource Asia Berhad, formerly known as Vsource (Malaysia) Sdn Bhd (“Vsource Asia”), its formerly wholly-owned Malaysian subsidiary. The Company has sustained operating losses since inception. During the three months ended April 30, 2005, the Company used net cash of $0.7 million for operating activities and generated $23,000 in investing activities that resulted in a decrease in cash of $0.7 million. As of April 30, 2005, the Company had liabilities of $0.353 million and its main assets consisted of cash and cash equivalents of $ 0.348 million and an amount due from Vsource Asia, a related party, of $0.944 million ($1.739 million less estimated discount of $0.795 million).

On May 24, 2005, the Company entered into a purchase and sale of obligation agreement, dated as of May 24, 2005 (the “Sale and Purchase Agreement”), with Symphony House Berhad, a Malaysian company (“Symphony House”) that is the majority owner of Vsource Asia. The Sale and Purchase Agreement provides for the sale to Symphony House of the legacy inter-company obligations totaling $1.739 million due to Vsource from Vsource Asia. Consideration under the Sale and Purchase Agreement to be received by the Company consists of a cash payment of $804,250 and the transfer of all rights, title and interest in the currently exercisable warrant held by Symphony House to purchase 1,000,000 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $0.01. The warrant is currently valued at $140,000, being the product of the 1,000,000 shares of common stock underlying the warrant multiplied by a per share price of $0.14 per share, which share price is based on a valuation calculated in accordance with the Black-Scholes’ model. The $804,250 will be paid to the Company at closing, which is expected to occur on June 14, 2005 or such other date as may be mutually agreed to by the parties. The warrant will also be delivered to the Company at closing. The Company intends to cancel the warrant immediately following the closing of the transaction. Completion of the Sale and Purchase Agreement and the June 14, 2005 closing date is subject to the satisfaction of a number of customary closing conditions set out in the Agreement, including necessary Malaysian regulatory approvals.

Assuming completion of the Sale and Purchase Agreement, the Company’s management believes that the Company has adequate funding from cash and cash equivalents for the Company to continue in operation for at least 12 months from the balance sheet date. Therefore, the Company has prepared its financial statements on a going concern basis. However, without additional funding, there is substantial doubt about the Company’s ability to continue as a going concern beyond 12 months.

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

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk

The Company has amounts owed to it by Vsource Asia totaling $1.739 million, against which the Company has made an estimated discount of $0.795 million. As noted under the heading “Future Funding” above, the Company has entered into a Sale and Purchase Agreement with Symphony House, the majority owner of Vsource Asia, providing for the disposal of this obligation in return for consideration consisting of $804,250 and all rights, title and interest in a warrant to purchase 1,000,000 shares of the Company’s common stock.

2. Discontinued Operations

On March 23, 2004, the Company completed the sale to Symphony House and other investors of 38.8% of the issued and outstanding share capital of Vsource Asia for total consideration of approximately $9.5 million. The Company recorded a gain of $7.6 million net of taxes, in connection with this transaction. On November 22¸ 2004, as part of the exchange offer (the “Exchange Offer”) and related transactions conducted by the Company, the Company contributed its remaining 61.2% ownership interest in Vsource Asia to a newly created subsidiary, Asia Holding Co. The Exchange Offer and related transactions resulted in disposal of the Company’s ownership interest in Vsource Asia and the exchange and subsequent cancellation of 92.8% of the Company’s Series 1-A convertible preferred stock, 98.8% of the Company’s Series 2-A convertible preferred stock and 100% of the Company’s Series 4-A convertible preferred stock. The Company also received a cash payment in the amount of $81,938 in connection with the Exchange Offer and its disposal of its remaining interest in Asia Holding Co. The Company recorded a gain of $14 million net of taxes, in connection with the Exchange Offer and resulting disposal of the remaining 61.2% of Vsource Asia.

During the year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company’s combined revenues; therefore, as a result of the Exchange Offer and other transactions described above, the Company no longer has any active business operations apart from limited consulting services provided to third parties. The operating results of Vsource Asia, including the gain on disposal, have been classified as discontinued operations for all periods presented.

In July 2004, the Company completed the sale of its human capital management solutions business, Vsource Texas, Inc. for consideration of $46,000 paid in the form of a promissory note, which was fully repaid on March 3, 2005. The Company recorded a loss of $0.2 million, net of taxes, in connection with this transaction. The operating results of the human capital management solutions business, including the loss on disposal, have been classified as discontinued operations for all periods presented. The net operating results of the human capital management solutions business were previously reported in the human capital management solutions segment.

The operating results of discontinued operations consisted of those gains and losses incurred by the discontinued operations prior to the consummation of the Exchange Offer and related transactions, the details of which are summarized as follows (amounts in thousands):

	Three Months Ended April 30, 2004
	Vsource Asia	Vsource Texas	Total
Revenues, net	$4,615	$146	$4,761

Income/(loss) before income tax benefit/(expense)	$7,099	$(662)	$6,437
Income tax expense	(122)	—	(122)

Net income/(loss) (including gain on disposal of $7,611)	$6,977	$(662)	$6,315

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Other Current Assets

	April 30, 2005	January 31, 2005
	(in thousands)
Other current assets:
Deposits	$22	$43
Other receivables	40	45

	$62	$88

4. Restricted Cash

Restricted cash represents deposits with a bank to secure standby letters of credit established for the benefit of a former customer of the Company (see Note 9).

5. Net (Loss)/Profit Available to Common Shareholders

The following table is a calculation of net loss available to common shareholders:

	Three months ended April 30,
	2005	2004
	(in thousands)
Net (loss)/profit	$(461)	$5,889

Less: Deemed non-cash dividend to preferred shareholders	—	(3,411)

Net (loss)/profit available to common shareholders	$(461)	$2,478

A deemed dividend to preferred shareholders totaling $3.4 million was recorded as a result of both the amortization of beneficial conversion feature and the accretion in connection with the Exchange Offer consummated in November 2004 of the redemption on the Series 4-A convertible preferred stock issued during the quarter ended April 30, 2004.

6. Net (Loss)/Profit Per Share

Basic net (loss)/profit per share is computed by dividing net (loss)/profit by the weighted average shares of common stock outstanding during the period. Diluted net profit per share is computed by dividing net profit by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the conversion of preferred stock to common stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method.

	Three months ended April 30,
	2005	2004
	(in thousands, except for number of shares and per share data)
Numerator for basic and diluted (loss)/profit per share:
Net loss – continuing operations	$(461)	$(3,837)
Net profit – discontinued operations	—	6,315

Net (loss)/profit	$(461)	$2,478

Denominator for basic (loss)/profit per share – weighted average shares	2,074,085	2,026,039
Effect of dilutive securities:
Employee stock options	n/a	2,205,937
Preferred stock	n/a	17,871,957
Warrants	n/a	359,886

Dilutive potential common shares		20,437,780

Denominator for diluted profit/(loss) per common share – adjusted weighted average shares	n/a	22,463,819

Net (loss)/profit per common share:
Continuing operations
Basic	(0.22)	(1.89)
Diluted	n/a	(0.17)
Discontinued operations
Basic	—	3.11
Diluted	n/a	0.28
Total
Basic	(0.22)	1.22
Diluted	n/a	0.11

As the Company had a net loss for the three months ended April 30, 2005, potential common stock outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Comprehensive (loss)/income

The difference between net (loss)/profit and comprehensive (loss)/income for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended April 30,
	2005	2004
	(in thousands)
Net (loss)/profit available to common shareholders	$(461)	$2,478

Other comprehensive income
Foreign currency translations	6	20

Comprehensive (loss)/income	$(455)	$2,498

8. Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying Vsource common stock at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). The intrinsic value of the stock-based compensation issued to employees as of the date of grant is amortized on a straight-line basis to compensation expense over the vesting period. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (the “Purchase Plan”) in accordance with APB Opinion No. 25.

The following table summarizes the pro forma operating results of the Company had compensation cost for stock options granted under its stock option plans and for employee stock purchases under the Purchase Plan been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”.

	Three months ended April 30,
	2005	2004
	(in thousands, except per share data)
Net (loss)/profit as available to common shareholders	$(461)	$2,478
Less: Total stock-based employee compensation expense determined under fair value method for all awards in accordance with FAS 123	—	(402)

Net (loss)/profit	$(461)	$2,076

Basic net (loss)/profit available to common shareholders per share
As reported	(0.22)	$1.22
Pro forma	(0.22)	$1.02
Diluted net (loss)/profit available to common shareholders per share
As reported	n/a	$0.11
Pro forma	n/a	$0.09

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Commitments and Contingencies

Operating Leases

The Company leases its remaining operating facility in La Jolla, California under a non-cancelable operating lease that expires in May 2006. As of April 30, 2005, future minimum lease commitments under this lease were as follows (in thousands):

For the Years Ending January 31,
2006	$76
2007	33
2008	—

$109

Commitments

As at April 30, 2005, the Company had standby letters of credit in the amount of $0.25 million established for the benefit of a former customer of the Company that is now a customer of Vsource Asia. The standby letters of credit expire under their terms on October 31, 2005. Management is in active discussions with Vsource Asia to arrange for the replacement of the Company’s deposit to secure these standby letters of credit. Once this is done, or the letters of credit expire pursuant to their terms, the cash will no longer be restricted. There is no assurance, however, that this will be concluded prior to the maturity of the standby letters of credit.

Litigation

The Company is not party to any outstanding legal proceedings or claims.

10. Segment Data

As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co, and therefore no longer provides BPO services and the Company consists of one segment, consulting services provided to third parties. The Company’s revenue from continuing operations is generated from the United States and its long-lived assets are mainly located in the United States. In the year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company combined revenues and, therefore, as a result of the Exchange Offer, the Company no longer has any active business operations apart from limited consulting services.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, Symphony House possession of significant voting control over the Company, our limited cash resources, our ability to redirect and finance our business, our significant corporate and SEC-related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation and other risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings.

SUBSEQUENT EVENT

On May 24, 2005, we entered into a purchase and sale of obligation agreement, dated as of May 24, 2005 (the “Sale and Purchase Agreement”), with Symphony House Berhad, a Malaysian company (“Symphony House”).

The Sale and Purchase Agreement provides for the sale to Symphony House of certain legacy inter-company obligations totaling $1.739 million due Vsource from Vsource Asia Berhad, a Malaysian company (“Vsource Asia”). Vsource Asia was our former operating subsidiary and is now majority owned by Symphony House. Upon the consummation of the exchange offer (the “Exchange Offer”) and related transactions completed by us on November 22, 2004, we disposed of all of our ownership interest in Vsource Asia. Because of uncertainty concerning the full repayment of the $1.739 million Vsource Asia obligation, we made a discount of $783,000 against the receivable and valued the receivable at $956,000 in the financial statements as of January 31, 2005. As of April 30, 2005, we made an additional discount of $12,000 and valued the receivable at $944,000.

Consideration under the Sale and Purchase Agreement to be received by the Company consists of a cash payment of $804,250 and the transfer of all rights, title and interest in the currently exercisable warrant held by Symphony House to purchase 1,000,000 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $0.01. The warrant is currently valued at $140,000, being the product of the 1,000,000 shares of common stock underlying the warrant multiplied by a per share price of $0.14 per share, which share price is based on a valuation calculated in accordance with the Black-Scholes’ model. The $804,250 will be paid to the Company at closing, which is expected to occur on June 14, 2005 or such other date as may be mutually agreed to by the parties. The warrant will also be delivered to the Company at closing. We intend to cancel the warrant immediately following the closing of the transaction. Common stock underlying the warrant represents approximately 29% of our outstanding common stock on a fully diluted basis, when measured at May 1, 2005. Accordingly, completion of the transaction will allow us to convert the Vsource Asia obligation to cash and also to reduce significantly our outstanding potentially dilutive securities, and therefore, common stock on a fully diluted basis.

Symphony House will continue to own 648,860 shares of our common stock, representing approximately 28% of our common stock on a fully diluted basis after cancellation of the purchased warrant.

The Company and Symphony House made customary representations and warranties in the Sale and Purchase Agreement. Completion of the Sale and Purchase Agreement and the June 14, 2005 closing date is subject to the satisfaction of a number of customary closing conditions set out in the Sale and Purchase Agreement, including necessary Malaysian regulatory approvals. A copy of the Sale and Purchase Agreement was filed as Exhibit 10.1 in a Current Report on Form 8-K we filed with the Securities and Exchange Commission on May 27, 2005, and is incorporated herein by reference. The description of the Sale and Purchase Agreement and the transactions contemplated thereby contained herein is qualified in its entirety by the full text of the Sale and Purchase Agreement.

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2006” AND “2005” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2006 AND 2005, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region.

In the fourth quarter of 2005, as a result of the Exchange Offer and related transactions described in detail under the heading “Business – Company Background” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, we ceased operating any active business process outsourcing (BPO) business that we previously conducted through Vsource Asia, and accordingly the results of the BPO-related operations have been classified as discontinued.

Our only continuing operations consist of limited consulting services we provide to third parties and for which we received revenue totaling $54,000 during the first quarter of 2005. During the first quarter of 2006, however, we received no revenue from these consulting services.

Because the BPO-related operations we provided up until November 2004 have been classified as discontinued and our remaining operations consist of limited consulting services, our historical results will not be indicative of future performance.

We are in the process of considering our future alternatives. Among the alternatives that may be considered is the pursuit of acquisition opportunities, sale or liquidation of the Company.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended April 30,
	2005	2004
Revenue from services	$—	$54

Costs and expenses:
Cost of revenue from services	—	44
Selling, general and administrative expenses	461	435

Total costs and expenses, net	461	479

Operating loss	(461)	(425)

Interest income	—	4
Interest expense	—	(5)

Net loss from continuing operations before taxation	$(461)	$(426)

Taxation	—	—

Net loss from continuing operations after taxation	$(461)	$(426)

Discontinued operations
Income from discontinued operations before taxation	—	6,437
Taxation	—	(122)

Income from discontinued operations after taxation	—	6,315

Net (loss)/income	(461)	5,889
Net (loss)/income available to common shareholders	$(461)	$2,478

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – THREE MONTHS ENDED APRIL 30, 2005, COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2004

REVENUE

Our revenues in first quarter of 2006 from continuing operations decreased to zero from $0.054 million in the same period one year ago. All revenues in first quarter of 2005 were earned from providing consulting services to third parties.

COST OF REVENUE

Cost of revenue from continuing operations consisted primarily of costs related to employees and other expenses that were associated with providing consulting services to clients.

Cost of revenue decreased to zero in first quarter of 2006 from $0.044 million in the same period one year ago. Total cost of revenues in first quarter of 2005 represented 81% of total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services.

Selling, general and administrative expenses relating to continuing operations increased slightly by 6% to $0.461 million in first quarter of 2006 from $0.435 million in the same period one year ago. As noted in “Business – Current Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, we rely on Vsource Asia to provide us with infrastructure and administrative services, including accounting support, and the monthly fees for these services, which totaled $15,000 in the first quarter of 2006, are included within selling, general and administrative expenses.

INTEREST INCOME/EXPENSE

Interest income and expenses have been negligible for both the first quarter of 2006 and 2005. We have no outstanding interest bearing debt.

DISCONTINUED OPERATIONS

As noted above under the heading “Overview”, we disposed of Vsource Asia, our former wholly-owned Malaysian subsidiary, in a series of transactions culminating in the Exchange Offer. As a result of the Exchange Offer, Vsource no longer has an ownership interest in Vsource Asia and therefore no longer provides BPO services or has any active business operations, apart from limited consulting services.

In the first quarter of 2005, we recorded a one-time gain of $7.6 million from the disposal of 39% of our equity interest in Vsource Asia, our former wholly owned subsidiary, to Symphony House and other investors. The sale was completed in March 2004, for which we received proceeds of approximately $9.5 million and in connection with which we incurred incidental costs of $0.3 million.

Human capital management solutions were originally launched in October 2003 and discontinued in July 2004. Revenue from the segment was zero and $0.15 million in the first quarter of 2006 and 2005, respectively. Operating losses in the same periods were zero and $0.66 million, respectively.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The weighted average number of shares of 2,074,085 for the first quarter of 2006 increased from 2,026,039 for the first quarter of 2005, representing an increase of 48,046 shares. These increases mainly resulted from issuance of 48,193 shares of common stock in respect of stock options exercised during 2005.

DILUTED WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The diluted weighted average number of common stock outstanding was 22,463,819 for the first quarter of 2005. This was calculated based on maximum conversion of preferred stock into 17,871,957 shares of common stock, conversion of warrants into 359,886 shares of common stock and options into 2,205,937 shares of common stock.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT APRIL 30, 2005, COMPARED TO JANUARY 31, 2005:

CASH AND CASH EQUIVALENTS

As of April 30, 2005, cash and cash equivalents totaled $0.35 million, down $0.71 million from $1.06 million at January 31, 2005. This decrease in cash and cash equivalents was mainly due to cash used in operations of $0.74 million for the three months ended April 30, 2005.

RECEIVABLE FROM RELATED PARTY

The Company has amounts owed to it by Vsource Asia of $0.956 million ($1.739 million less estimated discount of $0.783 million) as of January 31, 2005. As of April 30, 2005, the Company made an additional discount of $12,000 and valued the receivable at $944,000.

These amounts relate to legacy inter-company obligations when Vsource Asia was a subsidiary of the Company, prior to the completion of the Exchange Offer in November 2004. As noted under the heading “Subsequent Event” above, on May 24, 2005, we entered into a Sale and Purchase Agreement with Symphony House, the majority owner of Vsource Asia, providing for the disposal of this obligation in return for consideration consisting of $804,250 and all rights, title and interest in a warrant to purchase 1,000,000 shares of the Company’s common stock. This transaction is anticipated to close on June 14, 2005.

PREPAID EXPENSES

As of April 30, 2005, prepaid expenses totaled $0.22 million, down $0.09 million from $0.31 million at January 31, 2005, a decrease of 29%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance to expense over the period of insurance coverage.

PROPERTY AND EQUIPMENT, NET

As of April 30, 2005, net book value of property and equipment totaled $11,000, a decrease of $29,000 from $40,000 at January 31, 2005. The decrease was due principally to depreciation charge of $8,000 during the three months ended April 30, 2005 and disposal of fixed assets of $23,000.

ACCOUNTS PAYABLE

As of April 30, 2005, accounts payable were $0.14 million, a decrease of $0.36 million from $0.50 million at January 31, 2005. The decrease was due to timely payments made to the suppliers in the first quarter of 2006.

ACCRUED EXPENSES AND STAFF ACCRUALS

As of April 30, 2005, accrued expenses and staff accruals were recorded at $0.21 million, a decrease of $0.07 million from $0.28 million at January 31, 2005. The decrease was mainly due to the reduction in accrued expenses of $0.06 million.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $0.35 million as of April 30, 2005, as compared to $1.06 million at January 31, 2005, a decrease of $0.71 million or 67%. As of April 30, 2005, we had working capital of $1.5 million. To date, we have financed our operations primarily through preferred stock financing and sale of our interest in Vsource Asia. During the three months ended April 30, 2005, the Company used net cash of $0.74 million for operating activities and generated $23,000 in investing activities that resulted in a decrease in cash of $0.71 million.

As noted under the heading “Subsequent Event” above, the Company has entered into a Sale and Purchase Agreement with Symphony House, the majority owner of Vsource Asia, providing for the disposal of the Vsource Asia receivable detailed under “Receivable from Related Party” above in return for consideration consisting of $804,250 and all rights, title and interest in a warrant to purchase 1,000,000 shares of the Company’s common stock. Assuming completion of the Sale and Purchase Agreement, our management believes that we have adequate funding for existing operations for at least the next 12 months.

We have no off-balance sheet arrangements that could significantly reduce our liquidity.

CRITICAL ACCOUNTING POLICIES

For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on form 10-K for the year ended January 31, 2005. Critical accounting policies affecting us have not changed materially since January 31, 2005.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks affecting Vsource, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the year ended January 31, 2005. Our exposure to market risk has not changed materially since January 31, 2005.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of a date within 90 days of the filing of this quarterly report, our Chief Executive Officer, who is also our Chief Financial Officer, has concluded that he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-14 promulgated under the Securities Exchange Act of 1934) are not effective.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)	EXHIBITS:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

1.	On April 5, 2005, we filed a Current Report on Form 8-K reporting we had entered into new employment agreements with our Chief Executive Officer; re-appointed our general counsel as an officer; appointed a new member of our board of directors; and the resignation of a member of our board of directors.

2.	On May 13, 2005, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing our financial results for the year ended January 31, 2005.

3.	On May 27, 2005, we filed a Current Report on Form 8-K reporting we had entered into a purchase and sale of obligation agreement, dated as of May 24, 2005, with Symphony House Berhad, a Malaysian company, providing for the sale to Symphony House Berhad of certain legacy inter-company obligations totaling $1.739 million due to us from Vsource Asia Berhad, a Malaysian company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSOURCE, INC.

By:	/s/ Dennis M. Smith
Dennis M. Smith
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: June 13, 2005

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002