Form 10-Q
period 2005-07-31
VSOURCE INC
filed 2005-09-14
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Number of shares of common stock, par value $0.01 per share, outstanding as of August 31, 2005	2,074,030
Number of shares of Series 1-A Convertible Preferred Stock, par value $0.01 per share, outstanding as of August 31, 2005	67,600
Number of shares of Series 2-A Convertible Preferred Stock, par value $0.01 per share, outstanding as of August 31, 2005	3,900
Number of shares of Series 5-A Convertible Preferred Stock, par value $0.01 per share, outstanding as of August 31, 2005	1,478

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	July 31, 2005	January 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,955	$1,064
Receivable from related party (net of estimated discount of $0.783 million as at January 31, 2005)	—	956
Restricted cash	250	258
Prepaid expenses	127	308
Other current assets	96	88

Total current assets	2,428	2,674

Property and equipment, net	7	40

Total assets	$2,435	$2,714

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120	$497
Accrued expenses	158	262
Staff accruals	6	20

Total current liabilities	284	779

Commitments and contingencies (Note 9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	July 31, 2005	January 31, 2005
	(Unaudited)
Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of July 31 and January 31, 2005) (Aggregate liquidation value is $169 as of July 31 and January 31, 2005)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of July 31 and January 31, 2005) (Aggregate liquidation value is $25 as of July 31 and January 31, 2005)	25	25

	191	191
Redeemable Preferred Stock:
Preferred stock Series 5-A ($0.01 par value, 3,752 shares authorized; 1,478 shares issued and outstanding as of July 31, 2005) (Aggregate liquidation value is $1,478 as of July 31, 2005) (Aggregate redemption value is $1,774 as of July 31, 2005)	1,280	—

Receivable from issuance of preferred stock	(150)	—

	1,130	—

Total preferred stock	1,321	191

Shareholders’ equity:
Common stock ($0.01 par value, 500,000,000 shares authorized; 2,074,030 and 2,074,234 shares issued and outstanding as of July 31 and January 31, 2005, respectively)	21	21
Additional paid-in capital	64,716	67,375
Accumulated deficit	(63,856)	(65,600)
Other comprehensive loss	(51)	(52)

Total shareholders’ equity	830	1,744

Total liabilities, preferred stock and shareholders’ equity	$2,435	$2,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except share and per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Revenue from services	$—	$108	$—	$163

Costs and expenses:
Cost of revenue from services	—	44	—	88
Selling, general and administrative expenses	452	392	913	827

Total costs and expenses, net	452	436	913	915

Operating loss	(452)	(328)	(913)	(752)
Interest income	1	5	1	9
Interest expense	—	(1)	—	(6)

Net loss from continuing operations before taxation	$(451)	$(324)	$(912)	$(749)

Taxation	—	—	—	—

Net loss from continuing operations after taxation	$(451)	$(324)	$(912)	$(749)

Discontinued operations
(Loss)/income from discontinued operations before taxation	—	(1,331)	—	5,105
Taxation	—	4	—	(118)

(Loss)/income from discontinued operations after taxation	—	(1,327)	—	4,987

Net (loss)/income	(451)	(1,651)	(912)	4,238

Net loss available to common shareholders (Note 5)	$(451)	$(5,274)	$(912)	$(2,796)

Net (loss)/income per common share:
Basic and diluted loss per share from continuing operations	$(0.22)	$(1.95)	$(0.44)	$(3.84)
Basic and diluted (loss)/income per share from discontinued operations	—	$(0.65)	—	$2.46

Net basic and diluted loss per share	$(0.22)	$(2.60)	$(0.44)	$(1.38)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for shares data)

(Unaudited)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Shareholders’ Equity
	Stock	Amount
Balance at January 31, 2005	2,074,234	$21	$67,375	$(65,600)	$(52)	$1,744
Net loss				(912)		(912)
Comprehensive income					1	1
Fractional shares arising on reverse stock split	(204)					—
Warrants cancelled			(2,796)	2,656		(140)
Issuance of Series 5-A preferred stock and warrants under private placement			137			137

Balance at July 31, 2005	2,074,030	$21	$64,716	$(63,856)	$(51)	$830

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended July 31,
	2005	2004
Cash flows from operating activities:
Net (loss)/profit	$(912)	$4,238
Adjustments to reconcile net (loss) / profit to net cash used in operating activities:
Depreciation and amortization	12	1,122
Bad debt expense/(writeback)	12	(30)
Loss/(gain) on disposal of property and equipment	22	(4)
Minority interest in loss of a subsidiary	—	(253)
Gain on disposal of partial interest in a subsidiary	—	(7,611)
Loss on disposal of discontinued operations		162
Changes in working capital components	608	(3,826)

Net cash used in operating activities	(258)	(6,202)

Cash flows from investing activities:
Purchase of property and equipment	(2)	(196)
Proceeds from sale of property and equipment	1	4
Proceeds from disposal of subsidiaries	24	9,490
Cash disposed of in conjuction with the disposal of Vsource Texas	—	(125)

Net cash provided by investing activities	23	9,173

Cash flows from financing activities:
Proceeds from issuance of preferred stock	1,328	—
Cost of issuance of preferred stock	(62)	—
Warrants cancelled	(140)	—

Net cash provided by financing activities	1,126	—

Effect of exchange rates on cash	—	(14)

Net increase in cash and cash equivalents	891	2,957
Cash and cash equivalents at beginning of period	1,064	1,322

Cash and cash equivalents at end of period	$1,955	$4,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vsource, Inc. (the “Company”, “we”, “us” or “our”) as of July 31, 2005 and January 31, 2005 and for the three and six month periods ended July 31, 2005 and 2004, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the fiscal year ended January 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

The Company had an accumulated deficit of approximately $63.9 million as of July 31, 2005 that has been funded primarily through preferred stock financings and cash generated from the disposal of its interest in Vsource Asia Berhad, formerly known as Vsource (Malaysia) Sdn Bhd (“Vsource Asia”), its formerly wholly-owned Malaysian subsidiary. The Company has sustained operating losses since inception. During the six months ended July 31, 2005, the Company used net cash of $0.26 million for operating activities, generated $23,000 in investing activities and received net proceeds of $1.13 million in financing activities conducted during this period that resulted in an increase in cash of $0.89 million.

On May 24, 2005, the Company entered into a purchase and sale of obligation agreement, dated as of May 24, 2005 (the “Sale and Purchase Agreement”), with Symphony House Berhad, a Malaysian company (“Symphony House”) that is the majority owner of Vsource Asia. On June 14, 2005, pursuant to the Sale and Purchase Agreement, the Company sold to Symphony House certain legacy inter-company obligations totaling $1.739 million due to the Company from Vsource Asia. Consideration under the Sale and Purchase Agreement received by the Company consisted of a cash payment of $804,250 and the transfer of all rights, title and interest in an exercisable warrant held by Symphony House to purchase 1,000,000 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $0.01. Immediately following the June 14, 2005 closing, the Company cancelled the Symphony House warrant. In connection with the sale of the inter-company obligations to Symphony House and the subsequent cancellation of this warrant, the Company recorded a loss of $0.795 million based on the value of the receivable and warrant at the time of closing.

On July 18, 2005, the Company entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, pursuant to which the Company issued and sold 1,478 shares of a newly created class of preferred stock, known as Series 5-A convertible preferred stock, with par value of $0.01, and warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors led by Hope & Abel Investments, LLC of Los Angeles, California, in exchange for an aggregate purchase price of $1.478 million (the “Financing”). The Financing generated net proceeds to the Company of $1.42 million, including a promissory note in the amount of $150,000 issued to the Company by one of the Investors. As a result of the issuance of shares in connection with the Financing, the conversion price of the Company’s outstanding Series 1-A and Series 2-A convertible preferred stock have been adjusted to $2.23 and $4.51 respectively. As a result, a holder of Series 1-A preferred stock will receive 1.12 shares of the Company’s common stock for each share of Series 1-A preferred stock that is converted. Similarly, a holder of Series 2-A preferred stock will receive 1.42 shares of the Company’s common stock for each share of Series 2-A preferred stock that is converted.

As of July 31, 2005, the Company had liabilities of $0.284 million and its main assets consisted of cash and cash equivalents of $1.955 million and restricted cash of $0.25 million.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s management believes that the Company has adequate funding from cash and cash equivalents for the Company to continue in operation for at least 12 months from the balance sheet date. Therefore, the Company has prepared its financial statements on a going concern basis.

The Company’s management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions, and is in discussion with a number of companies. On July 29, 2005, the Company undertook its first post-Financing transaction; a loan which is noted in Note 3 below. In pursuing acquisition opportunities, the Company may raise additional funds to complete such acquisitions and may do so through the issuance of new equity securities or through the incurrence of debt. The Company has not identified a specific industry on which it intends to focus.

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

Concentration of Credit Risk

The Company’s management believes the Company has no major concentration of credit risk.

2. Discontinued Operations

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

On March 23, 2004, the Company completed the sale to Symphony House and other investors of 38.8% of the issued and outstanding share capital of Vsource Asia for total consideration of approximately $9.5 million. The Company recorded a gain of $7.6 million net of taxes in connection with this transaction. On November 22¸ 2004, as part of the exchange offer (the “Exchange Offer”) and related transactions conducted by the Company, the Company contributed its remaining 61.2% ownership interest in Vsource Asia to a newly created subsidiary, Asia Holding Co. The Exchange Offer and related transactions resulted in disposal of the Company’s ownership interest in Vsource Asia and the exchange and subsequent cancellation of 92.8% of the the outstanding shares of the Company’s Series 1-A convertible preferred stock, 98.8% of the outstanding shares of the Company’s Series 2-A convertible preferred stock and 100% of the the outstanding shares of the Company’s Series 4-A convertible preferred stock. The Company also received a cash payment in the amount of $81,938 in connection with the Exchange Offer and its disposal of its remaining interest in Asia Holding Co. The Company recorded a gain of $14 million net of taxes, in connection with the Exchange Offer and resulting disposal of the remaining 61.2% of Vsource Asia.

During the fiscal year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company’s combined revenues; therefore, as a result of the Exchange Offer and other transactions described above, the Company no longer has any active business operations apart from limited consulting services provided to third parties. The operating results of Vsource Asia, including the gain on disposal, have been classified as discontinued operations for all periods presented.

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The operating results of discontinued operations consisted of those gains and losses incurred by the discontinued operations prior to the consummation of the Exchange Offer and related transactions, the details of which are summarized as follows (amounts in thousands):

	Three Months Ended July 31, 2004
	Vsource Asia	Vsource Texas	Total
Revenues, net	$3,956	$108	$4,064

Loss before income tax benefit/(expense)	$(845)	$(486)	$(1,331)
Income tax benefit	4	—	4

Net loss (including loss on disposal of Vsources Texas of $162)	$(841)	$(486)	$(1,327)

	Six Months Ended July 31, 2004
	Vsource Asia	Vsource Texas	Total
Revenues, net	$8,570	$254	$8,824

Income/(loss) before income tax benefit/(expense)	$6,253	$(1,148)	$5,105
Income tax expense	(118)	—	(118)

Net income/(loss) (including gain on disposal of Vsource Asia of $7,611 and loss on disposal of Vsource Texas of $162)	$6,135	$(1,148)	$4,987

3. Other Current Assets

	July 31, 2005	January 31, 2005
	(in thousands)
Other current assets:
Deposits	$20	$43
Loan advance	60	—
Other receivables	16	45

	$96	$88

Loan advance consists of a $100,000 working capital loan made by a Company subsidiary to Clinicis-Phoenix Surgery Center, LLC pursuant to a loan agreement and related documentation, each dated as of July 29, 2005. Out of the total loan amount, $40,000 of the loan was made on August 3, 2005 and, therefore, subsequent to the quarterly period ended July 31, 2005. The loan due date is October 29, 2005, unless earlier demand is made by the Company subsidiary.

4. Restricted Cash

Restricted cash represents deposits with a bank to secure standby letters of credit established for the benefit of a former customer of the Company (see Note 9).

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Net (Loss)/Profit Available to Common Shareholders

The following table is a calculation of net loss available to common shareholders:

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net (loss)/profit	$(451)	$(1,651)	$(912)	$4,238
Less: Deemed non-cash dividend to preferred shareholders	—	(3,623)	—	(7,034)

Net loss available to common shareholders	$(451)	$(5,274)	$(912)	$(2,796)

A deemed dividend to preferred shareholders totaling $3.6 million was recorded as a result of both the amortization of beneficial conversion feature and the accretion in connection with the Exchange Offer consummated in November 2004 of the redemption on the Series 4-A convertible preferred stock, par value of $0.01, issued during the quarter ended July 31, 2004.

6. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net profit per share is computed by dividing net profit by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the conversion of preferred stock to common stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method. Because the Company had a net loss available to common shareholders for the three and six-month periods ended July 31, 2005 and 2004, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator for basic and diluted loss per share:
Net loss – continuing operations	$(451)	$(3,947)	$(912)	$(7,783)
Net (loss)/income – discontinued operations	—	(1,327)	—	4,987

Net loss	$(451)	$(5,274)	$(912)	$(2,796)

Denominator for basic and diluted loss per share – weighted average shares	2,074,032	2,026,036	2,074,058	2,026,038
Basic and diluted (loss)/income per common share:
Continuing operations	$(0.22)	$(1.95)	$(0.44)	$(3.84)
Discontinued operations	—	$(0.65)	—	$2.46

Total	$(0.22)	$(2.60)	$(0.44)	$(1.38)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Comprehensive Loss

The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net loss available to common shareholders	$(451)	$(5,274)	$(912)	$(2,796)

Other comprehensive (loss)/gain from foreign currency translations	(5)	(12)	1	8

Comprehensive loss	$(456)	$(5,286)	$(911)	$(2,788)

8. Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying Vsource common stock at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). The intrinsic value of the stock-based compensation issued to employees as of the date of grant is amortized on a straight-line basis to compensation expense over the vesting period. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (the “Purchase Plan”) in accordance with APB 25.

The following table summarizes the pro forma operating results of the Company had compensation cost for stock options granted under its stock option plans and for employee stock purchases under the Purchase Plan been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation”.

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss available to common shareholders	$(451)	$(5,274)	$(912)	$(2,796)
Less: Total stock-based employee compensation expense determined under fair value method for all awards	—	(345)	—	(748)

Net loss	$(451)	$(5,619)	$(912)	$(3,544)

Basic and diluted net loss available to common shareholders per share
As reported	$(0.22)	$(2.60)	$(0.44)	$(1.38)
Pro forma	$(0.22)	$(2.77)	$(0.44)	$(1.75)

VSOURCE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Commitments and Contingencies

Operating Leases

The Company leases its remaining facility in La Jolla, California under a non-cancelable operating lease that expires in May 2006. As of July 31, 2005, future minimum lease commitments under this lease were as follows (in thousands):

For the Years Ending January 31,
2006	$52
2007	34
2008	—

$86

Commitments

As of July 31, 2005, the Company had standby letters of credit in the amount of $0.25 million established for the benefit of a former customer of the Company that is now a customer of Vsource Asia. The standby letters of credit expire under their terms on October 31, 2005. Management is in discussions with Vsource Asia to arrange for the replacement of the Company’s deposit to secure these standby letters of credit. Once this is done, or the letters of credit expire pursuant to their terms, the cash will no longer be restricted. There is no assurance, however, that this will be concluded prior to the maturity of the standby letters of credit.

Litigation

The Company is not party to any outstanding legal proceedings or claims.

10. Segment Data

As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co., and therefore no longer provides BPO services and the Company consists of one segment, consulting services provided to third parties, which ceased in December 2004. The Company’s revenue from continuing operations is generated from the United States and its long-lived assets are mainly located in the United States. In the fiscal year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company combined revenues and, therefore, as a result of the Exchange Offer, the Company no longer has any active business operations apart from limited consulting services, which ceased in December 2004.

11. Subsequent Events

On August 18, 2005, the Board of Directors of the Company approved employment agreements for each of David Hirschhorn and Todd Parker, Co-Chairman of the Board and Co-Chief Executive Officers of the Company.

On August 22, 2005, the Company announced the creation of an Advisory Board, with seven initial members. The Company intends to issue warrants to purchase up to 900,000 shares of the Company’s common stock, par value $0.01, to the initial Advisory Board members.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The discussion in this quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “anticipates”, “believes”, “estimates”, “expects”, “intends”, “plans” and variations thereof and similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, holders of our Series 5-A Preferred Stock’s possession of significant voting control over the Company, our limited cash resources, our ability to redirect and finance our business, our significant corporate and Securities and Exchange Commission (“SEC”)-related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation and other risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, under the heading “Risk Factors” and the risks discussed in our other Securities and Exchange Commission filings.

SUBSEQUENT EVENTS

Executive Employment Agreements. On August 18, 2005, the Board of Directors of the Company approved employment agreements for each of David Hirschhorn and Todd Parker, Co-Chairman of the Board and Co-Chief Executive Officers of the Company. Copies of these employment agreements were filed with the SEC as Exhibits 10.1 and 10.2, respectively, to a Current Report on Form 8-K we filed with the SEC on August 23, 2005, which report is incorporated herein by reference.

Advisory Board Creation. On August 22, 2005, we announced the creation of an Advisory Board with seven initial members. In a Current Report on Form 8-K filed with the SEC on August 23, 2005, which report is incorporated herein by reference, we disclosed that Vsource intends to issue warrants to purchase up to 900,000 shares of Vsource common stock, par value $0.01 per share, to Advisory Board members as compensation for their service. A form of the Advisory Board warrant was filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 23, 2005.

OVERVIEW

OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2006” AND “2005” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2006 AND 2005, RESPECTIVELY, RATHER THAN CALENDAR YEARS.

Historical Background

From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region.

In the fourth quarter of 2005, as a result of the Exchange Offer and related transactions described in detail under the heading “Business – Company Background” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, we ceased operating any active business process outsourcing (BPO) business that we previously conducted through Vsource Asia Berhad, a Malaysian company and our former operating subsidiary (“Vsource Asia”), and accordingly the results of the BPO-related operations have been classified as discontinued.

Until December 2004, our only continuing operations consisted of limited consulting services we provide to third parties and for which we received revenue totaling $108,000 and $163,000 respectively during the second quarter and first half of 2005. Because we ceased these services in December 2004, during the second quarter and first half of 2006, however, we received no revenue from these consulting services and do not anticipate receiving any future revenues for these services. Accordingly, we no longer have any active operations.

Because the BPO-related operations we provided up until November 2004 have been classified as discontinued and operations consisting of limited consulting services ceased in December 2004, our historical results will not be indicative of future performance.

Recent Developments

Once we completed the Exchange Offer in November 2004, we reduced our headcount and took a number of cost saving measures. Further, at the direction of our Board, we concentrated our efforts on finding the best steps forward that we believed would create shareholder value and have undertaken a series of actions, which are summarized below.

Symphony House-related Transactions. On May 24, 2005, we entered into a purchase and sale of obligation agreement, dated as of May 24, 2005 (the “Sale and Purchase Agreement”), with Symphony House Berhad, a Malaysian company (“Symphony House”). On June 14, 2005, pursuant to the Sale and Purchase Agreement, we sold to Symphony House certain legacy inter-company obligations totaling $1.739 million due to Vsource from Vsource Asia. As noted above, Vsource Asia was our former operating subsidiary and is now majority owned by Symphony House. Because of uncertainty concerning the full repayment of the $1.739 million Vsource Asia obligation, we made a discount of $783,000 against the receivable and valued the receivable at $956,000 in the financial statements as of January 31, 2005. As of April 30, 2005, we made an additional discount of $12,000 and valued the receivable at $944,000. Consideration under the Sale and Purchase Agreement received by us on the June 14, 2005 closing consisted of a cash payment of $804,250 and the transfer of all rights, title and interest in an exercisable warrant held by Symphony House to purchase 1,000,000 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $0.01. As of the June 14, 2005 closing, the warrant was valued at $140,000, being the product of the 1,000,000 shares of common stock underlying the warrant multiplied by a per share price of $0.14 per share, which share price was based on a valuation calculated in accordance with the Black-Scholes’ model. Immediately following the closing, we cancelled the warrant. Common stock underlying the warrant represented approximately 29% of our outstanding common stock on a fully diluted basis, when measured at May 1, 2005. Accordingly, completion of the transaction allowed us to convert the Vsource Asia obligation to cash and also to reduce significantly our outstanding potentially dilutive securities, and therefore, common stock on a fully diluted basis. In connection with this transaction, we recorded a loss of $0.795 million.

A copy of the Sale and Purchase Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K we filed with the SEC on May 27, 2005, which report is incorporated herein by reference.

Series 5-A Preferred Stock and Warrants Financing. On July 18, 2005, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005 (the “Purchase Agreement”), pursuant to which we issued and sold 1,478 shares of a newly created class of preferred stock, known as Series 5-A Convertible Preferred Stock, and warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors (the “Investors”) led by Hope & Abel Investments, LLC of Los Angeles, California, in exchange for an aggregate purchase price of US$1.478 million (the “Financing”), including a promissory note in the amount of $150,000 issued to the Company by one of the Investors.

On July 18, 2005 and in accordance with the terms of the Purchase Agreement, we completed the Financing and issued and sold 1,478 shares of Series 5-A Convertible Preferred Stock and warrants to acquire 886,800 shares of common stock to the Investors. The 1,478 shares of Series 5-A Preferred stock have an initial conversion price of $0.3125 per share and in the aggregate are convertible into 4,729,600 shares of common stock, representing 65.7% of our common stock, on a fully diluted basis. The related warrants have an initial exercise price of $0.50 per share and, if exercised, in the aggregate would be exercisable into 886,800 shares of common stock, representing 11.0% of our common stock, on a fully diluted basis.

On July 18, 2005 and in connection with the Financing, our Board appointed two new members representing the Investors, David Hirschhorn and Todd Parker. Also on July 18, 2005, David Hirschhorn and Todd Parker replaced Dennis M. Smith in his capacity as Chairman and Chief Executive Officer and began serving as Co-Chairmen of the Board and Co-Chief Executive Officers of the Company.

A copy of the Purchase Agreement was attached as Exhibit 4.1 to a Current Report on Form 8-K we filed with the SEC on July 21, 2005, which report is incorporated herein by reference. The Purchase Agreement and Financing are described in more detail in the July 21, 2005 Form 8-K.

All of the securities sold in the Financing were sold in a private placement to accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

Forward Strategy

Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions, and we are in discussion with a number of companies. On July 29, 2005, we undertook our first post-Financing transaction; a loan which is described below. In pursuing acquisition opportunities, we may raise additional funds to complete such acquisitions and may do so through the issuance of new equity securities or through the incurrence of debt. We have not identified a specific industry on which we intend to focus.

Phoenix LLC Loan. On August 3, 2005, Vsource (USA) Inc., a Delaware corporation (“Vsource USA”) and a wholly owned subsidiary of Vsource, advanced a $100,000 working capital loan (the “Loan”) to Clinicis-Phoenix Surgery Center, LLC., an Arizona limited liability company (“Clinicis-Phoenix”) and a wholly owned subsidiary of Clinicis, Inc., a California corporation (“Clinicis”). The Loan was made subject to the terms, conditions, uses and provisions set forth in a loan agreement, dated as of July 29, 2005 (the “Loan Agreement”), between Clinicis-Phoenix and Vsource USA. Concurrent with the Loan Agreement, Clinicis-Phoenix executed and delivered to the order of Vsource USA a secured promissory note, dated July 29, 2005 (the “Note”), in the original principal amount of $100,000 (the “Issue Price”) evidencing the Loan. The rate of interest under the Note is ten percent (10%) per annum. The Issue Price plus all accrued but previously unpaid interest is due and payable upon demand of Vsource USA. If no demand is made before October 29, 2005 (the “Due Date”), the Note becomes due on such date. Clinicis-Phoenix may elect to repay the Note with no premium or penalty prior to the Due Date. In order to further secure the Note, Donald A. Cook, the President and majority shareholder of Clinicis, entered into a stock pledge agreement, dated as of July 29, 2005 (the “Stock Pledge Agreement”), whereby Mr. Cook pledged certain shares held by Mr. Cook in Clinicis (the “Pledged Shares”) and granted Vsource USA a security interest in the Pledged Shares and any “Proceeds” (as defined in the Stock Pledge Agreement) of the Pledged Shares, which together constitute the “Collateral” under the Stock Pledge Agreement. Under the Stock Pledge Agreement, Vsource USA has the right at any time during the continuance of certain “Events of Default” set out in the Note or Loan Agreement to transfer or to register on the books of Clinicis in the name of Vsource USA or any of its nominees any or all of the Collateral. Finally, in order to induce Vsource to cause Vsource USA to enter into the Loan Agreement, Clinicis granted to Vsource an option to purchase from Clinicis 80% of the membership interests in Clinicis-Phoenix for $1.00, subject to the terms and conditions of an inducement agreement, dated as of July 29, 2005 (the “Inducement Agreement”), by and between the Company and Clinicis.

Copies of each of the Loan Agreement, Note, Pledge Agreement and Inducement Agreement were attached as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to a Current Report on Form 8-K we filed with the SEC on August 9, 2005, which report is incorporated herein by reference.

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED JULY 31, 2005, COMPARED TO THE THREE AND SIX MONTHS ENDED JULY 31, 2004

REVENUE

Our revenues in second quarter and first half of 2006 from continuing operations decreased to zero from $0.108 million and $0.163 million, respectively, in the same period one year ago, due to the cessation of our consulting services business in December 2004. All revenues in the first half of 2005 were earned from providing consulting services to third parties.

COST OF REVENUE

Cost of revenue from continuing operations consisted primarily of costs related to employees and other expenses that were associated with providing consulting services to clients through December 2004.

Because of the cessation of consulting services, cost of revenue decreased to zero in second quarter and first half of 2006 from $0.044 million and $0.088 million, respectively, in the same period one year ago. Total cost of revenues in second quarter and first half of 2005 represented 41% and 54% of total revenue respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services.

Selling, general and administrative expenses relating to continuing operations increased by 15% to $0.452 million in second quarter of 2006 from $0.392 million in the same period one year ago. Selling, general and administrative expenses relating to continuing operations for the first half of 2006 was $0.913 million, increased by 10% compared to first half of 2005 of $0.827 million. As noted in “Business – Current Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, we rely on Vsource Asia to provide us with infrastructure and administrative services, including accounting support, and the monthly fees for these services, which totaled $51,000 and $66,000 in the second quarter and first half of 2006, respectively, are included within selling, general and administrative expenses.

INTEREST INCOME/EXPENSE

Interest income and expenses have been negligible for both the second quarter and first half of 2006 and 2005. We have no outstanding interest bearing debt.

DISCONTINUED OPERATIONS

As noted above under the heading “Overview”, we disposed of Vsource Asia, our former wholly-owned Malaysian subsidiary, in a series of transactions culminating in the Exchange Offer. As a result of the Exchange Offer, we no longer have an ownership interest in Vsource Asia and therefore no longer provide BPO services or have any active business operations, apart from limited consulting services, which services ceased in December 2004.

In the first quarter of 2005, we recorded a one-time gain of $7.6 million from the disposal of 39% of our equity interest in Vsource Asia, our former wholly owned subsidiary, to Symphony House and other investors. The sale was completed in March 2004, for which we received proceeds of approximately $9.5 million and in connection with which we incurred incidental costs of $0.3 million.

Human capital management solutions were originally launched in October 2003 and conducted through our wholly owned subsidiary, Vsource (Texas) Inc. This segment was discontinued in July 2004 upon the sale of Vsource (Texas) Inc. Revenue from the segment was $0.11 million and $0.25 million in the second quarter and first half of 2005, respectively. Operating losses in the same periods were $0.32 million and $0.99 million, respectively. We also recorded a loss on disposal of $0.16 million from the disposal of Vsource (Texas) Inc. in the second quarter of 2005.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The weighted average number of shares of 2,074,032 for the second quarter of 2006 increased from 2,026,036 for the second quarter of 2005, representing an increase of 47,996 shares. The weighted average number of shares of 2,074,058 for the first half of 2006 increased from 2,026,038 for the first half of 2005, an increase of 48,020. These increases mainly resulted from issuance of 48,193 shares of common stock in respect of stock options exercised during 2005.

BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method. Because we had a net loss for the three and six-month periods ended July 31, 2005 and 2004, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

In the second quarter of 2006, the basic and diluted loss per share available to common shareholders from continuing operations was $0.22 compared to $1.95 for the same period in 2005. For the first half of 2006, the basic and diluted loss per share available to common shareholders from continuing operations of $0.44 was much lower as compared to $3.84 for the same period in 2005. This decrease was mainly attributable to the larger number of common shares outstanding and smaller net loss available to common shareholders in the second quarter and first half of 2006 compared to the same periods in 2005.

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION - AT JULY 31, 2005, COMPARED TO JANUARY 31, 2005:

CASH AND CASH EQUIVALENTS

As of July 31, 2005, cash and cash equivalents totaled $1.95 million, up $0.89 million from $1.06 million at January 31, 2005, an increase of 84%. This increase in cash and cash equivalents was mainly due to net cash generated from the Financing of $1.27 million, offset by cash used in operations of $0.26 million for the six months ended July 31, 2005.

PREPAID EXPENSES

As of July 31, 2005, prepaid expenses totaled $0.13 million, down $0.18 million from $0.31 million at January 31, 2005, a decrease of 58%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance to expense over the period of insurance coverage.

PROPERTY AND EQUIPMENT, NET

As of July 31, 2005, net book value of property and equipment totaled $7,000, a decrease of $33,000 from $40,000 at January 31, 2005. The decrease was due principally to depreciation charge of $12,000 during the six months ended July 31, 2005 and disposal of fixed assets of $23,000.

OTHER CURRENT ASSETS

As of July 31, 2005, other current assets amounted to $96,000, comprised of the Loan of $60,000, deposits of $20,000 and other receivables of $16,000.

ACCOUNTS PAYABLE

As of July 31, 2005, accounts payable were $0.12 million, a decrease of $0.38 million from $0.50 million at January 31, 2005. The decrease was due to timely payments made to the suppliers in the first half of 2006.

ACCRUED EXPENSES AND STAFF ACCRUALS

As of July 31, 2005, accrued expenses and staff accruals were recorded at $0.16 million, a decrease of $0.12 million from $0.28 million at January 31, 2005. The decrease was mainly due to the reduction in accrued expenses of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Our cash totaled $1.95 million as of July 31, 2005, as compared to $1.06 million at January 31, 2005, an increase of $0.89 million or 84%. As of July 31, 2005, we had working capital of $2.1 million. To date, we have financed our operations primarily through preferred stock financings and sale of our interest in Vsource Asia. During the six months ended July 31, 2005, the Company used net cash of $0.26 million for operating activities, generated $23,000 in investing activities and received net proceeds of $1.13 million in financing activities conducted during this period that resulted in an increase in cash of $0.89 million, when measured at July 31, 2005.

Our management believes that we have adequate funding from our recent financings for us to continue existing operations for at least the next 12 months. Therefore, we have prepared our financial statements on a going concern basis.

As noted above under “Forward Strategy”, in pursuing acquisition opportunities, we may raise additional funds to complete such acquisitions and may do so through the issuance of new equity securities or through the incurrence of debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revised SFAS No. 123R, “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The focus is on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R also eliminates the use of the intrinsic value method of accounting, as discussed in APB 25 and provided in SFAS No. 123 as an alternative to valuation. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, with limited exceptions. The original effective date was interim or annual reporting periods beginning after June 15, 2005, but subsequently the SEC has converted this to be only applicable to annual periods beginning after this date. The Company’s management is actively assessing the impact of the adoption of SFAS No. 123R but does not expect the adoption to have a material impact on its financial condition or results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks affecting Vsource, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. Our exposure to market risk has not changed materially since January 31, 2005.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of a date within 90 days of the filing of this quarterly report, each of our co-Chief Executive Officers, who also act as our Co-Chief Financial Officers, has concluded that he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) were not effective as of July 31, 2005.

(b) Changes in Internal Control Over Financial Reporting: There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could materially affect such internal control subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 18, 2005 and in accordance with the terms of the Series 5-A preferred stock and warrants purchase agreement, we issued and sold 1,478 shares of Series 5-A convertible preferred stock and warrants to acquire 886,800 shares of common stock to certain investors for an aggregate purchase price of $1.478 million, which proceeds will be used for working capital and to pursue and fund potential acquisition opportunities.

The 1,478 shares of Series 5-A convertible preferred stock have an initial conversion price of $0.3125 per share and in the aggregate are convertible into 4,729,600 shares of common stock, representing 65.7% of Vsource’s common stock on a fully diluted basis. The related warrants have an initial exercise price of $0.50 per share and, if exercised, in the aggregate would be exercisable into 886,800 shares of common stock, representing 11.0% of Vsource’s common stock on a fully diluted basis.

All of the securities sold were sold in a private placement to accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBIT AND REPORTS ON FORM 8-K

(a)	EXHIBITS. The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk (*) have been previously filed with the Securities and Exchange Commission (“SEC”) as indicated and are incorporated herein by reference):

3.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

4.1*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005)

4.2*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

4.6*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Company’s Form 8-K, as filed with the SEC on August 23, 2005)

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on May 27, 2005)

10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005)

10.4*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC. and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005)

10.5*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005)

10.6*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005)

10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 23, 2005)

10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on August 23, 2005)

20.1*	Notice to holders of Series 1-A Preferred Stock (filed as Exhibit 20.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

20.2*	Notice to holders of Series 2-A Preferred Stock (filed as Exhibit 20.2 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

31.1	Certification Pursuant to Rule 13a-14(a) promulgated under the Securities and Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) promulgated under the Securities and Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

1.	On July 21, 2005, we filed a Current Report on Form 8-K reporting we had entered into a Series 5-A preferred stock and warrant purchase agreement, with certain investors identified therein, providing for the sale to the investors of 1,478 shares of Series 5-A convertible preferred stock and warrants to purchase an aggregate of 886,800 shares of our common stock.

2.	On July 13, 2005, we filed a Current Report on Form 8-K reporting we had filed four certificates of decrease regarding our preferred stock with the Secretary of State of the State of Delaware.

3.	On June 15, 2005, we filed a Current Report on Form 8-K reporting we had closed the transactions contemplated by the purchase and sale of obligation agreement described below in (5) on June 14, 2005.

4.	On June 14, 2005, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing our financial results for the fiscal quarter ended April 30, 2005.

5.	On May 27, 2005, we filed a Current Report on Form 8-K reporting we had entered into a purchase and sale of obligation agreement, dated as of May 24, 2005, with Symphony House Berhad, a Malaysian company, providing for the sale to Symphony House Berhad of certain legacy inter-company obligations totaling $1.739 million due to us from Vsource Asia Berhad, a Malaysian company.

6.	On May 13, 2005, we filed a Current Report on Form 8-K reporting the issuance of a press release announcing our financial results for fiscal year ended January 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSOURCE, INC.

By:	/s/ David Hirschhorn
David Hirschhorn
Co-Chief Executive Officer
(Co-Principal Executive Officer and Co-Principal Financial Officer)

Date: Sept 14, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

4.1*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005)

4.2*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

4.6*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Company’s Form 8-K, as filed with the SEC on August 23, 2005)

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on May 27, 2005)

10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005)

10.4*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC. and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005)

10.5*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005)

10.6*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005)

10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 23, 2005)

10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on August 23, 2005)

20.1*	Notice to holders of Series 1-A Preferred Stock (filed as Exhibit 20.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

20.2*	Notice to holders of Series 2-A Preferred Stock (filed as Exhibit 20.2 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

31.1	Certification Pursuant to Rule 13a-14(a) promulgated under the Securities and Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) promulgated under the Securities and Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Securities and Exchange Commission.