Form 10-Q
period 2005-10-31
TRI-ISTHMUS GROUP, INC.
filed 2005-12-20
CIK 1003226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 000-30326
TRI-ISTHMUS GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0557617

(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Indentification No.)

7855 Ivanhoe Avenue, Suite 200, La Jolla, California	92037-4508

(Address of Principal Executive Offices)	(Zip Code)
(858) 551-2920

(Registrant’s Telephone Number, Including Area Code)
Vsource, Inc.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes     ☐  No
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes     ☑  No
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☑  Yes     ☐  No
     Number of shares of common stock, par value $0.01 per share, outstanding as of November 30, 2005.....3,674,032

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	October 31, 2005	January 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,494	$1,064
Receivable from related party (net of estimated discount of $0.783 million as at January 31, 2005)	—	956
Restricted cash	250	258
Prepaid expenses	39	308
Other current assets	245	88

Total current assets	2,028	2,674

Property and equipment, net	1	40

Total assets	$2,029	$2,714

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202	$497
Accrued expenses	184	262
Staff accruals	4	20

Total current liabilities	390	779

Commitments and contingencies (Note 9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	October 31, 2005	January 31, 2005
	(Unaudited)
Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of October 31 and January 31, 2005)
(Aggregate liquidation value is $169 as of October 31 and January 31, 2005)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of October 31 and January 31, 2005)
(Aggregate liquidation value is $25 as of October 31 and January 31, 2005)	25	25

	191	191

Redeemable Preferred Stock:
Preferred stock Series 5-A ($0.01 par value, 3,752 shares authorized; 1,478 shares issued and outstanding as of October 31, 2005)	1,266	—

(Aggregate liquidation value is $1,478 as of October 31, 2005)
(Aggregate redemption value is $1,774 as of October 31, 2005)

Receivable from issuance of preferred stock	(150)	—

	1,116	—

Total preferred stock	1,307	191

Shareholders’ equity:
Common stock ($0.01 par value, 500,000,000 shares authorized; 2,074,032 and 2,074,234 shares issued and outstanding as of October 31 and January 31, 2005, respectively)	21	21
Committed stock (1,600,000 shares outstanding as of October 31,2005)	320	—
Additional paid-in capital	64,959	67,375
Deferred stock based compensation	(462)	—
Accumulated deficit	(64,455)	(65,600)
Other comprehensive loss	(51)	(52)

Total shareholders’ equity	332	1,744

Total liabilities, preferred stock and shareholders’ equity	$2,029	$2,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
Revenue from services	$—	$—	$—	$163

Costs and expenses:
Cost of revenue from services	—	43	—	131
Selling, general and administrative expenses	500	536	1,413	1,363
Amortization of stock based compensation	101	—	101	—

Total costs and expenses, net	601	579	1,514	1,494

Operating loss	(601)	(579)	(1,514)	(1,331)

Interest income	2	4	3	12
Interest expense	—	(7)	—	(12)

Net loss from continuing operations before taxation	$(599)	$(582)	$(1,511)	$(1,331)

Taxation	—	—	—	—

Net loss from continuing operations after taxation	$(599)	$(582)	$(1,511)	$(1,331)

Discontinued operations
(Loss)/income from discontinued operations before taxation	—	(921)	—	4,184
Taxation	—	—	—	(118)

(Loss)/income from discontinued operations after taxation	—	(921)	—	4,066

Net (loss)/income	(599)	(1,503)	(1,511)	2,735

Net loss available to common shareholders (Note 5)	$(599)	$(5,352)	$(1,511)	$(8,148)

Net (loss)/income per common share:
Basic and diluted loss per share from continuing operations	$(0.29)	$(2.19)	$(0.73)	$(6.03)
Basic and diluted (loss)/income per share from discontinued operations	—	$(0.45)	—	$2.01

Net basic and diluted loss per share	$(0.29)	$(2.64)	$(0.73)	$(4.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except for shares data)
(Unaudited)

					Deferred
					stock			Total
				Additional	based		Other	Sharehol
	Common Shares		Committed	Paid-in	compensat	Accumula	Comprehen	ders’
	Stock	Amount	stock	Capital	ion	ted Deficit	sive Loss	Equity
Balance at January 31, 2005	2,074,234	$21	—	$67,375	—	$(65,600)	$(52)	$1,744

Net loss						(1,511)		(1,511)
Comprehensive income							1	1
Fractional shares arising on reverse stock split	(202)							—
Warrants cancelled				(2,796)		2,656		(140)
Issuance of Series 5-A preferred stock and warrants under private placement				137				137
Restricted stock to be issued			320					320
Issuance of warrants				161				161
Issuance of options				82				82
Deferred stock based compensation					(462)			(462)

Balance at October 31, 2005	2,074,032	21	320	64,959	(462)	(64,455)	(51)	332

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended October 31,
	2005	2004
Cash flows from operating activities:
Net (loss)/profit	$(1,511)	$2,735
Adjustments to reconcile net (loss) / profit to net cash used in operating activities:
Depreciation and amortization	16	1,689
Bad debt expense/(writeback)	12	(20)
Loss/(gain) on disposal of property and equipment	26	(4)
Amortization of stock based compensation	101
Minority interest in loss of a subsidiary	—	(566)
Gain on disposal of partial interest in a subsidiary	—	(7,611)
Loss on disposal of discontinued operations		162
Changes in working capital components	638	(3,958)

Net cash used in operating activities	(718)	(7,573)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(299)
Proceeds from sale of property and equipment	1	4
Proceeds from disposal of subsidiaries	24	9,490
Cash disposed of in conjuction with the disposal of Vsource Texas	—	(125)

Net cash provided by investing activities	22	9,070

Cash flows from financing activities:
Proceeds from issuance of preferred stock	1,328	—
Cost of issuance of preferred stock	(62)	—
Warrants cancelled	(140)	—

Net cash provided by financing activities	1,126	—

Effect of exchange rates on cash	—	(5)

Net increase in cash and cash equivalents	430	1,492
Cash and cash equivalents at beginning of period	1,064	1,322

Cash and cash equivalents at end of period	$1,494	$2,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Tri-Isthmus Group, Inc., formerly known as Vsource, Inc. (the “Company,” “we,” “us” or “our”) as of October 31, 2005 and January 31, 2005 and for the three and nine month periods ended October 31, 2005 and 2004, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the fiscal year ended January 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
     The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.
Future Funding
     The Company had an accumulated deficit of approximately $64.4 million as of October 31, 2005 that has been funded primarily through preferred stock financings and cash generated from the disposal of its interest in Vsource Asia Berhad, formerly known as Vsource (Malaysia) Sdn Bhd (“Vsource Asia”), its formerly wholly-owned Malaysian subsidiary. The Company has sustained operating losses since inception. During the nine months ended October 31, 2005, the Company used net cash of $0.72 million for operating activities, generated $22,000 in investing activities and received net proceeds of $1.13 million in financing activities conducted during this period that resulted in an increase in cash of $0.43 million.
     On May 24, 2005, the Company entered into a purchase and sale of obligation agreement, dated as of May 24, 2005 (the “Sale and Purchase Agreement”), with Symphony House Berhad, a Malaysian company (“Symphony House”) that is the majority owner of Vsource Asia. On June 14, 2005, pursuant to the Sale and Purchase Agreement, the Company sold to Symphony House certain legacy inter-company obligations totaling $1.739 million due to the Company from Vsource Asia. Consideration under the Sale and Purchase Agreement received by the Company consisted of a cash payment of $804,250 and the transfer of all rights, title and interest in an exercisable warrant held by Symphony House to purchase 1,000,000 shares of the Company’s common stock, par value $0.01, at a per share exercise price of $0.01. Immediately following the June 14, 2005 closing, the Company cancelled the Symphony House warrant. In connection with the sale of the inter-company obligations to Symphony House and the subsequent cancellation of this warrant, the Company recorded a loss of $0.795 million based on the value of the receivable and warrant at the time of closing. The loss was offset against the discount provision recorded in fiscal 2005.
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
     As of October 31, 2005, the Company had liabilities of $0.39 million and its main assets consisted of cash and cash equivalents of $1.494 million and restricted cash of $0.25 million. On November 2, 2005, restricted cash of $0.25 million was released from restrictions and the amount was transferred to cash and cash equivalents.
     The Company’s management believes that the Company has adequate funding from cash and cash equivalents for the Company to continue in operation for at least 12 months from the balance sheet date. Therefore, the Company has prepared its financial statements on a going concern basis.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company’s management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions, and is in discussion with a number of companies. On July 29, 2005, the Company undertook its first post-Financing transaction, a loan which is described in Note 3 below. In pursuing acquisition opportunities, the Company may raise additional funds to complete such acquisitions and may do so through the issuance of new equity securities or through the incurrence of debt. The Company has not identified a specific industry on which it intends to focus.
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
2. Discontinued Operations
     On March 23, 2004, the Company completed the sale to Symphony House and other investors of 38.8% of the issued and outstanding share capital of Vsource Asia for total consideration of approximately $9.5 million. The Company recorded a gain of $7.6 million net of taxes in connection with this transaction. Following this transaction, the Company retained a 61.2% ownership interest in Vsource Asia.
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
     On November 22, 2004, as part of an exchange offer (the “Exchange Offer”) and related transactions conducted by the Company, the Company contributed its remaining 61.2% ownership interest in Vsource Asia to a newly created subsidiary, Asia Holding Co. The Exchange Offer and related transactions resulted in disposal of the Company’s ownership interest in Vsource Asia and the exchange and subsequent cancellation of 92.8% of the outstanding shares of the Company’s Series 1-A convertible preferred stock, 98.8% of the outstanding shares of the Company’s Series 2-A convertible preferred stock and 100% of the outstanding shares of the Company’s Series 4-A convertible preferred stock. The Company also received a cash payment in the amount of $81,938 in connection with the Exchange Offer and its disposal of its remaining interest in Asia Holding Co. The Company recorded a gain of $14 million net of taxes, in connection with the Exchange Offer and resulting disposal of the remaining 61.2% of Vsource Asia.
     During the fiscal year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company’s combined revenues; therefore, as a result of the Exchange Offer and the other transactions described above, the Company no longer has any active business operations apart from limited consulting services provided to third parties. The operating results of Vsource Asia, including the gain on disposal, have been classified as discontinued operations for all periods presented.
     The operating results of discontinued operations consisted of those gains and losses incurred by the discontinued operations prior to the consummation of the Exchange Offer and related transactions, the details of which are summarized as follows (amounts in thousands):

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended October 31, 2004
	Vsource	Vsource
	Asia	Texas	Total
Revenues, net	$4,240	$—	$4,240

Loss before income tax benefit/(expense)	$(921)	$—	$(921)
Income tax benefit	—		—

Net loss (including loss on disposal of Vsource Texas of $162)	$(921)	$—	$(921)

	Nine months Ended October 31, 2004
	Vsource	Vsource
	Asia	Texas	Total
Revenues, net	$12,810	$254	$13,064

Income/(loss) before income tax benefit/(expense)	$5,332	$(1,148)	$4,184
Income tax expense	(118)	—	(118)

Net income/(loss) (including gain on disposal of Vsource Asia of $7,611 and loss on disposal of Vsource Texas of $162)	$5,214	$(1,148)	$4,066

3. Other Current Assets

	October 31, 2005	January 31, 2005
	(in thousands)
Other current assets:
Deposits	$135	$43
Loan advance	100	—
Other receivables	10	45

	$245	$88

     Loan advance consists of a $100,000 working capital loan made by a Company subsidiary to Clinicis-Phoenix Surgery Center, LLC pursuant to a loan agreement and related documentation, each dated as of July 29, 2005. Of this amount, $40,000 was funded and recorded as of July 31, 2005 and the remaining $60,000 was funded on August 3, 2005. The loan due date was October 29, 2005. The Company is in discussions with the borrower to modify the terms of repayment in connection with its approval of the Del Mar and Point Loma surgical center acquisitions described in Note 13 below.
4. Restricted Cash
     Restricted cash represents deposits with a bank to secure standby letters of credit established for the benefit of a former customer of the Company that is now a customer of Vsource Asia. As of October 31, 2005, the Company had standby letters of credit in the amount of $0.25 million, which standby letters of credit expired under their terms on October 31, 2005. On November 2, 2005, restricted cash of $0.25 million was released from restrictions and the amount was transferred to cash and cash equivalents.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Net (Loss)/Profit Available to Common Shareholders
     The following table is a calculation of net loss available to common shareholders:

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net (loss)/profit	$(599)	$(1,503)	$(1,511)	$2,735

Less: Deemed non-cash dividend to preferred shareholders	—	(3,849)	—	(10,883)

Net loss available to common shareholders	$(599)	$(5,352)	$(1,511)	$(8,148)

     A deemed dividend to preferred shareholders totaling $3.8 million was recorded as a result of both the amortization of beneficial conversion feature and the accretion in connection with the Exchange Offer consummated in November 2004 of the redemption on the Series 4-A convertible preferred stock, par value of $0.01, issued during the quarter ended July 31, 2004.
6. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net profit per share is computed by dividing net profit by the weighted average shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the conversion of preferred stock to common stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method. Because the Company had a net loss available to common shareholders for the three and nine month periods ended October 31, 2005 and 2004, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator for basic and diluted loss per share:
Net loss — continuing operations	$(599)	$(4,431)	$(1,511)	$(12,214)
Net (loss)/income — discontinued operations	—	(921)	—	4,066

Net loss	$(599)	$(5,352)	$(1,511)	$(8,148)

Denominator for basic and diluted loss per share — weighted average shares	2,074,032	2,026,026	2,074,058	2,026,034

Basic and diluted (loss)/income per common share:
Continuing operations	$(0.29)	$(2.19)	$(0.73)	$(6.03)
Discontinued operations	—	$(0.45)	—	$2.46

Total	$(0.29)	$(2.64)	$(0.73)	$(4.02)

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Comprehensive Loss
     The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net loss available to common shareholders	$(599)	$(5,352)	$(1,511)	$(8,148)

Other comprehensive (loss)/gain foreign currency translations	—	3	1	11

Comprehensive loss	$(599)	$(5,349)	$(1,510)	$(8,137)

8. Stock-Based Compensation
     The Company applies Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying Company common stock at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). The intrinsic value of the stock-based compensation issued to employees as of the date of grant is amortized on a straight-line basis to compensation expense over the vesting period. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (the “Purchase Plan”) in accordance with APB 25.
     The following table summarizes the pro forma operating results of the Company had compensation cost for stock options granted under its stock option plans and for employee stock purchases under the Purchase Plan been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation”.

	Three months ended		Nine months ended
	October 31,		October 31,
	2005	2004	2005	2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss available to common shareholders	$(599)	$(5,352)	$(1,511)	$(8,148)
Less: Total stock-based employee compensation expense determined under fair value method for all awards	—	(341)	—	(1,089)

Net loss	$(599)	$(5,693)	$(1,511)	$(9,237)

Basic and diluted net loss available to common shareholders per share
As reported	$(0.29)	$(2.64)	$(0.73)	$(4.02)
Pro forma	$(0.29)	$(2.81)	$(0.73)	$(4.56)

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. Commitments and Contingencies
Operating Leases
     The Company leases its remaining facility in La Jolla, California under a non-cancelable operating lease that expires in May 2006. As of October 31, 2005, future minimum lease commitments under this lease were as follows (in thousands):

For the Years Ending January 31,
2006	$26
2007	34
2008	—

$60

Commitments
     As of October 31, 2005, the Company had standby letters of credit in the amount of $0.25 million established for the benefit of a former customer of the Company that is now a customer of Vsource Asia. The standby letters of credit expired under their terms on October 31, 2005. On November 2, 2005, restricted cash of $0.25 million was released from restrictions and the amount was transferred to cash and cash equivalents.
Litigation
     The Company is not party to any outstanding legal proceedings or claims.
10. Segment Data
     As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co., and therefore no longer provides BPO services and the Company consists of one segment, consulting services provided to third parties, which ceased in December 2004. The Company’s revenue from continuing operations is generated from the United States and its long-lived assets are mainly located in the United States. In the fiscal year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company’s combined revenues. Therefore, as a result of the Exchange Offer, the Company no longer has any active business operations apart from limited consulting services, which ceased in December 2004.
11. Issuance of Restricted Shares
     The Company approved the issuance of an aggregate of 1,600,000 shares of restricted common stock valued at $320,000 to its Co-Chairmen of the Board and Co-Chief Executive Officers in connection with three-year employment agreements with each employee. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. As of October 31, 2005, the shares had not been issued and as such, the shares are recorded as committed stock.
12. Issuance of Warrants and Options
     During August 2005, the Company issued 727,500 warrants to purchase common stock. All warrants were issued with Black Scholes assumptions of 99% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35. The Company issued these warrants for participation on its advisory board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on October 31, 2005, $93,917 was recorded as deferred compensation.
     During November 2005, the Company approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period and as such, on October 31, 2005, $75,371 was recorded as deferred compensation.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13. Subsequent Events
     On November 2, 2005, restricted cash of $0.25 million was released from restrictions and the amount was transferred to cash and cash equivalents.
     On November 17, 2005, the Board of Directors approved the reservation of an aggregate of 2,384,250 shares of our authorized but unissued common stock in connection with its approval of the Del Mar and Point Loma surgical center acquisitions described below.
     On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California. The terms and conditions of the two agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of the purchase agreements for these acquisitions, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005, which report is incorporated herein by reference. The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock of two of the acquisition entities, which preferred stock will be exchangeable into shares of our common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements. Each of the purchase agreements contains customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights. Each of the purchase agreements may also be terminated at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination.
     On December 16, 2005, at our Annual Meeting of Stockholders, the stockholders of the Company voted to amend our Certificate of Incorporation to change our legal name to “Tri-Isthmus Group, Inc.” from “Vsource, Inc.” and to reduce the number of authorized shares of our common stock from 500,000,000 shares to 100,000,000 shares, as described in our Proxy Statement filed with the SEC on November 28, 2005. The reduction of the number of authorized shares of our common stock did not affect the number of shares of common stock issued and outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.
FORWARD LOOKING STATEMENTS
     The discussion in this quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimate,” “expects,” “intends”, “plans” and variations thereof or of similar expressions. All forward-looking statements included in this document are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, holders of our Series 5-A Preferred Stock’s possession of significant voting control over the Company, our limited cash resources, our ability to redirect and finance our business, our significant corporate and Securities and Exchange Commission (“SEC”)-related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation and other risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, under the heading “Risk Factors,” and the risks discussed in our other Securities and Exchange Commission filings.
SUBSEQUENT EVENTS
     Issuance of Previously Approved Restricted Stock. In November 2005, the Company issued an aggregate of 1,600,000 shares of restricted common stock valued at $320,000 to its Co-Chairmen of the Board and Co-Chief Executive Officers in connection with three-year employment agreements with each employee that had been approved by our Board of Directors on August 18, 2005. Mr. Hirschhorn received 1,250,000 shares and Mr. Parker received 350,000 shares. For more information regarding this restricted stock, see below under “Recent Developments.”
     Delivery of Previously Approved Warrants. On November 9, 2005, the Company delivered to members of its Advisory Board an aggregate of 727,500 warrants to purchase common stock, which warrants had been approved by our Board of Directors in August 2005 in connection with the creation of the Advisory Board. For more information regarding these warrants, see below under “Recent Developments.”
     Independent Directors Options. On November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years, with an effective issuance date of August 1, 2005. For more information regarding these options, see below under “Recent Developments.”
     Reservation of Common Stock. On November 17, 2005, the Board of Directors approved the reservation of an aggregate of 2,384,250 shares of our authorized but unissued common stock in connection with its approval of the Del Mar and Point Loma surgical center acquisitions described below.
     Del Mar & Point Loma Surgical Center Acquisitions. On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California. The terms and conditions of the two agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of the purchase agreements for these acquisitions, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005, which report is incorporated herein by reference. The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock of two of the acquisition entities, which preferred stock will be exchangeable into shares of our common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements. Each of the purchase agreements contains customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights. Each of the purchase agreements may also be terminated at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination.

     Charter Amendments Approved at Annual Meeting. On December 16, 2005, at our Annual Meeting of Stockholders, the stockholders of the Company voted to amend our Certificate of Incorporation to change our legal name to “Tri-Isthmus Group, Inc.” from “Vsource, Inc.” and to reduce the number of authorized shares of our common stock from 500,000,000 shares to 100,000,000 shares, as described in our Proxy Statement filed with the SEC on November 28, 2005. The reduction of the number of authorized shares of our common stock did not affect the number of shares of common stock issued and outstanding.
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
     In the fourth quarter of 2005, as a result of the Exchange Offer and related transactions described in detail under the heading “Business — Company Background” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, we ceased operating any active business process outsourcing (BPO) business that we previously conducted through Vsource Asia Berhad, a Malaysian company and our former operating subsidiary (“Vsource Asia”), and accordingly the results of the BPO-related operations have been classified as discontinued.
     Until December 2004, our only continuing operations consisted of limited consulting services we provide to third parties and for which we received revenue totaling $108,000 and $163,000 respectively during the third quarter and first three quarters of 2005. Because we ceased these services in December 2004, during the third quarter and first three quarters of 2006, however, we received no revenue from these consulting services and do not anticipate receiving any future revenues for these services. Accordingly, we no longer have any active operations.
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
     Symphony House-related Transactions. On May 24, 2005, we entered into a purchase and sale of obligation agreement, dated as of May 24, 2005 (the “Sale and Purchase Agreement”), with Symphony House Berhad, a Malaysian company (“Symphony House”). On June 14, 2005, pursuant to the Sale and Purchase Agreement, we sold to Symphony House certain legacy inter-company obligations totaling $1.739 million due to the Company from Vsource Asia. As noted above, Vsource Asia was our former operating subsidiary and is now majority owned by Symphony House. Because of uncertainty concerning the full repayment of the $1.739 million Vsource Asia obligation, we made a discount of $783,000 against the receivable and valued the receivable at $956,000 in the financial statements as of January 31, 2005. As of April 30, 2005, we made an additional discount of $12,000 and valued the receivable at $944,000. Consideration under the Sale and Purchase Agreement received by us on the June 14, 2005 closing consisted of a cash payment of $804,250 and the transfer of all rights, title and interest in an exercisable warrant held by Symphony House to purchase 1,000,000 shares of the Company’s common stock at a per share exercise price of $0.01. As of the June 14, 2005 closing, the warrant was valued at $140,000, being the product of the 1,000,000 shares of common stock underlying the warrant multiplied by a per share price of $0.14 per share, which share price was based on a valuation calculated in accordance with the Black-Scholes’ model. Immediately following the closing, we cancelled the warrant. Common stock underlying the warrant represented approximately 29% of our outstanding common stock on a fully diluted basis, when measured at May 1, 2005. Accordingly, completion of the transaction allowed us to convert the Vsource Asia obligation to cash and also to reduce significantly our outstanding potentially dilutive securities, and therefore, common stock on a fully diluted basis. In connection with this transaction, we recorded a loss of $0.795 million. The loss was offset against the discount provision recorded in fiscal 2005.

     A copy of the Sale and Purchase Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K we filed with the SEC on May 27, 2005, which report is incorporated herein by reference.
     Series 5-A Preferred Stock and Warrants Financing. On July 18, 2005, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005 (the “Purchase Agreement”), pursuant to which we issued and sold 1,478 shares of a newly created class of preferred stock, known as Series 5-A Convertible Preferred Stock, and warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors (the “Investors”) led by Hope & Abel Investments, LLC of Los Angeles, California, in exchange for an aggregate purchase price of $1.478 million (the “Financing”), including a promissory note in the amount of $150,000 issued to the Company by one of the Investors.
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
     Executive Employment Agreements. On August 18, 2005, our Board of Directors approved employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers. Copies of these employment agreements were filed with the SEC as Exhibits 10.1 and 10.2, respectively, to a Current Report on Form 8-K filed on August 23, 2005, which report is incorporated herein by reference. Pursuant to these employment agreements, the Company approved the issuance of an aggregate of 1,600,000 shares of restricted common stock valued at $320,000 to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. As of October 31, 2005, the shares had not been issued and as such, the shares were recorded as committed stock. The shares were subsequently issued in November 2005.
     Advisory Board Creation. On August 22, 2005, we announced the creation of an Advisory Board with seven initial members. In a Current Report on Form 8-K filed with the SEC on August 23, 2005, which report is incorporated herein by reference, we disclosed that the Company intended to issue warrants to purchase up to 900,000 shares of our common stock to Advisory Board members as compensation for their service. A form of the Advisory Board warrant was filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 23, 2005. On November 9, 2005, the Company delivered 727,500 such warrants to its advisory board members, with an effective issuance date of August 2, 2005. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on October 31, 2005, $93,917 was recorded as deferred compensation.
     Independent Directors Options. On November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years, with an effective issuance date of August 1, 2005. The exercise price of these options is $0.40 per share, which was the closing price of our common stock on November 17, 2005. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period and as such, on October 31, 2005, $75,371 was recorded as deferred compensation.
     Reservation of Common Stock. On November 17, 2005, the Board of Directors approved the reservation of an aggregate of 2,384,250 shares of our authorized but unissued common stock in connection with its approval of the Del Mar and Point Loma surgical center acquisitions described below.
     Del Mar & Point Loma Surgical Center Acquisitions. On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California. The terms and conditions of the two agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of the purchase agreements for these acquisitions, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005, which report is incorporated herein by reference. The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock of two of the acquisition entities, which preferred stock will be exchangeable into shares of our common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements. Each of the purchase agreements contains customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights. Each of the purchase agreements may also be terminated at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination.
     Charter Amendments Approved at Annual Meeting. On December 16, 2005, at our Annual Meeting of Stockholders, the stockholders of the Company voted to amend our Certificate of Incorporation to change our legal name to “Tri-Isthmus Group, Inc.” from “Vsource, Inc.” and to reduce the number of authorized shares of our common stock from 500,000,000 shares to 100,000,000 shares, as described in our Proxy Statement filed with the SEC on November 28, 2005. The reduction of the number of authorized shares of our common stock did not affect the number of shares of common stock issued and outstanding.
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
     Phoenix LLC Loan. On August 3, 2005, Vsource (USA) Inc., a Delaware corporation (“Vsource USA”) and a wholly owned subsidiary of the Company, advanced a $100,000 working capital loan (the “Clinicis Loan”) to Clinicis-Phoenix Surgery Center, LLC., an Arizona limited liability company (“Clinicis-Phoenix”) and a wholly owned subsidiary of Clinicis, Inc., a California corporation (“Clinicis”). The Clinicis Loan was made subject to the terms, conditions, uses and provisions set forth in a loan agreement, dated as of July 29, 2005 (the “Clinicis Loan Agreement”), between Clinicis-Phoenix and Vsource USA. Concurrent with the Clinicis Loan Agreement, Clinicis-Phoenix executed and delivered to the order of Vsource USA a secured promissory note, dated July 29, 2005 (the “Note”), in the original principal amount of $100,000 (the “Issue Price”) evidencing the Clinicis Loan. The rate of interest under the Note is 10% per annum. The Issue Price plus all accrued but previously unpaid interest is due and payable upon demand of Vsource USA. If no demand is made before October 29, 2005 (the “Due Date”), the Note becomes due on such date. Clinicis-Phoenix may elect to repay the Note with no premium or penalty prior to the Due Date. In order to further secure the Note, Donald A. Cook, the President and majority shareholder of Clinicis, entered into a stock pledge agreement, dated as of July 29, 2005 (the “Stock Pledge Agreement”), whereby Mr. Cook pledged certain shares held by Mr. Cook in Clinicis (the “Pledged Shares”) and granted Vsource USA a security interest in the Pledged Shares and any “Proceeds” (as defined in the Stock Pledge Agreement) of the Pledged Shares, which together constitute the “Collateral” under the Stock Pledge Agreement. Under the Stock Pledge Agreement, Vsource USA has the right at any time during the continuance of certain “Events of Default” set out in the Note or Clinicis Loan Agreement to transfer or to register on the books of Clinicis in the name of Vsource USA or any of its nominees any or all of the Collateral. Finally, in order to induce the Company to cause Vsource USA to enter into the Clinicis Loan Agreement, Clinicis granted to the Company an option to purchase from Clinicis 80% of the membership interests in Clinicis-Phoenix for $1.00, subject to the terms and conditions of an inducement agreement, dated as of July 29, 2005 (the “Inducement Agreement”), by and between the Company and Clinicis. As of December 11, 2005, the Clinicis

Loan had not been repaid. Under the terms of the agreements referenced above, the Company agreed to compensate Mr. Cook for introductions to potential acquisitions of ambulatory surgical centers located in Southern California. In the event that the Clinicis Loan is not repaid in full, the Company expects to recover amounts due by the offset of fees payable to Mr. Cook in respect of the Del Mar and Point Loma acquisitions described above.
     Copies of each of the Clinicis Loan Agreement, Note, Pledge Agreement and Inducement Agreement were attached as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to a Current Report on Form 8-K we filed with the SEC on August 9, 2005, which report is incorporated herein by reference.
MATERIAL CHANGES IN RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED OCTOBER 31, 2005, COMPARED TO THREE AND NINE MONTHS ENDED OCTOBER 31, 2004
REVENUE
     We did not derive any revenue from continuing operations in third quarter and first three quarters of 2006, due to the cessation of our consulting services business in December 2004. All revenues in the first three quarters of 2005 were earned from providing consulting services to third parties.
COST OF REVENUE
     Cost of revenue from continuing operations consisted primarily of costs related to employees and other expenses that were associated with providing consulting services to clients through December 2004. Due to the cessation of our consulting services business in December 2004, no cost of revenue was incurred in third quarter or first three quarters of 2006.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services.
     Selling, general and administrative expenses relating to continuing operations decreased by 7% to $0.500 million in the third quarter of 2006 from $0.536 million in the same period one year ago. Selling, general and administrative expenses relating to continuing operations for the first three quarters of 2006 was $1.413 million, increased by 4% compared to the first three quarters of 2005 of $1.363 million. As noted in “Business — Current Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005, we rely on Vsource Asia to provide us with infrastructure and administrative services, including accounting support, and the monthly fees for these services, which totaled $15,000 and $81,000 in the third quarter and first three quarters of 2006, respectively, are included within selling, general and administrative expenses.
STOCK BASED COMPENSATION
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. As of October 31, 2005, the shares had not been issued and as such, the shares are recorded as committed stock.
     In addition, during the third quarter of 2006, the Company issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35. The Company issued these warrants for participation on its advisory board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on October 31, 2005, $93,917 was recorded as deferred compensation.

     In addition, on November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period and as such, on October 31, 2005, $75,371 was recorded as deferred compensation.
INTEREST INCOME/EXPENSE
     Interest income and expenses have been negligible for both the third quarter and first three quarters of 2006 and 2005. We have no outstanding interest-bearing debt.
DISCONTINUED OPERATIONS
     As noted above under the heading “Overview,” we disposed of Vsource Asia, our former wholly-owned Malaysian subsidiary, in a series of transactions culminating in the Exchange Offer. As a result of the Exchange Offer, we no longer have an ownership interest in Vsource Asia and therefore no longer provide BPO services or have any active business operations.
     In the first quarter of 2005, we recorded a one-time gain of $7.6 million from the disposal of 39% of our equity interest in Vsource Asia, our former wholly owned subsidiary, to Symphony House and other investors. The sale was completed in March 2004, for which we received proceeds of approximately $9.5 million and in connection with which we incurred incidental costs of $0.3 million.
     Human capital management solutions were originally launched in October 2003 and conducted through our wholly owned subsidiary, Vsource (Texas) Inc. This segment was discontinued in July 2004 upon the sale of Vsource (Texas) Inc. As such, no revenue was derived nor costs were incurred in the third quarter of 2005. Revenue from the segment was $0.25 million in the first three quarters of 2005 and operating losses in the same periods were $0.99 million, respectively. We also recorded a loss on disposal of $0.16 million from the disposal of Vsource (Texas) Inc. in the second quarter of 2005.
BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
     The weighted average number of shares of 2,074,032 for the third quarter of 2006 increased from 2,026,026 for the third quarter of 2005, representing an increase of 48,006 shares. The weighted average number of shares of 2,074,058 for the first three quarters of 2006 increased from 2,026,034 for the first three quarters of 2005, an increase of 48,024. These increases mainly resulted from issuance of 48,193 shares of common stock in respect of stock options exercised during 2005.
BASIC AND DILUTED LOSS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
     Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potential common shares outstanding during the period. Potential common shares outstanding consist of dilutive shares issuable upon the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method. Because we had a net loss for the three and nine-month periods ended October 31, 2005 and 2004, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
     In the third quarter of 2006, the basic and diluted loss per share available to common shareholders from continuing operations was $0.29 compared to $2.19 for the same period in 2005. For the first three quarters of 2006, the basic and diluted loss per share available to common shareholders from continuing operations of $0.73 was much lower as compared to $6.03 for the same period in 2005. This decrease was mainly attributable to the larger number of common shares outstanding and smaller net loss available to common shareholders in the third quarter and first three quarters of 2006 compared to the same periods in 2005.

MATERIAL CHANGES IN FINANCIAL CONDITION — OCTOBER 31, 2005 COMPARED TO JANUARY 31, 2005
CASH AND CASH EQUIVALENTS
     As of October 31, 2005, cash and cash equivalents totaled $1.49 million, up $0.43 million from $1.06 million at January 31, 2005, an increase of 40%. This increase in cash and cash equivalents was mainly due to net cash generated from the Financing of $1.13 million, offset by cash used in operations of $0.72 million for the nine months ended October 31, 2005. On November 2, 2005, restricted cash of $0.25 million was released from restrictions and the amount was transferred to cash and cash equivalents.
PREPAID EXPENSES
     As of October 31, 2005, prepaid expenses totaled $39,000, down $0.27 million from $0.31 million at January 31, 2005, a decrease of 87%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance to expense over the period of insurance coverage.
PROPERTY AND EQUIPMENT, NET
     As of October 31, 2005, net book value of property and equipment totaled $1,000, a decrease of $39,000 from $40,000 at January 31, 2005. The decrease was due principally to depreciation charge of $16,000 during the nine months ended October 31, 2005 and disposal of fixed assets of $23,000.
OTHER CURRENT ASSETS
     As of October 31, 2005, other current assets amounted to $0.25 million, comprised of the Clinicis Loan of $0.1 million, deposits of $0.14 million and other receivables of $10,000.
ACCOUNTS PAYABLE
     As of October 31, 2005, accounts payable were $0.20 million, a decrease of $0.30 million from $0.50 million at January 31, 2005. The decrease was due to timely payments made to the suppliers in the first three quarters of 2006 and certain expenses that suppliers invoiced at the beginning of the year.
ACCRUED EXPENSES AND STAFF ACCRUALS
     As of October 31, 2005, accrued expenses and staff accruals were recorded at $0.19 million, a decrease of $94,000 from $0.28 million at January 31, 2005. The decrease was mainly due to the reduction in accrued expenses of $0.1 million.
RESTRICTED COMMON STOCK
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock valued at $320,000 to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. As of October 31, 2005, the shares had not been issued and as such, the shares were recorded as committed stock. The shares were subsequently issued in November 2005.
WARRANTS
     During the third quarter of 2006, the Company issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 50% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35. The Company issued these warrants for participation on its advisory board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on October 31, 2005, $93,917 was recorded as deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES
     Our cash totaled $1.49 million as of October 31, 2005, as compared to $1.06 million at January 31, 2005, an increase of $0.43 million or 40%. As of October 31, 2005, we had working capital of $1.64 million. To date, we have financed our operations primarily through preferred stock financings and sale of our interest in Vsource Asia. During the nine months ended October 31, 2005, the Company used net cash of $0.72 million for operating activities, generated $22,000 in investing activities and received net proceeds of $1.13 million in financing activities conducted during the second quarter that resulted in an increase in cash of $0.43 million, when measured at October 31, 2005.
     Our management believes that we have adequate funding from our recent financings for us to continue existing operations for at least the next 12 months. Therefore, we have prepared our financial statements on a going concern basis.
     As noted above under “Forward Strategy,” in pursuing acquisition opportunities, we may raise additional funds to complete such acquisitions and may do so through the issuance of new equity securities or through the incurrence of debt.
     We have no off-balance sheet arrangements that could significantly reduce our liquidity.
     As of October 31, 2005, there had been no material changes since January 31, 2005 in our contractual obligations.
CRITICAL ACCOUNTING POLICIES
     For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 31, 2005. Critical accounting policies affecting us have not changed materially since January 31, 2005.
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued a revised Statement of Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The focus is on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R also eliminates the use of the intrinsic value method of accounting, as discussed in APB No. 25 and provided in SFAS No. 123 as an alternative to valuation. Under APB No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, with limited exceptions. The original effective date was interim or annual reporting periods beginning after June 15, 2005, but subsequently the SEC has converted this to be only applicable to annual periods beginning after this date. The Company management is actively assessing the impact of the adoption of SFAS No. 123R but does not expect the adoption to have a material impact on its financial condition or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” an amendment to APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures about market risks affecting the Company, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2005. Our exposure to market risk has not changed materially since January 31, 2005.
Item 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, each of our co-Chief Executive Officers, who also act as our Co-Chief Financial Officers, has concluded that he is unaware of any reason to believe that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) were not effective as of October 31, 2005.
     (b) Changes in Internal Control Over Financial Reporting: There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. RISK FACTORS
     None.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk (*) have been previously filed with the Securities and Exchange Commission (“SEC”) as indicated and are incorporated herein by reference):

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000 (the “November 14, 2000 Form 8-K”))

3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed herewith)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005 (the “July 21, 2005 Form 8-K”))

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005 (the “July 13, 2005 Form 8-K”))

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the July 13, 2005 Form 8-K)

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the July 13, 2005 Form 8-K)

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the July 13, 2005 Form 8-K)

4.6*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the July 21, 2005 Form 8-K)

4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the July 21, 2005 Form 8-K)

4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Company’s Form 8-K, as filed with the SEC on August 23, 2005 (the “August 23, 2005 Form 8-K”))

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on May 27, 2005)

10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the July 21, 2005 Form 8-K)

10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005 (the “August 9, 2005 Form 8-K”))

10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the August 9, 2005 Form 8-K)

10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the August 9, 2005 Form 8-K)

10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the August 9, 2005 Form 8-K)

10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the August 23, 2005 Form 8-K)

10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the August 23, 2005 Form 8-K)

10.9*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on December 7, 2005 (the “December 7, 2005 Form 8-K”)

10.10*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the December 7, 2005 Form 8-K)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 20, 2005		Tri-Isthmus Group, Inc.

(Registrant)

	By:	/s/ David Hirschhorn

David Hirschhorn
Co-Chief Executive Officer

Date: December 20, 2005		/s/ David Hirschhorn

David Hirschhorn
Co-Chief Financial Officer
(Co-Principal Financial Officer)

Date: December 20, 2005		/s/ Todd Parker

Todd Parker
Co-Chief Financial Officer
(Co-Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000 (the “November 14, 2000 Form 8-K”))

3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed herewith)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005 (the “July 21, 2005 Form 8-K”))

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005 (the “July 13, 2005 Form 8-K”))

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the July 13, 2005 Form 8-K)

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the July 13, 2005 Form 8-K)

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the July 13, 2005 Form 8-K)

4.6*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the July 21, 2005 Form 8-K)

4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the July 21, 2005 Form 8-K)

4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Company’s Form 8-K, as filed with the SEC on August 23, 2005 (the “August 23, 2005 Form 8-K”))

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on May 27, 2005)

10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005 (the “August 9, 2005 Form 8-K”))

10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the August 9, 2005 Form 8-K)

10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the August 9, 2005 Form 8-K)

10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the August 9, 2005 Form 8-K)

10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the August 23, 2005 Form 8-K)

10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the August 23, 2005 Form 8-K)

10.9*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on December 7, 2005 (the “December 7, 2005 Form 8-K”)

10.10*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the December 7, 2005 Form 8-K)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

* Previously filed with the SEC as indicated, and hereby incorporated herein by reference.