Form 10-K
period 2006-01-31
TRI-ISTHMUS GROUP, INC.
filed 2006-06-20
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-30326
TRI-ISTHMUS GROUP, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0557617 (I.R.S. Employer Identification No.)

149 South Barrington Avenue, Suite 808 Los Angeles, California (Address of principal executive offices)	90049 (Zip Code)
Registrant’s telephone number, including area code: (818) 887-6659
SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on May 16, 2006 was $2,755,494 computed upon the basis of the average bid and asked prices of the common stock on that date.

Number of shares of common stock outstanding as of May 16, 2006	3,673,992
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of May 16, 2006	67,600
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of May 16, 2006	3,900
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of May 16, 2006	0
Number of shares of Series 5-A Convertible Preferred Stock outstanding as of May 16, 2006	1,478

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JANUARY 31, 2006

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
     The discussion in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) prospective business opportunities and (ii) our potential strategies for redirecting and financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects.” These forward-looking statements relate to our plans, objectives and expectations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
     We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
PART I

Item 1.	BUSINESS
     References to “we,” “us,” “our,” or the “Company” refers to Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) and its subsidiaries. We maintain our executive offices at 149 South Barrington Avenue, Suite 808, Los Angeles, California 90049. Our telephone number is (818) 887-6659 and our website is at www.tig3.com.
COMPANY BACKGROUND
     We were originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region.
     On December 11, 2003, December 30, 2003 and March 22, 2004, we entered into sales and purchase agreements with Symphony House Berhad, a Malaysian company (“Symphony House”) and other investors to sell them 38.8% of the issued and outstanding share capital of Vsource Asia Berhad, formerly known as Vsource (Malaysia) Sdn Bhd, (“Vsource Asia”), our formerly wholly-owned Malaysian subsidiary, for total consideration of approximately $9.5 million. As part of the transaction, we transferred all of the shares and share capital of our wholly owned subsidiaries in Japan and Taiwan to Vsource Asia, and all intercompany amounts outstanding as of November 30, 2003 between these three companies and us and our other subsidiaries were waived or forgiven. The sale was completed on March 23, 2004. As a result, we owned 61.2% of Vsource Asia, and Symphony House and the other investors held 30.3% and 8.5% respectively, upon the conclusion of these transactions.
     Concurrent with the sale of 38.8% of the outstanding shares of Vsource Asia to Symphony House and other investors, we continued to evaluate alternatives to improve our capital structure. Management believed that the different classes of our preferred stock limited our ability to raise new capital to (i) finance growth and (ii) strengthen our balance sheet sufficiently to address issues frequently raised by clients and potential clients regarding our financial strength. In addition, the complexity of the capital structure made it very difficult for potential investors to understand our capital structure, and also restricted the ability of shareholders seeking liquidity to execute the sale of our securities, should they wish to do so. Moreover, if we did not meet one or more of certain conditions set forth in the Certificate of Designation regarding our Series 4-A convertible preferred stock (“Series 4-A Preferred Stock”) by March 31, 2006, then each holder of our Series 4-A Preferred Stock would have had the right, at any time after March 31, 2006 and on or before September 30, 2006, to require us to purchase all but not less than all of the Series 4-A Preferred Stock held by such holder at a price of $3,000 per share. Based on the number of Series 4-A Preferred Stock outstanding as of November 1, 2004, $52.1 million would have been required to purchase all of the Series 4-A Preferred Stock. Additionally, in the event of any liquidation, dissolution or winding up of us, either voluntarily or involuntarily, holders of our Series 1-A convertible preferred stock (the “Series 1-A Preferred Stock”), Series 2-A convertible preferred stock (the “Series 2-A Preferred Stock”), Series 4-A Preferred Stock and Series 5-A convertible preferred stock (the “Series 5-A Preferred Stock” and, together with the Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 4-A Preferred Stock, the “Preferred Stock”) are entitled to receive, prior to any distribution to holders of our common stock, a preference amount. As of November 1, 2004, holders of our Preferred Stock had an aggregate preference amount of $39.2 million and since our current net asset value at that time was less than $39.2 million, in the event we were to be liquidated or dissolved at that point, all our of assets and surplus funds would have been distributed to the holders of our Preferred Stock only, and accordingly, there would have been no assets or surplus funds available to the holders of our common stock.
     For the reasons noted in the paragraph above and others described in our Schedule TO noted below, at the time of sale of 38.8% of Vsource Asia, several of our large shareholders requested that we evaluate alternatives to improve the prospects for liquidity of our securities. In response to these considerations, our Board of Directors established a Special Committee to review a series of transactions that ultimately led to the Exchange Offer (defined below) and related transactions that we completed on November 22, 2004 described in the paragraphs immediately below. Complete details on the Exchange Offer, including reasons for approval by our Board of Directors and Special Committee, can be found in our Exchange Offer and Consent Solicitation Circular, which was filed as an exhibit to our Schedule TO, filed with the SEC on October 18, 2004, which information is incorporated herein by reference.
     On November 22 ¸ 2004, we contributed our remaining 61.2% ownership interest in Vsource Asia to our new wholly owned subsidiary incorporated in the British Virgin Islands (“Asia Holding Co.”). Immediately thereafter, we completed an exchange offer pursuant to which the holders of Preferred Stock could exchange their Preferred Stock for common shares of Asia Holding Co. at certain exchange ratios (the “Exchange Offer”). Effective upon the completion of the Exchange Offer on November 22, 2004, 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock were tendered to us and subsequently cancelled. As a result, 67,600 shares of Series 1-A Preferred Stock and 3,900 shares of Series 2-A Preferred Stock remain outstanding. A further result of the Exchange Offer is that the potential Series 4-A Preferred Stock put right discussed above has been extinguished and the aggregate preference amount of our remaining Preferred Stock was reduced to approximately $194,000.
     Simultaneous with completion of the Exchange Offer, we tendered our remaining 0.5% interest in Asia Holding Co. to Symphony House, at a price of $0.158 per share pursuant to a tender offer being conducted by Symphony House for shares of Asia Holding Co. We received $81,938 in cash proceeds as a result of the sale of our remaining shares in Asia Holding Co. to Symphony House.
     Symphony House also entered into an agreement (the “Symphony Purchase Agreement”) pursuant to which it agreed to purchase common stock and warrants from certain preferred stockholders. As a result of the Symphony Purchase Agreement, which was completed on November 24, 2004, Symphony House acquired approximately 31.3% of our common stock and warrants which, if exercised, would result in Symphony House owning approximately 53.6% of our outstanding common stock. Since the completion of the Exchange Offer and the Symphony Purchase Agreement, our active BPO business operations ceased.
     On May 24, 2005, we entered into a purchase and sale of obligation agreement, dated as of May 24, 2005 (the “Sale and Purchase Agreement”), with Symphony House. On June 14, 2005, pursuant to the Sale and Purchase Agreement, we sold to Symphony House certain legacy inter-company obligations totaling $1.739 million due to us from Vsource Asia. As noted above, Vsource Asia was our former operating subsidiary and is now majority owned by Symphony House. Because of uncertainty concerning the full repayment of the $1.739 million Vsource Asia obligation, we made a discount of $783,000 against the receivable and valued the receivable at $956,000 in the financial statements as of January 31, 2005. As of April 30, 2005, we made an additional discount of $12,000 and valued the receivable at $944,000. Consideration under the Sale and Purchase Agreement received by us on the June 14, 2005 closing consisted of a cash payment of $804,250 and the transfer of all rights, title and interest in an exercisable warrant held by Symphony House to purchase 1,000,000 shares of our common stock at a per share exercise price of $0.01. As of the June 14, 2005 closing, the warrant was valued at $140,000, being the product of the 1,000,000 shares of common stock underlying the warrant multiplied by a per share price of $0.14 per share, which share price was based on a valuation calculated in accordance with the Black-Scholes’ model. Immediately following the closing, we cancelled the warrant. Common stock underlying the warrant represented approximately 29% of our outstanding common stock on a fully diluted basis, when measured at May 1, 2005. Accordingly, completion of the transaction allowed us to convert the Vsource Asia obligation to cash and also to reduce significantly our outstanding potentially dilutive securities, and therefore, common stock on a fully diluted basis. In connection with this transaction, we recorded a loss of $0.795 million. The loss was offset against the discount provision recorded in the year ended January 31, 2005 (“Fiscal 2005”). A copy of the Sale and Purchase Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K we filed with the SEC on May 27, 2005, which report is incorporated herein by reference.
     On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements (the “Surgical Center Acquisition Agreements”) to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California. The terms and conditions of the two Surgical Center Acquisition Agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of the Surgical Center Acquisition Agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005, which report is incorporated herein by reference. The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock of two of the acquisition entities, which preferred stock will be exchangeable into shares of our common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the Surgical Center Acquisition Agreements. Each of the Surgical Center Acquisition Agreements contains customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights. Each of the Surgical Center Acquisition Agreements may also be terminated at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination. See the discussion below under the caption “SUBSEQUENT EVENTS” for a description of amendments to the Surgical Center Acquisition Agreements entered into on March 13, 2006.
     On December 16, 2005, at our Annual Meeting of Stockholders, our stockholders voted to amend our Certificate of Incorporation to change our legal name to “Tri-Isthmus Group, Inc.” from “Vsource, Inc.” and to reduce the number of authorized shares of our common stock from 500,000,000 shares to 100,000,000 shares, as described in our Proxy Statement filed with the SEC on November 28, 2005. The reduction of the number of authorized shares of our common stock did not effect the number of shares of common stock issued and outstanding.
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
     Because the BPO-related operations we provided up until November 2004 have been classified as discontinued and operations consisting of limited consulting services ceased in December 2004, our historical results will not be indicative of future performance. In Fiscal 2005 and through the Exchange Offer, Vsource Asia generated $13.9 million in revenues or approximately 96% of our consolidated revenues. As a result of the Exchange Offer, we no longer have an ownership interest in Vsource Asia or in Asia Holding Co, and therefore no longer provide BPO services. Since the completion of the Exchange Offer, our only active business operations consisted of limited consulting services we provided to third parties for which we received revenue in the amount of $254,000 during Fiscal 2005. Because we ceased these services in December 2004, during the fiscal year ended January 31, 2006 (“Fiscal 2006”), we received no revenue from these consulting services and do not anticipate receiving any future revenues for these services. Accordingly, we did not have any active operations during Fiscal 2006 and do not anticipate having any active operations until the completion of the acquisition of either the San Diego ASC’s or the surgical center management company described below under “SUBSEQUENT EVENTS.”
SUBSEQUENT EVENTS
     On March 13, 2006, through the indirect subsidiaries created to complete the acquisition of a controlling interest in two separate outpatient surgical centers in San Diego, California, as described above, we entered into amendments to the Surgical Center Acquisition Agreements entered into on December 2, 2005, pursuant to which we completed the acquisition from Surgical Ventures, Inc. of 19.99% limited partnership interests in the two outpatient surgical centers located in San Diego, California. Copies of these amendments, including all exhibits thereto, were filed with the SEC as Exhibits 10.3 and 10.4 to a Current Report on Form 8-K filed on March 16, 2006, which report is incorporated herein by reference. The terms and conditions relating to each of the acquisitions remained substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. The aggregate consideration for each of the 19.99% interests purchased was $499,750 payable in preferred stock of each of the acquisition entities. The preferred stock is exchangeable into shares of our common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the Surgical Center Acquisition Agreements. These amendments modify certain of the customary representations, warranties, covenants, closing conditions, and termination rights set forth in the Surgical Center Acquisition Agreements, but do not modify the mutual indemnity provisions or the provisions allowing termination at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination. Pursuant to the terms of these amendments, we have the right to purchase an additional 31.01% interest in each of the surgical centers upon the satisfaction of certain closing conditions, as described in the amendments. The aggregate consideration for the acquisition of the additional 31.01% interest in each of the surgical centers, assuming such acquisitions are consummated, will be $750,250 each, payable in additional preferred stock of the acquisition entities, which additional preferred stock will also be exchangeable into shares of our common stock on the terms and subject to the conditions set forth in the certificates of designation for such additional preferred stock, which were attached as exhibits to the Surgical Center Acquisition Agreements. Audit and due diligence reviews of each of the centers are currently under way and completion of these acquisitions is pending completion of these reviews.
     On April 28, 2006, we entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of our directors (the “CSA II Agreement”). Under the terms of the CSA II Agreement, we advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware company (“CSA”), pursuant to a private placement of $112,000,008 of securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28,

2006. The advance is repayable in full on November 30, 2007. In addition, for consideration of $239.38, we purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued membership interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, we received $60,653.70, representing partial repayment of the advance to CSA II, LLC pursuant to the CSA II Agreement.
     On May 8, 2006, we entered into a letter of intent to acquire 51% of the issued and outstanding membership interests of a surgical center management company. The aggregate consideration for this acquisition will be $8,000,000 in cash, which we intend to finance via a private placement of either equity, debt or equity-linked securities with institutional investors. In addition, we will arrange financing in the amount of $22,000,000 to finance this target company’s working capital and future acquisition plans, subject to terms to be set out in definitive documentation. The letter of intent may be terminated by us or by the target company without penalty at any time.
      In May 2006 and June 2006, we received subscriptions for an aggregate of $344,000 to purchase 215 shares of our Series 5-A Preferred Stock and warrants to purchase an aggregate of 129,999 shares of common stock in a private placement, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement to be executed upon the closing of this transaction, from a group of investors that includes Hope & Abel Investments, LLC, an affiliate of David Hirschhorn, our Co-Chairman and Co-Chief Executive Officer, in the amount of $25,000; Todd Parker, our Co-Chairman and Co-Chief Executive Officer, in the amount of $35,000; and Dennis M. Smith, one of our directors, in the amount of $25,000. We expect to close this transaction during the second quarter of Fiscal 2007, and may receive additional subscriptions prior to such closing.
CURRENT OPERATIONS
     Following the completion of the Exchange Offer in November 2004, we reduced our headcount significantly. Following the Financing in July 2005, we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions, and we are in discussion with a number of companies. On July 29, 2005, we undertook our first post-Financing transaction; the Clinicis Loan described above. As described above, on December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers (“ASC’s”) in San Diego, California. On March 13, 2006, we closed on the purchase of an initial 19.99% limited partnership interest in each of these San Diego ASC’s, and upon completion of audits of each of these San Diego ASC’s we expect to acquire an additional 31.01% of each, for a total of 51% ownership of each, and to become the general partner of each. The second closing, which is expected to take place in the second quarter of the year ended January 31, 2007 (“Fiscal 2007”), will permit us to consolidate the operating results of each of the San Diego ASC’s into our financial results.
     Vsource Asia, our former subsidiary, provides us with infrastructure management and administrative services, including accounting support, for a monthly fee of $5,000. Presently, these services are provided under an oral understanding and we are in the process of entering into a written agreement with Vsource Asia formalizing this arrangement.
     We became Tri-Isthmus Group, Inc. (TIGroup™) in December 2005 upon completion of re-branding. Our management team and stockholders comprise a group of individuals with complementary talents across a broad range of disciplines, including mergers and acquisitions and operations.
Strategy
     Our strategy is to build shareholder value through the acquisition of controlling interests in small- to medium-sized “platform” companies across discreet industries in the business, healthcare and energy services sectors, in addition to the acquisition of ASC’s as described above. We expect to pursue additional funding opportunities to finance this strategy. We target business services companies valued at $3 million to $50 million with the following attributes:
•	Process intensive businesses and/or businesses with differentiating assets.

•	Fragmented competitive landscape with the potential for both organic growth and growth through consolidation.

•	Companies lending themselves to a partnership with TIGroup™, with the seller retaining a continued involvement in the success of the business and the success of TIGroup™.

•	Diverse client base with strong retention traits.

•	Positive cash flow, which can be improved with better operating efficiencies.

     We target companies in industries that can benefit from leveraging differentiating assets through the capital markets, or where process intensive activities can be improved through offshoring, adaptation of technology or both.
•	Healthcare delivery and processing services including ambulatory surgical centers, data and billing management and claims processing.

•	Financial processing services including accounting, tax preparation and accounts receivable and payable management.

•	Asset management services including funds management and benefits management.

•	Resources services including support functions for the energy industry.
FUTURE FUNDING
     We have sustained operating losses since our inception and had an accumulated deficit of approximately $65.1 million as of January 31, 2006 that has been funded primarily through preferred stock financing and cash generated from the disposal of our interest in Vsource Asia. We disposed of our business operations during Fiscal 2005 and no longer have any active business operations. Following the Financing in July 2005, we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.
     As of January 31, 2006, we had liabilities of $0.5 million and our main assets consisted of cash and cash equivalents of $1.3 million. As described above under the heading “SUBSEQUENT EVENTS,” in May 2006 and June 2006 we received subscriptions for an aggregate of $344,000 to purchase shares of our Series 5-A Preferred Stock and warrants to purchase common stock. We expect to close this transaction during the second quarter of Fiscal 2007, and may receive additional subscriptions prior to such closing.
     Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in May 2006 and June 2006, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
     During Fiscal 2006, we were a “public shell” company. Our working capital needs were limited to the expenses necessary to maintain our listed status on the OTC Bulletin Board, including legal, accounting and regulatory and related filing expenses. Additionally, we were actively seeking investment and acquisition opportunities in the healthcare, business and energy services industries, and we budgeted appropriate funds for business development and prospective transaction assessment and execution.
     Although we have entered the healthcare services sector, we will continue to look for acquisitions in other business sectors. Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. We will assist our subsidiaries in expanding their access to working capital as appropriate.
INTELLECTUAL PROPERTY
     With the name change to Tri-Isthmus Group, Inc., we have re-branded our efforts under the trademarks — Tri-Isthmus Group™ and TIGroup™.
     We currently have trademark registrations in the United States and the European Community for the mark “VSOURCE” and our logo in the United States and trademarks related to BPO services. We have not secured registrations for any of these trademarks in the United States or in any other country, and do not intend to do so. On July 1, 2004, we entered into a trademark and domain name license agreement with Vsource Asia pursuant to which we granted Vsource Asia, for nominal consideration, a worldwide, perpetual, non-exclusive license to use the trademarks “Vsource” (including the “Vsource” logo), “Vsource Versatile Solutions,” “Vsource Foundation Solutions,” “Vmarketing” and “Vsuites,” and the domain name www.vsource.com, as well as other domain names previously used by us, and the word “Vsource” in any new domain names that Vsource Asia may wish to register from time to time. We are currently in discussions with Vsource Asia to transfer the rights to the VSOURCE trademark and logo.
     We do not hold any patents.

EMPLOYEES
We have two employees as of May 16, 2006, David Hirschhorn and Todd Parker, our Co-Chairmen and Co-Chief Executive Officers, and consider our relations with employees to be good. None of our employees are represented by a labor union or under any collective bargaining agreement.

Item 1A.	RISK FACTORS
ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OR RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT.
We have incurred significant losses and anticipate losses in the future, and as a result, there is substantial doubt about our ability to continue as a going concern.
     We have sustained operating losses since inception and had an accumulated deficit of approximately $65.1 million as of January 31, 2006, which has been funded primarily through sales of equity and cash generated from the disposal of our interest in Vsource Asia. We disposed of our business operations during the year and no longer have any active business operations. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our acquisition activities, and continue to develop our technology, products, and services. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in May 2006 and June 2006, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
We continue to have significant corporate and SEC-related expenses and limited revenue to offset these expenses.
     Although we have taken measures to reduce and control expenses, including maintaining the number of employees at two, monthly overheads, including salaries, office rent and other administrative expenses are significant when viewed as a portion of our existing cash resources. In addition, the costs associated with filings and compliance as a SEC registrant, including legal and accounting fees, represent a material cost to us. We had no revenues during Fiscal 2006. There is no assurance we will be able to increase or even match these revenues in the coming year or that these revenues will cover our significant corporate and SEC-related expenses.
We have broad discretion in using our cash resources and may not use them in a manner that our stockholders would prefer.
     We have broad discretion in how we use our limited cash resources. In general, our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use our cash resources. The failure of our Board of Directors and management to apply the funds effectively could have a material adverse effect on our financial condition.
Appropriate acquisitions or investment opportunities may not be available.
     As noted above, we may use a portion of our cash resources to pursue acquisition opportunities, including the sale of the Company. If we decide to seek such opportunities, our future results will be dependent on our ability to identify, attract and complete desirable acquisition opportunities, which may take considerable time. In addition, our cash position, $0.634 million at April 30, 2006, may limit the scale and therefore the number of opportunities available. Our future results will be dependent on the performance of the acquired businesses, if any. We may not be successful in identifying, attracting or acquiring desirable acquisition candidates, or in realizing profits from any acquisitions. Our strategy is to achieve growth in shareholder value through the acquisition of controlling interests in small- to medium-sized “platform” companies across discreet industries in the business, healthcare and energy services sectors, in addition to the acquisition of ASC’s as described in this annual report. We expect to pursue additional funding opportunities to finance this strategy.
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
     As noted, we may use a portion of our resources to pursue acquisition opportunities and the timing, size and success of our acquisition efforts and any associated capital commitments cannot be readily predicted. We may raise additional funds to complete such acquisitions. Generally, our Board of Directors has the power to issue new equity (to the extent of authorized shares) without stockholder approval. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders would be diluted, our earnings and book value per share could be diluted and, if such equity securities take the form of preferred stock, the holders of such preferred stock may have the rights, preferences or privileges senior to those of holders of common stock. If we are able to raise additional funds through the incurrence of debt, and we do so, we would likely become subject to restrictive financial covenants and other risks associated with the incurrence of debt.
Need for ongoing financing.
     We will need additional capital to continue to expand our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations. If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.
We are dependent for our success on a few key executive officers. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.
     Our success depends to a critical extent on the continued efforts of services of our Co-Chief Executive Officers, Mr. David Hirschhorn and Mr. Todd Parker and consultant and director Mr. Dennis Smith. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Hirschhorn and Mr. Parker have signed employment agreements providing for their continued service through July 18, 2008, these agreements will not preclude either of these employees from leaving the Company.
Substantial costs of any securities litigation could divert our limited resources.
     We could become a target of securities litigation based upon the volatility of our stock in the marketplace. Litigation of this type could result in substantial costs and divert management’s attention and resources. Over the past five years, our stock has declined steeply from as high as $1,700 per share to as low as $0.10 per share (in each case as adjusted to reflect our 20-to-1 reverse stock split, which was effected on November 20, 2002), and as of May 16, 2006 the closing price of our common stock was $0.75 per share. Public companies suffering this much stock price volatility are often sued by their shareholders. Additionally, we are obligated to indemnify our directors and officers as required by our bylaws under certain circumstances. Accordingly, we may be required to pay any judgments and legal costs to defend our directors and officers, in addition to the Company, in these actions, to the extent that such costs are not covered by insurance.
The market for our common stock may be illiquid.
     The 50-day average daily trading volume of our registered common stock on the OTC Bulletin Board as of May 16, 2006, was approximately 2,600 shares, the 20-day average trading volume was approximately 1,400 shares, and we have had some days with no trading. There can be no assurance that trading volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.

Our stock is not listed on a major stock market
     Our common stock is currently quoted on the OTC Bulletin Board and we do not meet the listing requirements for the Nasdaq National Market or any other major stock market in the United States. The listing of our stock may have an effect on the perception of our company among potential investors or acquirers and may adversely affect the liquidity of our shares and therefore can have an effect on our ability to complete such transactions or raise additional funds.

Item 1B.	UNRESOLVED STAFF COMMENTS.
     None.

Item 2.	PROPERTIES
     Our executive headquarters was formerly located in 2,170 square feet of space in La Jolla, California, which was leased through May 31, 2006. These facilities were procured under a lease pre-dating the Vsource Asia transaction and were significantly greater than what we require for daily operations. Since expiration of this lease, we have been operating out of temporary offices in Los Angeles, California. We expect during the second quarter of Fiscal 2007 to identify a new location in Southern California to serve as our headquarters, which new location will be more suitable to accommodate our needs.

Item 3.	LEGAL PROCEEDINGS
     None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our annual meeting of stockholders was held on December 16, 2005 in Dallas, Texas.
     The number of shares of our common stock that were issued and outstanding as of the November 10, 2005 record date established by the Board of Directors for determining stockholders entitled to vote at the meeting of stockholders, and therefore the number of shares and the number of votes entitled to vote at the annual meeting, were as follows:

Name of Class or Series	Number of Shares	Number of Votes
Common Stock	3,673,992	3,673,992
Series 1-A Preferred Stock	67,600	75,712
Series 2-A Preferred Stock	3,900	5,538
Series 5-A Preferred Stock	1,478	4,729,600

Total		8,484,883

     Holders of our common stock were entitled to one vote per share held; holders of our Series 1-A Preferred Stock were entitled to 1.12 votes per share held; holders of our Series 2-A Preferred Stock were entitled to 1.42 votes per share held; and holders of our Series 5-A Preferred Stock were entitled to 3,200 votes per share held.
     There were present in person or by proxy at the meeting stockholders representing a total of 6,215,676 votes or 73.26% of the total number of shares outstanding and entitled to vote at the meeting, meaning that a quorum was present.
     At the meeting, the following persons were duly elected as members of our Board of Directors, and received the number of votes for election next to their names:

Name	Number of Votes
David Hirschhorn	6,210,285
Todd Parker	6,210,285
Robert N. Schwartz	6,210,285
Richardson E. Sells	6,210,285
Dennis M. Smith	6,210,285
     The amendment to our certificate of incorporation to change our corporate name from “Vsource, Inc.” to “Tri-Isthmus Group, Inc.” was approved by our stockholders at the meeting with a total of 6,208,976 votes cast in favor of such amendment. Finally, the amendment to our certificate of incorporation to decrease the number of authorized shares of common stock from 500,000,000 to 100,000,000 was approved by our common stockholders at the meeting with a total of 2,284,776 votes cast in favor of such amendment.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
     Our common stock is quoted on the OTC Bulletin Board under the symbol “TISG.OB”. The following table presents, for the periods indicated, the high and low bid prices per share of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended January 31, 2006	High	Low
First Quarter	$0.20	$0.12
Second Quarter	0.38	0.10
Third Quarter	0.80	0.32
Fourth Quarter	1.05	0.30

Fiscal Year Ended January 31, 2005	High	Low
First Quarter	$0.65	$0.35
Second Quarter	0.51	0.25
Third Quarter	0.32	0.18
Fourth Quarter	0.20	0.15

Fiscal Year Ended January 31, 2004	High	Low
First Quarter	$2.00	$0.53
Second Quarter	2.50	0.80
Third Quarter	1.39	0.67
Fourth Quarter	1.18	0.46
SHAREHOLDERS
     As of May 16, 2006, there were 753 stockholders of record of our common stock, 3 holders of our Series 1-A Preferred Stock, 1 holder of our Series 2-A Preferred Stock, no holders of our Series 3-A convertible preferred stock, no holders of our Series 4-A Preferred Stock, and 18 holders of our Series 5-A Preferred Stock.
DIVIDENDS
     We have never declared or paid cash dividends on our common stock or preferred stock. Holders of our Series 1-A Preferred Stock are entitled to noncumulative dividends, if declared by the Board of Directors, of $0.20 per share annually Holders of our Series 2-A Preferred Stock are entitled to noncumulative dividends, if declared by the Board of Directors, in an amount equal to 8% of the price originally paid to us for each share of Series 2-A Preferred Stock ($0.51 per share as of March 31, 2006, based on the original purchase price of $6.41 per share, as may be adjusted for stock splits, stock dividends, combinations and the like). Holders of our Series 5-A Preferred Stock are entitled to noncumulative dividends, if declared by the Board of Directors, of $40 per share annually. No dividend may be declared and paid upon shares of our common stock in any fiscal year unless dividends on all such preferred stock have been paid or declared and set aside for payment to holders of our preferred stock for such fiscal year. We currently intend to retain all future earnings to finance future growth and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

			Number of
			securities
			remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights at	and rights at	(a)) at January 31,
Plan category	January 31, 2006	January 31, 2006	2006

	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	131,346	0.99	2,271,063

Equity compensation plans not approved by security holders(2) (3)(4)	1,132,171	2.43	12,579

Total	1,263,517	2.28	2,283,642

(1)	Consists of two plans: (a) our 2001 Stock Options/Stock Issuance Plan and (b) our Employee Stock Purchase Plan. Both plans were approved by stockholders at our 2001 Annual Meeting. The maximum number of shares of common stock that may be issued under the 2001 Stock Options/Stock Issuance Plan cannot exceed 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable) but in no event will the maximum number of shares of common stock which may be issued under this plan as incentive stock options exceed 20,000,000. As of January 31, 2006, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 2,075,349. The maximum number of shares of common stock that may be purchased under our Employee Stock Purchase Plan is 350,000. In Fiscal 2006, the Employee Stock Purchase Plan was not offered and consequently there were no shares issued under this plan. Since its inception, a total of 22,940 shares of common stock have been purchased pursuant to the Employee Stock Purchase Plan. As of May 16, 2006, the number of shares issuable upon the exercise of all outstanding options was 178,517 and the maximum number of shares issuable under the 2001 Plan was 2,029,341.

(2)	In July 2000, our Board of Directors approved a stock option plan (the “2000 Plan”). This plan has not been approved by our stockholders. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750 shares of common stock, as adjusted for our November 2002 reverse stock split (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of January 31, 2006, options to purchase an aggregate of 27,171 shares of common stock are classified as outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. In addition, as of January 31, 2006, we had outstanding warrants to purchase an aggregate of 17,500 shares of common stock, with an exercise price of $2, to certain individuals and vendors as compensation for services rendered. These warrants will expire July 12, 2006. We do not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered.

(3)	During the third quarter of Fiscal 2006, our Board of Directors approved the issuance to members of our Advisory Board, as compensation for participation on our Advisory Board, of warrants to purchase an aggregate of 727,500 shares of our common stock at an exercise price of $0.35 per share. These warrants become one-third vested upon issuance and vest an additional third after each calendar year. These warrants will become fully vested after two years.

(4)	On November 17, 2005, our Board of Directors approved the grants to two independent directors of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share. These options vest in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005.
SALES OF UNREGISTERED SECURITIES
     None.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
     AS NOTED ABOVE, IN FISCAL 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% AND 100% OF OUR REVENUES IN FISCAL 2005 AND FISCAL 2004 RESPECTIVELY. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.

	January 31,
	2006	2005	2004	2003	2002
		(in thousands, except per share amounts)

Revenue	$—	$254	$—	$—	$—
Operating expenses	2,175	2,503	5,394	4,522	13,058

Net loss from continuing operations	(2,170)	(2,252)	(5,362)	(13,599)	(16,789)
Net income/(loss) per share available to common shareholders
- Basic	$(0.91)	$9.77	$(9.01)	$(4.08)	$(17.49)
- Diluted	N/A	$9.53	N/A	N/A	N/A
Cash and cash equivalents	1,289	1,064	1,452	11,152	4,753
Property and Equipment, net	1	40	4,418	4,974	7,232
Total assets	1,579	2,714	10,834	20,137	16,439
Current liabilities	(552)	779	8,550	5,696	6,222
Long term liabilities	—	—	—	900	2,365
Non-redeemable preferred stock	191	191	4,354	5,368	11,223
Redeemable preferred stock	1,116	—	14,521	2,728	—
Shareholders’ equity/ (deficit)	(280)	1,744	(16,591)	5,445	(3,371)
     The revenue and operating expenses figures exclude those relating to discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Form 10-K.
FORWARD LOOKING STATEMENTS
     The information set forth in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements. Please refer to “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” at the beginning of this Annual Report on Form 10-K for more information about forward looking statements.
     We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
OVERVIEW
     OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2004”, “2005” AND “2006” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2004, 2005 AND 2006 RESPECTIVELY, RATHER THAN CALENDAR YEARS. AS NOTED ABOVE, IN 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% OF OUR REVENUES IN 2005. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.
     From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region.
     In the fourth quarter of Fiscal 2005, as a result of the Exchange Offer and related transactions described above under the heading “Item 1. Business — COMPANY BACKGROUND,” we ceased operating any active business process outsourcing (BPO) business that we previously conducted through Vsource Asia, and accordingly the results of the BPO-related operations have been classified as discontinued.
     Until December 2004, our only continuing operations consisted of limited consulting services we provide to third parties and for which we received revenue totaling $254,000 in 2005. Because we ceased these services in December 2004, we received no revenue from these consulting services in 2006 and do not anticipate receiving any future revenues for these services. Accordingly, we no longer have any active operations.
     Because the BPO-related operations we provided up until November 2004 have been classified as discontinued and operations consisting of limited consulting services ceased in December 2004, our historical results will not be indicative of future performance.
     On July 18, 2005, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005 (the “Purchase Agreement”), pursuant to which we issued and sold 1,478 shares of a newly created class of preferred stock, known as Series 5-A Convertible Preferred Stock, and warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors (the “Investors”) led by Hope & Abel Investments, LLC of Los Angeles, California, in exchange for an aggregate purchase price of $1.478 million (the “Financing”), including a promissory note in the amount of $150,000 issued to us by one of the Investors. In accordance with the terms of the Purchase Agreement, we completed the Financing and issued and sold 1,478 shares of Series 5-A Preferred Stock and warrants to acquire 886,800 shares of common stock to the Investors. The 1,478 shares of Series 5-A Preferred Stock have an initial conversion price of $0.3125 per share and in the aggregate are convertible into 4,729,600 shares of common stock, representing 48.9% of our common stock, on a fully diluted basis. The related warrants have an initial exercise price of $0.50 per share and, if exercised, in the aggregate would be exercisable into 886,800 shares of common stock, representing 9.2% of our common stock, on a fully diluted basis. Also in connection with the Financing, our Board appointed two new members representing the Investors, David Hirschhorn and Todd Parker. Also on July 18, 2005, David Hirschhorn and Todd Parker replaced Dennis M. Smith in his capacity as Chairman and Chief Executive Officer and began serving as our Co-Chairmen of the Board and Co-Chief Executive Officers. A copy of the Purchase Agreement was attached as Exhibit 4.1 to a Current Report on Form 8-K we filed with the SEC on July 21, 2005, which report is incorporated herein by reference. The Purchase Agreement and Financing are described in more detail in the July 21, 2005 Form 8-K. All of the securities sold in the Financing were sold in a private placement to accredited investors, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

     On August 3, 2005, Vsource (USA) Inc., a Delaware corporation (“Vsource USA”) and our wholly owned subsidiary, advanced a $100,000 working capital loan (the “Clinicis Loan”) to Clinicis-Phoenix Surgery Center, LLC., an Arizona limited liability company (“Clinicis-Phoenix”) and a wholly owned subsidiary of Clinicis, Inc., a California corporation (“Clinicis”). The Clinicis Loan was made subject to the terms, conditions, uses and provisions set forth in a loan agreement, dated as of July 29, 2005 (the “Clinicis Loan Agreement”), between Clinicis-Phoenix and Vsource USA. Concurrent with the Clinicis Loan Agreement, Clinicis-Phoenix executed and delivered to the order of Vsource USA a secured promissory note, dated July 29, 2005 (the “Note”), in the original principal amount of $100,000 (the “Issue Price”) evidencing the Clinicis Loan. The rate of interest under the Note is 10% per annum. The Issue Price plus all accrued but previously unpaid interest is due and payable upon demand of Vsource USA. The Note became due on October 29, 2005 (the “Due Date”). Clinicis-Phoenix may elect to repay the Note with no premium or penalty prior to the Due Date. In order to further secure the Note, Donald A. Cook, the President and majority shareholder of Clinicis, entered into a stock pledge agreement, dated as of July 29, 2005 (the “Stock Pledge Agreement”), whereby Mr. Cook pledged certain shares held by Mr. Cook in Clinicis (the “Pledged Shares”) and granted Vsource USA a security interest in the Pledged Shares and any “Proceeds” (as defined in the Stock Pledge Agreement) of the Pledged Shares, which together constitute the “Collateral” under the Stock Pledge Agreement. Under the Stock Pledge Agreement, Vsource USA has the right at any time during the continuance of certain “Events of Default” set out in the Note or Clinicis Loan Agreement to transfer, or to register on the books of Clinicis in the name of Vsource USA or any of its nominees, any or all of the Collateral. Finally, in order to induce us to cause Vsource USA to enter into the Clinicis Loan Agreement, Clinicis granted us an option to purchase from Clinicis 80% of the membership interests in Clinicis-Phoenix for $1.00, subject to the terms and conditions of an inducement agreement, dated as of July 29, 2005 (the “Inducement Agreement”), by and between us and Clinicis. As of May 16, 2006, the Clinicis Loan had not been repaid. Under the terms of the agreements referenced above, we agreed to compensate Mr. Cook for introductions to potential acquisitions of ambulatory surgical centers located in Southern California. In the event that the Clinicis Loan is not repaid in full, we expect to recover amounts due by the offset of fees payable to Mr. Cook in respect of the Del Mar and Point Loma acquisitions described under the heading “Item 1. Business — COMPANY BACKGROUND.”
     On November 17, 2005, our Board of Directors approved the reservation of an aggregate of 2,384,250 shares of our authorized but unissued common stock in connection with its approval of the Del Mar and Point Loma surgical center acquisitions described under the heading “Item 1. Business — COMPANY BACKGROUND.”
     See the discussion under the headings “Item 1. Business — SUBSEQUENT EVENTS” and “Item 1. Business — CURRENT OPERATIONS” for a description of our recent and current activities and business strategy.
FUNDING
     We had an accumulated deficit of approximately $65.1 million as of January 31, 2006 that has been funded primarily through sales of equity and cash generated from the disposal of interest in Vsource Asia and the Exchange Offer (see heading “Item 1. Business — COMPANY BACKGROUND” for details). We have sustained operating losses since inception. In 2006, we used net cash of $0.9 million from operating activities, generated $22,000 in investing activities, and generated $1.1 million from financing activities that resulted in an increase in cash of $0.2 million.
     Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in May 2006 and June 2006, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
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
Fiscal Year
     Our fiscal year ends on January 31. Unless otherwise indicated, all references to years relate to fiscal years rather than calendar years. Thus, for example, a reference to “2006” means the fiscal year ended January 31, 2006.

Principles of Consolidation and Basis of Presentation
     The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated.
Use of Estimates
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from estimates and assumptions made.
Property and Equipment
     Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer hardware	2 to 5 years
Computer software	5 years
Office equipment, furniture and fixtures	5 years
Motor vehicle	3 years
     Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for 2006, 2005 and 2004 was zero, $0.42 million and $0.43 million, respectively.
     We recorded a $26,000 loss on disposal of property and equipment for 2006.
Revenue Recognition
     We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is probable or reasonably assured. No revenue was recognized during 2006.
Income Taxes
     The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.
Stock-Based Compensation
     We apply Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations in accounting for our stock-based compensation plans. Accordingly, we record expense for employee stock compensation plans equal to the excess of the market price of the underlying common shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). The intrinsic value of the stock-based compensation issued to employees as of the date of grant is amortized on a straight-line basis to compensation expense over the vesting period. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan in accordance with APB Opinion No. 25. This plan is described in Note 12 to our Consolidated Financial Statements contained in this Annual Report.
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

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005, for small business issuers. We anticipate adopting SFAS No. 123R as of the first quarter of Fiscal 2007. The adoption of SFAS No. 123R should not have a significant impact on our financial position or results of operations until such time as we have share-based payments.
     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing or method of settlement are conditional on a future event. FIN No. 47 was effective for us as of December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 was effective for us as of February 1, 2006.
RESULTS OF OPERATIONS (All amounts in thousands)

	Year Ended January 31,
	2006	2005	2004

Revenue from services	$—	$254	$—

Cost of revenue from services	—	161	—

Selling, general and administrative expenses	2,028	2,342	3,875
Expenses related to terminated merger with TEAM America	—	—	1,467
Amortization of stock-based compensation	147	—	52

Total costs and expenses	2,175	2,503	5,394

Operating loss	(2,175)	(2,249)	(5,394)

Interest income	5	14	32
Interest expense	—	(12)	—

Loss from continuing operations before taxation	(2,170)	(2,247)	(5,362)
Taxation	—	(5)	—

Net loss from continuing operations after taxation	(2,170)	(2,252)	(5,362)

Discontinued operations
Income/(loss) from discontinued operations before taxation	—	17,491	(5,985)
Taxation on discontinued operations	—	3	(22)

Income/(loss) from discontinued operations after taxation	—	17,494	(6,007)

Net income/(loss)	(2,170)	15,242	(11,369)

Add/(Less): Deemed non-cash dividend to preferred shareholders
Credit arising on exchange	—	34,363	—
Deemed non-cash dividend	—	(12,219)	(11,877)

Net income/(loss) available to common shareholders	$(2,170)	$37,386	$(23,246)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS — YEAR ENDED JANUARY 31, 2006 COMPARED TO YEAR ENDED JANUARY 31, 2005.
AS NOTED ABOVE, IN FISCAL 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% OF OUR REVENUES IN FISCAL 2005. THEREFORE, A YEAR-TO-YEAR COMPARISON OF FISCAL 2005 TO FISCAL 2004 WOULD NOT ENHANCE A READER’S UNDERSTANDING OF OUR CURRENT FINANCIAL CONDITION, CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.
Revenue
     No revenue was derived in 2006.
Cost of Revenue
     Since there was no revenue derived in 2006, there was no cost of revenue for 2006.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services.
     Selling, general and administrative expenses decreased by 15% to $2.0 million in 2006 from $2.3 million in 2005.
Amortization of Stock-based Compensation
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005.
     In addition, during the third quarter of 2006, we issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. We issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on January 31, 2006, $80,000 was recorded as deferred compensation.
     In addition, on November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period and as such, on January 31, 2006, $70,000 was recorded as deferred compensation.
Operating Loss
     As a result of the foregoing, we had an operating loss from continuing operations in 2006 of $2.17 million, which was lower than our operating loss of $2.25 million in 2005.
Interest Expense
     We had no interest expense in 2006, compared to $12,000 in 2005.
Taxation
     There were no taxation charges for Fiscal 2006.

Discontinued Operations
     As noted above under the heading “Overview,” we disposed of Vsource Asia, our former wholly-owned Malaysian subsidiary, in a series of transactions culminating in the Exchange Offer. As a result of the Exchange Offer, we no longer have an ownership interest in Vsource Asia and therefore no longer provide BPO services or have any active business operations.
     In the first quarter of 2005, we recorded a one-time gain of $7.6 million from the disposal of 38.8% of our equity interest in Vsource Asia, our former wholly owned subsidiary, to Symphony House and other investors. The sale was completed in March 2004, for which we received proceeds of approximately $9.5 million and in connection with which we incurred incidental costs of $0.3 million. In November 2004 we contributed our remaining 61.2% ownership interest in Vsource Asia in exchange for the cancellation of 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock and for cash of $81,938. We recorded a gain of $14 million, net of taxes, in connection with the disposal of the remaining 61.2% of Vsource Asia.
     Human capital management solutions were originally launched in October 2003 and conducted through our wholly owned subsidiary, Vsource (Texas) Inc. This segment was discontinued in July 2004 upon the sale of Vsource (Texas) Inc. Revenue from the segment was $0.25 million in 2005 and operating losses in 2005 were $0.99 million. We also recorded a loss on disposal of $0.16 million from the disposal of Vsource (Texas) Inc. in the second quarter of 2005.
Net Income or Loss
     As a result of the foregoing, we had a net loss in 2006 of $2 million in 2006, compared to a net income in 2005 of $15.2 million.
Net Income or Loss Available to Common Shareholders
     Net income or loss available to common shareholders is computed from net income or loss and adding or deducting deemed non-cash dividend to preferred shareholders and credit on exchanges. We had net loss available to common shareholders of $2.1 million, or $(0.91) per basic share, in Fiscal 2006, compared to a net income of $37.4 million, or $18.37 and $17.92 per basic and diluted share, respectively, in Fiscal 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents totaled $1.3 million as of January 31, 2006, as compared to $1.0 million as of January 31, 2005. As of January 31, 2006, we had working capital of $1.0 million and a shareholders’ deficit of $0.3 million, as compared to working capital of $1.9 million and shareholders’ equity of $1.7 million as of January 31, 2005. The decrease in working capital and shareholders’ equity is primarily due to costs associated with staffing, administration and reporting during a period when we had no operations. These costs were offset partially by new funds raised through the sale and issuance of new shares of our Series 5-A Preferred Stock. We had no long term liabilities as of January 31, 2006 or as of January 31, 2005. To date, we have financed our operations primarily through sales of equity and cash generated from the disposal of our interest in Vsource Asia in a series of transactions culminating in the Exchange Offer (see “Overview” above for detail).
     Net cash used in operating activities decreased $7.0 million, from $7.9 million in 2005 to $0.9 million in 2006. Net cash received from investing activities decreased $8.578 million, from $8.6 million in 2005 to $22,000 in 2006. Net cash received from investing activities for 2005 primarily related to the proceeds from disposal of discontinued operations of $9.6 million.
     Net cash provided by financing activities was $1.1 million in 2006 and $10,000 in 2005. Net cash provided by financing activities in 2006 primarily came from issuance of $1.2 million worth of our Series 5-A Preferred Stock. Net cash provided by financing activities in 2005 came from issuance of common stock under our stock options exercised.
     Following the completion of the Exchange Offer in November 2004, we reduced our headcount significantly. Following the Financing in July 2005, we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.
     As of January 31, 2006, we had liabilities of $0.5 million and our main assets consisted of cash and cash equivalents of $1.3 million. As described above under the heading “Item 1. Business — SUBSEQUENT EVENTS,” in May 2006 and June 2006 we received subscriptions for an aggregate of $344,000 to purchase shares of our Series 5-A Preferred Stock and warrants to purchase common stock.

We expect to close this transaction during the second quarter of Fiscal 2007, and may receive additional subscriptions prior to such closing.
     Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in May 2006 and June 2006, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
OFF-BALANCE SHEET FINANCING
     We have no “off-balance sheet” financing arrangements.
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
     As of January 31, 2006, the only significant contractual obligations or commercial commitments outstanding consisted of our future minimum lease commitments totaling $40,000, all payable in Fiscal 2007. We have the following long term lease obligations as of January 31, 2006:

Payment due by period (in thousands)
Contractual Obligations		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Long-Term Debt Obligations	—	—	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$40	$40	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$40	$40	—	—	—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our cash on deposit with high quality financial institutions. We are exposed with respect to interest rate fluctuations in the U.S. as changes in U.S. interest rates affect the interest earned on our cash. However, changes in interest income will not have a material impact on our financial results, as we derived only $5,000 from interest income in 2006.
Foreign Currency Risk
     We derive most of our revenues from operations in the United States. All our revenues are currently denominated in U.S. dollars. An increase or decrease in the value of the U.S. dollar relative to foreign currencies does not have a material impact on the demand for our services or on our expenses. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
We have audited the accompanying consolidated balance sheet of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) (a Delaware corporation) as of January 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) as of January 31, 2005, were audited by other auditors whose report dated May 13, 2005, expressed an unqualified opinion on those statements (the May 13, 2005 report was modified related to the uncertainty of the Company’s ability as a going concern), and have been furnished to us.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) as of January 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Mendoza Berger & Company, LLP
Irvine, California
May 15, 2006

Report of Independent Registered Public Accounting Firm
To The Board of Directors and Shareholders
of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.):
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity/deficit and cash flows present fairly, in all material respects, the financial position of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) and its subsidiaries at 31 January 2005, and the results of their operations and their cash flows for each of the two years in the period ended 31 January 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 — “Future Funding”, the Company no longer has any active business operations and only has sufficient assets, including a receivable from a related party, to continue in operation for one year which raises substantial doubt about the Company’s ability to continue as a going concern beyond one year. Management’s plans in regard to this matter are also described in note 1 — “Future Funding.” The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PricewaterhouseCoopers
Hong Kong
May 13, 2005

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$1,289	$1,064
Receivable from related party (net of estimated discount of $0.783 million) (Note 8)	—	956
Restricted cash	—	258
Prepaid expenses	45	308
Other current assets (Note 7)	244	88

Total current assets	1,578	2,674

Property and equipment, net (Note 7)	1	40

Total assets	$1,579	$2,714

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2006	2005

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable	$391	$497
Accrued expenses	150	262
Staff accruals	11	20

Total current liabilities	552	779

Commitments and contingencies (Note 10)

Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 and 67,600 shares issued and outstanding as of January 31, 2006 and 2005, respectively)
(Aggregate liquidation value is $169 as of January 31, 2006 and 2005)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of January 31, 2006 and 2005)
(Aggregate liquidation value is $25 as of January 31, 2006 and 2005)	25	25

	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 3,752 shares authorized; 1,478 and 0 shares issued and outstanding as of January 31, 2006 and 2005, respectively)	1,266	—
(Aggregate liquidation value is $1,478 as of January 31, 2006)
(Aggregate redemption value is $1,774 as of January 31, 2006)

Receivable from issuance of preferred stock	(150)	—

Total preferred stock (Note 11)	1,307	191

Shareholders’ equity/(deficit):
Common stock ($0.01 par value, 100,000,000 shares authorized; 3,673,992 and 2,074,234 shares issued and outstanding as of January 31, 2006 and 2005, respectively)	37	21
Additional paid-in-capital	65,263	67,375
Accumulated deficit	(65,114)	(65,600)
Other comprehensive income	(50)	(52)
Deferred stock-based compensation	(416)	—

Total shareholders’ equity/(deficit)	(280)	1,744

Total liabilities, preferred stock and shareholders’ equity/(deficit)	1,579	$2,714

The accompanying notes are an integral part of these Consolidated Financial Statements

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2006	2005	2004

Revenue from services	$—	$254	$—
Cost and expenses:
Cost of revenue from services	—	161	—
Selling, general and administrative expenses	2,028	2,342	3,875
Expenses related to terminated merger with TEAM America (Note 5)	—	—	1,467
Amortization of stock-based compensation (Note 12)	147	—	52

Total costs and expenses	2,175	2,503	5,394

Operating loss	(2,175)	(2,249)	(5,394)

Interest income	5	14	32
Interest expense	—	(12)	—

Net loss from continuing operations before taxation	$(2,170)	$(2,247)	$(5,362)

Income tax (expense)	—	(5)	—

Net loss from continuing operations after taxation	$(2,170)	$(2,252)	$(5,362)

Discontinued operations (Note 3)
Income/(loss) from discontinued operations before taxation	—	17,491	(5,985)
Income tax benefit/(expense) on discontinued operations	—	3	(22)

Income/(loss) from discontinued operations after taxation	—	17,494	(6,007)

Net income/(loss)	(2,170)	15,242	(11,369)

Net income/(loss) available to common shareholders (Note 4)	$(2,170)	$37,386	$(23,246)

Net income/(loss) per common share:
Continuing operations
Basic	(0.91)	9.77	(9.01)

Diluted	N/A	9.53	N/A

Discontinued operations
Basic	—	8.60	(3.14)

Diluted	—	8.39	N/A

Total
Basic	(0.91)	18.37	(12.15)

Diluted	N/A	17.92	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except for shares data)

	Common Shares		Additional Paid-in	Deferred Stock			Other Comprehensive	Total Shareholders'
	Stock	Amount	Capital	Based Compensation	Notes Receivable	Accumulated Deficit	Income (Loss)	Deficit

Balance at January 31, 2003	1,785,094	$18	$85,424	$(94)	$—	$(79,740)	$(163)	$5,445
Net Loss						(11,369)		(11,369)
Comprehensive Loss							(16)	(16)

Issuance of Common Stock on:

- Employee Stock Purchase Plan	22,940	0	34					34
- Conversion from Series 1-A and 2-A Preferred Stock	140,007	1	1,014					1,015
Conversion from Series 4-A Preferred Stock (Note 11)	78,000	1	82					83
Stock Based Compensation Expense				94				94
Deemed non-cash dividend						(11,877)		(11,877)

Balance at January 31, 2004	2,026,041	$20	$86,554	$—	$—	$(102,986)	$(179)	$(16,591)

Net Income						15,242		15,242
Comprehensive Income							127	127

Beneficial conversion feature of Series 1-A, 2-A and 4-A Preferred Stock Exchanged			(19,188)					(19,188)
Credit on exchange of Series 1-A, 2-A and 4-A Preferred Stock						22,144		22,144
Issuance of Common Stock on stock options exercised	48,193	1	9					10

Balance at January 31, 2005	2,074,234	$21	$67,375	$—	$—	$(65,600)	$(52)	$1,744

Net Loss						(2,170)		(2,170)
Comprehensive Income							2	2
Issuance of Common Stock	1,600,000	16	304	—				320
Fractional shares arising on reverse stock split	(201)
Warrants Cancelled			(2,796)			2,656		(140)
Issuance of Series 5-A Preferred Stock and warrants under private placement			137					137
Issuance of warrants			161					161
Issuance of options			82					82
Deferred stock based compensation				(416)				(416)

Balance at January 31, 2006	3,673,992	$37	$65,263	$(416)	$—	$(65,114)	$(50)	$(280)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2006	2005	2004
Cash flows from operating activities:
Net income/(loss)	$(2,170)	$15,242	($11,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,883	2,288
Bad debt provision	12	753	663
Write-off of expenses related to terminated merger with TEAM America	—	—	678
(Gain)/loss on disposal of property and equipment	26	(4)	2
Amortization of stock-based compensation	147	—	94
Minority interest in loss of a former subsidiary		(758)	—
Gain on disposal of discontinued operations		(21,471)	—
Changes in working capital components:
Accounts receivable	—	(1,149)	460
Inventory	—	60	283
Accounts payable	(106)	(346)	1,162
Advance from customers	—	(892)	(1,223)
Others	1,168	(1,213)	296

Net cash provided by/(used in) operating activities	(923)	(7,895)	(6,666)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(641)	(1,693)
Proceeds from sale of property and equipment	1	4	—
Expenses related to terminated merger with TEAM America	—	—	(1,467)
Proceeds from disposal of subsidiaries	24	9,596	—
Cash disposed of in conjunction with the disposal of subsidiaries	—	(335)	—

Net cash provided by/(used in) investing activities	22	8,624	(3,160)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	10	34
Proceeds from issuance of preferred stock, net of cost	1,266	—	—
Warrants Cancelled	(140)	—	—
Proceeds from borrowings and convertible notes	—	—	—
Repayment of convertible notes and preferred stock	—	—	—

Net cash provided by/(used in) financing activities	1,126	10	34

Effect of changes in foreign exchange rates	—	(5)	92

Net increase/(decrease) in cash and cash equivalents	225	734	(9,700)

Cash and cash equivalents at beginning of year	1,064	330	11,152

Cash and cash equivalents of discontinued operations	—	—	(1,122)

Cash and cash equivalents at end of year	$1,289	$1,064	$330

The accompanying notes are an integral part of these Consolidated Financial Statements.

	Year Ended January 31,
	2006	2005	2004
Supplemental cash flow information
Cash paid for interest	$—	$—	$—

Non-cash financing and investing activities
Conversion of Series 4-A Preferred Stock to Common Stock	—	—	83
Conversion of Series 1-A and 2-A Preferred Stock to Common Stock	—	—	1,015
Cancellation of preferred stock		30,902	—
Credit arising on exchange	—	(34,363)	—
Beneficial conversion feature of:
Series 4-A Preferred Stock (Note 4)		12,219	11,877
The accompanying notes are an integral part of these Consolidated Financial Statements.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	The Company
Company Background
     Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) (together with its subsidiaries, the “Company”) was originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to November 2004, the Company provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region.
     On December 11, 2003, December 30, 2003 and March 22, 2004, the Company entered into sales and purchase agreements with Symphony House Berhad, a Malaysian company (“Symphony House”) and other investors to sell them 38.8% of the issued and outstanding share capital of Vsource Asia Berhad, formerly known as Vsource (Malaysia) Sdn Bhd, (“Vsource Asia”), the Company’s formerly wholly-owned Malaysian subsidiary, for total consideration of approximately $9.5 million. As part of the transaction, the Company transferred all of the shares and share capital of its wholly owned subsidiaries in Japan and Taiwan to Vsource Asia, and all intercompany amounts outstanding as of November 30, 2003 between these three companies and the Company and its other subsidiaries were waived or forgiven. The sale was completed on March 23, 2004. As a result, the Company owned 61.2% of Vsource Asia, and Symphony House and the other investors held 30.3% and 8.5% respectively, upon the conclusion of these transactions.
     Concurrent with the sale of 38.8% of the outstanding shares of Vsource Asia to Symphony House and other investors, the Company continued to evaluate alternatives to improve its capital structure. Management believed that the Company’s different classes of preferred stock limited its ability to raise new capital to (i) finance growth and (ii) strengthen its balance sheet sufficiently to address issues frequently raised by clients and potential clients regarding its financial strength. In addition, the complexity of the Company’s capital structure made it very difficult for potential investors to understand, and also restricted the ability of shareholders seeking liquidity to execute the sale of the Company’s securities, should they wish to do so. Moreover, if the Company did not meet one or more of certain conditions set forth in the Certificate of Designation regarding its Series 4-A Preferred Stock by March 31, 2006, then each holder of its Series 4-A Preferred Stock would have had the right, at any time after March 31, 2006 and on or before September 30, 2006, to require the Company to purchase all but not less than all of the Series 4-A Preferred Stock held by such holder at a price of $3,000 per share. Based on the number of Series 4-A Preferred Stock outstanding as of November 1, 2004, $52.1 million would have been required to purchase all of the Series 4-A Preferred Stock. Additionally, in the event of any liquidation, dissolution or winding up of the Company, either voluntarily or involuntarily, holders of its Preferred Stock are entitled to receive, prior to any distribution to holders of its common stock, a preference amount. As of November 1, 2004, holders of Preferred Stock had an aggregate preference amount of $39.2 million and since the Company’s current net asset value at that time was less than $39.2 million, in the event it was to be liquidated or dissolved at that point, all of its assets and surplus funds would have been distributed to the holders of Preferred Stock only, and accordingly, there would have been no assets or surplus funds available to the holders of the Company’s common stock.
     For the reasons noted in the paragraph above and others described in the Company’s Schedule TO noted below, at the time of sale of 38.8% of Vsource Asia, several of the Company’s large shareholders requested that the Company evaluate alternatives to improve the prospects for liquidity of its securities. In response to these considerations, the Company’s Board of Directors established a Special Committee to review a series of transactions that ultimately led to the Exchange Offer (defined below) and related transactions that the Company completed on November 22, 2004 described in the paragraphs immediately below. Complete details on the Exchange Offer, including reasons for approval by the Board of Directors and Special Committee, can be found in the Company’s Exchange Offer and Consent Solicitation Circular, which was filed as an exhibit to the Company’s Schedule TO, filed with the SEC on October 18, 2004.
     On November 22 ¸ 2004, the Company contributed its remaining 61.2% ownership interest in Vsource Asia to its new wholly owned subsidiary incorporated in the British Virgin Islands (“Asia Holding Co.”). Immediately thereafter, the Company completed an exchange offer pursuant to which the holders of Preferred Stock could exchange their Preferred Stock for common shares of Asia Holding Co. at certain exchange ratios (the “Exchange Offer”). Effective upon the completion of the Exchange Offer on November 22, 2004, 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock were tendered to us and subsequently cancelled. As a result, 67,600 shares of Series 1-A Preferred Stock and 3,900 shares of Series 2-A Preferred Stock remain outstanding. A further result of the Exchange Offer is

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
that the potential Series 4-A Preferred Stock put right discussed above has been extinguished and the aggregate preference amount of the Company’s remaining Preferred Stock was reduced to approximately $194,000.
     Simultaneous with completion of the Exchange Offer, the Company tendered its remaining 0.5% interest in Asia Holding Co. to Symphony House, at a price of $0.158 per share pursuant to a tender offer being conducted by Symphony House for shares of Asia Holding Co. The Company received $81,938 in cash proceeds as a result of the sale of its remaining shares in Asia Holding Co. to Symphony House.
     Symphony House also entered into an agreement (the “Symphony Purchase Agreement”) pursuant to which it agreed to purchase common stock and warrants from certain preferred stockholders. As a result of the Symphony Purchase Agreement, which was completed on November 24, 2004, Symphony House acquired approximately 31.3% of the Company’s common stock and warrants which, if exercised, would result in Symphony House owning approximately 53.6% of the Company’s outstanding common stock. Since the completion of the Exchange Offer and the Symphony Purchase Agreement, the Company’s active BPO business operations ceased.
     On May 24, 2005, the Company entered into a purchase and sale of obligation agreement, dated as of May 24, 2005 (the “Sale and Purchase Agreement”), with Symphony House. On June 14, 2005, pursuant to the Sale and Purchase Agreement, the Company sold to Symphony House certain legacy inter-company obligations totaling $1.739 million due from Vsource Asia. As noted above, Vsource Asia was the Company’s former operating subsidiary and is now majority owned by Symphony House. Because of uncertainty concerning the full repayment of the $1.739 million Vsource Asia obligation, the Company made a discount of $783,000 against the receivable and valued the receivable at $956,000 in the financial statements as of January 31, 2005. As of April 30, 2005, the Company made an additional discount of $12,000 and valued the receivable at $944,000. Consideration under the Sale and Purchase Agreement received by the Company on the June 14, 2005 closing consisted of a cash payment of $804,250 and the transfer of all rights, title and interest in an exercisable warrant held by Symphony House to purchase 1,000,000 shares of the Company’s common stock at a per share exercise price of $0.01. As of the June 14, 2005 closing, the warrant was valued at $140,000, being the product of the 1,000,000 shares of common stock underlying the warrant multiplied by a per share price of $0.14 per share, which share price was based on a valuation calculated in accordance with the Black-Scholes’ model. Immediately following the closing, the Company cancelled the warrant. Common stock underlying the warrant represented approximately 29% of the Company’s outstanding common stock on a fully diluted basis, when measured at May 1, 2005. Accordingly, completion of the transaction allowed the Company to convert the Vsource Asia obligation to cash and also to reduce significantly its outstanding potentially dilutive securities, and therefore, common stock on a fully diluted basis. In connection with this transaction, the Company recorded a loss of $0.795 million. The loss was offset against the discount provision recorded in the year ended January 31, 2005 (“Fiscal 2005”). A copy of the Sale and Purchase Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed on May 27, 2005.
     On December 2, 2005, through newly created indirect subsidiaries, the Company entered into two separate purchase agreements (the “Surgical Center Acquisition Agreements”) to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California. The terms and conditions of the two Surgical Center Acquisition Agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of the Surgical Center Acquisition Agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock of two of the acquisition entities, which preferred stock will be exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the Surgical Center Acquisition Agreements. Each of the Surgical Center Acquisition Agreements contains customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights. Each of the Surgical Center Acquisition Agreements may also be terminated at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination. See Note 17 for a description of amendments to the Surgical Center Acquisition Agreements entered into on March 13, 2006.
     On December 16, 2005, at the Company’s Annual Meeting of Stockholders, the stockholders voted to amend the Company’s Certificate of Incorporation to change its legal name to “Tri-Isthmus Group, Inc.” from “Vsource, Inc.” and to reduce the number of authorized shares of common stock from 500,000,000 shares to 100,000,000 shares, as described in the Company’s Proxy Statement filed with the SEC on November 28, 2005.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reduction of the number of authorized shares of common stock did not effect the number of shares of common stock issued and outstanding.
     In the fourth quarter of 2005, as a result of the Exchange Offer and related transactions described in detail under the heading “Business — Company Background” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, the Company ceased operating any active business process outsourcing (BPO) business that it previously conducted through Vsource Asia, and accordingly the results of the BPO-related operations have been classified as discontinued.
     Because the BPO-related operations the Company provided up until November 2004 have been classified as discontinued and operations consisting of limited consulting services ceased in December 2004, the Company’s historical results will not be indicative of future performance. In Fiscal 2005 and through the Exchange Offer, Vsource Asia generated $13.9 million in revenues or approximately 96% of the Company’s consolidated revenues. As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co, and therefore no longer provides BPO services. Since the completion of the Exchange Offer, the Company’s only active business operations consisted of limited consulting services provided to third parties for which the Company received revenue in the amount of $254,000 during Fiscal 2005. Because the Company ceased these services in December 2004, during the fiscal year ended January 31, 2006 (“Fiscal 2006”), it received no revenue from these consulting services and does not anticipate receiving any future revenues for these services. Accordingly, the Company did not have any active operations during Fiscal 2006 and does not anticipate having any active operations until the completion of the acquisition of either the San Diego ASC’s or the surgical center management company described in Note 17.
Current Operations
     Following the completion of the Exchange Offer in November 2004, the Company reduced its headcount significantly. Following the Financing in July 2005, the Company continued to operate with a minimal two person staff comprised of its Co-Chief Executive Officers. The Company’s new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions, and the Company is in discussion with a number of companies. On July 29, 2005, the Company undertook its first post-Financing transaction; the Clinicis Loan described above. As described above, on December 2, 2005, through newly created indirect subsidiaries, the Company entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers (“ASC’s”) in San Diego, California. On March 13, 2006, the Company closed on the purchase of an initial 19.99% limited partnership interest in each of these San Diego ASC’s, and upon completion of audits of each of these San Diego ASC’s its expects to acquire an additional 31.01% of each, for a total of 51% ownership of each, and to become the general partner of each. The second closing, which is expected to take place in the second quarter of the year ended January 31, 2007 (“Fiscal 2007”), will permit the Company to consolidate the operating results of each of the San Diego ASC’s into its financial results.
     Vsource Asia, the Company’s former subsidiary, provides the Company with infrastructure management and administrative services, including accounting support, for a monthly fee of $5,000. Presently, these services are provided under an oral understanding and the Company is in the process of entering into a written agreement with Vsource Asia formalizing this arrangement.
     The Company became Tri-Isthmus Group, Inc. (TIGroup™) in December 2005 upon completion of re-branding. Its management team and stockholders comprise a group of individuals with complementary talents across a broad range of disciplines, including mergers and acquisitions and operations.
Strategy
     The Company’s strategy is to build shareholder value through the acquisition of controlling interests in small- to medium-sized “platform” companies across discreet industries in the business, healthcare and energy services sectors, in addition to the acquisition of ASC’s as described above. The Company expects to pursue additional funding opportunities to finance this strategy. The Company targets business services companies valued at $3 million to $50 million with the following attributes:
•	Process intensive businesses and/or businesses with differentiating assets.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Fragmented competitive landscape with the potential for both organic growth and growth through consolidation.

•	Companies lending themselves to a partnership with TIGroup™, with the seller retaining a continued involvement in the success of the business and the success of TIGroup™.

•	Diverse client base with strong retention traits.

•	Positive cash flow, which can be improved with better operating efficiencies.
     The Company targets companies in industries that can benefit from leveraging differentiating assets through the capital markets, or where process intensive activities can be improved through offshoring, adaptation of technology or both.
•	Healthcare delivery and processing services including ambulatory surgical centers, data and billing management and claims processing.

•	Financial processing services including accounting, tax preparation and accounts receivable and payable management.

•	Asset management services including funds management and benefits management.

•	Resources services including support functions for the energy industry.
Future Funding
     The Company has sustained operating losses since its inception and had an accumulated deficit of approximately $65.1 million as of January 31, 2006 that has been funded primarily through preferred stock financing and cash generated from the disposal of its interest in Vsource Asia. The Company disposed of its business operations during the year and no longer has any active business operations. Following the Financing in July 2005, the Company continued to operate with a minimal two person staff comprised of its Co-Chief Executive Officers. The Company’s new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.
     As of January 31, 2006, the Company had liabilities of $0.5 million and its main assets consisted of cash and cash equivalents of $1.3 million. As described in Note 17, in May 2006 and June 2006 the Company received subscriptions for an aggregate of $344,000 to purchase shares of Series 5-A Preferred Stock and warrants to purchase common stock. The Company expects to close this transaction during the second quarter of Fiscal 2007, and may receive additional subscriptions prior to such closing.
     The Company’s management believes that it has adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in May 2006 and June 2006, for the Company to continue in operation for at least 12 months from the balance sheet date. Therefore, the Company has prepared its financial statements on a going concern basis.
     During Fiscal 2006, the Company was a “public shell” company. Its working capital needs were limited to the expenses necessary to maintain its listed status on the OTC Bulletin Board, including legal, accounting and regulatory and related filing expenses. Additionally, the Company was actively seeking investment and acquisition opportunities in the healthcare, business and energy services industries, and budgeted appropriate funds for business development and prospective transaction assessment and execution.
     Although the Company has entered the healthcare services sector, it will continue to look for acquisitions in other business sectors. The Company’s investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. The Company will assist its subsidiaries in expanding their access to working capital as appropriate.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	Summary of Significant Accounting Policies
Fiscal Year
     The Company’s fiscal year ends on January 31. Unless otherwise indicated, all references to years relate to fiscal years rather than calendar years. Thus, for example, a reference to “2006” means the fiscal year ended January 31, 2006.
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
     Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for 2006, 2005 and 2004 was zero, $0.42 million and $0.43 million, respectively.
     The Company recorded a $26,000 loss on disposal of property and equipment for 2006, a $4,000 gain on disposal of property and equipment for 2005, and a $2,000 loss on disposal of property and equipment for 2004.
Impairment of Long-lived Assets
     The Company reviews long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment. For assets to be held and used, including acquired intangibles, the Company

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is probable or reasonably assured. No revenue was recognized during 2006
Income Taxes
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
Functional Currency
     The Company’s functional currency is United States dollars.
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
Stock-Based Compensation
     The Company applies Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related Interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying Company shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). The intrinsic value of the stock-based compensation issued to employees as of the date of grant is amortized on a straight-line basis to compensation expense over the vesting period. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (the “Purchase Plan”) in accordance with APB Opinion No. 25. This plan is described in Note 12.
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

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Segment Data
     As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co., and therefore no longer provides BPO services. The consulting services to third parties ceased in December 2004. The Company’s revenue from continuing operations was generated from the United States and its long-lived assets were mainly located in the United States. In the fiscal year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company’s combined revenues. As a result of the Exchange Offer and the cessation of its consulting services in December 2004, the Company no longer has any active business operations.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005, for small business issuers. The Company anticipates adopting SFAS No. 123R as of the first quarter of Fiscal 2007. The adoption of SFAS No. 123R should not have a significant impact on the Company’s financial position or results of operations until such time as the Company has share-based payments.
     In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143.” FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing or method of settlement are conditional on a future event. FIN No. 47 was effective for the Company as of December 31, 2005. The Company does not expect that the adoption of FIN No. 47 will have a material impact on its financial condition or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 was effective for the Company as of February 1, 2006.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	Discontinued Operations
     On March 23, 2004, the Company completed the sale to Symphony House and other investors of 38.8% of the issued and outstanding share capital of Vsource Asia for total consideration of approximately $9.5 million. The company recorded income of $7.6 million net of taxes, in connection with this transaction. On November 22¸ 2004, the Company contributed its remaining 61.2% ownership interest in Vsource Asia in exchange for the cancellation of 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock and for cash of $81,938. The Company recorded a gain of $14 million net of taxes, in connection with the disposal of the remaining 61.2% of Vsource Asia.
     During the year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company’s combined revenues, therefore, as a result of the above transactions the company no longer has any active business operations. The operating results of Vsource Asia, including the gain on disposal, have been classified as discontinued operations for all periods presented.
     In July 2004, the Company completed the sale of its human capital management solutions business, Vsource (Texas) Inc., for consideration of $46,000 in the form of a promissory note, which was fully repaid on March 3, 2005. The Company recorded a loss of $0.2 million, net of taxes, in connection with this transaction. The operating results of the human capital management solutions business, including the loss on disposal, have been classified as discontinued operations for all periods presented. The net operating results of the human capital management solutions business were previously reported in the human capital management solutions segment.
     The operating results of discontinued operations consisted of those gains and losses incurred by the discontinued operations prior to the disposal, the details of which are summarized as follows (amounts in thousands):

	For the Year Ended January 31, 2005
	Vsource Asia	Vsource Texas	Total
Revenues, net	$13,934	$254	$14,188

Income/(loss) before income tax benefit/(expense)	$18,639	$(1,148)	$17,491
Income tax benefits/(expense)	3	—	3

Net income/(loss) (including gain/(loss) on disposal of $21,633 and ($162))	$18,642	$(1,148)	$17,494

	For the Year Ended January 31, 2004
	Vsource Asia	Vsource Texas	Total
Revenues, net	$18,227	$71	$18,298

Loss before income tax expense	$(5,306)	$(679)	$(5,985)
Income tax expense	(22)	—	(22)

Net loss	$(5,328)	$(679)	$(6,007)

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.	Net Income/(Loss) Available to Common Shareholders and Comprehensive Profit/(Loss)
     The following table is a calculation of net income or loss available to common shareholders (in thousands) and comprehensive loss:

	For the Year Ended January 31,
	2006	2005	2004

Net income/(loss)	$(2,170)	$15,242	$(11,369)

Add (Less): Deemed non-cash dividend to preferred shareholders
Credit arising on exchange	—	34,363	—
Deemed non-cash dividend	—	(12,219)	(11,877)

	$(2,170)	22,144	(11,877)

Net profit/(loss) available to common shareholders	$(2,170)	$37,386	$(23,246)

Other comprehensive income/(loss):
Foreign currency translation adjustment	2	127	(16)

Comprehensive Income/(Loss)	$(2,168)	$37,513	$(23,262)

     The credit in 2005 arose from the exchange of Series 1-A, Series 2-A and Series 4-A Preferred Stock for common stock of Asia Holding Co. in connection with the Exchange Offer. The credit represented the excess of the carrying value of these securities, including the amount previously recognized in additional paid in capital for the beneficial conversion feature associated with these securities, over the fair value of the common stock of Asia Holding Co. issued for the exchange.
     $12.2 million and $11.9 million was recorded in 2005 and 2004, respectively, as a deemed dividend to preferred shareholders on the Series 4-A Preferred Stock, representing the amortization of the discount on the original issue of this stock for both attached warrants and beneficial conversion features.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share
     The amounts in the table below are in thousands except for per share amounts.

	For the Year Ended January 31,
	2006	2005	2004

Numerator for basic and diluted income/(loss) per share:
Net income/(loss) — continuing operations	(2,170)	$19,892	$(17,239)

Net income/(loss) — discontinued operations	—	$17,494	$(6,007)

Net income/(loss)	(2,170)	$37,386	$(23,246)

Denominator for basic earnings/(loss) per share — weighted average shares	2,374,993	2,035,434	1,913,807
Effect of dilutive securities:
Employee stock options	N/A	23,913	N/A
Preferred stock	N/A	27,312	N/A

Dilutive potential common shares	N/A	51,225	N/A

Denominator for diluted earnings/(loss) per common share — adjusted weighted average shares	2,374,993	2,086,659	1,913,807

Net income/(loss) per common share:
Continuing operations
Basic	(0.91)	9.77	(9.01)

Diluted	N/A	9.53	N/A

Discontinued operations
Basic	—	8.60	(3.14)

Diluted	—	8.39	N/A

Total
Basic	(0.91)	18.37	(12.15)

Diluted	N/A	17.92	N/A

     As the Company had a net loss for 2006 and 2004, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
7.	Consolidated Balance Sheet Details

	January 31,
	2006	2005
	(in thousands)
Other current assets:
Deposits	$140	$43
Other receivables	104	45

	$244	$88

Property and equipment:
Computer hardware	$40	$91
Office equipment, furniture and fixtures	49	75
Leasehold improvements	—	39
Motor vehicle	—	—

	89	205
Accumulated depreciation	(88)	(165)

	$1	$40

8.	Receivable from Related Party
     As of January 31, 2005, the Company had amounts owed to it by Vsource Asia of $0.956 million ($1.739 million less estimated discount of $0.783 million). These amounts related to legacy inter-company obligations when Vsource Asia was a subsidiary of the Company, prior to the completion of the Exchange Offer in November 2004. Vsource Asia is a related party as it is majority owned by Symphony House who is also a major shareholder of the Company.
     On May 24, 2005, the Company entered into the Sale and Purchase Agreement with Symphony House (see Note 1 for details). In connection with the sale of the inter-company obligations to Symphony House and the subsequent cancellation of the warrant, the Company recorded a loss of $0.795 million based on the value of the receivable and warrant at the time of closing. The loss was offset against the discount provision recorded in fiscal 2005.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	Warrants
     As a condition of entering into the exchangeable note purchase agreements for the Series B Notes and the Series B-1 Notes (which were extinguished during the year ended January 31, 2003), the Company agreed to issue warrants to purchase 1.8 million shares of its common stock. The Series B Warrants issued in connection with the Series B Notes have an exercise price of $2.00 per share and expire on July 12, 2006. The Series B-1 Warrants issued in connection with the Series B-1 Notes have an exercise price of $2.00 per share and expire on either January 30, 2007 or February 17, 2007. The Company also issued warrants to Jefferies & Company, Inc. to purchase 10,000 shares of common stock, which warrants have an exercise price of $2.00 and are exercisable until July 5, 2006, as consideration for providing financial advisory services to the Company in connection with the acquisition of NetCel360. In connection with the private placement and exchange completed on October 25, 2002, Series B Warrants and Series B-1 Warrants to purchase 1.5 million shares of the Company’s common stock were exchanged for Series 4-A Preferred Stock. On January 6, 2003, Series B Warrants and Series B-1 Warrants to purchase a total of 41,783 shares of the Company’s common stock were exchanged for Series 4-A Preferred Stock.
     Series B Warrants to purchase a total of 8,968 shares of the Company’s common stock were cancelled by holders who participated in the Exchange Offer . Series B-1 warrants to purchase a total of 6,710 shares of the Company’s common stock were cancelled by holders who participated in the Exchange Offer .
     Series B Warrants and Series B-1 warrants to purchase a total of 201,874 and 13,421 shares, respectively, of the Company’s common stock remain outstanding as of January 31, 2006.
     The Company has also issued warrants in connection with the Company’s Series 2-A Preferred Stock and various warrants in connection with payment of services. The warrants issued in connection with the Company’s Series 2-A Preferred Stock have an exercise price of $14.20 per share. The warrants issued in connection with the payment of services have exercise prices ranging from $2.00 in the case of the Jeffries & Company warrant noted above to as high as $347.20 per share.
     In connection with the Exchange Offer, warrants to purchase an aggregate of 26,216 shares of the Company’s common stock were cancelled by holders who initially received these warrants in connection with the issuance of the Company’s Series 2-A Preferred Stock.
     During the second quarter of 2006, pursuant to that certain Series 5-A Preferred Stock and Warrant Purchase Agreement, the Company issued warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors (the “Investors”) led by Hope & Abel Investments, LLC of Los Angeles, California. These warrants have an initial exercise price of $0.50 per share and, if exercised, in the aggregate would be exercisable into 886,800 shares of common stock, representing 9.2% of our common stock, on a fully diluted basis.
     During the third quarter of 2006, the Company issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 50% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The Company issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on January 31, 2006, $80,000 was recorded as deferred compensation.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes information about warrant transactions for 2006, 2005 and 2004:

				Weighted-Average
	Number of Shares of Common Stock			Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2006	2005	2004	2006	2005	2004
Warrants outstanding at beginning of the period	1,545,528	1,609,886	1,569,059	$2.65	$4.42	$6.59
Granted	1,614,300	—	57,738	0.43	—	5.38
Exercised	—	—	—	—	—	—
Cancelled or Expired	(1,062,733)	(64,358)	(16,911)	3.41	47.03	171.47
Converted	—	—	—	—	—	—

Warrants outstanding at end of the period	2,097,095	1,545,528	1,609,886	0.56	2.65	4.42

Warrants exercisable at end of the period	1,733,345	295,528	359,886	0.60	$13.82	$19.76

10.	Commitments and Contingencies
Operating Leases
     The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through 2007. Certain of these leases contain renewal options. Rent expense was $0.1 million in 2006, and $0.2 million in each of 2005 and 2004. As of January 31, 2006, the Company’s only future minimum lease commitments were $35,000 for Fiscal 2007, with no future minimum lease commitments after Fiscal 2007.
Litigation
     The Company is not party to any outstanding legal proceedings or claims.
11.	Preferred Stock
Non-Redeemable Preferred Stock
     Effective February 24, 2000, the Company authorized 5,000,000 shares of preferred stock. The preferred stock is divided into series. The Series 1-A Preferred consists of 2,802,000 shares, the Series 2-A Preferred consists of 1,672,328 shares, the Series 3-A Preferred consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, and the Series 5-A Preferred consists of 3,752 shares.
     On November 22 ¸ 2004, the Company contributed its remaining 61.2% ownership interest in Vsource Asia to Asia Holding Co. Immediately thereafter, the Company completed the Exchange Offer. Effective upon the completion of the Exchange Offer, 92.8% of the Series 1-A Preferred Stock or 877,408 shares, 98.8% of the Series 2-A Preferred Stock or 330,334 shares, and 100% or 17,364 shares of the Series 4-A Preferred Stock were tendered to the Company and subsequently cancelled. As a result, 67,600 shares of Series 1-A Preferred Stock and 3,900 shares of Series 2-A Preferred Stock remain outstanding and there are no shares of Series 4-A Preferred Stock outstanding.
     Upon completion of the Exchange Offer on November 22 ¸ 2004, the Company reversed $19.2 million of non-cash beneficial conversion feature from additional paid in capital and recorded a credit arising on the exchange of $34.4 million.
Series 1-A Preferred Stock
     The Company allocated the net proceeds from the issuance of the Series 1-A Preferred Stock to an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Preferred Stock shall be entitled to receive, prior and in preference

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock.
     The holder of each share of Series 1-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Preferred Stock. Holders of the Series 1-A Preferred Stock are entitled to noncumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. There were 67,600 shares of Series 1-A Preferred Stock issued and outstanding at January 31, 2006 with an aggregate liquidation value of $169,000. There are three holders of Series 1-A Preferred stock. As a result of issuances during 2003 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 1-A Preferred Stock and the 20-for-1 reverse stock split that occurred on November 20, 2002, the conversion price of the Series 1-A Preferred Stock was adjusted to $6.60 per share as of November 20, 2002.
Series 2-A Preferred Stock
     The Company allocated $7.6 million of the net proceeds from the issuance of the Series 2-A Preferred Stock to additional paid-in capital as required by an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance.
     In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Preferred Stock.
     Under certain circumstances, such as stock splits or issuances of common stock at a price less than the original issue price of the Series 2-A Preferred Stock, these shares are subject to stated conversion price adjustments. There were 3,900 shares of Series 2-A Preferred Stock issued and outstanding at January 31, 2006 with an aggregate liquidation value of $24,999. There is one holder of Series 2-A Preferred Stock. As a result of issuances during 2003 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 2-A Preferred Stock and the 20-for-1 reverse stock split that occurred on November 20, 2002, the conversion price of the Series 2-A Preferred Stock was adjusted to $14.20 per share as of November 20, 2002.
Conversion and Exchange of Series 1-A, Series 2-A and Series 4-A Preferred Stock
     During 2004, 330,947 shares of Series 1-A Preferred Stock and 33,092 shares of Series 2-A Preferred Stock were converted into a total of 140,007 shares of common stock. Additionally, 877,408 shares of Series 1-A Preferred Stock and 330,344 shares of Series 2-A Preferred Stock were exchanged on November 22, 2004 as part of the Exchange Offer. During 2003, 311,827 shares of Series 1-A Preferred Stock and 46,802 shares of

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Series 2-A Preferred Stock were converted into a total of 67,021 shares of common stock, 115,959 shares of Series 1-A Preferred Stock were exchanged for cash and 760,531 shares of Series 2-A Preferred Stock were exchanged for 1,583 shares of Series 4-A Preferred Stock. During 2002, 733,613 shares of Series 1-A Preferred Stock and 181,747 shares of Series 2-A Preferred Stock were converted into a total of 915,360 shares of common stock.
     Upon exchange of certain of the Series 2-A Preferred Stock for Series 4-A Preferred Stock in 2003, the Company reversed $4.4 million of non-cash beneficial conversion feature from additional paid in capital and recorded a credit arising on the exchange of $7.3 million.
Series 5-A Preferred Stock
     In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 5-A Preferred Stock shall be entitled to receive, after distribution of all amounts due to the holders of the Series 1-A Preferred Stock and Series 2-A Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. Each share of Series 5-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 5-A Preferred Stock, subject to the surrendering of the certificates of the Series 5-A Preferred Stock, shall be automatically converted into shares of common stock at the then applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of Series 5-A Preferred Stock electing to effect such conversion.
     The holder of each share of Series 5-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 5-A Preferred Stock. Holders of the Series 5-A Preferred Stock are entitled to noncumulative dividends, if declared by the Company’s Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. There were 1,478 shares of Series 5-A Preferred Stock issued and outstanding at January 31, 2006 with an aggregate liquidation value of $1,478. There are eighteen holders of Series 5-A Preferred Stock.
Related Party Interests in Preferred Stock
     Executive officers and affiliates of the Company held no Series 1-A, Series 2-A or Series 4-A Preferred Stock as of January 31, 2006, 300 shares of Series 5-A Preferred Stock as of January 31, 2006, and no preferred stock as of January 31, 2005.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	Stock Options
Stock-Based Compensation
     The following table summarizes the pro forma operating results of the Company had compensation cost for stock options granted under its stock option plans and for employee stock purchases under the Purchase Plan been determined in accordance with the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

	Year ended January 31,
	2006	2005	2004
	(in thousands, except for per share data)
Net income/(loss) as reported	$(2,170)	$15,242	$(11,369)
Add: Stock-based employee compensation expense included in reported net income	147	—	94
Less: Total stock-based employee compensation expense determined under fair value method for all awards	(147)	—	(2,030)
Net income/(loss)	$(2,170)	$15,242	$(13,305)
Basic net income/(loss) available to common shareholders per share
As reported	$(0.91)	$18.37	$(12.15)
Pro forma	N/A	$18.37	$(13.16)
Diluted net income/(loss) available to common shareholders per share
As reported	$(0.91)	$17.92	$(12.15)
     The pro forma disclosures provided are not likely to be representative of the effects on reported net income for future years due to future grants and the vesting requirements of the stock options.
     The weighted average fair value of stock options granted during 2006, 2005 and 2004 was $0.23, $0.49, and $0.81, respectively. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Year ended January 31,
	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	99%	208%	170%
Risk-free rate of return	4.1%	3.1%	2.1%
Expected life (years)	3.0	3.0	3.0
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

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     On February 22, 2005, an aggregate of 330,550 shares of common stock issuable upon the exercise of options held by employees of the Company’s former operating subsidiary, Vsource Asia, were cancelled pursuant to the provisions of the 2001 Plan. As of May 16, 2006 and after taking account of the cancellation of the Vsource Asia-related options and other options cancelled due to employee departures, the number of shares issuable upon outstanding options was 91,346 and the maximum number of shares issuable under the 2001 Plan was 502,516.
     In addition, on November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period and as such, on January 31, 2006, $70,000 was recorded as deferred compensation.
     The following summarizes activities under the stock option plans:

				Weighted-Average
	Number of Options			Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2006	2005	2004	2006	2005	2004
Options outstanding at beginning of the period	449,067	3,697,249	3,822,925	$3.82	$2.44	$2.50
Granted
— at above fair market value	360,000	312,050	27,700	0.40	2.00	2.00
— at fair market value	—	—	—	—	—	—
— at below fair market value	—	—	—	—	—	—
Exercised	—	(48,225)	—	—	0.20	—
Cancelled	(350,550)	(2,754,482)	—	$2.85	2.34	—
Forfeited	—	(757,525)	(153,376)	—	1.95	3.77

Options outstanding at end of the period	458,517	449,067	3,697,249	1.88	3.82	2.44

Options vested/exercisable at end of the period	458,517	449,067	2,212,772	$1.88	$3.82	$2.55

     The following summarizes information for stock options outstanding as of January 31, 2006:

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life
$0.20	67,596	$0.20	5.8
$0.40	360,000	$0.37	8.9
$5.80	3,750
$11.80	25,000	$11.02	2.8
$37.40	134
$56.20	2,037	$55.02	2.9
	458,517	$1.88

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company sponsors a 401(k) (“401(k) Plan”) employee savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended. Participants may elect to defer 1% to 14% of their eligible compensation. During the calendar year ended December 31, 2005, the maximum contribution by each participant was subject to the federal law limitation of $14,000 ($18,000, in the case of persons over 50 years of age). For calendar 2006, the maximum contribution by each participant is subject to the federal law limitation of $15,000 ($20,000, in the case of persons over 50 years of age). A participant’s maximum deferral percentage or dollar amount may also be limited by other applicable IRS limitations. Matching contributions are made by the Company in an amount equal to 100% of the participant’s contribution up to a maximum of 4% of such participant’s annual eligible compensation, subject to certain regulatory and plan limitations. Contributions are subjected to tax only upon withdrawal from the 401(k) Plan and subject to penalties under certain circumstances. Participant contributions are 100% vested immediately and are not subject to forfeiture. The employer matching contributions are vested at 100%. Matching contributions were not material for Fiscal 2006.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	Income Taxes
     The components of loss before income taxes are as follows (in thousands):

	January 31,
	2006	2005
Net income/(loss) subject to U.S income taxes only	$(1,756)	$16,857
Net loss subject to foreign income taxes only	(414)	(1,613)

Net income/(loss)	$(2,170)	$15,244

     The deferred tax assets and liabilities were comprised of the following (in thousands):

	January 31,
	2006	2005

Deferred tax assets:
- net operating loss carryforward	$14,777	$14,033

Gross deferred tax assets	14,777	14,033

Deferred tax liabilities	—	—

Net deferred tax assets	14,777	14,033

Valuation allowance	(14,777)	(14,033)

	$—	$—

Current year taxation:
- Corporate tax — Federal	—	$5
- Corporate tax — Foreign	—	(3)

Total	—	$2

     The valuation allowance at January 31, 2006, principally applies to state, local and foreign tax loss carryforwards that, in the opinion of the management, are more likely than not to expire before the company can use them.
     As of January 31, 2006, the Company had net operating loss carryforwards of approximately $35.5 million for both U.S. federal and state tax, and $1.0 million for foreign tax, available to offset future regular, alternative minimum and foreign taxation income, if any. Change of ownership of more than 50% occurred on June 22, 2001, thus according to applicable U.S. tax laws, losses that occurred before June 22, 2001 are limited to $323,700 per year for up to 20 years, totaling approximately $6,474,000. The loss carryovers will expire between 2011 and 2021. Changes in the ownership of the Company may lead to further restrictions in respect of the availability and use of these tax losses. Foreign operating loss carryforwards are available indefinitely.
15.	Segment Data
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

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	Certain Relationships And Related Transactions
Vsource Asia and Symphony House Relationships
     Symphony House is the major owner of Vsource Asia and owns 72% of Vsource Asia’s voting securities through direct and indirect ownership.
     Symphony House currently beneficially owns 648,860 shares of our common stock, representing 17.66% of our outstanding common stock as of May 16, 2006.
     Vsource Asia provides the Company with infrastructure management and administrative services, including accounting support, for a monthly fee of $5,000. The Company is in the process of entering into a written agreement with Vsource Asia formalizing this arrangement.
17.	Subsequent Events
     On March 13, 2006, through the indirect subsidiaries created to complete the acquisition of a controlling interest in two separate outpatient surgical centers in San Diego, California, as described above, the Company entered into amendments to the Surgical Center Acquisition Agreements entered into on December 2, 2005, pursuant to which the Company completed the acquisition from Surgical Ventures, Inc. of 19.99% limited partnership interests in the two outpatient surgical centers located in San Diego, California. Copies of these amendments, including all exhibits thereto, were filed with the SEC as Exhibits 10.3 and 10.4 to a Current Report on Form 8-K filed on March 16, 2006. The terms and conditions relating to each of the acquisitions remained substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. The aggregate consideration for each of the 19.99% interests purchased was $499,750 payable in preferred stock of each of the acquisition entities. The preferred stock is exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the Surgical Center Acquisition Agreements. These amendments modify certain of the customary representations, warranties, covenants, closing conditions, and termination rights set forth in the Surgical Center Acquisition Agreements, but do not modify the mutual indemnity provisions or the provisions allowing termination at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination. Pursuant to the terms of these amendments, the Company has the right to purchase an additional 31.01% interest in each of the surgical centers upon the satisfaction of certain closing conditions, as described in the amendments. The aggregate consideration for the acquisition of the additional 31.01% interest in each of the surgical centers, assuming such acquisitions are consummated, will be $750,250 each, payable in additional preferred stock of the acquisition entities, which additional preferred stock will also be exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such additional preferred stock, which were attached as exhibits to the Surgical Center Acquisition Agreements. Audit and due diligence reviews of each of the centers are currently under way and completion of these acquisitions is pending completion of these reviews.
     On April 28, 2006, the Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of our directors (the “CSA II Agreement”). Under the terms of the CSA II Agreement, the Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware company (“CSA”), pursuant to a private placement of $112,000,008 of securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. The advance is repayable in full on November 30, 2007. In addition, for consideration of $239.38, the Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued membership interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, the Company received $60,653.70 representing partial repayment of the advance to CSA II, LLC pursuant to the CSA II Agreement.
     On May 8, 2006, the Company entered into a letter of intent to acquire 51% of the issued and outstanding membership interests of a surgical center management company. The aggregate consideration for this acquisition will be $8,000,000 in cash, which the Company intends to finance via a private placement of either equity, debt or equity-linked securities with institutional investors. In addition, the Company will arrange financing in the amount of $22,000,000 to finance this target company’s working capital and future acquisition

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plans, subject to terms to be set out in definitive documentation. The letter of intent may be terminated by the Company or by the target company without penalty at any time.
     In May 2006 and June 2006, the Company received subscriptions for an aggregate of $344,000 to purchase 215 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 129,999 shares of common stock in a private placement, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement to be executed upon the closing of this transaction, from a group of investors that includes Hope & Abel Investments, LLC, an affiliate of David Hirschhorn, the Company’s Co-Chairman and Co-Chief Executive Officer, in the amount of $25,000; Todd Parker, the Company’s Co-Chairman and Co-Chief Executive Officer, in the amount of $15,000; and Dennis M. Smith, one of the Company’s directors, in the amount of $25,000. The Company expects to close this transaction during the second quarter of Fiscal 2007, and may receive additional subscriptions prior to such closing.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

Item 9A.	CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures: Based on his evaluation, as of a date within 90 days of the filing of this Annual Report on Form 10-K, our Co-Chief Executive Officers, who are also our Co-Chief Financial Officers, has concluded he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934) are not effective.
     (b) Changes in Internal Control Over Financial Reporting: There have been no significant changes in internal control over financial reporting or in other factors that is reasonably likely to affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.	OTHER INFORMATION
     None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth the names, ages and certain information regarding each of our current directors and executive officers. There are no family relationships among our directors or executive officers.

Name	Age	Position

David Hirschhorn	43	Co-Chairman and Director
		Co-Chief Executive Officer
		Co-Chief Financial Officer

Todd Parker	42	Co-Chairman and Director
		Co-Chief Executive Officer
		Co-Chief Financial Officer

Dennis M. Smith	54	Director and Senior Advisor

Robert N. Schwartz, PhD.(1)	66	Director

Richardson E. Sells(1)	59	Director

(1)	Member of the Audit Committee.
     David Hirschhorn. Mr. Hirschhorn has served on our Board of Directors and as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer since July 2005. Prior to that, Mr. Hirschhorn co-managed a private equity firm from July 2001 through July 2005. During his career, he has been CEO and chairman of a number of turnarounds and start-ups. He was a managing director at Cruttenden Roth (now Roth Capital Partners) from May 1994 to March 1997. Mr. Hirschhorn also worked for The Nikko Securities Co. International, Inc. as an investment banker in their New York office from 1991 to 1994, where as part of a team he built a new department that provided financial advice and raised capital for domestic and international clients. He began his career as a consultant for KPMG Peat Marwick and later worked as a senior consultant for Deloitte & Touche from 1997 to 2000. Mr. Hirschhorn earned a BA from the University of Michigan in Political Science.
     Todd Parker. Mr. Parker has served on our Board of Directors and as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer since July 2005. Since 2002, Mr. Parker has been a Managing Director at Hidden River Ventures LLC, a firm specializing in investments and services provided to the wireless and communications industry. Previously, Mr. Parker was the founder and CEO of HR One, a human resources solutions provider. He has held senior executive and general manager positions with AirTouch Corporation where he managed over 15 corporate transactions and joint venture formations with a total value over $6 billion and participated in over 30 acquisitions, including AirTouch’s merger with US West in a $10 billion dollar transaction. Prior to AirTouch, Mr. Parker worked for Arthur D. Little as a consultant. Mr. Parker earned a BS from Babson College in Entrepreneurial Studies and Communications.
     Dennis M. Smith. Mr. Smith has served on our Board of Directors since June 2001, following our acquisition of substantially all of the assets of NetCel360. He served as Chairman of our Board of Directors, Chief Executive Officer and Chief Financial Officer from December 2004 to July 2005. Previously, Mr. Smith served as our Chief Strategy Officer starting in July 2001 and also as our Chief Financial Officer starting in December 2001. Mr. Smith was a co-founder of NetCel360 and has lived and worked in finance in Asia since 1976. In 1984 he co-founded ChinaVest, one of the earliest and largest independent private equity firms in Asia. Prior to joining ChinaVest, Mr. Smith held senior positions in commercial banking and investment banking with First Chicago Corp. in Hong Kong, Singapore and the Philippines. He holds an MBA degree from Loyola University of Chicago.
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
     Richardson E. Sells. Mr. Sells has served on our Board of Directors since April 2005. Since January 29, 2001, Mr. Sells has served as Vice President Global Sales, Cargo, of Northwest Airlines, Inc. Prior to joining Northwest Airlines, Mr. Sells was Managing Director, Hong Kong and China, for CV Transportation Services, LDC, from 1995 through December 31, 2000. Mr. Sells has a Bachelors of Science degree in Business Management from East Tennessee State University.
Board Meetings and Committees
     The Board of Directors held eight meetings during Fiscal 2006. On two other occasions, the Board of Directors took actions through unanimous written consents. Each director nominee attended at least 75 percent of the aggregate of all meetings of the Board of Directors and the committees of the Board of Directors on which he was a member, if any, held during Fiscal 2006.
     At the beginning of Fiscal 2006, our Board of Directors was comprised of the following three members: Stephen Stonefield and two of our current directors, Mr. Smith and Dr. Schwartz. Mr. Stonefield resigned from the Board of Directors on April 1, 2005, and the Board filled his vacancy with the appointment of Richardson E. Sells as a director. Mr. Sells was also appointed to the Audit Committee of our Board of Directors. There was no arrangement or understanding pursuant to which Mr. Sells was selected as a director and Mr. Sells has not been party to any transactions with us. Messrs. Hirschhorn and Parker were appointed as Co-Chairmen of the Board in July 2005.
     The Audit Committee, which held four meetings during Fiscal 2006, assists the Board’s oversight of our financial statements and compliance with legal and regulatory requirements and the qualifications and performance of our independent auditor. The Audit Committee currently has two members, Dr. Schwartz and Mr. Sells. Each of Dr. Schwartz and Mr. Sells are independent directors as defined in Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards, but neither of Dr. Schwartz or Mr. Sells is considered an “audit committee financial expert” as such term is currently defined under the applicable rules and regulations of the SEC.
     Our Board of Directors has determined that we do not currently have an audit committee financial expert serving on our Audit Committee. As described under the heading “Item 1. Business — COMPANY BACKGROUND,” we did not have any active operations during Fiscal 2006 and do not anticipate having any active operations until the completion of the acquisition of either the San Diego ASC’s or the surgical center management company described under the heading “Item 1. Business — SUBSEQUENT EVENTS,” or possibly by virtue of some other currently unknown merger, acquisition or investment. Upon our becoming an operating company, we intend to act diligently to identify a person with relevant industry and financial expertise, and to attract, nominate and add such person to our Board of Directors to serve as our audit committee financial expert. We may request the assistance of one or more outside experts as needed to identify and attract such an audit committee financial expert at such time.
     We do not have a compensation committee or a committee performing the functions of a compensation committee. We also do not have a nominating committee or a committee performing the functions of a nominating committee. Our Board of Directors fulfills the roles of these committees. It is the position of our Board of Directors that it is appropriate for us not to have separate compensation and nominating committees in light of our size and our current lack of active operations. Moreover, at present we are not required to have a nominating committee until such time as we are listed on a stock exchange in which event we would have to abide by the applicable rules and regulations of such stock exchange.
Stockholder Communications with the Board of Directors
     Our stockholders may communicate with the members of our Board of Directors and can recommend nominees to our Board of Directors by writing directly to our Board of Directors or specified individual directors at the following address:
Tri-Isthmus Group, Inc.
Attn : Corporate Secretary
149 South Barrington Avenue
Suite 808
Los Angeles, California 90049

     Our Secretary will deliver stockholder communications to the specified individual director, if so addressed, or to one of our directors who can address the matter.
Compensation of Directors
     Mr. Hirschhorn and Mr. Parker are the only directors also serving as full-time employees of the Company. They receive no additional compensation for services as directors. In addition, Mr. Smith is a director also serving as a consultant to us, but he receives no additional compensation for services as a director. With respect to non-employee, independent directors, our philosophy is to provide competitive compensation necessary to attract and retain qualified non-employee, independent directors. In April 2005, the Board of Directors approved the payment of an annual retainer of $28,000, paid on a quarterly basis, to each non-employee, independent director starting April 2005.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file with the SEC reports of beneficial ownership on Form 3 and changes in beneficial ownership of our common stock and other equity securities on Form 4 or Form 5. SEC regulations require all officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file.
     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the fiscal year ended January 31, 2006, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the fiscal year ended January 31, 2006, was a director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended January 31, 2006 or prior fiscal years:

		Number of
		Transactions Not	Known Failures
	Number of Late	Reported On a	To File a
Name	Reports	Timely Basis	Required Form
	(#)	(#)

Symphony House Berhad	2	1	Form 4 due June 16, 2005;
			Form 5 due March 17, 2006
Robert N. Schwartz	2	1	Form 4 due November 21, 2005;
			Form 5 due March 17, 2006
Richardson E. Sells	3	1	Form 3 due April 11, 2005;
			Form 4 due November 21, 2005;
			Form 5 due March 17, 2006
Code of Ethics
     We have not adopted a code of ethics that applies to our Co-Chief Executive Officers, Co-Chief Financial Officers, principal accounting officer or controller, or persons performing similar functions. As described under the heading “Item 1. Business — COMPANY BACKGROUND,” we did not have any active operations during Fiscal 2006 and do not anticipate having any active operations until the completion of the acquisition of either the San Diego ASC’s or the surgical center management company described under the heading “Item 1. Business — SUBSEQUENT EVENTS,” or possibly by virtue of some other currently unknown merger, acquisition or investment. Upon our becoming an operating company, we intend to adopt an appropriate code of ethics consistent with the industry we enter into and related an institutional accepted corporate governance practices for such industry. We may request the assistance of one or more outside experts as needed to adopt and implement such a code of ethics at such time.

Item 11.	EXECUTIVE COMPENSATION
     The following summary compensation table sets forth information regarding the compensation for the last three completed fiscal years of (a) our Chief Executive Officer, (b) the one executive officer other than the Chief Executive Officer who was serving as executive officers as of January 31, 2006, and whose total annual salary and bonus for the most recent fiscal year exceeded $100,000, and (c) the three other executive officers who would have been among the highest paid executive officers if they had been an executive officer as of January 31, 2006.
Summary Compensation Table

		Annual Compensation		Long-Term Compensation
	Fiscal
	Year			Restricted
	Ended			Stock	Securities Underlying	All Other
Name and Principal Position	Jan. 31,	Salary	Bonus(1)	Awards	Options/SARs(2)	Compensation

David Hirschhorn	2006	$112,985	7,500	1,250,000	0	10,945	(3)
Co-Chief Executive Officer,	2005	$0	0	0	0	0
Co-Chief Financial Officer	2004	$0	0	0	0	0

Todd Parker	2006	$53,169	7,500	350,000	0	6,200	(4)
Co-Chief Executive Officer,	2005	$0	0	0	0	0
Co-Chief Financial Officer	2004	$0	0	0	0	0

Dennis M. Smith	2006	$154,367	0	0	0	160,396	(5)
Former Chief Financial Officer	2005	$294,872	0	0	0	99,348	(6)
	2004	$224,326	135,570	0	0	169,940	(7)

James G. Higham **	2006	$110,595	13,667	0	0	14,606	(8)
Former Vice President,	2005	$164,012	25,500	0	12,500	11,929	(9)
General Counsel	2004	$148,540	28,356	0	0	9,610	(10)

Phillip E. Kelly **	2006	$0	0	0	0	0
Former Chief Executive Officer	2005	$321,200	0	0	0	189,362	(11)
	2004	$292,000	14,600	0	0	28,999	(12)

John G. Cantillon **	2006	$0	0	0	0	0
Former Chief Operating Officer	2005	$221,600	75,414	0	0	40,000	(13)
	2004	$175,079	83,579	0	0	36,000	(13)

Neal Gemassmer **	2006	$0	0	0	0	0
Former Vice President, Client	2005	$129,953	66,125	0	11,250	7,783	(14)
Outsourcing Solutions	2004	$140,185	30,343	0	0	1,538	(15)

(1)	In the case of Mr. Gemassmer, includes sales commissions and cash awards. In the case of the other executive officers, represents annual bonus payments.

(2)	Throughout this report, the number of shares underlying options granted are adjusted for the 20:1 post-reverse split on November 20, 2002.

(3)	Includes the following paid by us on behalf of or to Mr. Hirschhorn: (a) $8,208 for employer contribution for Medicare and OASDI, (b) $2,086 for Annual Leave Entitlement, and (c) $651 for Mandatory Social Security.

(4)	Includes the following paid by us on behalf of or to Mr. Parker: (a) $4,519 for employer contribution for Medicare and OASDI, (b) $982 for Annual Leave Entitlement, and (c) $698 for Mandatory Social Security.

(5)	Includes the following paid by us on behalf of or to Mr. Smith: (a) $150,000 for Consultancy Fee, (b) $769 in Hong Kong Mandatory Provident Fund contribution, and (d) $10,429 in health insurance premiums for Mr. Smith and certain of his family members.

(6)	Includes the following paid by us on behalf of or to Mr. Smith: (a) $61,052 in housing allowance, (b) $6, 417 for a tax filing fee, (c) $1,541 in Hong Kong Mandatory Provident Fund contribution, and (d) $30,338 in health insurance premiums for Mr. Smith and certain of his family members.

(7)	Includes the following paid by us on behalf of or to Mr. Smith: (a) $125,153 in housing allowance, (b) $19,064 in education allowance for one of Mr. Smith’s children, (c) $1,540 in Hong Kong Mandatory Provident Fund contribution, and (e) $24,183 in health insurance premiums for Mr. Smith and certain of his family members.

(8)	Includes the following paid by us on or behalf of Mr. Higham: (a) $173 membership dues, (b) $1,598 for employer contribution for Medicare and OASDI, (c) $6,364 for Annual Leave Entitlement, and (d) $5,152 in 401(k) Plan contributions.

(9)	Includes the following paid by us on or behalf of Mr. Higham: (a) $5,822 in 401(k) Plan contributions and (b) $5,366 in health insurance premiums.

(10)	Includes the following paid by us on or behalf of Mr. Higham: (a) $4,244 in 401(k) Plan contributions and (b) $5.266 in health insurance premiums.

(11)	Includes the following paid by us on behalf of or to Mr. Kelly: (a) $4,524 for tax preparation and filing fee, (b) $4,380 401(k) Plan contribution, (c) $17,218 in health insurance premiums, (d) $28,651 in travel expenses for spouse, (e) $87,600 severance payment covering three months salary in accordance with Mr. Kelly’s employment agreement, and (f) $46,989 in accrued but unused vacation pay paid upon Mr. Kelly’s departure.

(12)	Includes the following paid by us on behalf of or to Mr. Kelly: (a) $5,239 for tax preparation and filing fee, (b) $2,628 401(k) Plan contribution, (c) $13,780 in health insurance premiums, and (d) $7,352 in travel expenses for spouse.

(13)	Consists of composite and housing allowance paid by us on behalf of or to Mr. Cantillon.

(14)	Includes the following paid by us on behalf of or to Mr. Gemasmmer: (a) $1,413 in Hong Kong Mandatory Provident Fund contribution, and (b) $6,370 in accrued but unused vacation pay paid upon Mr. Gemasmmer’s departure.

(15)	Represents Hong Kong Mandatory Provident Fund contribution paid by us.

**	Mr. Kelly left the Company in December 2004. Mr. Cantillon left in November 2004. Mr. Gemassmer left in January 2005. Mr. Higham left in October 2005.
Options
     Fiscal Year-End Option/SAR Values
          The following table sets forth certain information with respect to each of the executive officers listed in the Summary Compensation Table above concerning unexercised options to purchase common stock held as of the end of the fiscal year ended January 31, 2006. Under the terms of our option plan and effective upon the completion of the Exchange Offer on November 22, 2004, each of the options held by Messrs. Gemassmer and Higham became fully vested and exercisable.
Fiscal Year-End Option/SAR Values

	Number of Securities		Value of Unexercised In-the-
	Underlying Unexercised		Money Options January 31,
	Options at January 31, 2006		2006(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
*James G. Higham
Former Vice President, General Counsel	20,000	0	$0	$0

*Neal Gemassmer
Former Vice President, Client Outsourcing Solutions	20,000	0	$0	$0

*	Mr. Gemassmer left the Company in January 2005 and Mr. Higham left in October 2005.

(1)	Value is calculated in accordance with SEC rules by subtracting the exercise price per share for each option from the fair market value of the underlying common stock as of January 31, 2006, and multiplying that difference by the number of shares of common stock subject to the option. The fair market value of one share of common stock as of January 31, 2006, was $0.90.

Compensation Committee Interlocks and Insider Participation
     As noted previously, we do not have a compensation committee. The duties that would be carried out by a compensation committee were instead carried out by the full Board of Directors. We have arrangements to compensate our directors and officers. These arrangements are described under “Certain Relationships and Related Transactions” in Item 13 below.
Compensation of Officers — Executive Employment Agreements
     We have entered into employment agreements with each of Messrs. Hirschhorn and Parker.
     Mr. Hirschhorn is party to an employment agreement with one of our subsidiaries, dated as of July 18, 2005, and approved by our Board of Directors on August 18, 2005. Under this agreement, effective July 18, 2005, Mr. Hirschhorn receives annual base salaries for the years ending July 18, 2006, 2007, and 2008, of $204,000, $240,000 and $360,000, and is eligible for an annual target incentive bonus of up to 300% of the applicable base salary. This bonus is payable upon achievement of certain performance targets to be set by the board of directors. Under his employment agreement, Mr. Hirschhorn is guaranteed annual incentive bonuses of $50,000, $75,000 and $100,000. Mr. Hirschhorn received a sign-on grant of 1,250,000 restricted shares of our common stock. We may immediately terminate Mr. Hirschhorn’s employment agreement with cause upon the happening of certain specified events. Our Board of Directors may, at its discretion, terminate Mr. Hirschhorn’s employment upon written notice without cause; provided, however, in the event Mr. Hirschhorn is terminated without cause we are obligated to pay Mr. Hirschhorn certain lump sum payments. Mr. Hirschhorn may terminate his employment agreement upon at least sixty days written notice to us.
     Mr. Parker is party to an employment agreement with one of our subsidiaries, dated as of July 18, 2005, and approved by our Board of Directors on August 18, 2005. Under this agreement, effective July 18, 2005, Mr. Parker receives a base salary of $96,000 per year, and is eligible for a guaranteed annual bonuses of $25,000, $50,000 and $75,000. Mr. Parker received a sign-on grant of 350,000 restricted shares of our common stock.
     As a result of the completion of certain financing with respect to the purchase of our Series 5-A Preferred Stock on July 18, 2005, Mr. Smith is no longer a full-time employee of the Company. However, as of July 18, 2005, Mr. Smith is currently party to a consulting agreement dated as of July 18, 2005, with one of our subsidiaries pursuant to which Mr. Smith is paid a monthly fee of $25,000 in return for certain strategic consulting services. We may immediately terminate the consulting agreement with cause upon the happening of certain specified events, or may, at its discretion, terminate the consulting agreement upon written notice without cause. Mr. Smith may terminate the consulting agreement upon at least sixty days written notice to us.
     Previously, Mr. Smith was party to parallel employment agreements with two of our subsidiaries, each dated as of April 1, 2005. Under these agreements, Mr. Smith receives in the aggregate a base salary of $325,000 per year, and is eligible for a target incentive bonus equal to 50% of the aggregate base salary. This bonus is payable upon achievement of certain performance targets set by the Board of Directors. Under the agreements, Mr. Smith may elect to be reimbursed by us for housing expenses up to $12,000 per month ($144,000 per year), provided, any such housing expenses will be deducted from Mr. Smith’s salary if Mr. Smith makes this election. Mr. Smith is obligated to devote the majority of his business time, attention, skill, and efforts to the faithful performance of his duties under his employment agreements. Under these agreements, we acknowledge, among other things, that Mr. Smith (i) serves as a director of Vsource Asia and its subsidiaries, and (ii) intends to participate in the formation of one or more investment programs and expects to serve as a director and/or general partner of such program(s) simultaneous with the performance of his duties under the agreements.
     Mr. Higham, who left the Company in October 2005, was party to an employment agreement with one of our subsidiaries, dated as of September 1, 2003. Under this agreement, Mr. Higham received a base salary of $164,000 per year, and was eligible for a target incentive bonus equal to 35% of the base salary. This bonus is payable upon achievement of certain performance targets set by the Board of Directors.
     Mr. Kelly, who left the Company in December 2004, was party to an employment agreement with one of our subsidiaries, dated as of January 1, 2003. Under this agreement, Mr. Kelly received a base salary of $350,400 and his target incentive bonus was 100% of his base salary. This bonus was payable upon achievement of certain targets set by the Compensation Committee. On December 6, 2004, Mr. Kelly resigned as Chief Executive Officer and under the terms of his employment agreement we paid Mr. Kelly a termination payment of $134,588, consisting of three months salary totaling $87,600 and accrued vacation in the amount of $46,988. The termination payment was made in two parts, the first part consisting of Mr. Kelly’s December monthly salary of $29,200 was paid as part of our regular December payroll and the second part consisting of the remaining termination payment of $105,388 was paid on January 3, 2005.
     As a result of the completion of the Exchange Offer on November 22, 2004, Mr. Cantillon is no longer an employee of the Company as of such date. Previously, Mr. Cantillon was party to parallel employment agreements with two of our subsidiaries, each dated January 1, 2003. Under side letters to these agreements, effective September 1, 2003, Mr. Cantillon received an aggregate base salary of $205,000 per year and was eligible for a target incentive bonus equal to 100% of the aggregate base salary. This bonus was payable upon achievement of certain targets set by the Compensation Committee. Through November 2004, we also provided Mr. Cantillon with a housing reimbursement of $3,000 per month.
     Mr. Gemassmer resigned from the Company in January 2005 and was previously party to an employment agreement with one of our subsidiaries, dated May 8, 2001. Under this agreement, Mr. Gemassmer received a base salary of $156,201 per year, and was eligible for sales commissions under our sales commission plan for customer outsourcing solutions. Upon Mr. Gemassmer departure, in January 2005 in addition to salary owed to Mr. Gemassmer we paid him a total of approximately $18,156, consisting of $6,370 in accrued vacation pay and $11,786 in earned sales commission.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
     During Fiscal 2006, the Board of Directors set the salaries and other compensation of our executive officers and certain other key employees and administered our stock option and bonus plans.
General Compensation Policy
     For Fiscal 2006, the Board of Directors determined the base salary for the Co-Chief Executive Officers. The goal of the Board of Directors’ compensation policy during the last fiscal year was to retain, motivate and reward management through our compensation policies and awards. Generally, compensation of executive officers is designed to be competitive, to reward exceptional performance and to align the interest of executive officers with the interests of stockholders. The Board of Directors has approved compensation policies consistent with these goals and has authorized the Board of Directors to supervise the implementation of these policies.
     Our compensation program for executives consists of three basic elements: (a) base salary; (b) performance-based bonuses; and (c) periodic grants of stock options.
     Base Salary. Base salary is generally set within the ranges of salaries of executive officers with comparable qualifications, experience and responsibilities at other companies of similar size, complexity and profitability taking into account the position involved and the level of the executive’s experience. In addition, consideration is given to other factors, including an officer’s contribution to us as a whole.
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
     Long Term Incentives. Currently, stock options are our primary long-term incentive vehicle. Substantially all of our employees are eligible for stock option awards on an annual basis. Whether an award is made, and the size of the award, is based on position, responsibilities and corporate and individual performance. During Fiscal 2006, we granted options to purchase 360,000 shares of common stock at an exercise price of $0.40 per share to Dr. Schwartz and Mr. Sells, respectively. Apart from these grants, during Fiscal 2006 we did not grant any others options to the named executive officers and directors to purchase shares of our common stock.
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
Executive Compensation for the Fiscal Year Ended January 31, 2006
     Mr. Smith served as our Chief Executive Officer since December 2004 and until July 2005. For Fiscal 2006, Mr. Smith received a salary of $154,367, no bonus, and other compensation in the aggregate amount of $160,396. From and after July 2005, Mr. Hirschhorn and Mr. Parker served as Co-Chief Executive Officers. For Fiscal 2006, Mr. Hirschhorn received a salary of $112,985, a bonus of $7,500 and other compensation in the aggregate amount of $10,945. For Fiscal 2006, Mr. Parker received a salary of $53,169, a bonus of $7,500 and other compensation in the aggregate amount of $6,200. The Board of Directors believes that Mr. Smith’s, Mr. Hirschhorn’s and Mr. Parker’s salary and other compensation for Fiscal 2006, were determined in a manner generally consistent with the factors described above.
     Our Board of Directors believes that our executives are adequately compensated based upon our current level of development. Our executives and related incentive compensation are structured to reward our entrance into our chosen industry segments through investment, acquisition, merger and maintaining access to growth capital. At such time as we close on an appropriately sized transaction, our Board of Directors may re-evaluate our executive employment agreements based upon prevailing trends in compensation for similar sized entities in our chosen industries.

     The majority of our executive compensation is in the form of restricted stock and future restricted stock awards. Our management and our Board of Directors believe this aligns the interests of our executives with the interests of our stockholders.
David Hirschhorn
Todd Parker
Dennis M. Smith
Robert N. Schwartz, Ph.D.
Richardson E. Sells

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Common Stock
     The following table sets forth certain information, as of May 16, 2006, regarding the beneficial ownership of our common stock, including common stock issuable upon conversion of all preferred convertible securities, options, warrants and other convertible securities, by (i) all persons or entities who beneficially own 5% or more of our common stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 16, 2006, there were 3,673,992 shares of common stock outstanding and 9,665,433 shares of common stock on a fully as-converted basis, with each share of common stock being entitled to one vote.

	Number of	Percent of
	Shares	Total Common	Percent of
	Beneficially	Stock	Total
Name of Beneficial Owner(1)	Owned	Outstanding(2)	Outstanding(3)

Greater Than 5% Beneficial Owners

Symphony House Berhad	648,860	17.66%	6.71%
Level 17 Menara Milenium Jalan Damanlela Pusat Bandar Damansara 50490 Kuala Lumpur, Malaysia

Eparfin SA (4)	250,000	6.80%	2.59%
84, Grand Rue L-1660 Luxembourg

Current Directors

David Hirschhorn (5)	1,630,000	44.37%	16.86%
149 South Barrington Avenue, Suite 808 Los Angeles, CA 90049

Todd Parker (6)	730,000	19.87%	7.55%
149 South Barrington Avenue, Suite 808 Los Angeles, CA 90049

Robert N. Schwartz, Ph.D (7)	184,732	5.03%	1.91%
6 Duquesa Dana Point, CA 92629

Richardson E. Sells (8)	180,000	4.90%	1.86%
7475 Flying Cloud Drive Eden Prairie, MN 55344

Dennis M. Smith (9)	380,000	10.34%	3.93%
33 Gull Point Hilton Head, SC 29928

Current directors and executive officers as a group (5 persons) (10)	3,104,732	84.51%	32.12%

*	Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares. The number of shares shown as beneficially owned by any person or entity includes all Preferred Stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of May 16, 2006.

(2)	The percentages of beneficial ownership shown assume the exercise or conversion of all Preferred Stock, options, warrants and other securities convertible into common stock held by such person or entity currently exercisable within 60 days of May 16, 2006, but not the exercise or conversion of Preferred Stock, options, warrants and other convertible securities held by other holders of such securities.

(3)	Based on a total of 9,665,433 shares of common stock outstanding on a fully-diluted basis as of May 16, 2006, which includes shares of common stock issuable upon the conversion of our outstanding Preferred Stock and shares of common stock issuable upon the exercise of stock options and warrants that are exercisable within 60 days of May 16, 2006. Includes the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with our October 2002 private placement.

(4)	Consists of warrants to purchase 250,000 shares of common stock at an exercise price of $0.01 per share novated by the original warrant holder, Quilvest Asia Equity Ltd, pursuant to a Novation Agreement, dated as of February 2, 2005, between us, Quilvest Asian Equity Ltd and Eparfin SA. These warrants were originally issued in connection with our October 2002 private placement.

(5)	Consists of (a) 1,250,000 restricted shares of common stock granted in connection with Mr. Hirschhorn’s Employment Agreement, dated as of July 18, 2005; and (b) 380,000 shares beneficially owned by Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, which directly holds (i) 100 shares of Series 5-A Preferred Stock, which are convertible into 320,000 shares of common stock, and (ii) warrants to purchase 60,000 shares of common stock at an exercise price of $0.50 per share, both which were issued in connection with the Series 5-A Preferred Stock and Warrant Agreement, dated as of July 18, 2005.

(6)	Consists of (a) 350,000 restricted shares of common stock granted in connection with Mr. Parker’s Employment Agreement, dated as of July 18, 2005; and (b) (i) 100 shares of Series 5-A Preferred Stock, which are convertible into 320,000 shares of common stock and (ii) warrants to purchase 60,000 shares of common stock at an exercise price of $0.50 per share, both which were issued in connection with the Series 5-A Preferred Stock and Warrant Agreement, dated as of July 18, 2005.

(7)	Consists of (a) 982 shares directly owned by Mr. Schwartz; and (b) 183,750 shares of common stock issuable upon exercise of Mr. Schwartz’s stock options.

(8)	Consists of 180,000 shares of common stock issuable upon exercise of Mr. Sells’ stock options.

(9)	Consists of (a) 100 shares of Series 5-A Preferred Stock, which are convertible into 320,000 shares of common stock; and (b) warrants to purchase 60,000 shares of common stock at an exercise price of $0.50 per share, both which were issued in connection with the Series 5-A Preferred Stock and Warrant Agreement, dated as of July 18, 2005.

(10)	Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting or investment powers. Also includes an aggregate of 363,750 shares of common stock issuable upon exercise of stock options held by all current directors and executive officers as a group.

Preferred Stock
Series 1-A Convertible Preferred Stock
     The Series 1-A Preferred Stock votes as a single class with the common stock, the Series 2-A Preferred Stock and the Series 5-A Preferred Stock, with each share of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 5-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of the Series 1-A Preferred Stock is currently convertible into approximately 1.12 shares of common stock.
     The following table sets forth certain information as of May 16, 2006, regarding the beneficial ownership of Series 1-A Preferred Stock by (i) all persons or entities who beneficially own 5% or more of our Series 1-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 16, 2006, there were 67,600 shares of Series 1-A Preferred Stock outstanding.

	Number of Shares	Percent of Total
	Beneficially	Series 1-A Preferred	Percent of Total
Name of Beneficial Owner	Owned	Stock Outstanding	Outstanding(1)

Greater Than 5% Beneficial Owners

Ron Soderling	40,000	59.2%	*
Suite 270 Newport Beach, CA 92660

First Clearing Corporation	20,000	29.6%	*
P.O. Box 6570 Glen Allen, VA 23058

Susan Lacerra & Steven Tingey JT	7,600	11.2%	*
c/o Jefferies & Co. Inc. 650 California Street San Francisco, CA 94108

Current directors and executive officers as a group (0 persons)	0	0%	0%

*	Less than 1%.

(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 1-A Preferred Stock held by such person or entity and is based on a total of 9,665,433 shares of common stock outstanding on a fully-diluted basis as of May 16, 2006, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock options and warrants that are exercisable within 60 days of May 16, 2006. Includes the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with our October 2002 private placement.

Series 2-A Convertible Preferred Stock
     The Series 2-A Preferred Stock votes as a single class with the common stock, Series 1-A Preferred Stock and Series 5-A Preferred Stock, with each share of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 5-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of Series 2-A Preferred Stock is currently convertible into approximately 1.42 shares of common stock.
     The following table sets forth certain information as of May 16, 2006, regarding the beneficial ownership of Series 2-A Preferred Stock by (i) all persons or entities who beneficially own 5% or more of our Series 2-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 16, 2006, there were 3,900 shares of Series 2-A Preferred Stock outstanding.

		Percent of Total
	Number of Shares	Series 2-A	Percent of
	Beneficially	Preferred	Total
Name of Beneficial Owner	Owned	Stock Outstanding	Outstanding(1)

Greater Than 5% Beneficial Owners

Ali R. Moghaddami	3,900	100%	*
2000 Riverside Drive Los Angeles, CA 90039

Current directors and executive officers as a group (0 persons)	0	0%	0%

*	Less than 1%.

(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 2-A Preferred Stock held by such person or entity and is and is based on a total of 9,665,433 shares of common stock outstanding on a fully-diluted basis as of May 16, 2006, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock option and warrants that are exercisable within 60 days of May 16, 2006. Includes the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with our October 2002 private placement.

Series 5-A Convertible Preferred Stock
     The Series 5-A Preferred Stock votes as a single class with the common stock, Series 1-A Preferred Stock and the Series 2-A Preferred Stock, with each share of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 5-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of the Series 5-A Preferred Stock is currently convertible into approximately 3,200 shares of common stock.
     The following table sets forth certain information as of May 16, 2006, regarding the beneficial ownership of Series 5-A Preferred Stock by (i) all persons or entities who beneficially own 5% or more of our Series 5-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 16, 2006, there were 1,478 shares of Series 5-A Preferred Stock outstanding.

	Number of Shares	Percent of Total
	Beneficially	Series 5-A Preferred	Percent of Total
Name of Beneficial Owner	Owned	Stock Outstanding	Outstanding(1)

Greater Than 5% Beneficial Owners

David Hirschhorn (2) 149 South Barrington Avenue, Suite 808 Los Angeles, CA 90049	100	6.77%	3.3%

Todd Parker 149 South Barrington Avenue, Suite 808 Los Angeles, CA 90049	100	6.77%	3.3%

Dennis M. Smith 33 Gull Point Hilton Head, SC 29928	100	6.77%	3.3%

Current directors and executive officers as a group (3 persons)	300	20.3%	9.9%

*	Less than 1%.

(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 5-A Preferred Stock held by such person or entity and is based on a total of 9,665,433 shares of common stock outstanding on a fully-diluted basis as of May 16, 2006, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock options and warrants that are exercisable within 60 days of May 16, 2006. Includes the 1,250,000 shares of common stock issuable upon exercise of the warrants issued in connection with our October 2002 private placement.

(2)	Includes shares beneficially owned by Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, which directly holds 100 shares of Series 5-A Preferred Stock, which are convertible into 320,000 shares of common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Vsource Asia Board of Directors
     Dennis Smith, one of our directors, serves as a director of Vsource Asia, which is majority owned by Symphony House directly and through Asia Holding Co. Mr. Smith receives no compensation for such services. As a result of exchanging his Series 4-A Preferred Stock in the Exchange Offer, Mr. Smith also held a minority ownership interest in Asia Holding Co. following completion of the Financing. On April 5, 2006, Mr. Smith sold all of his ownership interest in Asia Holding Co.
Vsource Asia Relationship and Symphony House
     Vsource Asia provides us with infrastructure management and administrative services, including accounting support for a monthly fee of $5,000. Presently, these services are provided under an oral understanding and we are in the process of entering into a written agreement with Vsource Asia formalizing this arrangement.
     Symphony House is the majority owner of Vsource Asia and owns 72% of Vsource Asia’s voting securities through direct and indirect ownership. Symphony House currently beneficially owns 648,860 shares of our common stock, representing 17.66% of our outstanding common stock as of May 16, 2006, and pursuant to an outstanding warrant it purchased as part of the Symphony Purchase Agreement from a former preferred stockholder. This warrant became exercisable on April 1, 2005 and entitles Symphony to acquire an additional 1,000,000 shares of our common stock at an exercise price per share of $0.01. Therefore, assuming it exercises its warrant, Symphony House would own 1,648,860 shares of common stock, which would represent 35.28% of our common stock, when measured at May 16, 2006 and taking account of the additional 1,000,000 shares issued upon such exercise.
     On May 24, 2005, we entered into the Sale and Purchase Agreement with Symphony House (see “Item 1. Business — COMPANY BACKGROUND” for details), which is the majority owner of Vsource Asia. On June 14, 2005, pursuant to the Sale and Purchase Agreement, we sold to Symphony House certain legacy inter-company obligations totaling $1.739 million due to us from Vsource Asia. We received consideration under the Sale and Purchase Agreement consisting of a cash payment of $804,250 and the transfer of all rights, title and interest in an exercisable warrant held by Symphony House to purchase 1,000,000 shares of our common stock at a per share exercise price of $0.01. Immediately following the June 14, 2005 closing, we cancelled the Symphony House warrant. In connection with the sale of the inter-company obligations to Symphony House and the subsequent cancellation of this warrant, we recorded a loss of $0.795 million based on the value of the receivable and warrant at the time of closing.
Stonefield Consulting Agreement
     Stephen Stonefield, a former member of our Board of Directors, was party to a consulting agreement dated as of April 1, 2005, with one of our subsidiaries pursuant to which Mr. Stonefield is paid a monthly fee of $10,000 and receives medical benefits in return for certain strategic consulting services. This consulting agreement is terminable by either party upon thirty days written notice.
Advisory Board
     On August 22, 2005, we announced the creation of an Advisory Board with seven initial members. In a Current Report on Form 8-K filed with the SEC on August 23, 2005, which report is incorporated herein by reference, we disclosed that we intended to issue warrants to purchase up to 900,000 shares of our common stock to Advisory Board members as compensation for their service. A form of the Advisory Board warrant was filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 23, 2005. On November 9, 2005, we delivered 727,500 such warrants to our advisory board members, with an effective issuance date of August 2, 2005. All such warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     We have engaged Mendoza Berger to audit our financial statements for Fiscal 2006. Singer Lewak Greenbaum & Goldstein LLP conducted the quarterly review of our financial statements included in our Quarterly Report on Form 10-Q for the third quarter of Fiscal 2006, filed with the SEC on December 20, 2005. PricewaterhouseCoopers audited our financial statements for Fiscal 2005. The decision to engage Mendoza Berger as our independent auditors for Fiscal 2006 has been approved by the Board of Directors and the Audit Committee.
Fees
     Aggregate fees for professional services rendered to us by Mendoza Berger, Singer Lewak Greenbaum & Goldstein LLP and PricewaterhouseCoopers as of or for the years ended January 31, 2006 and 2005, respectively, were:

	2006	2005
Audit	$91,000	$157,176
Audit Related	—	165,614
Tax	1,822	177,044

Total	$92,822	$499,834

     Audit fees for the years ended January 31, 2006 and 2005, respectively, were for professional services rendered for the audits of our consolidated financial statements and the statutory audits of certain subsidiary companies and the quarterly reviews of the financial statements included in our Forms 10-Q.
     Audit Related fees for the years ended January 31, 2006 and 2005, respectively, were for accounting consultations in connection with the Exchange Offer and related transactions, capital issuances and review of responses to various SEC comment letters.
     Tax fees for the years ended January 31, 2006 and 2005, respectively, were for services related to tax compliance and advisory services including assistance with review of tax returns, advice on goods and services taxes and duties in various jurisdictions and ad hoc corporate tax planning and advice.
     The Audit Committee has advised us that it has determined that the non-audit services rendered by our independent auditors during our most recent fiscal year are compatible with maintaining the independence of the auditors.
Audit Committee Pre-Approval Policies and Procedures
     Our Audit Committee pre-approves audit and non-audit services provided by our independent auditors at its quarterly meetings.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Form 10-K:
(1)	Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 31, 2006 and 2005
Consolidated Statements of Operations for each of the three years in the period ended January 31, 2006
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended January 31, 2006
Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2006
Notes to the Consolidated Financial Statements
(2)	Financial Statement Schedules
All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.
(3)	The following documents are filed as exhibits to this Annual Report on Form 10-K (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference):

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000 (the “November 14, 2000 Form 8-K”))
3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)
3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)
3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)
3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20. 2005)
4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005 (the “July 21, 2005 Form 8-K”))
4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005 (the “July 13, 2005 Form 8-K”))
4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the July 13, 2005 Form 8-K)
4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the July 13, 2005 Form 8-K)
4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the July 13, 2005 Form 8-K)
4.6*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the July 21, 2005 Form 8-K)
4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the July 21, 2005 Form 8-K)
4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Company’s Form 8-K, as filed with the SEC on August 23, 2005 (the “August 23, 2005 Form 8-K”))

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on May 27, 2005)
10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the July 21, 2005 Form 8-K)
10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005 (the “August 9, 2005 Form 8-K”))
10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the August 9, 2005 Form 8-K)
10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the August 9, 2005 Form 8-K)
10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the August 9, 2005 Form 8-K)
10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the August 23, 2005 Form 8-K)
10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the August 23, 2005 Form 8-K)
10.9*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on December 7, 2005 (the “December 7, 2005 Form 8-K”))
10.10*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the December 7, 2005 Form 8-K)
10.11*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the SEC on March 16, 2006 (the “March 16, 2006 Form 8-K”))
10.12*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the March 16, 2006 Form 8-K)
21.1	Subsidiaries of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. 1350
32.2	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Isthmus Group, Inc.
Date: June 20, 2006	/s/ David Hirschhorn
David Hirschhorn
Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ David Hirschhorn David Hirschhorn	Co-Chairman of the Board, Co-Chief Executive Officer, Co-Chief Financial Officer and Co-Principal Accounting Officer	June 20, 2006

/s/ Todd Parker Todd Parker	Co-Chairman of the Board, Co-Chief Executive Officer, Co-Chief Financial Officer and Co-Principal Accounting Officer	June 20, 2006

/s/ Dennis M. Smith Dennis M. Smith	Director	June 20, 2006

/s/ Robert N. Schwartz Robert N. Schwartz	Director	June 20, 2006

/s/ Richardson E. Sells Richardson E. Sells	Director	June 20, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000 (the “November 14, 2000 Form 8-K”))

3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20. 2005)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005 (the “July 21, 2005 Form 8-K”))

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005 (the “July 13, 2005 Form 8-K”))

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the July 13, 2005 Form 8-K)

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the July 13, 2005 Form 8-K)

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the July 13, 2005 Form 8-K)

4.6*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the July 21, 2005 Form 8-K)

4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the July 21, 2005 Form 8-K)

4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Company’s Form 8-K, as filed with the SEC on August 23, 2005 (the “August 23, 2005 Form 8-K”))

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on May 27, 2005)

10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on August 9, 2005 (the “August 9, 2005 Form 8-K”))

10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the August 9, 2005 Form 8-K)

10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the August 9, 2005 Form 8-K)

10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the August 9, 2005 Form 8-K)

10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the August 23, 2005 Form 8-K)

10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the August 23, 2005 Form 8-K)

Exhibit No.	Description
10.9*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on December 7, 2005 (the “December 7, 2005 Form 8-K”)

10.10*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the December 7, 2005 Form 8-K)

10.11*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the SEC on March 16, 2006 (the “March 16, 2006 Form 8-K”))

10.12*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the March 16, 2006 Form 8-K)

21.1	Subsidiaries of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.