Form 10-Q
period 2006-04-30
TRI-ISTHMUS GROUP, INC.
filed 2006-07-13
CIK 1003226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO.: 000-30326
TRI-ISTHMUS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0557617
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

149 South Barrington Avenue, Suite 808
Los Angeles, California	90049
(Address of Principal Executive Offices)	(Zip Code)
(818) 887-6659
(Registrant’s Telephone Number, Including Area Code)
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares of common stock outstanding as of July 10, 2006	3,673,981
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of July 10, 2006	67,600
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of July 10, 2006	3,900
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of July 10, 2006	0
Number of shares of Series 5-A Convertible Preferred Stock outstanding as of July 10, 2006	1,478

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	April 30, 2006	January 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$633	$1,289
Advance to CSA II, LLC (note 9)	333	—
Prepaid expenses	34	45
Other current assets	244	244

Total current assets	1,244	1,578

Property and equipment, net	1	1
Long term investments (note 8)	1,000	—

Total assets	$2,245	$1,579

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$300	$391
Accrued expenses	240	150
Staff accruals	8	11

Total current liabilities	548	552

Commitments and contingencies (Note 10)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	April 30, 2006	January 31, 2006
Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of April 30 and January 31, 2006) (Aggregate liquidation value is $169 as of April 30 and January 31, 2006)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of April 30 and January 31, 2006) (Aggregate liquidation value is $25 as of April 30 and January 31, 2006)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 3,752 shares authorized; 1,478 shares issued and outstanding as of April 30 and January 31, 2006) (Aggregate liquidation value is $1,478 as of April 30 and January 31, 2006) (Aggregate redemption value is $1,774 as of April 30 and January 31, 2006)	1,266	1,266

Series B preferred stock issued by subsidiary (note 8) ($0.01 per value, 38,250 shares authorized, 19,990 and 0 shares issued and outstanding as of April 30 and January 31, 2006, respectively) (Aggregate redemption value is $1,000 and nil as of April 30 and January 31, 2006, respectively)	1,000	—

Receivable from issuance of preferred stock series 5-A	(150)	(150)

Total preferred stock	2,307	1,307

Shareholders’ equity:
Common stock ($0.01 par value, 100,000,000 shares authorized; 3,673,992 and 3,673,992 shares issued and outstanding as of April 30 and January 31, 2006, respectively)	37	37
Additional paid-in capital	65,263	65,263
Accumulated deficit	(65,489)	(65,114)
Deferred stock-based compensation	(369)	(416)
Other comprehensive loss	(52)	(50)

Total shareholders’ equity	(610)	(280)

Total liabilities, preferred stock and shareholders’ equity	$2,245	$1,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Three months ended
	April 30,
	2006	2005
Revenue from services	$—	$—

Costs and expenses:
Selling, general and administrative expenses	331	461
Amortization of stock-based compensation	47	—

Total costs and expenses, net	378	461

Operating loss	(378)	(461)

Interest income	2	—

Net loss from operations before taxation	(376)	(461)

Taxation	—	—

Net loss	(376)	(461)

Net loss available to common shareholders (Note 4)	$(376)	$(461)

Net loss per common share:
Basic	$(0.10)	$(0.22)

Diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(376)	$(461)
Adjustments to reconcile net (loss) / profit to net cash used in operating activities:
Depreciation	—	8
Amortization of Stock Based Compensation	47	—
Bad debt provision	—	12
Loss on disposal of property and equipment	—	22
Changes in working capital components	6	(320)

Net cash used in operating activities	(323)	(739)

Cash flows from investing activities:
Advance to CSA II, LLC (note 9)	(333)	—
Purchase of property and equipment	—	(2)
Proceeds from sale of property and equipment	—	1
Proceeds from disposal of subsidiaries	—	24

Net cash (used in) / provided by investing activities	(333)	23

Effect of exchange rates on cash	—	—

Net decrease in cash and cash equivalents	(656)	(716)
Cash and cash equivalents at beginning of period	1,289	1,064

Cash and cash equivalents at end of period	$633	$348

Non-cash financing and investing activities:
Issuance of Series B Preferred Stock by Subsidiary (note 8)	$1000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements of Tri-Isthmus Group, Inc (f/k/a Vsource, Inc) (the “Company”) as of April 30, 2006 and January 31, 2006 and for the three month periods ended April 30, 2006 and 2005, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the fiscal year ended January 31, 2006 (“Fiscal 2006”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
     The consolidated financial statements include the accounts of the Company and of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     The results as of January 31, 2006 have been derived from the Company’s audited consolidated financial statements for the fiscal year ended as of such date.
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
Future Funding
     The Company has sustained operating losses since its inception and has an accumulated deficit of approximately $65.5 million as of April 30, 2006 that has been funded primarily through preferred stock financings and cash generated from the disposal of its interest in Vsource Asia Berhad, a Malaysian company and the Company’s former operating subsidiary (“Vsource Asia”). The Company disposed of its business operations during Fiscal 2006 and no longer has any active business operations. On July 18, 2005, the Company entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, pursuant to which it issued and sold 1,478 shares of a newly-created class of preferred stock, known as Series 5-A Convertible Preferred Stock, and warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors (the “Investors”) led by Hope & Abel Investments, LLC of Los Angeles, California, in exchange for an aggregate purchase price of $1.478 million (the “Financing”). Following the Financing in July 2005, the Company continued to operate with a minimal two person staff comprised of its Co-Chief Executive Officers. The Company’s new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.
     As of April 30, 2006, the Company had liabilities of $0.5 million and its main assets consisted of cash and cash equivalents of $0.633 million. As described in Note 11, in May 2006 and June 2006, the Company received subscriptions for an aggregate of $344,000 to purchase additional shares of Series 5-A Preferred Stock and warrants to purchase shares of common stock in a private placement. The Company expects to close this transaction during the second quarter of the fiscal year ended January 31, 2007 (“Fiscal 2007”), and may receive additional subscriptions prior to such closing.
     The Company’s management believes that it has adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in May 2006 and June 2006, for the Company to continue

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Use of Estimates
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from estimates and assumptions made.
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
Loss Per Share
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
2. Other Current Assets

	April 30, 2006	January 31, 2006
	(in thousands)
Other current assets:
Deposits	$140	$140
Other receivables	104	104

	$244	$244

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Net (Loss)/Profit Available to Common Shareholders
     The following table is a calculation of net loss available to common shareholders:

	Three months ended
	April 30,
	2006	2005
	(in thousands)
Net loss	$(376)	$(461)

Less: Deemed non-cash dividend to preferred shareholders	—	—

Net loss available to common shareholders	$(376)	$(461)

4. Net Loss Per Share
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

	Three months ended
	April 30,
	2006	2005
	(in thousands, except for number of
	shares and per share data)
Numerator for basic and diluted loss per share:

Net loss — continuing operations	$(376)	$(461)
Net profit — discontinued operations	—	—

Net loss	$(376)	$(461)

Denominator for basic (loss)/profit per share — weighted average shares	3,673,992	2,074,085
Effect of dilutive securities:
Employee stock options	N/A	N/A
Preferred stock	N/A	N/A
Warrants	N/A	N/A

Denominator for diluted profit/(loss) per common share — adjusted weighted average shares	N/A	N/A

Net (loss)/profit per common share:
Continuing operations
Basic	(0.10)	(0.22)
Diluted	N/A	N/A
Total
Basic	(0.10)	(0.22)
Diluted	N/A	N/A
     As the Company had a net loss for the three months ended April 30, 2006, potential common stock outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Comprehensive loss
     The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended
	April 30,
	2006	2005
	(in thousands)
Net loss available to common shareholders	$(376)	$(461)

Other comprehensive income
Foreign currency translations	(2)	6

Comprehensive loss	$(378)	$(455)

6. Stock Options
Stock-Based Compensation
     On February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“FAS 123R”). Prior to February 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the fiscal quarter ended April 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123; and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
     The Company’s loss from operations and net loss did not change for the three months ended April 30, 2006 as a result of adopting FAS 123R.
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, the Company’s Co-Chairmen of the Board and Co-Chief Executive Officers, the Company’s Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $27,000 in the first quarter of Fiscal 2007.
     During the third quarter of Fiscal 2006, the Company issued 727,500 warrants to purchase common stock. All of these warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The Company issued these warrants for participation on its Advisory Board. The warrants became one-third vested upon issuance and vest an additional third after each calendar year. The warrants will be fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period. The amortization recognized is $13,000 in the first quarter of Fiscal 2007.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     On November 17, 2005, the Company’s Board of Directors approved the grants to two independent directors of options to purchase a total of 360,000 shares of common stock, which options vest in quarterly increments over three years. All of these options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period. The amortization recognized is $7,000 in the first quarter of Fiscal 2007.
2001 Stock Options/Stock Issuance Plan
     In November 2001, the Company’s 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) was adopted by the stockholders of the Company. The 2001 Plan allows for the issuance of incentive stock options, non-statutory stock options and shares of common stock for either the immediate purchase of shares or as a bonus for services rendered, up to a maximum number of shares equal to 20% of the total shares of common stock outstanding at the time the calculation is made, including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable (but in the case of incentive stock options, no more than 20,000,000 shares of common stock). Options are generally granted for a term of ten years, with vesting over periods ranging from one to three years, but automatically expire if not exercised within three months of termination of service to the Company other than by reason of death or disability. The Company had granted various non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant. However, 94,767 of these options were granted to executives or employees whose service to the Company was terminated at least three months prior to, and had not been exercised by any of such executives or employees prior to, the beginning of the first quarter of Fiscal 2007. Therefore, 94,767 options previously recorded as outstanding have expired according to the terms of the 2001 Plan and have been recorded as cancelled during the first quarter of Fiscal 2007. As of July 10, 2006, the number of shares of common stock issuable upon outstanding options under the 2001 Plan was 3,750 and the maximum number of shares issuable under the 2001 Plan was 1,680,718.
     The following summarizes activities under the 2001 Plan:

		Weighted-Average
	Number of Options	Exercise Price Per Share
	Three Months Ended April 30, 2006	As of April 30, 2006
Options outstanding at beginning of the period	458,517	$1.88
Granted	—	—
Exercised	—	—
Cancelled	94,767	1.48
Forfeited	—	—

Options outstanding at end of the period	363,750	$0.42

Options vested/exercisable at end of the period	363,750	$0.42

     The following summarizes information for stock options outstanding as of April 30, 2006:

		Weighted-average	Weighted-average
Exercise price	Number of options	exercise price	remaining contractual life
$0.40	360,000	$0.40	8.9
$2.00	3,750	$2.00	6.0

	363,750	$0.42

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Warrants
     As a condition of entering into the exchangeable note purchase agreements for the Series B Notes and the Series B-1 Notes (which were extinguished during the fiscal year ended January 31, 2003), the Company agreed to issue warrants to purchase 1.8 million shares of its common stock. These warrants have an exercise price of $2.00 per share and are scheduled to expire in July 2006, January 2007 or February 2007. The Company also issued warrants to Jefferies & Company, Inc. to purchase 10,000 shares of common stock, which warrants had an exercise price of $2.00 and expired as of July 5, 2006, as consideration for providing financial advisory services to the Company in connection with the acquisition of NetCel360. In connection with the private placement and exchange completed on October 25, 2002, Series B Warrants and Series B-1 Warrants to purchase 1.5 million shares of the Company’s common stock were exchanged for Series 4-A Preferred Stock. On January 6, 2003, Series B Warrants and Series B-1 Warrants to purchase a total of 41,783 shares of the Company’s common stock were exchanged for Series 4-A Preferred Stock.
     Series B Warrants to purchase a total of 8,968 shares of common stock were cancelled by holders who participated in the Exchange Offer in November 2004. Series B-1 warrants to purchase a total of 6,710 shares of common stock were cancelled by holders who participated in the Exchange Offer.
     Series B Warrants and Series B-1 warrants to purchase a total of 201,874 and 13,421 shares, respectively, of common stock remain outstanding as of April 30, 2006.
     The Company has also issued warrants in connection with its Series 2-A Preferred Stock and various warrants in connection with payment of services. The warrants issued in connection with the Series 2-A Preferred Stock have an exercise price of $14.20 per share. The warrants issued in connection with the payment of services have exercise prices ranging from $2.00 to as high as $347.20 per share.
     In connection with the Exchange Offer, warrants to purchase an aggregate of 26,216 shares of common stock were cancelled by holders who initially received these warrants in connection with the issuance of the Company’s Series 2-A Preferred Stock.
     During the second quarter of Fiscal 2006, pursuant to the Financing, the Company issued warrants to purchase an aggregate of 886,800 shares of common stock to the Investors. These warrants have an initial exercise price of $0.50 per share and, if exercised, in the aggregate would be exercisable into 886,800 shares of common stock, representing 10.6% of the Company’s common stock, on a fully diluted basis.
     As described above in Note 6, during the third quarter of Fiscal 2006, the Company issued 727,500 warrants to purchase common stock. These warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, $67,000 was recorded as deferred compensation as of April 30, 2006, and the amortization recognized was $13,000 in the first quarter of Fiscal 2007.
     The following table summarizes information about warrant transactions for the first quarter of Fiscal 2007:

		Weighted-Average
	Number of Shares of Common Stock	Exercise Price Per Share
	Three Months Ended April 30, 2006	As of April 30, 2006
Warrants outstanding at beginning of the period	1,733,345	$0.60
Granted	—	—
Exercised	—	—
Cancelled or Expired	—	—
Converted	—	—

Warrants outstanding at end of the period	1,733,345	$0.60

Warrants exercisable at end of the period	1,733,345	$0.60

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Issuance of Series B Preferred Stock by Subsidiary
     On December 2, 2005, through newly created indirect subsidiaries, the Company entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California (the “San Diego ASCs”). The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock of two of the acquisition entities, which preferred stock will be exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements.
     On March 13, 2006, through two of the indirect subsidiaries created to complete the acquisition of the San Diego ASCs, the Company entered into amendments to each of the two purchase agreements described above, pursuant to which the Company completed the acquisition from Surgical Ventures, Inc. of a 19.99% limited partnership interest in each of the San Diego ASCs. Copies of these amendments, including all exhibits thereto, were filed with the SEC as Exhibits 10.3 and 10.4 to a Current Report on Form 8-K filed on March 16, 2006. The terms and conditions relating to each of the acquisitions remained substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. The aggregate consideration for each of the 19.99% limited partnership interests purchased was $499,750 payable in preferred stock of each of the acquisition entities, which preferred stock is exchangeable into shares of the Company’s common stock as described above. Pursuant to the terms of these amendments, the Company has the right to purchase an additional 31.01% interest in each of the San Diego ASCs upon the satisfaction of certain closing conditions, as described in the amendments. The aggregate consideration for the acquisition of the additional 31.01% interest in each of the San Diego ASCs, assuming such acquisitions are consummated, will be $750,250 each, payable in additional preferred stock of the acquisition entities, which additional preferred stock will also be exchangeable into shares of the Company’s common stock as described above. Audits of each of the San Diego ASCs are currently being conducted and completion of these acquisitions is pending completion of these audits, which the Company expects will occur during the second or third quarter of Fiscal 2007.
     As of April 30, 2006, Series B Exchangeable Redeemable Preferred Stock issued by subsidiaries totaled $999,500, representing the face value of preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above. This preferred stock is exchangeable into shares of the Company’s common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009.
9. Advance to CSA II, LLC
     On April 28, 2006, the Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of the Company’s directors. Under the terms of this agreement, the Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation, pursuant to a private placement of $112,000,008 of securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. This advance is repayable in full on November 30, 2007. In addition, for consideration of $239.38, the Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis, upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, the Company received a partial repayment of this advance in the amount of $60,653.70. In addition, in June 2006, the Company was reimbursed $75,000, representing expenses associated with this advance.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Commitments and Contingencies
Operating Leases
     The Company leased its remaining operating facility in La Jolla, California under a non-cancelable operating lease that expired in May 2006. The Company expects to enter new facilities in the second or third quarter of Fiscal 2007. As of April 30, 2006, the Company’s only future minimum lease commitments were $9,000 for Fiscal 2007, with no future minimum lease commitments after Fiscal 2007.
Litigation
     The Company is not party to any outstanding legal proceedings or claims.
11. Subsequent Events
     In May 2006 and June 2006, the Company received subscriptions for an aggregate of $344,000 to purchase 215 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 129,999 shares of common stock in a private placement, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement to be executed upon the closing of this transaction, from a group of investors that includes Hope & Abel Investments, LLC, an affiliate of David Hirschhorn, the Company’s Co-Chairman and Co-Chief Executive Officer, in the amount of $25,000; Todd Parker, the Company’s Co-Chairman and Co-Chief Executive Officer, in the amount of $35,000; and Dennis M. Smith, one of the Company’s directors, in the amount of $25,000. The Company expects to close this transaction during the second quarter of Fiscal 2007, and may receive additional subscriptions prior to such closing.
     On June 23, 2006, through the indirect subsidiaries created to complete the acquisition from Surgical Ventures, Inc. of two separate outpatient surgical centers in San Diego, California (the “San Diego ASCs”) and Surgical Center Acquisition Holdings, Inc., the direct subsidiary created to serve as the holding company for those acquisition entities, the Company entered into two separate financing agreements pursuant to which it agreed that at the second closing of the acquisition of the San Diego ASCs, which is expected to take place in the second or third quarter of Fiscal 2007, the Company will loan to each of the San Diego ASCs an amount equal to the aggregate amount of all working capital advances paid by Surgical Ventures, Inc. to the San Diego ASCs between the date of these financing agreements and the date of such second closing. These loans will be made pursuant to loan agreements that will be executed at such second closing and that will provide for such terms and such maturity date as may be mutually agreed upon by Surgical Center Acquisition Holdings, Inc. and the San Diego ASCs in their reasonable good faith discretion.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.
FORWARD LOOKING STATEMENTS
     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, possession of significant voting control over us by the holders of our Series 5-A Preferred Stock, our limited cash resources, our ability to redirect and finance our business, our significant corporate and SEC-related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation, other risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, under the heading “Risk Factors,” and the risks discussed in our other SEC filings.
OVERVIEW
OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2007” AND “2006” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2007 AND 2006, RESPECTIVELY, RATHER THAN CALENDAR YEARS.
RECENT DEVELOPMENTS
     San Diego Surgical Center Acquisitions. On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California (the “San Diego ASCs”). The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock of two of the acquisition entities, which preferred stock will be exchangeable into shares of our common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements. Each of the purchase agreements contains customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights. Each of the purchase agreements may also be terminated at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination.
     Amendments to San Diego Surgical Center Acquisition Agreements. On March 13, 2006, through two of the indirect subsidiaries created to complete the acquisition of the San Diego ASCs, we entered into amendments to each of the two purchase agreements described above, pursuant to which we completed the acquisition from Surgical Ventures, Inc. of a 19.99% limited partnership interest in each of the San Diego ASCs. Copies of these amendments, including all exhibits thereto, were filed with the SEC as Exhibits 10.3 and 10.4 to a Current Report on Form 8-K filed on March 16, 2006. The terms and conditions relating to each of the acquisitions remained substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. The aggregate consideration for each of the 19.99% limited partnership interests purchased was $499,750 payable in preferred stock of each of the acquisition entities, which preferred stock is exchangeable into shares of our common stock as described above. These amendments modify certain of the customary representations, warranties, covenants, closing conditions, and termination rights set forth in the purchase agreements, but do not modify the mutual indemnity provisions or the provisions allowing termination at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination. Pursuant to the terms of these amendments, we have the right to purchase an additional 31.01% interest in each of the San Diego ASCs upon the satisfaction of certain closing conditions, as described in the amendments. The aggregate consideration for the acquisition of the additional 31.01% interest in each of the San Diego ASCs, assuming such acquisitions are consummated, will be $750,250 each, payable in additional preferred stock of the acquisition entities, which additional preferred stock will also be exchangeable into shares of our common stock as described above. Audits of each of the San Diego ASCs are currently being conducted and completion of these acquisitions is pending completion of these audits, which we expect will occur during the second or third quarter of Fiscal 2007.
     CSA II Agreement. On April 28, 2006, we entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of our directors. Under the terms of this agreement, we advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation, pursuant to a private placement of $112,000,008 of securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. This advance is repayable in full on November 30, 2007. In addition, for consideration of $239.38, we purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis, upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, we received a partial repayment of this advance in the amount of $60,653.70. In addition, in June 2006, we were reimbursed $75,000, representing expenses associated with this advance.
SUBSEQUENT EVENTS
     Letter of Intent for Surgical Center Management Company. On May 8, 2006, we entered into a letter of intent to acquire 51% of the issued and outstanding limited liability company interests of a surgical center management company. The aggregate consideration for this acquisition will be $8,000,000 in cash, which we intend to finance via a private placement of equity, debt and/or equity-linked securities with institutional investors. In addition, we will arrange financing in the amount of $22,000,000 to finance this target company’s working capital and future acquisition plans, subject to terms to be set out in definitive documentation. The letter of intent may be terminated by us or by the target company without penalty at any time.
     Subscriptions for Additional Series 5-A Preferred Stock and Warrants. In May 2006 and June 2006, we received subscriptions for an aggregate of $344,000 to purchase an additional 215 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 129,999 shares of common stock in a private placement, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement to be executed upon the closing of this transaction, from a group of investors that includes Hope & Abel Investments, LLC, an affiliate of David Hirschhorn, our Co-Chairman and Co-Chief Executive Officer, in the amount of $25,000; Todd Parker, our Co-Chairman and Co-Chief Executive Officer, in the amount of $35,000; and Dennis M. Smith, one of our directors, in the amount of $25,000. We expect to close this transaction during the second quarter of Fiscal 2007, and may receive additional subscriptions prior to such closing.
     Interim Financing Agreements for San Diego ASCs. On June 23, 2006, through the indirect subsidiaries created to complete the acquisition of the San Diego ASCs and Surgical Center Acquisition Holdings, Inc., the direct subsidiary created to serve as the holding company for those acquisition entities, we entered into two separate financing agreements pursuant to which we agreed that at the second closing of the acquisition of the San Diego ASCs, which is expected to take place in the second or third quarter of Fiscal 2007, we will loan to each of the San Diego ASCs an amount equal to the aggregate amount of all working capital advances paid by Surgical Ventures, Inc. to the San Diego ASCs between the date of these financing agreements and the date of such second closing. These loans will be made pursuant to loan agreements that will be executed at such second closing and that will provide for such terms and such maturity date as may be mutually agreed upon by Surgical Center Acquisition Holdings, Inc. and the San Diego ASCs in their reasonable good faith discretion.

CURRENT OPERATIONS
     Following the completion of the Exchange Offer in November 2004, we reduced our headcount significantly. Following the Financing in July 2005, we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions, and we are in discussion with a number of companies. As described above, on December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc. a controlling interest in the San Diego ASCs. On March 13, 2006, we closed on the purchase of an initial 19.99% limited partnership interest in each of the San Diego ASCs, and upon completion of audits of each of the San Diego ASCs we expect to acquire an additional 31.01% of each, for a total of 51% ownership of each, and to become the general partner of each. The second closing, which is expected to take place in the second or third quarter of Fiscal 2007, will permit us to consolidate the operating results of the San Diego ASCs into our financial results.
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
STRATEGY
     Our strategy is to build shareholder value through the acquisition of controlling interests in small- to medium-sized “platform” companies across discreet industries in the business, healthcare and energy services sectors, in addition to the acquisition of the San Diego ASCs as described above. We expect to pursue additional funding opportunities to finance this strategy. We are targeting business services companies valued at $3 million to $50 million with the following attributes:
•	Process-intensive businesses and/or businesses with differentiating assets.

•	Businesses that operate in a fragmented competitive landscape with the potential for both organic growth and growth through consolidation.

•	Companies lending themselves to a partnership with TIGroup™, with the seller retaining a continued involvement in the success of the business and the success of TIGroup™.

•	Diverse client base with strong retention traits.

•	Positive cash flow, which can be improved with better operating efficiencies.
     We target companies in industries that can benefit from leveraging differentiating assets through the capital markets, or where process intensive activities can be improved through offshoring, adaptation of technology or both.
•	Healthcare delivery and processing services including ambulatory surgical centers, data and billing management and claims processing.

•	Financial processing services including accounting, tax preparation and accounts receivable and payable management.

•	Asset management services including funds management and benefits management.

•	Resources services including support functions for the energy industry.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended
	April 30,
	2006	2005
Revenue from Services	$—	$—

Costs and expenses:
Cost of revenue from Services	—	—
Selling, general and administrative expenses	331	461
Amortization of stock-based compensation	47	—

Total costs and expenses, net	378	461

Operating loss	(378)	(461)

Interest income	2	—

Net loss from operations before taxation	(376)	$(461)

Taxation	—	—

Net loss	$(376)	$(461)

Net loss available to common shareholders	$(376)	$(461)

MATERIAL CHANGES IN RESULTS OF OPERATIONS – THREE MONTHS ENDED APRIL 30, 2006, COMPARED TO THREE MONTHS ENDED APRIL 30, 2005
AS NOTED ABOVE, IN FISCAL 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% OF OUR REVENUES IN FISCAL 2005. THEREFORE, A QUARTER-TO-QUARTER COMPARISON OF THE THREE MONTHS ENDED APRIL, 30, 2006 TO THE THREE MONTHS ENDED APRIL 30, 2005 WOULD NOT ENHANCE A READER’S UNDERSTANDING OF OUR CURRENT FINANCIAL CONDITION, CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.
REVENUE
     We did not derive any revenue from continuing operations in the first quarter of Fiscal 2007 or Fiscal 2006, due to the cessation of our consulting services business in December 2004.
COST OF REVENUE
     No cost of revenue was incurred in the first quarter of Fiscal 2007 or Fiscal 2006.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services.
     Selling, general and administrative expenses relating to continuing operations decreased by 28% to $0.331 million in the first quarter of Fiscal 2007 from $0.461 million in the same period one year ago. As noted in “Business – Current Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, we rely on Vsource Asia to provide us with infrastructure and administrative services, including accounting support, and the monthly fees for these services, which totaled $27,000 in the first quarter of Fiscal 2007, are included within selling, general and administrative expenses.
AMORTIZATION OF STOCK-BASED COMPENSATION
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $27,000 and nil in the first quarter of Fiscal 2007 and Fiscal 2006, respectively.
     In addition, during the third quarter of Fiscal 2006, we issued 727,500 warrants to purchase common stock. All of these warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. We issued these warrants for participation on our Advisory Board. The warrants became one-third vested upon issuance and vest an additional third after each calendar year. The warrants will be fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period. The amortization recognized is $13,000 and nil in the first quarter of Fiscal 2007 and Fiscal 2006, respectively.
     In addition, on November 17, 2005, our Board of Directors approved the grants to two independent directors of options to purchase a total of 360,000 shares of our common stock, which options vest in quarterly increments over three years. All of these options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period. The amortization recognized is $7,000 and nil in the first quarter of Fiscal 2007 and Fiscal 2006, respectively.

INTEREST INCOME
     Interest income increased to $2,000 for the first quarter of Fiscal 2007 compared to nil in the first quarter of Fiscal 2006.
BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
     The weighted average number of shares of 3,673,992 for the first quarter of Fiscal 2007 increased from 2,074,085 for the first quarter of Fiscal 2006, representing an increase of 1,599,907 shares. This increase mainly resulted from the issuance in November 2005 of 1,250,000 shares and 350,000 shares, respectively, of restricted common stock to David Hirschhorn and Todd Parker, our Co-Chairmen and Co-Chief Executive Officers, pursuant to their employment agreements with us.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT APRIL 30, 2006, COMPARED TO JANUARY 31, 2006:
CASH AND CASH EQUIVALENTS
     As of April 30, 2006, cash and cash equivalents totaled $0.633 million, down $0.656 million from $1.289 million at January 31, 2006, a decrease of 51%. This decrease in cash and cash equivalents was due to cash used in operations of $0.323 million for the three months ended April 30, 2006 and the advance of $0.333 million to CSA II, LLC on April 28, 2006, as described above under the heading “RECENT DEVELOPMENTS.”
PREPAID EXPENSES
     As of April 30, 2006, prepaid expenses totaled $34,000, down $11,000 from $45,000 at January 31, 2006, a decrease of 24%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance to expense over the period of insurance coverage.
INVESTMENTS
     As of April 30, 2006, investments amounted to $999,500, representing the purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above under the heading “RECENT DEVELOPMENTS.” There were no investments outstanding at April 30, 2005.
ADVANCE
     As of April 30, 2006, we recorded an outstanding advance in the amount of $0.333 million to CSA II, LLC, as described above under the heading “RECENT DEVELOPMENTS.” On May 24, 2006, we received a partial repayment of this advance in the amount of $60,653.70. No advance was outstanding at April 30, 2005.
ACCOUNTS PAYABLE
     As of April 30, 2006, accounts payable were $0.30 million, a decrease of $0.09 million, or 23%, from $0.39 million at January 31, 2006. The decrease was due to lower costs associated with cost saving initiatives and timely payments made to the suppliers in the first quarter of Fiscal 2007.
ACCRUED EXPENSES AND STAFF ACCRUALS
     As of April 30, 2006, accrued expenses and staff accruals were recorded at $0.240 million, an increase of $0.087 million, or 54%, from $0.161 million at January 31, 2006. The increase was primarily due to provision for Delaware franchise taxes, provision of professional services, and provision of accounting services provided by Vsource Asia.

EXCHANGEABLE REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARIES
     As of April 30, 2006, Series B Exchangeable Redeemable Preferred Stock issued by subsidiaries totaled $999,500, representing the face value of preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above under the heading “RECENT DEVELOPMENTS.” This preferred stock is exchangeable into shares of our common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009. There was no preferred stock issued by subsidiaries outstanding at April 30, 2005.
RESTRICTED COMMON STOCK
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock valued at $320,000 to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and is being amortized over the three-year term of the employment agreements. The shares were issued in November 2005.
WARRANTS
     During the third quarter of Fiscal 2006, we issued warrants to purchase 727,500 shares of our common stock. All of these warrants were issued with Black-Scholes assumptions of 50% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35. We issued these warrants for participation on our advisory board. The warrants became one-third vested upon issuance and vest an additional third after each calendar year. The warrants will be fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on April 30, 2006, $67,000 was recorded as deferred compensation.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents totaled $0.633 million as of April 30, 2006, as compared to $1.289 million at January 31, 2006, a decrease of $0.66 million or 51%. As of April 30, 2006, we had working capital of $0.7 million and a shareholders’ deficit of $0.6 million, as compared to working capital of $1.5 million and shareholders’ equity of $1.3 million as of April 30, 2005. The decrease in working capital and shareholders’ equity is primarily due to costs associated with staffing, administration and reporting during a period when we have had limited operations. These costs were offset partially by new funds raised through the issuance and sale of new shares of our Series 5-A Preferred Stock. We had no long term liabilities as of April 30, 2006 or 2005. To date, we have financed our operations primarily through preferred stock financing. During the three months ended April 30, 2006, we used net cash of $0.656 million for operating activities and investments.
     Net cash used in operating activities for the three months ended April 30, 2006 was $0.323 million, a decrease of $0.416 million, or 56%, from $0.739 million in the same quarter for the prior year. The decrease was due to reduced expenditures associated with winding down activities following the completion of the Symphony House transaction in November 2004, as described our in Annual Report on Form 10-K for the fiscal year ended January 31, 2006.
     Net cash used in investing activities in the first quarter of Fiscal 2007 was $0.333 million as compared with net cash generated of approximately $23,000 in the first quarter of Fiscal 2006. The change was primarily due to the acquisition of the 19.99% limited partnership interests in the San Diego ASCs and the advance to CSA II, LLC, each as described above under the heading “RECENT DEVELOPMENTS.”
     Cash generated in respect of financing activities totaled $999,500 in the first quarter of Fiscal 2007, representing the face value of the preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above under the heading “RECENT DEVELOPMENTS.” There was no cash generated or used from financing activities in the first quarter of Fiscal 2006.

     Following the completion of the Exchange Offer in November 2004, we reduced our headcount significantly. Following the Financing in July 2005, we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.
     As of April 30, 2006, we had liabilities of $0.5 million and our main assets consisted of cash and cash equivalents of $0.63 million. In May 2006 and June 2006 we received subscriptions for an aggregate of $344,000 to purchase shares of our Series 5-A Preferred Stock and warrants to purchase common stock, as described above under the heading “SUBSEQUENT EVENTS.” We expect to close this transaction during the second quarter of Fiscal 2007, and may receive additional subscriptions prior to such closing.
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
CRITICAL ACCOUNTING POLICIES
     For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on form 10-K for the year ended January 31, 2006. Critical accounting policies affecting us have not changed materially since January 31, 2006.
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. We have adopted SFAS No. 123R as of the first quarter of Fiscal 2007. We do not expect the adoption of SFAS No. 123R to have a significant impact on our financial position or results of operations until such time as we have share-based payments.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 was effective for us as of February 1, 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2006. Our exposure to market risk has not changed materially since January 31, 2006.

Item 4.	CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, each of our co-Chief Executive Officers, who also act as our Co-Chief Financial Officers, has concluded that he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) were not effective as of April 30, 2006.
     (b) Changes in Internal Control Over Financial Reporting: There was no significant change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended April 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. RISK FACTORS
     The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006. For the quarter ended April 30, 2006, there has been no significant change to the identified risk factors.
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
Item 5. OTHER INFORMATION
     None.

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk (*) have been previously filed with the Securities and Exchange Commission (“SEC”) as indicated and are incorporated herein by reference):

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000 (the “November 14, 2000 Form 8-K”))

3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20. 2005)

10.1*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on December 7, 2005)

10.2*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on December 7, 2005)

10.3*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the SEC on March 16, 2006)

10.4*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Company’s Form 8-K, as filed with the SEC on March 16, 2006)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2006		Tri-Isthmus Group, Inc.

(Registrant)

	By:	/s/ David Hirschhorn

David Hirschhorn
Co-Chief Executive Officer

Date: July 13, 2006		/s/ David Hirschhorn

David Hirschhorn
Co-Chief Financial Officer
(Co-Principal Financial Officer)

Date: July 13, 2006		/s/ Todd Parker

Todd Parker
Co-Chief Financial Officer
(Co-Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000 (the “November 14, 2000 Form 8-K”))

3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

10.1*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on December 7, 2005

10.2*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on December 7, 2005)

10.3*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the SEC on March 16, 2006)

10.4*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Company’s Form 8-K, as filed with the SEC on March 16, 2006)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.