Form 10-Q
period 2006-07-31
TRI-ISTHMUS GROUP, INC.
filed 2006-09-19
CIK 1003226

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
COMMISSION FILE NO.: 000-30326
TRI-ISTHMUS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0557617
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

149 South Barrington Avenue, Suite 808
Los Angeles, California	90049
(Address of Principal Executive Offices)	(Zip Code)
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
Large Accelerated Filer ☐            Accelerated Filer ☐           Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes           ☑ No

Number of shares of common stock outstanding as of September 13, 2006	3,673,967
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of September 13, 2006	67,600
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of September 13, 2006	3,900
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of September 13, 2006	0
Number of shares of Series 5-A Convertible Preferred Stock outstanding as of September 13, 2006	1,478

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	July 31, 2006	January 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$334	$1,289
Advance (note 9)	272	—
Prepaid expenses	27	45
Other current assets	186	244

Total current assets	819	1,578

Property and equipment, net	0	1
Long term investments (note 8)	1,000	—

Total assets	$1,819	$1,579

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124	$391
Accrued expenses	195	150
Staff accruals	9	11

Total current liabilities	328	552

Commitments and contingencies (Note 10)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	July 31, 2006	January 31, 2006
Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of July 31 and January 31, 2006)
(Aggregate liquidation value is $169 as of July 31 and January 31, 2006)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of July 31 and January 31, 2006)
(Aggregate liquidation value is $25 as of July 31 and January 31, 2006)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 3,752 shares authorized; 1,478 shares issued and outstanding as of July 31 and January 31, 2006)
(Aggregate liquidation value is $1,478 as of July 31 and January 31, 2006)
(Aggregate redemption value is $1,774 as of July 31 and January 31, 2006)	1,266	1,266

Series B preferred stock issued by subsidiary (note 8) ($0.01 per value, 38,250 shares authorized, 19,990 and 0 shares issued and outstanding as of July 31 and January 31, 2006, respectively)
(Aggregate redemption value is $1,000 and nil as of July 31 and January 31, 2006, respectively)	1,000	—

Receivable from issuance of preferred stock Series 5-A	(150)	(150)

Total preferred stock	2,307	1,307

Shareholders’ equity:
Common stock ($0.01 par value, 100,000,000 shares authorized; 3,673,978 and 3,673,992 shares issued and outstanding as of July 31 and January 31, 2006, respectively)	37	37
Additional paid-in capital	65,263	65,263
Accumulated deficit	(65,742)	(65,114)
Deferred stock-based compensation	(322)	(416)
Other comprehensive loss	(52)	(50)

Total shareholders’ equity	(816)	(280)

Total liabilities, preferred stock and shareholders’ equity	$1,819	$1,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenue from services	$—	$—	$—	$—

Costs and expenses:
Cost of revenue from services	—	—	—	—
Selling, general and administrative expenses	206	452	537	913
Amortization of stock-based compensation	47	—	94	—

Total costs and expenses, net	253	452	631	913

Operating loss	(253)	(452)	(631)	(913)

Interest income	0	1	2	1

Net loss from operations before taxation	$(253)	$(451)	$(629)	$(912)

Taxation	—	—	—	—

Net loss	(253)	(451)	(629)	(912)

Net loss available to common shareholders (Note 5)	$(253)	$(451)	$(629)	$(912)

Net loss per common share:
Basic	$(0.07)	$(0.22)	$(0.17)	$(0.44)
Diluted	N/A	N/A	N/A	N/A
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended July 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(629)	$(912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	12
Write off of property and equipment	1	—
Bad debt provision	—	12
Loss on disposal of property and equipment	—	22
Amortization of stock-based compensation	94	—
Changes in working capital components	(149)	608

Net cash used in operating activities	(683)	(258)

Cash flows from investing activities:
Advance (note 9)	(272)	—
Purchase of property and equipment	—	(2)
Proceeds from sale of property and equipment	—	1
Proceeds from disposal of subsidiaries	—	24

Net cash (used in) / provided by investing activities	(272)	23

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	1,328
Cost of issuance of preferred stock	—	(62)
Warrants cancelled	—	(140)

Net cash provided by financing activities	—	1,126

Net (decrease)/increase in cash and cash equivalents	(955)	891
Cash and cash equivalents at beginning of period	1,289	1,064

Cash and cash equivalents at end of period	$334	$1,955

Non cash financing and investing activities:
Issuance of Series B Preferred Stock by subsidiary (Note 8)	$1,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements of Tri-Isthmus Group, Inc (f/k/a Vsource, Inc) (the “Company”) as of July 31, 2006 and January 31, 2006 and for the six month periods ended July 31, 2006 and 2005, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the fiscal year ended January 31, 2006 (“Fiscal 2006”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
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
Future Funding
     The Company has sustained operating losses since its inception and has an accumulated deficit of approximately $65.7 million as of July 31, 2006 that has been funded primarily through preferred stock financings and cash generated from the disposal of its interest in Vsource Asia Berhad, a Malaysian company and the Company’s former operating subsidiary (“Vsource Asia”). The Company disposed of its business operations during Fiscal 2006 and no longer has any active business operations. On July 18, 2005, the Company entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, pursuant to which it issued and sold 1,478 shares of a newly-created class of preferred stock, known as Series 5-A Convertible Preferred Stock, and warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors (the “Investors”) led by Hope & Abel Investments, LLC of Los Angeles, California, in exchange for an aggregate purchase price of $1.478 million (the “Financing”). Following the Financing in July 2005, the Company continued to operate with a minimal two person staff comprised of its Co-Chief Executive Officers. The Company’s new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.
     As of July 31, 2006, the Company had liabilities of $0.3 million and its main assets consisted of investment of $1.0 million and cash and cash equivalents of $0.334 million. In May, June and August 2006, the Company received subscriptions for an aggregate of $364,000 to purchase additional shares of Series 5-A Preferred Stock and warrants to purchase shares of common stock in a private placement. As described in Note 11, this transaction closed in September 2006.
     The Company’s management believes that it has adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock financing completed in September 2006, for the Company to continue in operation for at least 12 months from the balance sheet date. Therefore, the Company has prepared its financial statements on a going concern basis.

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
Stock-Based Compensation
     See Note 6.
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
2. Other Current Assets

	July 31, 2006	January 31, 2006
	(in thousands)
Other current assets:
Deposits	$82	$140
Other receivables	104	104

	$186	$244

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Net (Loss)/Profit Available to Common Shareholders
     The following table is a calculation of net loss available to common shareholders:

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net loss	$(253)	$(451)	$(629)	$(912)

Less: Deemed non-cash dividend to preferred shareholders	—	—	—	—

Net loss available to common shareholders	$(253)	$(451)	$(629)	$(912)

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

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
			(in thousands, except per
	(in thousands, except per share data)		share data)
Numerator for basic and diluted loss per share:
Net loss — continuing operations	$(253)	$(451)	$(629)	$(912)
Net (loss)/income — discontinued operations	—	—	—	—

Net loss	$(253)	$(451)	$(629)	$(912)

Denominator for basic and diluted loss per share — weighted average shares	3,673,992	2,074,032	3,673,992	2,074,058

Net loss per common share:
Continuing operations
Basic	$(0.07)	$(0.22)	$(0.17)	$(0.44)
Diluted	N/A	N/A	N/A	N/A
Total
Basic	$(0.07)	$(0.22)	$(0.17)	$(0.44)
Diluted	N/A	N/A	N/A	N/A
As the Company had a net loss for the three months and six months ended July 31, 2006, potential common stock outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Comprehensive loss
     The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net loss available to common shareholders	$(253)	$(451)	$(629)	$(912)

Other comprehensive (loss)/gain foreign currency translations	—	(5)	(2)	1

Comprehensive loss	$(253)	$(456)	$(631)	$(911)

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
     The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the fiscal quarter ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123; and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
     The Company’s loss from operations and net loss did not change for the six months ended July 31, 2006 as a result of adopting FAS123R.
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, the Company’s Co-Chairmen of the Board and Co-Chief Executive Officers, the Company’s Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr Hirschhorn to receive 1,250,000 shares and Mr Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation and will be amortized over the three-year term of employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $53,000 for the six months ended July 31, 2006.
     During the third quarter of Fiscal 2006, the Company issued 727,500 warrants to purchase common stock. All of these warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The Company issued these warrants for participation on its Advisory Board. The warrants became one-third vested upon issuance and vest an additional third after each calendar year. The warrants will be fully vested after two years. The warrants has a calculated value of $161,001 which is recognized over the vesting period. The amortization is $27,000 for the six months ended July 31, 2006.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     On November 17, 2005, the Company’s Board of Directors approved the grants to two independent directors of options to purchase a total of 360,000 shares of common stock, which options vest in quarterly increments over three years. All of these options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rate of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period. The amortization recognized is $14,000 for the six months ended July 31, 2006.
2001 Stock Options/Stock Issuance Plan
     In November 2001, the Company’s 2001 Stock Option/Stock Issuance Plan (the “2001 Plan”) was adopted by the stockholders of the Company. The 2001 Plan allows for the issuance of incentive stock options, non-statutory stock options and shares of common stock for either the immediate purchase of shares or as a bonus for services rendered, up to a maximum number of shares of the Company’s common stock equal to 20% of the total shares of common stock outstanding at the time the calculation is made, including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable (but in the case of incentive stock options, no more than 20,000,000 shares of common stock). Options are generally granted for a term of ten years and generally vest over periods ranging from one to three years, but automatically expire if not exercised within three months of termination of service to the Company other than by reason of death or disability. The Company has granted various non-qualified stock options under the 2001 Plan to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant. However, 94,767 of these options were granted to executives or employees whose service to the Company was terminated without the required exercise of any of such options prior to the fiscal year ended January 31, 2007 (“Fiscal 2007”). Therefore, 94,767 options previously recorded as outstanding expired according to the terms of the 2001 Plan and were recorded as cancelled during the first quarter of Fiscal 2007. As of July 31, 2006, the number of shares of common stock issuable upon exercise of outstanding options under the 2001 Plan was 3,750 and the maximum number of shares issuable under the 2001 Plan was 1,680,718. The Company’s Board of Directors intends to terminate the 2001 Plan during the third quarter of Fiscal 2007, and concurrently with such termination of the 2001 Plan will request that the director of the Company who currently holds all 3,750 options outstanding under the 2001 Plan surrender such 3,750 options.
     The following summarizes activities with respect to stock options of the Company during the first half of Fiscal 2007:

		Weighted-Average
	Number of Options	Exercise Price Per Share
	Six Months Ended July 31, 2006	As of July 31, 2006
Options outstanding at beginning of the period	458,517	$1.88
Granted	—	—
Exercised	—	—
Cancelled	94,767	1.48
Forfeited	—	—

Options outstanding at end of the period	363,750	$0.42

Options vested/exercisable at end of the period	363,750	$0.42

     The following summarizes information for stock options outstanding as of July 31, 2006:

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	9.0
$2.00	3,750	$2.00	6.0

	363,750	$0.42

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Warrants
     As a condition of entering into the exchangeable note purchase agreements for the Series B Notes and the Series B-1 Notes (which were extinguished during the fiscal year ended January 31, 2003), the Company agreed to issue warrants to purchase 1.8 million shares of its common stock with an exercise price of $2.00 per share. In connection with the private placement and exchange completed on October 25, 2002, Series B Warrants and Series B-1 Warrants to purchase 1.5 million shares of the Company’s common stock were exchanged for Series 4-A Preferred Stock. On January 6, 2003, Series B Warrants and Series B-1 Warrants to purchase a total of 41,783 shares of the Company’s common stock were exchanged for Series 4-A Preferred Stock. Series B Warrants to purchase a total of 8,968 shares of the Company’s common stock were cancelled by holders who participated in the Exchange Offer in November 2004. Series B-1 warrants to purchase a total of 6,710 shares of the Company’s common stock were cancelled by holders who participated in the Exchange Offer. All of the remaining 219,374 Series B warrants expired on July 12, 2006. Following these transactions, no Series B and 13,421 Series B-1 warrants remained outstanding as of July 31, 2006. The remaining 13,421 Series B-1 Warrants outstanding are scheduled to expire on January 30, 2007 and February 17, 2007. The Company also issued warrants to Jefferies & Company, Inc. to purchase 10,000 shares of common stock with an exercise price of $2.00, as consideration for providing financial advisory services to the Company in connection with the acquisition of NetCel360. These warrants expired on July 5, 2006.
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
     During the second quarter of Fiscal 2006, pursuant to the Financing, the Company issued warrants to purchase an aggregate of 886,800 shares of common stock to the Investors. These warrants have an initial exercise price of $0.50 per share and, if exercised, in the aggregate would be exercisable into 886,800 shares of common stock, representing 9.2% of the Company’s common stock, on a fully diluted basis.
     As described above in Note 6, during the third quarter of Fiscal 2006, the Company also issued 727,500 warrants to purchase common stock to members of the Company’s Advisory Board. These warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on July 31, 2006, $54,000 was recorded as deferred compensation and amortization of $27,000 was recognized for the six months ended July 31, 2006.
     The following table summarizes information about warrant transactions for the first half of Fiscal 2007:

		Weighted-Average
	Number of Shares of Common Stock	Exercise Price Per Share
	Six Months Ended July 31, 2006	As of July 31, 2006
Warrants outstanding at beginning of the period	2,097,095	$0.56
Granted	—	—
Exercised	—	—
Cancelled or Expired	(469,374)	(0.94)
Converted	—	—

Warrants outstanding at end of the period	1,627,721	$0.45

Warrants exercisable at end of the period	1,385,221	$0.46

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Issuance of Series B Preferred Stock by Subsidiary
     On December 2, 2005, through newly created indirect subsidiaries, the Company entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California (the “San Diego ASCs”). The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock issued by the two acquisition entities, which preferred stock will be exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements.
     On March 13, 2006, through two of the indirect subsidiaries created to complete the acquisition of the San Diego ASCs, the Company entered into amendments to each of the two purchase agreements described above, pursuant to which the Company completed the acquisition from Surgical Ventures, Inc. of a 19.99% limited partnership interest in each of the San Diego ASCs. Copies of these amendments, including all exhibits thereto, were filed with the SEC as Exhibits 10.3 and 10.4 to a Current Report on Form 8-K filed on March 16, 2006. The terms and conditions relating to each of the acquisitions remained substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. The aggregate consideration for each of the 19.99% limited partnership interests purchased was $499,750 payable in preferred stock of each of the acquisition entities, which preferred stock is exchangeable into shares of the Company’s common stock as described above. Pursuant to the terms of these amendments, the Company has the right to purchase an additional 31.01% interest in each of the San Diego ASCs upon the satisfaction of certain closing conditions, as described in the amendments. The aggregate consideration for the acquisition of the additional 31.01% interest in each of the San Diego ASCs, assuming such acquisitions are consummated, will be $750,250 each, payable in additional preferred stock of the acquisition entities, which additional preferred stock will also be exchangeable into shares of the Company’s common stock as described above. Audits of each of the San Diego ASCs are currently being conducted and completion of these acquisitions is pending completion of these audits, which the Company expects will occur during the third or fourth quarter of Fiscal 2007.
     As of July 31, 2006, Series B Exchangeable Redeemable Preferred Stock issued by subsidiaries totaled $999,500, representing the face value of preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above. This preferred stock is exchangeable into shares of the Company’s common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009.
9. Advance to CSA II, LLC
     On April 28, 2006, the Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of the Company’s directors. Under the terms of this agreement, the Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation, pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. This advance is repayable in full on November 30, 2007. In addition, for consideration of $239.38, the Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, the Company received a partial repayment of this advance in the amount of $60,654. On June 12, 2006, the Company was reimbursed $75,000, representing expenses associated with this advance.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. Commitments and Contingencies
Operating Lease
     The Company leased its remaining operating facility in La Jolla, California under a non-cancelable operating lease that expired in May 2006. The Company entered into a new lease arrangement with Collier International, which commenced July 21, 2006. As of July 31, 2006, the Company paid a deposit of $11,367.72 and initial monthly installment of basic rental of $3,537.30. The annual lease commitment is $42,447.60 for a lease term of three years.
Litigation
     The Company is not party to any outstanding legal proceedings or claims.
11. Subsequent Events
     Closing of Additional Series 5-A Preferred Stock and Warrants Financing. On September 18, 2006, the Company closed a private placement financing transaction pursuant to which it received an aggregate of $364,000 in exchange for the issuance of an additional 364 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 218,400 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement dated as of September 18, 2006. The group of investors for this private placement included Hope & Abel Investments, LLC, an affiliate of David Hirschhorn, the Company’s Co-Chairman and Co-Chief Executive Officer, for $25,000; Todd Parker, the Company’s Co-Chairman and Co-Chief Executive Officer, for $35,000; and Dennis M. Smith, one of the Company’s directors, for $25,000. The Company intends to file a Current Report on Form 8-K with more details regarding this private placement as soon as practicable after the date of this Quarterly Report, and no later than the filing deadline for such Current Report on Form 8-K.

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
RECENT DEVELOPMENTS
     San Diego Surgical Center Acquisitions. On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California (the “San Diego ASCs”). The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock issued by two of the acquisition entities, which preferred stock will be exchangeable into shares of our common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements. Each of the purchase agreements contains customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights. Each of the purchase agreements may also be terminated at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination.
     Amendments to San Diego Surgical Center Acquisition Agreements. On March 13, 2006, through two of the indirect subsidiaries created to complete the acquisition of the San Diego ASCs, we entered into amendments to each of the two purchase agreements described above, pursuant to which we completed the acquisition from Surgical Ventures, Inc. of a 19.99% limited partnership interest in each of the San Diego ASCs. Copies of these amendments, including all exhibits thereto, were filed with the SEC as Exhibits 10.3 and 10.4 to a Current Report on Form 8-K filed on March 16, 2006. The terms and conditions relating to each of the acquisitions remained substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. The aggregate consideration for each of the 19.99% limited partnership interests purchased was $499,750 payable in preferred stock of each of the acquisition entities, which preferred stock is exchangeable into shares of our common stock as described above. These amendments modify certain of the customary representations, warranties, covenants, closing conditions, and termination rights set forth in the purchase agreements, but do not modify the mutual indemnity provisions or the provisions allowing termination at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination. Pursuant to the terms of these amendments, we have the right to purchase an additional 31.01% interest in each of the San Diego ASCs upon the satisfaction of certain closing conditions, as described in the amendments. The aggregate consideration for the acquisition of the additional 31.01% interest in each of the San Diego ASCs, assuming such acquisitions are consummated, will be $750,250 each, payable in additional preferred stock of the acquisition entities, which additional preferred stock will also be exchangeable into shares of our common stock as described above. Audits of each of the San Diego ASCs are currently being conducted and completion of these acquisitions is pending completion of these audits, which we expect will occur during the third or fourth quarter of Fiscal 2007.
     CSA II Agreement. On April 28, 2006, we entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of our directors. Under the terms of this agreement, we advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation, pursuant to a private placement of $112,000,008 of securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. This advance is repayable in full on November 30, 2007. In addition, for consideration of $239.38, we purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, we received a partial repayment of this advance in the amount of $60,654. In addition, on June 12, 2006, we were reimbursed $75,000, representing expenses associated with this advance.
     Letter of Intent for Surgical Center Management Company. On May 8, 2006, we entered into a letter of intent to acquire 51% of the issued and outstanding limited liability company interests of a surgical center management company for aggregate consideration of $8,000,000, which we intended to finance via a private placement of equity, debt and/or equity-linked securities with institutional investors. This letter of intent has expired by its terms and we do not currently anticipate that we will continue to pursue this target company.
     Subscriptions for Additional Series 5-A Preferred Stock and Warrants. In May, June and August 2006, we received subscriptions for an aggregate of $364,000 to purchase additional shares of Series 5-A Preferred Stock and warrants in a private placement. As described below under the heading “SUBSEQUENT EVENTS,” this transaction closed in September 2006.
     Interim Financing Agreements for San Diego ASCs. On June 23, 2006, through the indirect subsidiaries created to complete the acquisition of the San Diego ASCs and Surgical Center Acquisition Holdings, Inc., the direct subsidiary created to serve as the holding company for those acquisition entities, we entered into two separate financing agreements pursuant to which we agreed that at the second closing of the acquisition of the San Diego ASCs, which did not occur during the second quarter and is now expected to take place in the third or fourth quarter of Fiscal 2007, we will loan to each of the San Diego ASCs an amount equal to the aggregate amount of all working capital advances paid by Surgical Ventures, Inc. to the San Diego ASCs between the date of these financing agreements and the date of such second closing. These loans will be made pursuant to loan agreements that will be executed at such second closing and that will provide for such terms and such maturity date as may be mutually agreed upon by Surgical Center Acquisition Holdings, Inc. and the San Diego ASCs in their reasonable good faith discretion.
SUBSEQUENT EVENTS
     Closing of Additional Series 5-A Preferred Stock and Warrants Private Placement. On September 18, 2006, we closed the private placement financing transaction described above, pursuant to which we received an aggregate of $364,000 in exchange for the issuance of an additional 364 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 218,400 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement dated as of September 18, 2006. The group of investors for this private placement included Hope & Abel Investments, LLC, an affiliate of David Hirschhorn, our Co-Chairman and Co-Chief Executive Officer, for $25,000; Todd Parker, our Co-Chairman and Co-Chief Executive Officer, for $35,000; and Dennis M. Smith, one of our directors, for $25,000. We intend to file a Current Report on Form 8-K with more details regarding this private placement as soon as practicable after the date of this Quarterly Report, and no later than the filing deadline for such Current Report on Form 8-K.

CURRENT OPERATIONS
     Following the completion of the Exchange Offer in November 2004, we reduced our headcount significantly. Following the Financing in July 2005, we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions, and we are in discussion with a number of companies. As described above, on December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc. a controlling interest in the San Diego ASCs. On March 13, 2006, we closed on the purchase of an initial 19.99% limited partnership interest in each of the San Diego ASCs, and upon completion of audits of each of the San Diego ASCs we expect to acquire an additional 31.01% of each, for a total of 51% ownership of each, and to become the general partner of each. The second closing, which did not occur during the second quarter and is now expected to take place in the third or fourth quarter of Fiscal 2007, will permit us to consolidate the operating results of the San Diego ASCs into our financial results.
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
•	Healthcare delivery and processing services including ambulatory surgical centers, data and billing management and claims processing.

•	Financial processing services including accounting, tax preparation and accounts receivable and payable management.

•	Asset management services including funds management and benefits management.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenue from services	$—	$—	$—	$—

Costs and expenses:
Selling, general and administrative expenses	206	452	537	913
Amortization of stock-based compensation	47	—	94	—

Total costs and expenses, net	253	452	631	913

Operating loss	(253)	(452)	(631)	(913)

Interest income	0	1	2	1

Net loss from operations before taxation	$(253)	$(451)	$(629)	$(912)

Taxation	—	—	—	—

Net loss	$(253)	$(451)	$(629)	$(912)

Net loss available to common shareholders (Note 5)	$(253)	$(451)	$(629)	$(912)

MATERIAL CHANGES IN RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JULY 31, 2006, COMPARED TO THE THREE AND SIX MONTHS ENDED JULY 31, 2005
AS NOTED ABOVE, IN FISCAL 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% OF OUR REVENUES IN FISCAL 2005. THEREFORE, A COMPARISON OF THE THREE AND SIX MONTHS ENDED JULY 31, 2006 TO THE THREE AND SIX MONTHS ENDED JULY 31, 2005 WOULD NOT ENHANCE A READER’S UNDERSTANDING OF OUR CURRENT FINANCIAL CONDITION, CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.
REVENUE
     We did not derive any revenue from continuing operations in the second quarter and first half of Fiscal 2007 or Fiscal 2006, due to the cessation of our consulting services business in December 2004.
COST OF REVENUE
     No cost of revenue was incurred in the second quarter and first half of Fiscal 2007 or Fiscal 2006.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services.
     Selling, general and administrative expenses relating to continuing operations decreased by 44% to $0.253 million in the second quarter of Fiscal 2007 from $0.452 million in the same period one year ago. Selling, general and administrative expenses relating to continuing operations for the first half of Fiscal 2007 decreased by 31% to $0.631 million from $0.913 million in the same period one year ago. As noted in “Business – Current Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, we rely on Vsource Asia to provide us with infrastructure and administrative services, including accounting support, and the monthly fees for these services, which totaled $15,000 and $42,000 in the second quarter and first half of Fiscal 2007, respectively, are included within selling, general and administrative expenses.
AMORTIZATION OF STOCK-BASED COMPENSATION
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $27,000 and nil in the second quarter of Fiscal 2007 and Fiscal 2006, respectively. For the first half of Fiscal 2007 and Fiscal 2006, the amortization recognized is $53,000 and nil respectively.
     In addition, during the third quarter of Fiscal 2006, we issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. We issued these warrants for participation on our Advisory Board. The warrants became one-third vested upon issuance and vest an additional third after each calendar year. The warrants will be fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period. The amortization recognized is $13,000 and nil in the second quarter of Fiscal 2007 and Fiscal 2006, respectively. For the first half of Fiscal 2007 and Fiscal 2006, the amortization recognized is $27,000 and nil respectively.
     In addition, on November 17, 2005, our Board of Directors approved the grants to two independent directors of options to purchase a total of 360,000 shares of our common stock, which options vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period. The amortization recognized is $7,000 and nil in the second quarter of Fiscal 2007 and Fiscal 2006, respectively. For the first half of Fiscal 2007 and Fiscal 2006, the amortization recognized is $14,000 and nil respectively.
INTEREST INCOME
     Interest income has dropped from $1,000 to $490 for the second quarter of Fiscal 2007 compared to the same period in Fiscal 2006. For the first six months of Fiscal 2007, interest income was $2,000, an increase of $1,000 compared to interest income of $1,000 in the same period one year ago.
BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
     The weighted average number of shares of 3,673,992 for the second quarter of Fiscal 2007 increased from 2,074,032 for the second quarter of Fiscal 2006, representing an increase of 1,599,960 shares. The weighted average number of shares of 3,673,992 for the first half of Fiscal 2007 increased from 2,074,058 for the first half of of Fiscal 2006, an increase of 1,599,934. This increase mainly resulted from the issuance in November 2005 of 1,250,000 shares and 350,000 shares, respectively, of restricted common stock to David Hirschhorn and Todd Parker, our Co-Chairmen and Co-Chief Executive Officers, pursuant to their employment agreements with us.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT JULY 31, 2006, COMPARED TO JANUARY 31, 2006:
CASH AND CASH EQUIVALENTS
     As of July 31, 2006, cash and cash equivalents totaled $0.334 million, down $0.955 million from $1.289 million at January 31, 2006, a decrease of 74%. This decrease in cash and cash equivalents was due to cash used in operations of $0.683 million for the six months ended July 31, 2006 and the advance of $0.272 million (net after partial repayment in May 2006) to CSA II, LLC as at July 31, 2006, as described above under the heading “RECENT DEVELOPMENTS.”
PREPAID EXPENSES
     As of July 31, 2006, prepaid expenses totaled $27,000, down $18,000 from $45,000 at January 31, 2006, a decrease of 40%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance to expense over the period of insurance coverage.
INVESTMENTS
     As of July 31, 2006, investments amounted to $999,500, representing the purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above under the heading “RECENT DEVELOPMENTS.” There were no investments outstanding at January 31, 2006.
ADVANCE
     As of July 31, 2006, we recorded an outstanding advance in the amount of $0.272 million (net of partial repayment of $60,654 received on May 24, 2006) to CSA II, LLC, as described above under the heading “RECENT DEVELOPMENTS.” No advance was outstanding at January 31, 2006.
ACCOUNTS PAYABLE
     As of July 31, 2006, accounts payable were $0.12 million, a decrease of $0.27 million, or 69%, from $0.39 million at January 31, 2006. The decrease was due to lower costs associated with cost saving initiatives.

ACCRUED EXPENSES AND STAFF ACCRUALS
     As of July 31, 2006, accrued expenses and staff accruals were recorded at $0.204 million, an increase of $0.043 million, or 27%, from $0.161 million at January 31, 2006. The increase was primarily due to provision for Delaware franchise taxes, provision of professional services, and provision of accounting services provided by Vsource Asia.
EXCHANGEABLE REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARIES
     As of July 31, 2006, Series B Exchangeable Redeemable Preferred Stock issued by subsidiaries totaled $999,500, representing the face value of preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above under the heading “RECENT DEVELOPMENTS.” This preferred stock is exchangeable into shares of our common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009. There was no preferred stock issued by subsidiaries outstanding at July 31, 2005.
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
WARRANTS
     During the third quarter of Fiscal 2006, we issued warrants to purchase 727,500 shares of our common stock. All of these warrants were issued with Black-Scholes assumptions of 50% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35. We issued these warrants for participation on our advisory board. The warrants became one-third vested upon issuance and vest an additional third after each calendar year. The warrants will be fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on July 31, 2006, $54,000 was recorded as deferred compensation.

LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents totaled $0.334 million as of July 31, 2006, as compared to $1.289 million at January 31, 2006, a decrease of $0.955 million or 74%. As of July 31, 2006, we had working capital of $0.5 million and a shareholders’ deficit of $0.8 million, as compared to working capital of $1.0 million and shareholders’ deficit of $0.3 million as of January 31, 2006. The decrease in working capital and shareholders’ equity is primarily due to costs associated with staffing, administration and reporting during a period when we have had limited operations. These costs were offset partially by new funds raised through the issuance and sale of new shares of our Series 5-A Preferred Stock. We had no long term liabilities as of July 31, 2006 or 2005. To date, we have financed our operations primarily through preferred stock financing. During the six months ended July 31, 2006, we used a total net cash of $0.955 million for operating activities, investments and financing.
     Net cash used in operating activities for the six months ended July 31, 2006 was $0.683 million, an increase of $0.425 million, or 165%, from $0.258 million in the same period for the prior year. A repayment of $0.956 million was received from Symphony House Berhad in respect of certain legacy inter-company obligations from its former subsidiary company, Vsource Asia, in the prior year. Without this, net cash used in operating activities for the six months ended July 31, 2005 would have been $1.2 million.
     Net cash used in investing activities in the first half of Fiscal 2007 was $0.272 million as compared with net cash generated of approximately $23,000 in the first half of Fiscal 2006. The change was primarily due to the advance to CSA II, LLC, as described above under the heading “RECENT DEVELOPMENTS.”
     Cash and non-cash generated in respect of financing activities totaled $999,500 and $1.1 million in the first half of Fiscal 2007 and 2006 respectively, representing the face value of the Series 5-A preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above under the heading “RECENT DEVELOPMENTS.”
     Following the completion of the Exchange Offer in November 2004, we reduced our headcount significantly. Following the Financing in July 2005, we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.
     As of July 31, 2006, we had liabilities of $0.34 million and our main assets consisted of our $999,500 investment in the San Diego ASC’s and cash and cash equivalents of $0.334 million. In May, June and August 2006 we received subscriptions for an aggregate of $364,000 to purchase shares of our Series 5-A Preferred Stock and warrants to purchase common stock in a private placement, as described above under the heading “RECENT DEVELOPMENTS.” This transaction did not close in the second quarter of Fiscal 2007 and is now expected to close in the third quarter. In addition, the Company may receive additional subscriptions prior to such closing.
     Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock private placement closed in September 2006, as described above under the heading “SUBSEQUENT EVENTS,” for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.

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
Item 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, each of our co-Chief Executive Officers, who also act as our Co-Chief Financial Officers, has concluded that he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) were not effective as of July 31, 2006.
     (b) Changes in Internal Control Over Financial Reporting: There was no significant change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. RISK FACTORS
     The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006. For the quarter ended July 31, 2006, there has been no significant change to the identified risk factors.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS
     The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:
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

Date: September 19, 2006		Tri-Isthmus Group, Inc.
(Registrant)

	By:	/s/ David Hirschhorn
David Hirschhorn
Co-Chief Executive Officer

Date: September 19, 2006		/s/ David Hirschhorn

David Hirschhorn
Co-Chief Financial Officer
(Co-Principal Financial Officer)

Date: September 19, 2006		/s/ Todd Parker

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