Form 10-Q
period 2006-10-31
TRI-ISTHMUS GROUP, INC.
filed 2006-12-20
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                                   Accelerated Filer  ☐                                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒  No

Number of shares of common stock outstanding as of October 31, 2006	3,673,948
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of October 31, 2006	67,600
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of October 31, 2006	3,900
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of October 31, 2006	0
Number of shares of Series 5-A Convertible Preferred Stock outstanding as of October 31, 2006	1,842

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)
(Unaudited)

	October 31, 2006	January 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$390	$1,289
Advance (note 9)	272	—
Prepaid expenses	13	45
Other current assets	186	244
Total current assets	861	1,578

Property and equipment, net	0	1
Long term investments (note 8)	1,000	—

Total assets	$1,861	$1,579

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128	$391
Accrued expenses	218	150
Staff accruals	5	11
Total current liabilities	351	552

Commitments and contingencies (Note 11)	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)
(Unaudited)

	October 31, 2006	January 31, 2006

Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of October 31 and January 31, 2006)
(Aggregate liquidation value is $169 as of October 31 and January 31, 2006)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of October 31 and January 31, 2006)
(Aggregate liquidation value is $25 as of October 31 and January 31, 2006)	25	25
Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 3,752 shares authorized; 1,842 and 1,478 shares issued and outstanding as of October 31 and January 31, 2006 respectively)
(Aggregate liquidation value is $1,842 and $1,478 as of October 31 and January 31, 2006 respectively)
(Aggregate redemption value is $2,063 and $1,774 as of October 31 and January 31, 2006 respectively)	1,509	1,266

Series B preferred stock issued by subsidiary (note 8) ($0.01 per value, 38,250 shares authorized, 19,990 and 0 shares issued and outstanding as of October 31 and January 31, 2006, respectively)
(Aggregate redemption value is $1,000 and nil as of October 31 and January 31, 2006, respectively)	1,000	—

Receivable from issuance of preferred stock series 5-A	(150)	(150)

Total preferred stock	2,550	1,307

Shareholders’ equity:
Common stock ($0.01 par value, 100,000,000 shares authorized; 3,673,948 and 3,673,992 shares issued and outstanding as of October 31 and January 31, 2006, respectively)	37	37
Additional paid-in capital	65,323	65,263
Accumulated deficit	(66,073)	(65,114)
Deferred stock-based compensation	(275)	(416)
Other comprehensive loss	(52)	(50)

Total shareholders’ equity	(1,040)	(280)

Total liabilities, preferred stock and shareholders’ equity	$1,861	$1,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005

Revenue from services	$—	$—	$—	$—

Costs and expenses:
Cost of revenue from services	—	—	—	—
Selling, general and administrative expenses	284	500	821	1,413
Amortization of stock-based compensation	47	101	141	101

Total costs and expenses, net	331	601	962	1,514

Operating loss	(331)	(601)	(962)	(1,514)

Interest income	—	2	2	3

Net loss from operations before income taxes	(331)	(599)	(960)	(1,511)

Income taxes	—	—	—	—

Net loss	(331)	(599)	(960)	(1,511)

Net loss available to common shareholders (Note 5)	$(331)	$(599)	$(960)	$(1,511)

Net loss per common share:
Basic	$(0.09)	$(0.29)	$(0.26)	$(0.73)
Diluted	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended October 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(960)	$(1,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	16
Write off of property and equipment	1	—
Bad debt provision	—	12
Loss on disposal of property and equipment		26
Amortization of stock-based compensation	141	101
Changes in working capital components	(112)	638
Net cash used in operating activities	(930)	(718)

Cash flows from investing activities:
Advance (note 9)	(273)	—
Purchase of property and equipment	—	(3)
Proceeds from sale of property and equipment	—	1
Proceeds from disposal of subsidiaries	—	24
Net cash (used in) / provided by investing activities	(273)	22

Cash flows from financing activities:
Proceeds from issuance of preferred stock	364	1,328
Cost of issuance of preferred stock	(60)	(62)
Warrants cancelled	—	(140)
Net cash provided by financing activities	304	1,126

Net (decrease)/increase in cash and cash equivalents	(899)	430
Cash and cash equivalents at beginning of period	1,289	1,064
Cash and cash equivalents at end of period	$390	$1,494

Non cash financing and investing activities:
Issuance of Series B Preferred Stock by subsidiary (Note 8)	$1,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Tri-Isthmus Group, Inc (f/k/a Vsource, Inc) (the “Company”) as of October 31, 2006 and January 31, 2006 and for the nine month periods ended October 31, 2006 and 2005, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the fiscal year ended January 31, 2006 (“Fiscal 2006”).  In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

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

Future Funding

The Company has sustained operating losses since its inception and has an accumulated deficit of approximately $66.1 million as of October 31, 2006 that has been funded primarily through preferred stock financings and cash generated from the disposal of its interest in Vsource Asia Berhad, a Malaysian company and the Company’s former operating subsidiary (“Vsource Asia”).  The Company disposed of its business process outsourcing operations during Fiscal 2005 and now operates ambulatory surgery centers.  On July 18, 2005, the Company entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, pursuant to which it issued and sold 1,478 shares of a newly-created class of preferred stock, known as Series 5-A Convertible Preferred Stock, and warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors (the “Investors”) led by Hope & Abel Investments, LLC of Los Angeles, California, in exchange for an aggregate purchase price of $1.478 million (the “Financing”).  Following the Financing in July 2005, the Company continued to operate with a minimal two person staff comprised of its Co-Chief Executive Officers.  The Company’s new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.

As of October 31, 2006, the Company had liabilities of $0.35 million and its main assets consisted of an investment of $1.0 million, a loan advance of $.272 million and cash and cash equivalents of $0.390 million.  The Company’s management believes that it has adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock financing completed in September 2006, for the Company to continue in operation for at least 12 months from the balance sheet date.  Therefore, the Company has prepared its financial statements on a going concern basis.

On September 18, 2006, the Company closed another private placement financing transaction pursuant to which it received an aggregate of $364,000 from the sale of addition shares of Series 5-A Preferred Stock.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During Fiscal 2006, the Company was a “public shell” company until its acquisitions of ambulatory surgery centers in Southern California.  Its working capital needs were limited to the expenses necessary to maintain its listed status on the OTC Bulletin Board, including legal, accounting and regulatory and related filing expenses.  Additionally, the Company was actively seeking investment and acquisition opportunities in the healthcare, business and energy services industries, and budgeted appropriate funds for business development and prospective transaction assessment and execution.

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

2.             Other Current Assets

	October 31, 2006	January 31, 2006
	(in thousands)
Other current assets:
Deposits	$82	$140
Other receivables	104	104
	$186	$244

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.             Net (Loss)/Profit Available to Common Shareholders

The following table is a calculation of net loss available to common shareholders:

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Net loss	$(331)	$(599)	$(960)	$(1,511)

Less: Deemed non-cash dividend to preferred shareholders	—	—	—	—

Net loss available to common shareholders	$(331)	$(599)	$(960)	$(1,511)

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

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)

Numerator for basic and diluted loss per share:
Net loss — continuing operations	$(331)	$(599)	$(960)	$(1,511)
Net (loss)/income — discontinued operations	—	—	—	—
Net loss	$(331)	$(599)	$(960)	$(1,511)

Denominator for basic and diluted loss per share — weighted average shares	3,673,948	2,074,032	3,673,948	2,074,058

Net loss per common share:
Continuing operations
Basic	$(0.09)	$(0.29)	$(0.26)	$(0.73)
Diluted	N/A	N/A	N/A	N/A
Total
Basic	$(0.09)	$(0.29)	$(0.26)	$(0.73)
Diluted	N/A	N/A	N/A	N/A

As the Company had a net loss for the three months and nine months ended October 31, 2006, potential common stock outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.             Comprehensive loss

The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Net loss available to common shareholders	$(331)	$(599)	$(960)	$(1,511)

Other comprehensive (loss)/gain foreign currency translations	—	—	(2)	1

Comprehensive loss	$(331)	$(599)	$(962)	$(1,510)

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

The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the fiscal quarter ended October 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123; and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

The Company’s loss from operations and net loss did not change for the nine months ended October 31, 2006 as a result of adopting FAS123R.

On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, the Company’s Co-Chairmen of the Board and Co-Chief Executive Officers, the Company’s Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr Hirschhorn to receive 1,250,000 shares and Mr Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation and will be amortized over the three-year term of employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $80,000 for the nine months ended October 31, 2006.

During the third quarter of Fiscal 2006, the Company issued 727,500 warrants to purchase common stock. All of these warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The Company issued these warrants for participation on its Advisory Board. The warrants became one-third vested upon issuance and vest an additional third after each calendar year. The warrants will be fully vested after two years. The warrants has a calculated value of $161,001 which is recognized over the vesting period. The amortization is $40,250 for the nine months ended October 31, 2006.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 17, 2005, the Company’s Board of Directors approved the grants to two independent directors of options to purchase a total of 360,000 shares of common stock, which options vest in quarterly increments over three years. All of these options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rate of 4.1%, and exercise price of $0.40.  The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period. The amortization recognized is $21,000 for the nine months ended October 31, 2006.

2001 Stock Options/Stock Issuance Plan

In November 2001, the Company’s 2001 Stock Option/Stock Issuance Plan (the “2001 Plan”) was adopted by the stockholders of the Company.  The 2001 Plan allows for the issuance of incentive stock options, non-statutory stock options and shares of common stock for either the immediate purchase of shares or as a bonus for services rendered, up to a maximum number of shares of the Company’s common stock equal to 20% of the total shares of common stock outstanding at the time the calculation is made, including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable (but in the case of incentive stock options, no more than 20,000,000 shares of common stock).  Options are generally granted for a term of ten years and generally vest over periods ranging from one to three years, but automatically expire if not exercised within three months of termination of service to the Company other than by reason of death or disability.  The Company has granted various non-qualified stock options under the 2001 Plan to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant.  However, 94,767 of these options were granted to executives or employees whose service to the Company was terminated without the required exercise of any of such options prior to the fiscal year ended January 31, 2007 (“Fiscal 2007”).  Therefore, 94,767 options previously recorded as outstanding expired according to the terms of the 2001 Plan and were recorded as cancelled during the first quarter of Fiscal 2007.  As of October 31, 2006, the number of shares of common stock issuable upon exercise of outstanding options under the 2001 Plan was 3,750 and the maximum number of shares issuable under the 2001 Plan was 1,680,718.  The Company’s Board of Directors intends to terminate the 2001 Plan during the third quarter of Fiscal 2007, and concurrently with such termination of the 2001 Plan will request that the director of the Company who currently holds all 3,750 options outstanding under the 2001 Plan surrender such 3,750 options.

The following summarizes activities with respect to stock options of the Company during the first nine months of Fiscal 2007:

	Number of Options Nine Months Ended October 31, 2006	Weighted-Average Exercise Price Per Share As of October 31, 2006
Options outstanding at beginning of the period	458,517	$1.88
Granted	—	—
Exercised	—	—
Cancelled	94,767	1.48
Forfeited	—	—
Options outstanding at end of the period	363,750	$0.42
Options vested/exercisable at end of the period	363,750	$0.42

The following summarizes information for stock options outstanding as of October 31, 2006:

Exercise price	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life
$0.40	360,000	$0.40	9.0
$2.00	3,750	$2.00	6.0
	363,750	$0.42

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

As described above in Note 6, during the third quarter of Fiscal 2006, the Company also issued 727,500 warrants to purchase common stock to members of the Company’s Advisory Board. These warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on October 31, 2006, $40,250 was recorded as deferred compensation and amortization of $40,250 was recognized for the nine months ended October 31, 2006.

During the third quarter of Fiscal 2007, the Company also issued 218,400 warrants to purchase common stock to certain investors pursuant to that certain Series 5-A Preferred Stock and Warrant Purchase Agreement, dated September 18, 2006.  Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

The following table summarizes information about warrant transactions for the first nine months of Fiscal 2007:

	Number of Shares of Common Stock Nine Months Ended October 31, 2006	Weighted-Average Exercise Price Per Share As of October 31, 2006
Warrants outstanding at beginning of the period	2,097,095	$0.56
Granted	218,400	0.50
Exercised	—	—
Cancelled or Expired	(469,374)	(0.94)
Converted	—	—
Warrants outstanding at end of the period	1,846,121	$0.45
Warrants exercisable at end of the period	1,664,246	$0.46

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

As of October 31, 2006, Series B Exchangeable Redeemable Preferred Stock issued by subsidiaries totaled $999,500, representing the face value of preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above.  This preferred stock is exchangeable into shares of the Company’s common stock under certain terms and conditions, at $2.00 per common share.  Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009.

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

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.          Closing of Additional Series 5-A Preferred Stock and Warrants Financing.

On September 18, 2006, the Company closed a private placement financing transaction pursuant to which it received an aggregate of $364,000 in exchange for the issuance of an additional 364 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 218,400 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement dated as of September 18, 2006.  The group of investors for this private placement included Hope & Abel Investments, LLC, an affiliate of David Hirschhorn, the Company’s Co-Chairman and Co-Chief Executive Officer, for $25,000; Todd Parker, the Company’s Co-Chairman and Co-Chief Executive Officer, for $35,000; and Dennis M. Smith, one of the Company’s directors, for $25,000.  Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

11.          Commitments and Contingencies

Operating Lease

The Company entered into a new lease arrangement with Collier International, which commenced July 21, 2006.  As of October 31, 2006, the Company paid a deposit of approximately $11,400 and initial monthly installment of basic rental of approximately $3,500.  The annual lease commitment is approximately $42,400 for a lease term of three years. The Company in turn sublet the space to Elite Management Inc. for the same amount as the monthly lease rate.

Litigation

The Company is not party to any outstanding legal proceedings or claims.

12.          Subsequent Events

Closing of Interests on San Diego Surgical Center Transactions.  On November 16, 2006, to be effective as of November 6, 2006, the Company completed its closings on two ASCs located in the San Diego area, Point Loma Surgical Center, L.P. (“Point Loma”) and Elite Surgical Centers, Del Mar L.P. (“Del Mar”).  The Company has acquired 51% of two ASCs, 50.00% limited partner interests and 1.00% general partner interests in each of Point Loma and Del Mar, with the completion of various closing conditions related to the transaction.  The closing permits the Company to consolidate the operating results of each ASC into the Company for the quarter ended January 31, 2007.

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

RECENT DEVELOPMENTS

San Diego Surgical Center Acquisitions.  On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California (the “San Diego ASCs”).  The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies.  Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005.  The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock issued by two of the acquisition entities, which preferred stock will be exchangeable into shares of our common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements.  Each of the purchase agreements contains customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights.  Each of the purchase agreements may also be terminated at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination.  Please see the SUBSEQUENT EVENTS section below for an updated status of this transaction.

Amendments to San Diego Surgical Center Acquisition Agreements.  On March 13, 2006, through two of the indirect subsidiaries created to complete the acquisition of the San Diego ASCs, we entered into amendments to each of the two purchase agreements described above, pursuant to which we completed the acquisition from Surgical Ventures, Inc. of a 19.99% limited partnership interest in each of the San Diego ASCs.  Copies of these amendments, including all exhibits thereto, were filed with the SEC as Exhibits 10.3 and 10.4 to a Current Report on Form 8-K filed on March 16, 2006.  The terms and conditions relating to each of the acquisitions remained substantially identical other than with respect to the identification of the parties and the surgical center to which each applies.  The aggregate consideration for each of the 19.99% limited partnership interests purchased was $499,750 payable in preferred stock of each of the acquisition entities, which preferred stock is exchangeable into shares of our common stock as described above.  These amendments modify certain of the customary representations, warranties, covenants, closing conditions, and termination rights set forth in the purchase agreements, but do not modify the mutual indemnity provisions or the provisions allowing termination at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination.  Pursuant to the terms of these amendments, we have the right to purchase an additional 31.01% interest in each of the San Diego ASCs upon the satisfaction of certain closing conditions, as described in the amendments.  The aggregate consideration for the acquisition of the additional 31.01% interest in each of the San Diego ASCs, assuming such acquisitions are consummated, will be $750,250 each, payable in additional preferred stock of the acquisition entities, which additional preferred stock will also be exchangeable into shares of our common stock as described above.  Please see the SUBSEQUENT EVENTS section below for an updated status of this transaction.

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

Subscriptions for Additional Series 5-A Preferred Stock and Warrants.  In May 2006 and June 2006, we received subscriptions for an aggregate of $344,000 to purchase an additional 215 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 129,999 shares of common stock in a private placement.  As described below, this transaction closed in September 2006.

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

Closing of Additional Series 5-A Preferred Stock and Warrants Private Placement.  On September 18, 2006, we closed the private placement financing transaction described above, pursuant to which we received an aggregate of $364,000 in exchange for the issuance of an additional 364 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 218,400 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement dated as of September 18, 2006.  The group of investors for this private placement included Hope & Abel Investments, LLC, an affiliate of David Hirschhorn, our Co-Chairman and Co-Chief Executive Officer, for $25,000; Todd Parker, our Co-Chairman and Co-Chief Executive Officer, for $35,000; and Dennis M. Smith, one of our directors, for $25,000.  Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

SUBSEQUENT EVENTS

Closing of Interests on San Diego Surgical Center Transactions.  On November 16, 2006, to be effective as of November 6, 2006, the Company completed its closings on two ASCs located in the San Diego area, Point Loma Surgical Center, L.P. (“Point Loma”) and Elite Surgical Centers, Del Mar L.P. (“Del Mar”).  The Company has acquired 51% of two ASCs, 50.00% limited partner interests and 1.00% general partner interests in each of Point Loma and Del Mar, with the completion of various closing conditions related to the transaction.  The closing permits the Company to consolidate the operating results of each ASC into the Company for the quarter ended January 31, 2007.

CURRENT OPERATIONS

Following the completion of the Exchange Offer in November 2004, we reduced our headcount significantly.  Following the Financing in July 2005, we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers.  Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions, and we are in discussion with a number of companies.  As described above, on December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc. a controlling interest in the San Diego ASCs.  On March 13, 2006, we closed on the purchase of an initial 19.99% limited partnership interest in each of the San Diego ASCs, and upon completion of audits of each of the San Diego ASCs we expect to acquire an additional 31.01% of each, for a total of 51% ownership of each, and to become the general partner of each.  The second closing, which occurred in November of 2006, will permit us to consolidate the operating results of the San Diego ASCs into our financial results.

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

•        Financial processing services including accounting, tax preparation and accounts receivable and payable management.

•        Asset management services including funds management and benefits management.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005

Revenue from services	$—	$—	$—	$—

Costs and expenses:
Selling, general and administrative expenses	284	500	821	1,413
Amortization of stock-based compensation	47	101	141	101

Total costs and expenses, net	331	601	962	1,514

Operating loss	(331)	(601)	(962)	(1,514)

Interest income	0	2	2	3

Net loss from operations before taxation	$(331)	$(599)	$(960)	$(1,511)

Taxation	—	—	—	—

Net loss	$(331)	$(599)	$(960)	$(1,511)

Net loss available to common shareholders (Note 5)	$(331)	$(599)	$(960)	$(1,511)

MATERIAL CHANGES IN RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED OCTOBER 31, 2006, COMPARED TO THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2005

AS NOTED ABOVE, IN FISCAL 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% OF OUR REVENUES IN FISCAL 2005.  THEREFORE, A  COMPARISON OF THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2006 TO THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2005 WOULD NOT ENHANCE A READER’S UNDERSTANDING OF OUR CURRENT FINANCIAL CONDITION, CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.

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

Selling, general and administrative expenses relating to continuing operations decreased by 44% to $0.28 million in the third quarter of Fiscal 2007 from $0.5 million in the same period one year ago.  Selling, general and administrative expenses relating to continuing operations for the first three quarters of Fiscal 2007 decreased by 42% to $0.82 million from $1.41 million in the same period one year ago.  As noted in “Business — Current Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006, we rely on Vsource Asia to provide us with infrastructure and administrative services, including accounting support, and the monthly fees for these services, which totaled $15,000 and $57,000 in the third quarter and first three quarters of Fiscal 2007, respectively, are included within selling, general and administrative expenses.

AMORTIZATION OF STOCK-BASED COMPENSATION

On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares.  The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements.  These shares were issued to Messrs. Hirschhorn and Parker in November 2005.  The amortization recognized is $27,000 and nil in the thirdquarter of Fiscal 2007 and Fiscal 2006, respectively. For the first three quarters of Fiscal 2007 and Fiscal 2006, the amortization recognized is $80,000 and $27,000 respectively.

In addition, during the third quarter of Fiscal 2006, we issued 727,500 warrants to purchase common stock.  All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35.  We issued these warrants for participation on our Advisory Board.  The warrants became one-third vested upon issuance and vest an additional third after each calendar year.  The warrants will be fully vested after two years.  The warrants had a calculated value of $161,001 which is recognized over the vesting period.  The amortization recognized is $13,000 and $67,000 in the third quarter of Fiscal 2007 and Fiscal 2006, respectively.  For the first three quarters of Fiscal 2007 and Fiscal 2006, the amortization recognized is $40,250 and $67,000 respectively.

In addition, on November 17, 2005, our Board of Directors approved the grants to two independent directors of options to purchase a total of 360,000 shares of our common stock, which options vest in quarterly increments over three years.  All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005.  The options had a calculated value of $82,223 which is recognized over the vesting period.  The amortization recognized is $7,000 in both third quarter of Fiscal 2007 and Fiscal 2006, respectively. For the first three quarters of Fiscal 2007 and Fiscal 2006, the amortization recognized is $21,000 and $7,000 respectively.

INTEREST INCOME

Interest income has dropped from $2,000 to $345 for the third quarter of Fiscal 2007 compared to the same period in Fiscal 2006. For the first nine months of Fiscal 2007, interest income was $2,000, a decrease of $1,000 compared to interest income of $3,000 in the same period one year ago.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING

The weighted average number of shares of 3,673,961 for the third quarter of Fiscal 2007 increased from 2,074,032 for the third quarter of Fiscal 2006, representing an increase of 1,599,929 shares. The weighted average number of shares of 3,673,985 for the first three quarters of Fiscal 2007 increased from 2,074,058 for the first three quarters of Fiscal 2006, an increase of 1,599,927.  This increase mainly resulted from the issuance in November 2005 of 1,250,000 shares and 350,000 shares, respectively, of restricted common stock to David Hirschhorn and Todd Parker, our Co-Chairmen and Co-Chief Executive Officers, pursuant to their employment agreements with us.

MATERIAL CHANGES IN FINANCIAL CONDITION - AT OCTOBER 31, 2006, COMPARED TO JANUARY 31, 2006:

CASH AND CASH EQUIVALENTS

As of October 31, 2006, cash and cash equivalents totaled $0.390 million, down $0.899 million from $1.289 million at January 31, 2006, a decrease of 70%.  This decrease in cash and cash equivalents was due to cash used in operations of $0.930 million for the nine months ended October 31, 2006 and the advance of $0.272 million (net after partial repayment in May 2006) to CSA II, LLC as at October 31, 2006, as described above under the heading “RECENT DEVELOPMENTS.” Net cash generated from financing activities of $0.304 million has offsetted the cash used in operating and investing activities.

PREPAID EXPENSES

As of October 31, 2006, prepaid expenses totaled $13,000, down $32,000 from $45,000 at January 31, 2006, a decrease of 71%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance to expense over the period of insurance coverage.

INVESTMENTS

As of October 31, 2006, investments amounted to $999,500, representing the purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above under the heading “RECENT DEVELOPMENTS.”  There were no investments outstanding at January 31, 2006.

ADVANCE

As of October 31, 2006, we recorded an outstanding advance in the amount of $0.272 million (net of partial repayment of $60,654 received on May 24, 2006) to CSA II, LLC, as described above under the heading “RECENT DEVELOPMENTS.”  No advance was outstanding at January 31, 2006.

ACCOUNTS PAYABLE

As of October 31, 2006, accounts payable were $0.13 million, a decrease of $0.26 million, or 67%, from $0.39 million at January 31, 2006.  The decrease was due to lower costs associated with cost saving initiatives.

ACCRUED EXPENSES AND STAFF ACCRUALS

As of October 31, 2006, accrued expenses and staff accruals were recorded at $0.223 million, an increase of $0.062 million , or 38%, from $0.161 million at January 31, 2006.  The increase was primarily due to provision for Delaware franchise taxes, provision of professional services, and provision of accounting services provided by Vsource Asia.

EXCHANGEABLE REDEEMABLE PREFERRED STOCK ISSUED BY SUBSIDIARIES

As of October 31, 2006, Series B Exchangeable Redeemable Preferred Stock issued by subsidiaries totaled $999,500, representing the face value of preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above under the heading “RECENT DEVELOPMENTS.”  This preferred stock is exchangeable into shares of our common stock under certain terms and conditions, at $2.00 per common share.  Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009.  There was no preferred stock issued by subsidiaries outstanding at October 31, 2005.

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

WARRANTS

During the third quarter of Fiscal 2006, we issued warrants to purchase 727,500 shares of our common stock.  All of these warrants were issued with Black-Scholes assumptions of 50% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35.  We issued these warrants for participation on our advisory board.  The warrants became one-third vested upon issuance and vest an additional third after each calendar year.  The warrants will be fully vested after two years.  The warrants had a calculated value of $161,001 which is recognized over the vesting period and as such, on October 31, 2006, $40,250 was recorded as deferred compensation.

During the third quarter of Fiscal 2007, the Company also issued 218,400 warrants to purchase common stock to certain investors pursuant to that certain Series 5-A Preferred Stock and Warrant Purchase Agreement, dated September 18, 2006.  Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents totaled $0.390 million as of October 31, 2006, as compared to $1.289 million at January 31, 2006, a decrease of $0.899 million or 70%. As of October 31, 2006, we had working capital of $0.5 million and a shareholders’ deficit of $1.04 million, as compared to working capital of $1.0 million and shareholders’ deficit of $0.3 million as of January 31, 2006.  The decrease in working capital and shareholders’ equity is primarily due to costs associated with staffing, administration and reporting during a period when we have had limited operations.  These costs were offset partially by new funds raised through the issuance and sale of new shares of our Series 5-A Preferred Stock.  We had no long term liabilities as of October 31, 2006 or 2005.  To date, we have financed our operations primarily through preferred stock financing.  During the nine months ended October 31, 2006, we used a total net cash of $0.899 million for operating activities, investments and financing.

Net cash used in operating activities for the nine months ended October 31, 2006 was $0.930 million, an increase of $0.212 million, or 30%, from $0.718 million in the same period for the prior year.  A repayment of $0.956 million was received from Symphony House Berhad in respect of certain legacy inter-company obligations from its former subsidiary company, Vsource Asia, in the prior year. Without this, net cash used in operating activities for the nine months ended October 31, 2005 would have been $1.7 million.

Net cash used in investing activities in the first three quarters of Fiscal 2007 was $0.272 million as compared with net cash generated of approximately $22,000 in the first three quarters of Fiscal 2006.  The change was primarily due to the advance to CSA II, LLC, as described above under the heading “RECENT DEVELOPMENTS.”

Cash and non-cash generated in respect of financing activities totaled $1.3 million and $1.1 million in the first three quarters of Fiscal 2007 and 2006 respectively, representing the face value of the Series 5-B preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above under the heading “RECENT DEVELOPMENTS.”

Following the completion of the Exchange Offer in November 2004, we reduced our headcount significantly.  Following the Financing in July 2005, we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers.  Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.

As of October 31, 2006, we had liabilities of $0.3 million and our main assets consisted of our $999,500 investment in the San Diego ASC’s and cash and cash equivalents of $0.390 million.  On September 18, 2006, the Company closed a private placement financing transaction pursuant to which it received an aggregate of $364,000 in exchange for the issuance of an additional 364 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 218,400 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement dated as of September 18, 2006.  The group of investors for this private placement included Hope & Abel Investments, LLC, an affiliate of David Hirschhorn, the Company’s Co-Chairman and Co-Chief Executive Officer, for $25,000; Todd Parker, the Company’s Co-Chairman and Co-Chief Executive Officer, for $35,000; and Dennis M. Smith, one of the Company’s directors, for $25,000.  Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.  Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock private placement that closed in September 2006, as described above under the heading “SUBSEQUENT EVENTS”, for us to continue in operation for at least 12 months from the balance sheet date.  Therefore, we have prepared our financial statements on a going concern basis.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.  Our exposure to market risk has not changed materially since October 31, 2006.

Item 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:  Based on their evaluation required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, each of our co-Chief Executive Officers, who also act as our Co-Chief Financial Officers, has concluded that he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) were not effective as of October 31, 2006.

(b) Changes in Internal Control Over Financial Reporting:  There was no significant change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.  For the quarter ended October 31, 2006, there has been no significant change to the identified risk factors.

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

Date:	December 20, 2006	Tri-Isthmus Group, Inc.
(Registrant)

		By:	/s/ David Hirschhorn
David Hirschhorn
Co-Chief Executive Officer

Date:	December 20, 2006		/s/ David Hirschhorn
David Hirschhorn
Co-Chief Financial Officer
(Co-Principal Financial Officer)

Date:	December 20, 2006		/s/ Todd Parker
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