Form 10-K
period 2007-01-31
TRI-ISTHMUS GROUP, INC.
filed 2007-05-17
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
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
Registrant’s telephone number, including area code: (818) 887- 6659
SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on May 11, 2007 was $595,517 computed upon the basis of the average bid and asked prices of the common stock on that date.

Number of shares of common stock outstanding as of May 11, 2007	3,777,623
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of May 11, 2007	67,600
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of May 11, 2007	3,900
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of May 11, 2007	0
Number of shares of Series 5-A Convertible Preferred Stock outstanding as of May 11, 2007	2,767

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED JANUARY 31, 2007

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
COMPANY BACKGROUND
          We were originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing (“BPO”) solutions into and across the Asia-Pacific region.
          On March 22, 2004, we completed the sale of approximately 39% of our interest in our BPO operations to Symphony House Berhad, a Malaysian company (“Symphony House”), and other investors. On November 22, 2004, we contributed our remaining approximate 61% ownership interest in our BPO operations, held by Vsource Asia Berhad, formerly known as Vsource (Malaysia) Sdn Bhd, (“Vsource Asia”), to our new wholly owned subsidiary incorporated in the British Virgin Islands (“Asia Holding Co.”). Immediately thereafter, we completed an exchange offer pursuant to which the holders of our Series 1-A convertible preferred stock (the “Series 1-A Preferred Stock”), Series 2-A convertible preferred stock (the “Series 2-A Preferred Stock”), Series 4-A convertible preferred stock (the “Series 4-A Preferred Stock”) and Series 5-A convertible preferred stock (the “Series 5-A Preferred Stock” and, together with the Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 4-A Preferred Stock, the “Preferred Stock”) could exchange their Preferred Stock for common shares of Asia Holding Co. at certain exchange ratios (the “Exchange Offer”). Effective upon the completion of the Exchange Offer on November 22, 2004, 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock were tendered to us and subsequently cancelled.
          Simultaneous with completion of the Exchange Offer, we tendered our remaining 0.5% interest in Asia Holding Co. to Symphony House, pursuant to a tender offer being conducted by Symphony House for shares of Asia Holding Co. As noted above, Vsource Asia was our former operating subsidiary and is now majority owned by Symphony House.
          In the fourth quarter of 2005, we ceased operating any active BPO business that we previously conducted through Vsource Asia, and accordingly the results of the BPO-related operations have been classified as discontinued. Because the BPO-related operations we provided up until November 2004 have been classified as discontinued and operations consisting of limited consulting services ceased in December 2004, our historical results are not indicative of future performance. During the fiscal year ended January 31, 2005 (“Fiscal 2005”) and through the Exchange Offer, Vsource Asia generated $13.9 million in revenues or approximately 96% of our consolidated revenues. As a result of the Exchange Offer, we no longer have an ownership interest in Vsource Asia or in Asia Holding Co, and therefore no longer provide BPO services. Following the completion of the Exchange Offer, our only active business operations consisted of limited consulting services we provided to third parties for which we received revenue in the amount of $254,000 during Fiscal 2005. Because we ceased these services in December 2004, during the fiscal year ended January 31, 2006 (“Fiscal 2006”), we received no revenue from these consulting services and do not anticipate receiving any future revenues for these services. Accordingly, we did not have any active operations during Fiscal 2006.
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
          During the year ended January 31, 2007 (“Fiscal 2007”), we resumed active operations following the acquisition of two ambulatory surgical centers (“ASC”). On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California, Point Loma Surgical Center, L.P. (“Point Loma”) and Elite Surgical Centers, Del Mar L.P. (“Del Mar”) (collectively the “San Diego ASCs”). We completed these acquisitions on November 16, 2006.
CURRENT OPERATIONS
          Following the completion of the Exchange Offer in November 2004, we reduced our headcount significantly. Following the receipt of additional financing in July 2005 (the “Financing”), we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.
          We became Tri-Isthmus Group, Inc. (TIGroup™) in December 2005. Our management team and stockholders comprise a group of individuals with complementary talents across a broad range of disciplines, including mergers and acquisitions and operations.
          Our current operations consist of our ownership and management of ASCs. We resumed active operations following the acquisition of the San Diego ASCs. We are actively seeking to acquire additional ASCs.
          Our surgery center support staff typically consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center, and a small number of office staff. Each center also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery centers is limited to licensed physicians. Our business depends upon the efforts and success of the physicians who provide medical services at our facilities and the strength of our relationships with these physicians. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians. The physicians that affiliate with us and use our facilities are not our employees.
Strategy
          With the completion of the acquisition of the San Diego ASCs, our strategy evolved during Fiscal 2007 from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we are seeking to build a portfolio of interests in healthcare services operations, including ASC’s, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. Our strategy is predicated on management’s belief that the provision of flexible financial solutions to ASCs and other healthcare platforms aligns our interests with those of physician-partners, providing the basis for interdependent relationships that will establish sound operating partnerships and deliver solid risk adjusted returns.
          The portfolio is expected to be comprised of (i) majority interests in healthcare platforms or facilities, such as the San Diego ASCs, and (ii) investment in a diversified portfolio of minority interests in ASCs with a history of positive cash flows. In addition we will selectively invest in business solutions providing financial and processing services to healthcare providers and physicians.

FUTURE FUNDING
          We have sustained operating losses since our inception and had an accumulated deficit of approximately $66.7 million as of January 31, 2007 that has been funded primarily through preferred stock financing and cash generated from the disposal of our interest in Vsource Asia. Following our recent acquisition of the San Diego ASCs, we now again have active business operations.
           As of January 31, 2007 we had current liabilities of $0.8 million and current assets of $2.4 million. In March, April and May of 2007, we received subscriptions for an aggregate of $1,075,000 to purchase shares of our Series 5-A Preferred Stock and warrants to purchase our common stock. We have received into escrow an additional $135,000 of Series 5-A Preferred Stock subscriptions in May 2007 that it expects to close during the second fiscal quarter.
          Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in March, April and May of 2007, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
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
          We do not currently hold any patents.
EMPLOYEES
          We have two employees as of May 11, 2007, David Hirschhorn and Todd Parker, our Co-Chairmen and Co-Chief Executive Officers, and consider our relations with employees to be good. None of our employees are represented by a labor union or under any collective bargaining agreement.
GOVERNMENT REGULATIONS
          The healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Government regulation affects our business activities by controlling our growth, requiring licensure and certification for our facilities, regulating the use of our properties and controlling reimbursement to us for the services we provide.
CONs and State Licensing
          Certificate of Need (“CON”) statutes and regulations control the development of ASCs in certain states. CON statutes and regulations generally provide that, prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. In giving approval, a designated state health planning agency must determine that a need exists for expanded or additional facilities or services. We do not operate in CON states currently but may do so in the future.

          State licensing of ASCs is generally a prerequisite to the operation of each center and to participation in federally funded programs, such as Medicare and Medicaid. Once a center becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements, as well as local building and safety codes. In addition, every state imposes licensing requirements on individual physicians and facilities and services operated and owned by physicians. Physician practices are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination and medical waste and other environmental issues.
Corporate Practice of Medicine
          The laws of states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own and operate an ASC because the surgery centers are not engaged in the practice of medicine. The physicians who perform procedures at the surgery centers are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.
Certification
          We depend on third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our ASCs. In order to receive Medicare reimbursement, each surgery center must meet the applicable conditions of participation set forth by the Department of Health and Human Services, or DHHS, relating to the type of facility, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs undergo periodic on-site Medicare certification surveys. Each of our existing centers is certified as a Medicare provider. Although we intend for our centers to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.
Medicare-Medicaid Fraud and Abuse Provisions
          The federal anti-kickback statute prohibits healthcare providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) with the intent of generating referrals or orders for services or items covered by a federal healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the anti-kickback statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.
          Notwithstanding our belief that the relationship of physician partners to our surgery centers should not constitute illegal remuneration under the federal anti-kickback statute or similar laws, we cannot assure you that a federal or state agency charged with enforcement of the anti-kickback statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause the physician partners’ ownership interests in our centers to become illegal, or result in the imposition of penalties on us or certain of our facilities. Even the assertion of a violation could have a material adverse effect upon us.
          In addition to the anti-kickback statute, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

          Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of our arrangements. Law enforcement authorities, including the OIG, the courts and Congress, are increasing their scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.
Prohibition on Physician Ownership of Healthcare Facilities and Certain Self-Referrals
          The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. The Stark Law applies to referrals involving the following services under the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.
          On January 4, 2002 and July 26, 2004, final regulations issued under phase one and phase two, respectively, of the Stark Law rulemaking process became effective. DHHS has stated that it intends to issue proposed regulations under phase three of the Stark Law rulemaking process during 2007. Under both the phase one and phase two regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law. In addition, the Stark Law contains an exception covering implants, prosthetics, implanted prosthetic devices and implanted durable medical equipment provided in a surgery center setting under certain circumstances. Therefore, we believe the Stark Law does not prohibit physician ownership or investment interests in our surgery centers to which they refer patients. While the phase one and phase two rules help clarify the requirements of the exceptions to the Stark Law, it is difficult to determine the full effect of the regulations.
The Federal False Claims Act and Similar Federal and State Laws
          We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. Penalties under these statutes include substantial civil and criminal fines, exclusion from the Medicare program, and imprisonment. One of the most prominent of these laws is the federal False Claims Act, which may be enforced by the federal government directly, or by a qui tam plaintiff on the government’s behalf. Under the False Claims Act, both the government and the private plaintiff, if successful, are permitted to recover substantial monetary penalties, as well as an amount equal to three times actual damages. In some cases, qui tam plaintiffs and the federal government have taken the position that violations of the anti-kickback statute and the Stark Law should also be prosecuted as violations of the federal False Claims Act. We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are frequently unclear and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the False Claims Act or related statutes. We are currently not aware of any actions against us under the False Claims Act.
          A number of states have adopted their own false claims provisions as well as their own qui tam provisions whereby a private party may file a civil lawsuit in state court. We are currently not aware of any actions against us under any state laws.
Healthcare Industry Investigations
          Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices.
          From time to time, the Office of Inspector General (“OIG”) and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.
Privacy Requirements and Administrative Simplification
          There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing patient privacy concerns. DHHS has issued health privacy regulations implementing portions of the Administrative Simplification Provisions of HIPAA that extensively regulate the use and disclosure of individually identifiable health-related information. In addition, DHHS has released security regulations that require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health-related information that is electronically maintained or transmitted. Further, as required by HIPAA, DHHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. If we fail to comply with these regulations, we could suffer civil penalties up to $25,000 per calendar year for each provision violated and criminal penalties with fines of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary by state and could impose additional penalties.
COMPETITORS
          In our current markets, we compete with other providers, including major acute care hospitals and other surgery centers. We compete with other providers for patients, physicians and for contracts with insurers or managed care payors. There are several publicly-held companies, or divisions of large publicly-held companies, that acquire and develop freestanding multi-specialty surgery centers. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and private surgical hospitals are price, experience, reputation and access to capital. The principal competitive factors that affect our surgery centers are location and the quality of medical care provided by our physician-partners and other physicians who use our facilities.
Item 1A. RISK FACTORS
ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OR RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT.
If we are unable to acquire and develop additional ASCs on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.
          Part of our strategy to increase our revenues and earnings is through the continuing acquisition of interests in ASCs in the future. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The ASCs we acquire may experience losses in their early months of operation. We may not be successful in acquiring other companies or additional ASCs, developing ASCs or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are not able to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.
We have incurred significant losses and anticipate losses in the future, and as a result, there is substantial doubt about our ability to continue as a going concern.
          We have sustained operating losses since inception and had an accumulated deficit of approximately $66.5 million as of January 31, 2007 which has been funded primarily through sales of equity and cash generated from the disposal of our interest in Vsource Asia. We disposed of our business operations during the year and no longer had any active business operations until the recent acquisition of outpatient surgical centers. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions. We anticipate that our operating expenses will increase substantially in the foreseeable future as we increase our acquisition activities, and continue to develop our technology, products, and services. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received during March, April and May of 2007, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
If we incur material liabilities as a result of acquiring companies or ambulatory surgical centers, our operating results could be adversely affected.
          Although we conduct extensive due diligence prior to the acquisition of companies and ASCs and seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire companies or ASCs that have material liabilities for failure to comply with healthcare laws and regulations or other past activities. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to the acquisition of companies or ASCs. If we incur these liabilities and are not indemnified or insured for them, our operating results and financial condition could be adversely affected.
If we are unable to manage growth, we may be unable to achieve our growth strategy.
          We expect to continue to expand our operations in the future. To accommodate our past and anticipated future growth, and to compete effectively, we will need to continue to implement and improve our management, operational and financial information systems and to expand, train, manage and motivate our workforce. Our personnel, systems, procedures or controls may not be adequate to support our operations in the future. Further, focusing our financial resources and management attention on the expansion of our operations may negatively impact our financial results. Any failure to implement and improve our management, operational and financial information systems, or to expand, train, manage or motivate our workforce, could reduce or prevent our growth.
If we are unable to grow revenues at our existing surgical facilities, our operating margins and profitability could be adversely affected.
          Our growth strategy includes increasing our revenues and earnings by increasing the number of procedures at our surgery centers. Because we expect the amount of the payments we receive from third-party payors to remain fairly consistent, our operating margins will be adversely affected if we do not increase the revenues and procedure volume of our surgical facilities to offset increases in our operating costs. We seek to increase procedure volume and revenues at our surgical facilities by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, improving patient flow at our centers, promoting screening programs, increasing patient and physician awareness of our centers and achieving operating efficiencies. We can give you no assurances that we will be successful at increasing or maintaining revenues and operating margins at our centers.
We are dependent for our success on a few key executive officers. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.
          Our success depends to a critical extent on the continued efforts of services of our Co-Chief Executive Officers, Mr. David Hirschhorn and Mr. Todd Parker and consultant and director, Mr. Dennis Smith. Were we to lose one or more of these key executive officers or Mr. Smith, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Hirschhorn and Mr. Parker have signed employment agreements providing for their continued service through July 18, 2008, these agreements will not preclude either of these employees from leaving the Company.
We depend on our relationships with the physicians who use our facilities. Our ability to provide medical services at our facilities would be impaired and our revenues reduced if we are not able to maintain these relationships.
          Our business depends upon the efforts and success of the physicians who provide medical and surgical services at our facilities and the strength of our relationships with these physicians. Our revenues would be reduced if we lost our relationship with one or more key physicians or group of physicians or such physicians or groups reduce their use of our facilities. In addition, any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at our surgical facilities or any damage to the reputation of a key physician or group of physicians could damage our reputation, subject us to liability and significantly reduce our revenues.
We depend on payments from third party payors, including government healthcare programs. If these payments are reduced, our revenue will decrease.

          We are dependent upon private and governmental third party sources of payment for the services provided to patients in our ASCs. The amount of payment a surgical facility receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third party payors. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreement with managed care programs or other factors affecting payments for healthcare services over which we have no control could also cause a reduction in our revenues.
If we fail to comply with other applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations.
          We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our healthcare facilities meet various licensing, certification and other requirements, including those relating to:
o	physician ownership of our domestic facilities;

o	the adequacy of medical care, equipment, personnel, operating policies and procedures;

o	building codes;

o	licensure, certification and accreditation;

o	billing for services;

o	maintenance and protection of records; and

o	environmental protection.
          We believe that we are in material compliance with applicable laws and regulations. However, if we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government sponsored healthcare programs. New interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Current or future legislative initiatives or government regulation may have a material adverse effect on our operations or reduce the demand for our services.
          In pursuing our growth strategy, we may expand our presence into new geographic markets. In entering a new geographic market, we will be required to comply with laws and regulations of jurisdictions that may differ from those applicable to our current operations. If we are unable to comply with these legal requirements in a cost-effective manner, we may be unable to enter new geographic markets.
Appropriate acquisitions or investment opportunities may not be available.
          As noted above, we may use a portion of our cash resources to pursue acquisition opportunities. If we decide to seek such opportunities, our future results will be dependent on our ability to identify, attract and complete desirable acquisition opportunities, which may take considerable time. In addition, our cash position, $0.634 million at April 30, 2007, may limit the scale and therefore the number of opportunities available. Our future results will be dependent on the performance of the acquired businesses, if any. We may not be successful in identifying, attracting or acquiring desirable acquisition candidates, or in realizing profits from any acquisitions. Our strategy is to achieve growth in shareholder value through the acquisition of controlling interests in small- to medium-sized “platform” companies across discreet industries in the business, healthcare and energy services sectors, in addition to the acquisition of ASCs as described in this annual report. We expect to pursue additional funding opportunities to finance this strategy.
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
          We could become a target of securities litigation based upon the volatility of our stock in the marketplace. Litigation of this type could result in substantial costs and divert management’s attention and resources. Over the past five years, our stock has declined steeply from as high as $1,700 per share to as low as $0.10 per share (in each case as adjusted to reflect our 20-to-1 reverse stock split, which was effected on November 20, 2002), and as of May 11, 2007 the closing price of our common stock was $0.275 per share. Public companies suffering this much stock price volatility are often sued by their stockholders. Additionally, we are obligated to indemnify our directors and officers as required by our bylaws under certain circumstances. Accordingly, we may be required to pay any judgments and legal costs to defend our directors and officers, in addition to the Company, in these actions, to the extent that such costs are not covered by insurance.
The market for our common stock may be illiquid.
          The 90-day average daily trading volume of our registered common stock on the OTC Bulletin Board as of May 11, 2007, was approximately 1,600 shares and we have had some days with no trading. There can be no assurance that trading volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.
Our stock is not listed on a major stock market
          Our common stock is currently quoted on the OTC Bulletin Board and we do not meet the listing requirements for the Nasdaq Global Market or any other major stock market in the United States. The listing of our stock may have an effect on the perception of our company among potential investors or acquirers and may adversely affect the liquidity of our shares and therefore can have an effect on our ability to complete such transactions or raise additional funds. have an effect on our ability to complete such transactions or raise additional funds.
Item 1B. UNRESOLVED STAFF COMMENTS

          None.
Item 2. PROPERTIES
Our executive headquarters are located at 149 South Barrington Avenue, Suite 808, Los Angeles, California, 90049.
Item 3. LEGAL PROCEEDINGS
          None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Our annual meeting of stockholders was held on January 26, 2007 in Dallas, Texas.
          The number of shares of our common stock that were issued and outstanding as of the December 26, 2006 record date established by the Board of Directors for determining stockholders entitled to vote at the meeting of stockholders, and therefore the number of shares and the number of votes entitled to vote at the annual meeting, were as follows:

Name of Class or Series	Number of Shares	Number of Votes
Common Stock	3,673,992	3,673,992

Series 1-A Preferred Stock	67,600	75,712

Series 2-A Preferred Stock	3,900	5,538

Series 5-A Preferred Stock	1,842	5,894,400

Total		9,649,642

          Holders of our common stock were entitled to one vote per share held; holders of our Series 1-A Preferred Stock were entitled to 1.12 votes per share held; holders of our Series 2-A Preferred Stock were entitled to 1.42 votes per share held; and holders of our Series 5-A Preferred Stock were entitled to 3,200 votes per share held.
          There were present in person or by proxy at the meeting stockholders representing a total of 6,973,038 votes or 72.26% of the total number of shares outstanding and entitled to vote at the meeting, meaning that a quorum was present.
          At the meeting, the following persons were duly elected as members of our Board of Directors, and received the number of votes for election next to their names:

Name	Number of Votes
David Hirschhorn	6,918,143
Todd Parker	6,918,143
Robert N. Schwartz	6,918,143
Richardson E. Sells	6,918,143
Dennis M. Smith	6,918,143
          At the meeting, we also voted to ratify our Board of Directors’ selection of independent accountants for Fiscal Year 2007. Mendoza Berger& Company, L.L.P. received 6,830,595 votes and therefore were ratified as our independent accountants for Fiscal Year 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
     The following graph reflects the cumulative stockholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period from January 31, 2002 through January 31, 2007, in comparison with the NASDAQ Market Index and our self-determined industry peer group index(1). Although our common stock stopped trading on the NASDAQ National Market on December 21, 2001, and now trades on the OTC Bulletin Board, we have compared the cumulative total stockholder return of our common stock with the NASDAQ Market Index because we believe this provides shareholders with a broad index comparison. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.
ASSUMES $100 INVESTED ON JAN. 31, 2002

FISCAL YEAR ENDING	1/31/2002	1/31/2003	1/31/2004	1/31/2005	1/31/2006	1/31/2007
COMPANY/INDEX/MARKET
Tri-Isthmus Group, Inc.	$100.00	$53.33	$18.67	$5.00	$30.00	$11.67
Customer Selected Stock List	$100.00	$102.48	$189.55	$197.36	$231.72	$197.78
NASDAQ Market Index	$100.00	$69.03	$108.34	$107.90	$121.32	$130.15

(1)	Our peer group is made up of the following companies:
Amsurg Corp.
Symbion Inc.
United Surgical Partners International Inc.
In future reports we may no longer deem United Surgical Partners as a member of our peer group because of recent changes to its ownership.
MARKET INFORMATION
          Our common stock is quoted on the OTC Bulletin Board under the symbol “TISG.OB”. The following table presents, for the periods indicated, the high and low bid prices per share of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended January 31, 2007	High	Low
First Quarter	$0.94	$0.56
Second Quarter	0.90	0.44
Third Quarter	0.58	0.29
Fourth Quarter	0.80	0.31

Fiscal Year Ended January 31, 2006	High	Low
First Quarter	$0.20	$0.12
Second Quarter	0.38	0.10
Third Quarter	0.80	0.32
Fourth Quarter	1.05	0.30

Fiscal Year Ended January 31, 2005	High	Low
First Quarter	$0.65	$0.35
Second Quarter	0.51	0.25
Third Quarter	0.32	0.18
Fourth Quarter	0.20	0.15
SHAREHOLDERS
          As of May 11, 2007, there were 653 stockholders of record of our common stock, 3 holders of our Series 1-A Preferred Stock, 1 holder of our Series 2-A Preferred Stock, no holders of our Series 3-A convertible Preferred Stock, no holders of our Series 4-A Preferred Stock, and 32 holders of our Series 5-A Preferred Stock.
DIVIDENDS
          We have never declared or paid cash dividends on our common stock or preferred stock. Holders of our Series 1-A Preferred Stock are entitled to noncumulative dividends, if declared by the Board of Directors, of $0.20 per share annually Holders of our Series 2-A Preferred Stock are entitled to noncumulative dividends, if declared by the Board of Directors, in an amount equal to 8% of the price originally paid to us for each share of Series 2-A Preferred Stock ($0.51 per share as of March 31, 2007, based on the original purchase price of $6.41 per share, as may be adjusted for stock splits, stock dividends, combinations and the like). Holders of our Series 5-A Preferred Stock are entitled to noncumulative dividends, if declared by the Board of Directors, of $40 per share annually. No dividend may be declared and paid upon shares of our common stock in any fiscal year unless dividends on all such preferred stock have been paid or declared and set aside for payment to holders of our preferred stock for such fiscal year. We currently intend to retain all future earnings to finance future growth and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights at	warrants and rights	column (a)) at
Plan category	January 31, 2007	at January 31, 2007	January 31, 2007
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	131,346	$0.99	1,798,589

Equity compensation plans not approved by security holders(2)(3)(4)(5)	1,298,421	$1.45
12,579

Total	1,429,767	$1.39	1,811,168

(1)	Consists of two plans: (a) our 2001 Stock Options/Stock Issuance Plan and (b) our Employee Stock Purchase Plan. Both plans were approved by stockholders at our 2001 Annual Meeting. The maximum number of shares of common stock that may be issued under the 2001 Stock Options/Stock Issuance Plan cannot exceed 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable) but in no event will the maximum number of shares of common stock which may be issued under this plan as incentive stock options exceed 20,000,000. As of January 31, 2007, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 1,929,935. The maximum number of shares of common stock that may be purchased under our Employee Stock Purchase Plan is 350,000. In Fiscal 2007, the Employee Stock Purchase Plan was not offered and consequently there were no shares issued under this plan. Since its inception, a total of 22,940 shares of common stock have been purchased pursuant to the Employee Stock Purchase Plan.

(2)	In July 2000, our Board of Directors approved a stock option plan (the “2000 Plan”). This plan has not been approved by our stockholders. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750 shares of common stock, as adjusted for our November 2002 reverse stock split (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of January 31, 2007, options to purchase an aggregate of 27,171 shares of common stock are classified as outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. We do not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered.

(3)	During the third quarter of Fiscal 2006, our Board of Directors approved the issuance to members of our Advisory Board, as compensation for participation on our Advisory Board, of warrants to purchase an aggregate of 727,500 shares of our common stock at an exercise price of $0.35 per share. These warrants become one-third vested upon issuance and vest an additional third after each calendar year. These warrants will become fully vested after two years. On December 12, 2006, our Board of Directors approved the issuance of warrants to purchase 50,000 shares of our common stock at an exercise price of $0.45 per share to Steven Spector, our newest Advisory Board member.

(4)	On November 17, 2005, our Board of Directors approved the grants to two independent directors of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share. These options vest in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005. On December 12, 2006, our Board of Directors approved the grant of options to Dennis Smith to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share. Mr. Smith will receive 10,000 options per quarter beginning in December 2006. These options vest in quarterly increments over three years, beginning on the effective issuance date of December 12, 2006. As of January 31, 2007, Mr. Smith has been awarded 10,000 of these options.

(5)	On December 12, 2006, our Board of Directors approved the issuance of warrants to purchase an aggregate of 60,000 shares of our common stock at an exercise price of $0.45 per share for services provided.
SALES OF UNREGISTERED SECURITIES
          On September 18, 2006, we closed a private placement financing transaction, pursuant to which we received an aggregate of $364,000 in exchange for the issuance of an additional 364 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 218,400 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement dated as of September 18, 2006. The group of investors for this private placement included Hope & Abel Investments, LLC, an affiliate of David Hirschhorn, our Co-Chairman and Co-Chief Executive Officer, Todd Parker, our Co-Chairman and Co-Chief Executive Officer and Dennis M. Smith, one of our directors. Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
          Warrants to purchase 10,000 shares of our common stock at an exercise price of $0.45 and exercisable for one year to an were issued to an individual for services performed on December 12, 2006. On this same day, we issued warrants to purchase 50,000 shares of our common stock at an exercise price of $0.45 per share and exercisable for two years to Steven Spector, our newest Advisory Board member. Each warrantholder represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
     AS NOTED ABOVE, IN FISCAL 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% AND 100% OF OUR REVENUES IN FISCAL 2005 AND FISCAL 2004 RESPECTIVELY. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.

		January 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Revenue	$702	$—	$254	$—	$—
Operating expenses	2,253	2,175	2,503	5,394	4,522

Net income/(loss)	(1,748)	(2,170)	(2,252)	(5,362)	(13,599)
Minority interest	168
Net profit/(loss) per share available to common shareholders	(1,580)
- Basic	$(0.43)	$(0.91)	$9.77	$(9.01)	$(4.08)
- Diluted	N/A	N/A	$9.53	N/A	N/A
Cash and cash equivalents	286	1,289	1,064	1,452	11,152
Accounts receivables	1,403	—	—	—	—
Property and Equipment, net	1,115	1	40	4,418	4,974

Goodwill	987	—	—	—	—
Total assets	4,542	1,579	2,714	10,834	20,137
Current liabilities	(839)	(552)	779	8,550	5,696
Long term liabilities	—	—	—	—	900
Minority interest	(1,285)
Non-redeemable preferred stock	(191)	(191)	191	4,354	5,368

Redeemable preferred stock	(3,859)	(1,307)	—	14,521	2,728

Shareholders’ equity/ (deficit)	(1,603)	(280)	1,744	(16,591)	5,445
The revenue and operating expenses figures exclude those relating to discontinued operations.

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
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
OVERVIEW
     From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region. In the fourth quarter of Fiscal 2005, we ceased operating any active BPO business that we previously conducted through Vsource Asia, and accordingly the results of the BPO-related operations have been classified as discontinued.
     Beginning in Fiscal 2006, we began actively seeking acquisitions controlling interests in small- to medium-sized “platform” companies concentrated on building a portfolio of interests in healthcare services operations, including ASC’s, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. As of January 31, 2007, we owned a majority interest (51% or greater) in two ambulatory surgery centers, the San Diego ASCs. We are actively involved in finding additional investment targets.
FUNDING
     We had an accumulated deficit of approximately $66.7 million as of January 31, 2007 that has been funded primarily through sales of equity and cash generated from the disposal of interest in Vsource Asia and the Exchange Offer (see heading “Item 1. Business — COMPANY BACKGROUND” for details). We have sustained operating losses since inception. In Fiscal 2007, we used net cash of $1.2 million from operating activities, used $0.1 million in investing activities, and generated $0.3 million from financing activities that resulted in a decrease in cash of $1.0 million.
     Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in March, April and May 2007, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
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
Fiscal Year
     Our fiscal year ends on January 31. Unless otherwise indicated, all references to years relate to fiscal years rather than calendar years. Thus, for example, a reference to “2007” means the fiscal year ended January 31, 2007.
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
     Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for Fiscal 2007, Fiscal 2006 and Fiscal 2005 was $29,000, zero, and $0.42 million, respectively.
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
Stock-Based Compensation
     Compensation cost recognized in Fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
     Prior to Fiscal 2007, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, compensation expense was recognized for options granted that had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.
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
Recent Accounting Pronouncements
Income Taxes
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 148”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings, goodwill, deferred income taxes and income taxes payable in the Consolidated Balance Sheets. The Company is currently evaluating the impact of adopting FIN 48 on the Company’s consolidated financial position, results of operations and disclosures.
Fair Value Measurements
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company’s fiscal year beginning February 1, 2008. The Company is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial position, results of operations or cash flows.

income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 was effective for us as of February 1, 2006.
RESULTS OF OPERATIONS (All amounts in thousands)

	Year Ended January 31,
	2007	2006	2005
Revenue from services	$702	$—	$254

Cost of revenue from services	—	—	161

Selling, general and administrative expenses	2,255	2,028	2,342
Expenses related to terminated merger with TEAM America		—	—
Amortization of stock-based compensation	198	147	—

Total costs and expenses	2,453	2,175	2,503

Operating loss	(1,751)	(2,175)	(2,249)

Interest income	3	5	14
Interest expense	—	—	(12)
Non-cash beneficial conversion feature expense	—	—	—
Loss on extinguishment of debt	—	—	—

Loss from continuing operations before taxation	(1,748)	(2,170)	(2,247)
Minority interest	168	—	—

Taxation		—	(5)

Net loss from continuing operations after taxation	(1,580)	(2,170)	(2,252)

Discontinued operations Income/(loss) from discontinued operations before taxation	—	—	17,491
Taxation on discontinued operations	—	—	3

Income/(loss) from discontinued operations after taxation	—	—	17,494

Net income/(loss)	(1,580)	(2,170)	15,242

Add/(Less): Deemed non-cash dividend to preferred shareholders Credit arising on exchange	—	—	—
Deemed non-cash dividend	—	—	(11,877)

Net income/(loss) available to common shareholders	$(1,580)	$(2,170)	$(23,246)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS — YEAR ENDED JANUARY 31, 2007 COMPARED TO YEAR ENDED JANUARY 31, 2006 AND YEAR ENDED JANUARY 31, 2005.
AS NOTED ABOVE, IN FISCAL 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% OF OUR REVENUES IN FISCAL 2005.
Revenue
     Revenue of $0.7 million was generated in Fiscal 2007. This was derived from the services rendered by the recent acquisitions of the San Diego ASCs on November 6, 2006. No revenue was derived in Fiscal 2006. We generated $0.2 million in revenue in Fiscal 2006. We anticipate revenue of approximately $3.5 million in fiscal 2008.
Cost of Revenue
     There was no cost of revenue in Fiscal 2007. Since there was no revenue derived in Fiscal 2006, there was no cost of revenue for Fiscal 2006. Our cost of revenue in Fiscal 2005 was $0.16 million.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services.
     Selling, general and administrative expenses were recorded at $2.3 million in Fiscal 2007 and $2.0 million in Fiscal 2006 and $2.3 million in Fiscal 2005.
Amortization of Stock-based Compensation
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $27,000 and $0 in Fiscal 2007 and Fiscal 2006, respectively.
     On December 12, 2006 we issued 50,000 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 206% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. We issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $19,651 which is recognized over the vesting period. For Fiscal 2007, the amortization recognized is $1,638.
     On December 12, 2006 we issued 10,000 warrants to purchase common stock to an individual for services performed. All warrants were issued with Black-Scholes assumptions of 206% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $3,930 which is recognized over the vesting period. For Fiscal 2007, the amortization recognized is $1,638.
     During the third quarter of 2006, we issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. We issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period. For Fiscal 2007 and Fiscal 2006, the amortization recognized is $54,000 and $80,000 respectively.
     On December 12, 2006, our Board of Directors approved the grant of a total of 120,000 options to be issued in increments of 10,000 options quarterly to our director Dennis Smith. These options vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 206% volatility, $0.42 share price, risk free interest rates of 4.5%, and exercise price of $0.42. The effective date of the issuance was December 12, 2006. The options had a calculated value of $47,162 which is recognized over the vesting period. For Fiscal 2007, the amortization recognized is $2,620.
     On November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period. For Fiscal 2007 and Fiscal 2006, the amortization recognized is $27,000 and $14,000 respectively.

Operating Loss
     As a result of the foregoing, we had an operating loss from continuing operations in Fiscal 2007 of $1.75 million, which was lower than our operating loss of $2.17 million in Fiscal 2006 and $2.25 million in Fiscal 2005.
Minority Interest
     In Fiscal 2007, we had a minority interest of $168,000, as a result of the share of loss of the subsidiaries after the completion of the acquisition on the surgical business on November 6, 2006.
Interest Expense
     We had no interest expense in Fiscal 2007 and Fiscal 2006. We had an interest expense of $12,000 in Fiscal 2005.
Taxation
     There were no taxation charges for Fiscal 2007 and Fiscal 2006 . Taxation charges for the Fiscal 2005 amounted to $5,000, attributable entirely to California Franchise Tax for Fiscal 2005.
Discontinued Operations
     As noted above under the heading “Overview,” we disposed of Vsource Asia, our former wholly-owned Malaysian subsidiary, in a series of transactions culminating in the Exchange Offer. As a result of the Exchange Offer, we no longer have an ownership interest in Vsource Asia and therefore no longer provide BPO services or have any active business operations.
     In the first quarter of Fiscal 2005, we recorded a one-time gain of $7.6 million from the disposal of 38.8% of our equity interest in Vsource Asia, our former wholly owned subsidiary, to Symphony House and other investors. The sale was completed in March 2004, for which we received proceeds of approximately $9.5 million and in connection with which we incurred incidental costs of $0.3 million. In November 2004 we contributed our remaining 61.2% ownership interest in Vsource Asia in exchange for the cancellation of 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock and for cash of $81,938. We recorded a gain of $14 million, net of taxes, in connection with the disposal of the remaining 61.2% of Vsource Asia.
     Human capital management solutions were originally launched in October 2003 and conducted through our wholly owned subsidiary, Vsource (Texas) Inc. This segment was discontinued in July 2004 upon the sale of Vsource (Texas) Inc. Revenue from the segment was $0.25 million in Fiscal 2005 and operating losses in Fiscal 2005 were $0.99 million. We also recorded a loss on disposal of $0.16 million from the disposal of Vsource (Texas) Inc. in the second quarter of Fiscal 2005.
Net Income or Loss
     As a result of the foregoing, we had a net loss in 2007 of $1.75 million in Fiscal 2007, compared to a net loss in Fiscal 2006 of $2.17 million. We had a net income of $15.2 million in Fiscal 2005.
Net Income or Loss Available to Common Shareholders
      Net income or loss available to common shareholders is computed from net income or loss and adding or deducting deemed non-cash dividend to preferred shareholders and credit on exchanges. We had net loss available to common shareholders of $1.58 million, or $(0.43) per basic share, in Fiscal 2007, compared to a net loss of $2.1 million, or $(0.91) per basic share respectively in Fiscal 2006, and a net income of $37.4 million, or $18.37 and $17.92 per basic and diluted share, respectively in Fiscal 2005.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents totaled $0.3 million as of January 31, 2007, as compared to $1.3 million and $1.0 million as of January 31, 2006 and January 31, 2005, respectively. As of January 31, 2007, we had working capital of $1.6 million and a shareholders’ deficit of $1.6 million, as compared to working capital of $1.0 million and shareholders’ deficit of $0.3 million as of January 31, 2006 and a working capital of $1.8 million and shareholders’ equity of $1.7 million as of January 31, 2005. The decrease in working capital and shareholders’ equity is primarily due to costs associated with staffing, administration and reporting during a period when we had no operations and losses incurred. These costs were offset partially by new funds raised through the sale and issuance of new shares of our Series 5-A Preferred Stock. We had no long term liabilities as of January 31, 2007, January 31, 2006, or as of January 31, 2005. To date, we have financed our operations primarily through sales of equity and cash generated from the disposal of our interest in Vsource Asia in a series of transactions culminating in the Exchange Offer (see “Overview” above for detail).

     Net cash used in operating activities increased $0.3 million, from $0.9 million in Fiscal 2006 to $1.2 million in Fiscal 2007. We had net cash used in operating activities of $7.9 million in Fiscal 2005. Net cash used in investing activities increased $0.1 million, from $22,000 in 2006 to $0.1 million in 2007. Net cash used in investing activities for Fiscal 2007 primarily related to the acquisition of the San Diego ASCs. Net cash provided by financing activities was $0.3 million in Fiscal 2007, $1.1 million in 2006 and $10,000 in Fiscal 2005. Net cash provided by financing activities in Fiscal 2007 came from the issuance of Series 5- A Preferred Stock and other equity. Net cash provided by financing activities in Fiscal 2006 came from issuance of shares of our Series 5-A Preferred Stock.
     As of January 31, 2007, we had liabilities of $0.6 million and assets of $4.5 million.
OFF-BALANCE SHEET FINANCING
     We have no “off-balance sheet” financing arrangements.
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
     We had no contractual obligations in Fiscal 2007 or beyond.
INTEREST RATE RISK
     Our exposure to market risk for changes in interest rates relates primarily to our cash on deposit with high quality financial institutions. We are exposed with respect to interest rate fluctuations in the U.S. as changes in U.S. interest rates affect the interest earned on our cash. However, changes in interest income will not have a material impact on our financial results, as we derived only $3,000 and $5,000 from interest income in Fiscal 2007 and Fiscal 2006 respectively.
FOREIGN CURRENCY RISK
     We derive most of our revenues from operations in the United States. All of our revenues are currently denominated in U.S. dollars. An increase or decrease in the value of the U.S. dollar relative to foreign currencies does not have a material impact on the demand for our services or on our expenses. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
We have audited the accompanying consolidated balance sheets of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) (a Delaware corporation) as of January 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) as of January 31, 2005, were audited by other auditors whose report dated May 13, 2005, expressed an unqualified opinion on those statements (the May 13, 2005 report was modified related to the uncertainty of the Company’s ability as a going concern), and have been furnished to us.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged an audit of its internal control over financial reporting. Our audits included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) as of January 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Mendoza Berger & Company, LLP
Irvine, California
May 15, 2007

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$286	$1,289
Accounts receivable, net of allowance for uncollectible accounts	1,403
Advance to affiliated entity (Note 7)	273	—
Prepaid expenses	51	45
Other Current assets	457	244

Total current assets	2,469	1,578

Property and equipment, net	1,115	1
Goodwill (Note 8)	987	—

Total assets	$4,571	$1,579

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 31,
	2007	2006
LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable	$545	$391
Accrued expenses	290	150
Staff accruals	4	11

Total current liabilities	839	552

Commitments and contingencies (Note 11)	—	—

Minority interest (Note 9)	1,285	—

Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 and 67,600 shares issued and outstanding as of January 31, 2007 and 2006 respectively) (Aggregate liquidation value is $169 as of January 31, 2007 and 2006 respectively)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of January 31, 2007 and 2006) (Aggregate liquidation value is $25 as of January 31, 2007 and 2006 respectively)	25	25

	191	191
Redeemable preferred stock: (Note 12)
Preferred stock Series 5-A ($0.01 par value, 3,752 shares authorized; 1,842 and 1,478 shares issued and outstanding as of January 31, 2007 and January 31, 2006 respectively (Aggregate liquidation value is $1,842 and $1,478 as of January 31, 2007 and 2006 respectively) (Aggregate redemption value is $2,063 and $1,774 as of January 31, 2007 and 2006 respectively)	1,509	1,266

Series B preferred stock issued by subsidiary (note 12) ($0.01 par value, 38,250 shares authorized, 19,990 and 0 shares issued and outstanding as of January 31, 2007 and January 31, 2006, respectively)	2,500	—

Receivable from issuance of preferred stock	(150)	(150)

Total preferred stock	4,050	1,307

Shareholders’ equity/(deficit):
Common stock ($0.01 par value, 100,000,000 shares authorized; 3,674,029 and 3,673,992 shares issued and outstanding as of January 31, 2007 and 2006, respectively)	37	37
Additional paid-in-capital	65,390	65,263
Accumulated deficit	66,694	(65,114)
Other comprehensive income	(52)	(50)
Deferred stock based Compensation	(284)	(416)

Total shareholders’ equity/(deficit)	(1,603)	(280)

Total liabilities, preferred stock and shareholders’ equity/(deficit)	$4,571	$1,579

The accompanying notes are an integral part of these Consolidated Financial Statements

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended January 31,
	2007	2006	2005
Revenue from services	$702	$—	$254
Cost and expenses:
Cost of revenue from services	—	—	161
Selling, general and administrative expenses	2,255	2,028	2,342

	—	—	—
Amortization of stock-based compensation (Note 13)	198	147	—

Total costs and expenses	2,453	2,175	2,503

Operating loss	(1,751)	(2,175)	(2,249)

Interest income	3	5	14
Interest expense	—	—	(12)

Net loss from continuing operations before taxation	$(1,748)	$(2,170)	$(2,247)

Minority interest	168

Income tax benefit/(expense)	—	—	(5)

Net loss from continuing operations after taxation	$(1,580)	$(2,170)	$(2,252)

Discontinued operations
Income/(loss) from discontinued operations before taxation	—	—	17,491
Income tax benefit/(expense) on discontinued operations	—	—	3

Income/(loss) from discontinued operations after taxation	—	—	17,494

Net income/(loss)	$(1,580)	$(2,170)	15,242

Net income/(loss) available to common shareholders (Note 4 )	$(1,580)	$(2,170)	$37,386

Net income/(loss) per common share:
Continuing operations
Basic	$(0.43)	$(0.91)	$9.77

Diluted	N/A	N/A	$9.53

Discontinued operations
Basic	—	$—	$8.60

Diluted	—	$—	$8.39

Total
Basic	$(0.43)	$(0.91)	$18.37

Diluted	N/A	N/A	$17.92

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except for shares data)

	Common Shares		Additional Paid-in	Deferred Stock			Other Comprehensive	Total Shareholders’
	Stock	Amount	Capital	Based Compensation	Notes Receivable	Accumulated Deficit	Income (Loss)	Deficit
Balance at January 31, 2004	2,026,041	$20	$86,554	$—	$—	$(102,986)	$(179)	$(16,591)
Net Income						15,242		15,242
Comprehensive Income							127	127

Beneficial conversion feature of Series 1-A, 2-A and 4-A Preferred Stock Exchanged	—	—	(19,188)	—	—	—	—	(19,188)
Credit on exchange of Series 1-A, 2-A and 4-A Preferred Stock	—	—	—	—	—	22,144	—	22,144
Issuance of Common Stock on stock options exercised	48,193	1	9					10

Balance at January 31, 2005	2,074,234	$21	$67,375	$—		$(65,600)	$(52)	$1,744

Net Loss						(2,170)		(2,170)
Comprehensive Income							2	2
Issuance of Common Stock	1,600,000	16	304	—				320
Fractional shares arising on reverse stock split	(201)
Warrants Cancelled			(2,796)			2,656		(140)
Issuance of Series 5-A Preferred Stock and warrants under private placement			137					137
Issuance of warrants			161					161
Issuance of options			82,					82
Deferred stock based compensation				(416)				(416)

Balance at January 31, 2006	3,673,992	$37	$65,263	$(416)		$(65,114)	$(50)	$(280)

Net Loss						(1,580)		(1,580)
Comprehensive Income							(2)	(2)
Fractional shares arising on reverse stock split	37							—
Warrants Cancelled								—
Issuance of warrants			80	(20)				60
Issuance of options			47	(47)				—
Deferred stock based compensation				198				198

Balance at January 31, 2007	3,674,029	$37	$65,390	$(285)		$(66,694)	$(52)	$(1,411)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended January 31,
	2007	2006	2005
Cash flows from operating activities:
Net income/(loss)	$(1,580)	$(2,170)	$15,242
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority Interest	(168)	—	—
Depreciation and amortization	29	—	1,883
Bad debt provision/(writeback)	—	12	753
Write-off of expenses related to terminated merger with TEAM America	—	—	—
(Gain)/loss on disposal of property and equipment	1	26	(4)
Amortization of stock-based compensation	198	147	—
Minority interest in loss of a former subsidiary		—	(758)
Gain on disposal of discontinued operations		—	(21,471)
Changes in working capital components:		—
Accounts receivable	101	—	(1,149)
Inventory	—	—	60
Accounts payable	15	(106)	(346)
Advance from customers	—	—	(892)
Others	(204)	1,168	(1,213)

Net cash (used in)/provided by operating activities	(1,200)	(923)	(7,895)

Cash flows from investing activities:
Purchase of property and equipment	—	(3)	(641)
Proceeds from sale of property and equipment	—	1	4
Expenses related to terminated merger with TEAM America	—	—	—
Proceeds from disposal of subsidiaries	—	24	9,596
Short term investment in CSA	(272)
Cash disposed of in conjunction with the disposal of subsidiaries	—	—	(335)
Acquisition of subsidiaries, net of cash acquired	163

Net cash used in investing activities	(109)	22	8,624

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	10
Proceeds from issuance of preferred stock, net of cost	304	1,266	—
Warrants Cancelled	—	(140)	—
Proceeds from borrowings and convertible notes	—	—	—
Repayment of convertible notes and preferred stock	—	—	—

Net cash provided by financing activities	304	1,126	10

Effect of changes in foreign exchange rates	—	—	(5)

Net increase/(decrease) in cash and cash equivalents	(1,003)	225	734

Cash and cash equivalents at beginning of year	1,289	1,064	330

Cash and cash equivalents of discontinued operations	—	—	—

Cash and cash equivalents at end of year	$286	$1,289	$1,064

Supplemental cash flow information
Cash paid for interest	$—	$—	$—

Non-cash financing and investing activities
Conversion of Series 4-A Preferred Stock to Common Stock	—	—	—
Conversion of Series 1-A and 2-A Preferred Stock to Common Stock	—	—	—
Issuance of Series B Preferred Stock for acquisition of subsidiaries	$2,500	—	—
Cancellation of preferred stock	—	—	30,902
Credit arising on exchange	—	—	(34,363)
Beneficial conversion feature of:
Series 4-A Preferred Stock (Note 4)	—	—	12,219
Convertible notes	—	—	—
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
     On November 22, 2004, the Company contributed its remaining 61.2% ownership interest in Vsource Asia to its new wholly owned subsidiary incorporated in the British Virgin Islands (“Asia Holding Co.”). Immediately thereafter, the Company completed an exchange offer pursuant to which the holders of Preferred Stock could exchange their Preferred Stock for common shares of Asia Holding Co. at certain exchange ratios (the “Exchange Offer”). Effective upon the completion of the Exchange Offer on November 22, 2004, 92.8% of the Series 1-A Preferred Stock, 98.8% of the Series 2-A Preferred Stock and 100% of the Series 4-A Preferred Stock were tendered to us and subsequently cancelled. As a result, 67,600 shares of Series 1-A Preferred Stock and 3,900 shares of Series 2-A Preferred Stock remain outstanding. A further result of the Exchange Offer is that the potential Series 4-A Preferred Stock put right discussed above has been extinguished and the aggregate preference amount of the Company’s remaining Preferred Stock was reduced to approximately $194,000.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     On December 16, 2005, at the Company’s Annual Meeting of Stockholders, the stockholders voted to amend the Company’s Certificate of Incorporation to change its legal name to “Tri-Isthmus Group, Inc.” from “Vsource, Inc.” and to reduce the number of authorized shares of common stock from 500,000,000 shares to 100,000,000 shares, as described in the Company’s Proxy Statement filed with the SEC on November 28, 2005. All of the financial statements presented reflect this change.
     The reduction of the number of authorized shares of common stock did not effect the number of shares of common stock issued and outstanding.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Because the BPO-related operations the Company provided up until November 2004 have been classified as discontinued and operations consisting of limited consulting services ceased in December 2004, the Company’s historical results will not be indicative of future performance. In Fiscal 2005 and through the Exchange Offer, Vsource Asia generated $13.9 million in revenues or approximately 96% of the Company’s consolidated revenues. As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co, and therefore no longer provides BPO services. Since the completion of the Exchange Offer, the Company’s only active business operations consisted of limited consulting services provided to third parties for which the Company received revenue in the amount of $254,000 during Fiscal 2005. Because the Company ceased these services in December 2004, during the fiscal year ended January 31, 2006 (“Fiscal 2006”), it received no revenue from these consulting services and does not anticipate receiving any future revenues for these services. Accordingly, the Company did not have any active operations during Fiscal 2006 and does not anticipate having any active operations until the completion of the acquisition of either the San Diego ASC’s or the surgical center management company described below and Note 8.
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
Strategy
          With the completion of the acquisition of the San Diego ASCs, our strategy evolved during Fiscal 2007 from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we are seeking to build a portfolio of interests in healthcare services operations, including ASC’s, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. Our strategy is predicated on management’s belief that the provision of flexible financial solutions to ASCs and other healthcare platforms aligns our interests with those of physician-partners, providing the basis for interdependent relationships that will establish sound operating partnerships and deliver solid risk adjusted returns.
          The portfolio is expected to be comprised of (i) majority interests in healthcare platforms or facilities, such as the San Diego ASCs, and (ii) investment in a diversified portfolio of minority interests in ASCs with a history of positive cash flows. In addition we will selectively invest in business solutions providing financial and processing services to healthcare providers and physicians.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Funding
     The Company has sustained operating losses since its inception and had an accumulated deficit of approximately $66.7 million as of January 31, 2007 that has been funded primarily through preferred stock financing and cash generated from the disposal of all of its interest in Vsource Asia. The Company disposed of its business operations during the year and no longer has any active business operations until the recent acquisitions of the San Diego Surgical Centers. Following the Financing in July 2005, the Company continued to operate with a minimal two person staff comprised of its Co-Chief Executive Officers. The Company’s new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions.
     As of January 31, 2007, the Company had liabilities of $0.8 million and assets of $4.5 million. As described in Note 17, in May 2006 and June 2006 the Company received subscriptions for an aggregate of $344,000 to purchase shares of Series 5-A Preferred Stock and warrants to purchase common stock. The Company expects to close this transaction during the second quarter of Fiscal 2007, and may receive additional subscriptions prior to such closing.
     The Company’s management believes that it has adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in March, April and May of 2007, for the Company to continue in operation for at least 12 months from the balance sheet date. Therefore, the Company has prepared its financial statements on a going concern basis.
     During Fiscal 2006 and Fiscal 2007, the Company was a “public shell” company. Its working capital needs were limited to the expenses necessary to maintain its listed status on the OTC Bulletin Board, including legal, accounting and regulatory and related filing expenses. Additionally, the Company was actively seeking investment and acquisition opportunities in the healthcare, business and energy services industries, and budgeted appropriate funds for business development and prospective transaction assessment and execution.
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
2. Summary of Significant Accounting Policies
Fiscal Year
     The Company’s fiscal year ends on January 31. Unless otherwise indicated, all references to years relate to fiscal years rather than calendar years. Thus, for example, a reference to “2007” means the fiscal year ended January 31, 2007.
Principles of Consolidation and Basis of Presentation

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Cash and Cash Equivalents
     Cash consists of cash on hand and amounts deposited with high quality financial institutions. Amounts on deposit at times exceeds the insurance limits. Cash equivalents are highly liquid instruments including cash in money market current accounts that are interest-bearing, capital guaranteed and without any withdrawal restrictions.
Property and Equipment
     Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer hardware	2 to 5 years
Computer software	5 years
Office equipment, furniture and fixtures	5 years
Motor vehicle	3 years
     Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for 2007, 2006 and 2005 was $29,000, zero, and $0.42 million, respectively The Company recorded a $1,000 loss on disposal of property and equipment in 2007, a $26,000 loss on for 2006, and a $4,000 gain on disposal of property and equipment for 2005.
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
Restricted Cash
     Restricted cash represents deposits with a bank to secure standby letters of credit established for the benefit of a former customer of the Company that is now a customer of Vsource Asia. On November 2, 2005, restricted cash of $0.25 million was released from restrictions and the amount was transferred to cash and cash equivalents. There is no restricted cash at January 31, 2007, 2006, 2005.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is probable or reasonably assured. Revenue of $0.7 million was generated in 2007. This was derived from the services rendered by the recent acquisitions of the San Diego Surgical Centers on November 6, 2006. No revenue was recognized during 2006 and $0.254 million was recognized in 2005.
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
Segment Data
     As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co., and therefore no longer provides BPO services. The consulting services to third parties ceased in December 2004. The Company’s revenue from continuing operations was generated from the United States and its long-lived assets were mainly located in the United States. In the fiscal year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company’s combined revenues. As a result of the Exchange Offer and the cessation of its consulting services in December 2004, the Company no longer has any active business operations, until the recent acquisition of the San Diego Surgical Centers. All revenue derived in 2007 was from surgical business
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superceded APB Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20, “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 was effective for the Company as of February 1, 2006. [ auditor, pls assist]
3. Discontinued Operations
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
         The operating results of discontinued operations consisted of those gains and losses incurred by the discontinued operations prior to the disposal, the details of which are summarized as follows (amounts in thousands):

	For the Year Ended January 31, 2005
	Vsource	Vsource
	Asia	Texas	Total
Revenues, net	$13,934	$254	$14,188

Income/(loss) before income tax benefit/(expense)	$18,639	$(1,148)	$17,491
Income tax benefits/(expense)	3	—	3

Net income/(loss) (including gain/(loss) on disposal of $21,633 and ($162))	$18,642	$(1,148)	$17,494

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Net Income/(Loss) Available to Common Shareholders and Comprehensive Profit/(Loss)
         The following table is a calculation of net income or loss available to common shareholders (in thousands) and comprehensive loss:

	For the Year Ended January 31,
	2007	2006	2005
Net income/(loss)	(1,580)	$(2,170)	$15,242

Add (Less): Deemed non-cash dividend to preferred shareholders
Credit arising on exchange	—	—	34,363
Deemed non-cash dividend	—	—	(12,219)

	$(1,580)	$(2,170)	22,144

Net profit/(loss) available to common shareholders	$(1,580)	$(2,170)	$37,386

Other comprehensive income/(loss):
Foreign currency translation adjustment	(2)	2	127

Comprehensive Income/(Loss)	$(1,582)	$(2,168)	$37,513

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
     $12.2 million was recorded in 2005, as a deemed dividend to preferred shareholders on the Series 4-A Preferred Stock, representing the amortization of the discount on the original issue of this stock for both attached warrants and beneficial conversion features.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share
     The amounts in the table below are in thousands except for per share amounts.

	For the Year Ended January 31,
	2007	2006	2005
Numerator for basic and diluted income/(loss) per share:
Net income/(loss) – continuing operations	(1,580)	(2,170)	$19,892

Net income/(loss) – discontinued operations	—	—	$17,494

Net income/(loss)	(1,580)	(2,170)	$37,386

Denominator for basic earnings/(loss) per share – weighted average shares	3,673,996	2,374,993	2,035,434
Effect of dilutive securities:
Employee stock options	N/A	N/A	23,913
Preferred stock	N/A	N/A	27,312
Dilutive potential common shares	N/A	N/A	51,225

Denominator for diluted earnings/(loss) per common share – adjusted weighted average shares	3,673,996	2,374,993	2,086,659

Net income/(loss) per common share:
Continuing operations
Basic	(0.43)	(0.91)	9.77

Diluted	—	—	9.53

Discontinued operations
Basic	—	—	8.60

Diluted	—	—	8.39

Total
Basic	(0.43)	(0.91)	18.37

Diluted	—	—	17.92

     As the Company had a net loss for 2007 and 2006, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
5. Fair Value of Financial Instruments
     Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Consolidated Balance Sheet Details

	January 31,
	2007	2006
	(in thousands)
Other current assets:
Deposits	81	140
Other receivables	376	104

	457	$244

Property and equipment:
Computer hardware	40	$40
Office equipment, furniture and fixtures	49	49
Leasehold improvements	—	—
Motor vehicle	—	—

Medical equipment	1,144	89
Accumulated depreciation	(118)	(88)

	$1,115	$1

7. Advance to CSA II, LLC
     On April 28, 2006, the Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of the Company’s directors. Under the terms of this agreement, the Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation, pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. This advance is repayable in full on November 30, 2007. In addition, for consideration of $239.38, the Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, the Company received a partial repayment of this advance in the amount of $60,654 leaving a balance of approximately $272,000 at January 31, 2007. On June 12, 2006, the Company was reimbursed $75,000, representing expenses associated with this advance
8. Goodwill
     On November 16, 2006, to be effective as of November 6, 2006, the Company completed its closings on two ASCs located in the San Diego area, Point Loma Surgical Center, L.P. (“Point Loma”) and Elite Surgical Centers, Del Mar L.P. (“Del Mar”). The Company has acquired 51% of two ASCs, 50.00% limited partner interests and 1.00% general partner interests in each of Point Loma and Del Mar, with the completion of various closing conditions related to the transaction. The breakdown of goodwill has been calculated as follow:

	Point Loma	Del Mar	Total
Cash and cash equivalents	$109	$55	$164
Accounts receivable, net	950	569	1,519
Other current assets	91	145	236
Property and equipment, net	428	768	1,144
Accounts payable	(51)	(46)	(97)

Total	1,527	1,439	2,966
Less: Minority interest – 49%	(748)	(705)	(1,453)

Share of net assets	779	734	1,513

Purchase consideration	1,250	1,250	2,500

Goodwill	$471	$516	$987
     The Company has tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of January 31, 2007 in the accompanying consolidated balance sheet. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal completed by a third party during 2008 to assist the Company in determining its final purchase price allocation.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Minority interest
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
     Minority interest accounts for the share of the results of the above ASCs amounts to $1,285,000 liability on the balance sheets at January 31, 2007. Minority interest portion of net income was approximately $168,000 for the year ended January 31, 2007.
10. Warrants
     As a condition for entering into the exchangeable note purchase agreements for the Series B Notes and the Series B-1 Notes (which were extinguished during the year ended January 31, 2003), the Company agreed to issue warrants to purchase 1.8 million shares of its common stock. The Series B Warrants issued in connection with the Series B Notes have an exercise price of $2.00 per share and expire on July 12, 2006. The Series B-1 Warrants issued in connection with the Series B-1 Notes have an exercise price of $2.00 per share and expire on either January 30, 2007 or February 17, 2007. The Company also issued warrants to Jefferies & Company, Inc. to purchase 10,000 shares of common stock, which warrants have an exercise price of $2.00 and are exercisable until July 5, 2006, as consideration for providing financial advisory services to the Company in connection with the acquisition of NetCel360. In connection with the private placement and exchange completed on October 25, 2002, Series B Warrants and Series B-1 Warrants to purchase 1.5 million shares of the Company’s common stock were exchanged for Series 4-A Preferred Stock. On January 6, 2003, Series B Warrants and Series B-1 Warrants to purchase a total of 41,783 shares of the Company’s common stock were exchanged for Series 4-A Preferred Stock.
          Series B Warrants to purchase a total of 8,968 shares of the Company’s common stock were cancelled by holders who participated in the Exchange Offer . Series B-1 warrants to purchase a total of 6,710 shares of the Company’s common stock were cancelled by holders who participated in the Exchange Offer .
          Series B Warrants and Series B-1 warrants to purchase a total of 201,874 and 13,421 shares, respectively, of the Company’s common stock remain outstanding as of January 31, 2006. The same amount remains outstanding as of January 31, 2007.
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
          During the third quarter of 2006, the Company issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 50% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The Company issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period. For the Fiscal Years 2007 and Fiscal 2006, the amortization recognized is $54,000 and $80,000 respectively
          On December 12, 2006 we issued 50,000 warrants to purchase common stock All warrants were issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. We issued these warrants for participation on our Advisory Board. The warrants

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of approximately $20,000 which is recognized over the vesting period. For Fiscal 2007, the expense recognized is $8,000.

				Weighted-Average
	Number of Shares of Common Stock			Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2007	2006	2005	2007	2006	2005
Warrants outstanding at beginning of the period	2,097,095	1,545,528	1,609,886	$0.56	$2.65	$4.42
Granted	328,400	1,614,300	—	0.48	0.43	—
Exercised	—	—	—	—	—	—
Cancelled or Expired	(701,195)	(1,062,733)	(64,358)	0.67	3.41	47.03
Converted	—	—	—	—	—	—

Warrants outstanding at end of the period	1,724,300	2,097,095	1,545,528	0.49	0.56	2.65

Warrants exercisable at end of the period	1,563,049	1,733,345	295,528	0.44	0.60	$13.82

11. Commitments and Contingencies
          The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through 2007. Certain of these leases contain renewal options. Rent expense was $0 in 2007, $0.1 million in 2006, and $0.2 million in 2005. As of January 31, 2006, the Company’s only future minimum lease commitments were $35,000 for Fiscal 2007, with no future minimum lease commitments after Fiscal 2007.
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
Series 1-A Preferred Stock
     The Company allocated the net proceeds from the issuance of the Series 1-A Preferred Stock to an embedded beneficial conversion feature. The deemed non-cash discount resulting from the allocation was fully amortized through retained earnings at issuance. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Preferred Stock shall be entitled to receive, prior and in preference to

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock.
     The holder of each share of Series 1-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Preferred Stock. Holders of the Series 1-A Preferred Stock are entitled to noncumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. There were 67,600 shares of Series 1-A Preferred Stock issued and outstanding at January 31, 2007 and 2006 with an aggregate liquidation value of $169,000 for both years. There are three holders of Series 1-A Preferred stock. As a result of issuances during 2003 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 1-A Preferred Stock and the 20-for-1 reverse stock split that occurred on November 20, 2002, the conversion price of the Series 1-A Preferred Stock was adjusted to $6.60 per share as of November 20, 2002.
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
     Under certain circumstances, such as stock splits or issuances of common stock at a price less than the original issue price of the Series 2-A Preferred Stock, these shares are subject to stated conversion price adjustments. There were 3,900 shares of Series 2-A Preferred Stock issued and outstanding at January 31, 2007 and 2006 with an aggregate liquidation value of $24,999 for both years. There is one holder of Series 2-A Preferred Stock. As a result of issuances during 2003 of common stock or securities convertible into common stock at a price less than the issuance price of the Series 2-A Preferred Stock and the 20-for-1 reverse stock split that occurred on November 20, 2002, the conversion price of the Series 2-A Preferred Stock was adjusted to $14.20 per share as of November 20, 2002.
Conversion and Exchange of Series 1-A, Series 2-A and Series 4-A Preferred Stock
          During 2004, 330,947 shares of Series 1-A Preferred Stock and 33,092 shares of Series 2-A Preferred Stock were converted into a total of 140,007 shares of common stock. Additionally, 877,408 shares of Series 1-A Preferred Stock and 330,344 shares of Series 2-A Preferred Stock were exchanged on November 22, 2004 as part of the Exchange Offer. During 2003, 311,827 shares of Series 1-A Preferred Stock and 46,802 shares of Series 2-A Preferred Stock were converted into a total of 67,021 shares of common stock, 115,959 shares of Series 1-A Preferred Stock were exchanged for cash and 760,531 shares of Series 2-A Preferred Stock were exchanged for 1,583 shares of Series 4-A Preferred Stock. During 2002, 733,613 shares of Series 1-A

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred Stock and 181,747 shares of Series 2-A Preferred Stock were converted into a total of 915,360 shares of common stock.
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
     The holder of each share of Series 5-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 5-A Preferred Stock. Holders of the Series 5-A Preferred Stock are entitled to noncumulative dividends, if declared by the Company’s Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. There were 1,842 and 1,478 shares of Series 5-A Preferred Stock issued and outstanding at January 31, 2007 and 2006, respectively with an aggregate liquidation value of $1,842 for both years. There are eighteen holders of Series 5-A Preferred Stock.
     On July 18, 2005, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005 (the “Purchase Agreement”), pursuant to which we issued and sold 1,478 shares of a newly created class of preferred stock, known as Series 5-A Convertible Preferred Stock, and warrants to purchase and aggregate of 886,800 shares of common stock to a group of investors (the “Investors”) led by Hope & Able Investments, LLC of Los Angeles, California, in exchange for an aggregate purchase price of $1.478 million (the “Financing”), including a promissory note in the amount of $150,000 issued to us by one of the Investors. In accordance with the terms of the Purchase Agreement, we completed the Financing and issued and sold 1,478 shares of Series 5-A Preferred Stock and warrants to acquire 886,800 shares of common stock to the Investors. The 1,478 shares of Series 5-A Preferred Stock have an initial conversion price of $0.3125 per share and in the aggregate are convertible into 4,729,600 shares of common stock. The related warrants have an initial exercise into 886,800 shares of common stock, representing 9.2% of our common stock, on a fully diluted basis.
     During the year ended January 31, 2007, the Company issued 364 shares of Series 5A Preferred Stock. The Company raised gross proceeds of $364,000. In addition, the Company issued 218,400 warrants to purchase 218,400 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $60,000. The Company received net proceeds of $364,000.
Series B preferred stock issued by subsidiary
          On December 2, 2005, through newly created indirect subsidiaries, the Company entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California (the “San Diego ASCs”). The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions will be $2,550,000 payable in preferred stock issued by the two acquisition entities, which preferred stock will be exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements.
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

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of October 31, 2006, Series B Exchangeable Redeemable Preferred Stock issued by subsidiaries totaled $999,500, representing the face value of preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 19.99% limited partnership interests in the San Diego ASCs, as described above. This preferred stock is exchangeable into shares of the Company’s common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009. At January 31, 2007, the total shares of Series B Preferred Stock Outstanding is 19,990 shares.
Related Party Interests in Preferred Stock
     Executive officers and affiliates of the Company held no Series 1-A, Series 2-A or Series 4-A Preferred Stock as of January 31, 2007, 300 shares of Series 5-A Preferred Stock as of January 31, 2007, and no preferred stock as of January 31, 2006.
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

	Year ended January 31,
	2007	2006	2005
	(in thousands, except for per share data)
Net income/(loss) (as reported after excluding minority expense)	$(1,580)	$(2,170)	$15,242
Add: Stock-based employee compensation expense included in reported net income	198	147	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards	198	(147)	—
Net income/(loss)	$(1,580)	$(2,170)	$15,242
Basic net income/(loss) available to common shareholders per share
As reported	$(0.43)	$(0.91)	$18.37
Pro forma	N/A	N/A	$18.37
Diluted net income/(loss) available to common shareholders per share
As reported	N/A	N/A	$17.92
     The pro forma disclosures provided are not likely to be representative of the effects on reported net income for future years due to future grants and the vesting requirements of the stock options.
     120,000 options were granted in 2007. The weighted average fair value of stock options granted during 2007, 2006 and 2005 was $0.39, $0.23, and $0.49, respectively. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Year ended January 31,
	2007	2006	2005
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	212%	99%	208%
Risk-free rate of return	4.5%	4.1%	3.1%
Expected life (years)	3.0	3.0	3.0

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Plans
     In November 2001, the Company’s 2001 Stock Option/Stock Issuance Plan (the “2001 Plan”) was adopted by the stockholders of the Company. The 2001 Plan allows for the issuance of incentive stock options, non- statutory stock options and shares of common stock for either the immediate purchase of shares or as a bonus for services rendered, up to a maximum number of shares of the Company’s common stock equal to 20% of the total shares of common stock outstanding at the time the calculation is made, including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable (but in the case of incentive stock option, no more than 20,000,000 shares of common stock). Options are generally granted for a term of ten years and generally vest over periods ranging from one to three years. The Company has granted various non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant.
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
     In addition, on November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period. For the Fiscal Years 2007 and Fiscal 2006, the amortization recognized is $27,000 and $14,000 respectively
     On December 12, 2006, our Board of Directors approved the grant of a total of 120,000 options to be issued in increments of 10,000 options quarterly to our director Dennis Smith. These options vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 212% volatility, $0.42 share price, risk free interest rates of 4.5%, and exercise price of $0.42. The effective date of the issuance was December 12, 2006. The options had a calculated value of $47,000 which is recognized over the vesting period. For Fiscal 2007, the amortization expense recognized is $2,000.
     The following summarizes activities under the stock option plans:

				Weighted-Average
	Number of Options			Exercise Price Per Share
	Year ended January 31,			Year ended January 31,
	2007	2006	2005	2007	2006	2005
Options outstanding at beginning of the period	458,517	449,067	3,697,249	$1.88	$3.82	$2.44
Granted
– at above fair market value	—	360,000	312,050	—	0.40	2.00
– at fair market value	120,000	—	—	0.42	—	—
– at below fair market value	—	—	—	—	—	—
Exercised	—	—	(48,225)	—	—	0.20
Cancelled	(94767)	(350,550)	(2,754,482)	$1.48	$2.85	2.34
Forfeited	—	—	(757,525)	—	—	1.95

Options outstanding at end of the period	483,750	458,517	449,067	0.42	1.88	3.82

Options vested/exercisable at end of the period	363,750	458,517	449,067	$0.42	$1.88	$3.82

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following summarizes information for stock options outstanding as of January 31, 2007:

		Weighted-average	Weighted-average remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	8.0
$0.42	120,000	$0.42	3.0
$2.00	3,750	$2.00	5.0

	483,750
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
14. 401(k) Plan
The Company sponsors a 401(k) (“401(k) Plan”) employee savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended. Participants may elect to defer 1% to 14% of their eligible compensation. During the calendar year ended December 31, 2005, the maximum contribution by each participant was subject to the federal law limitation of $14,000 ($18,000, in the case of persons over 50 years of age). For calendar 2006, the maximum contribution by each participant is subject to the federal law limitation of $15,000 ($20,000, in the case of persons over 50 years of age). A participant’s maximum deferral percentage or dollar amount may also be limited by other applicable IRS limitations. Matching contributions are made by the Company in an amount equal to 100% of the participant’s contribution up to a maximum of 4% of such participant’s annual eligible compensation, subject to certain regulatory and plan limitations. Contributions are subjected to tax only upon withdrawal from the 401(k) Plan and subject to penalties under certain circumstances. Participant contributions are 100% vested immediately and are not subject to forfeiture. The employer matching contributions are vested at 100%. Matching contributions were not material for Fiscal 2007.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Income Taxes
          The components of loss before income taxes are as follows (in thousands):

	January 31,
	2007	2006
Net income/(loss) subject to U.S income taxes only	$(1,474)	$(1,756)
Net loss subject to foreign income taxes only	(274)	(414)

Net income/(loss)	$(1,748)	$(2,170)

          The deferred tax assets and liabilities were comprised of the following (in thousands):

	January 31,
	2007	2006
Deferred tax assets:
- net operating loss carryforward	$15,382	$14,777

Gross deferred tax assets	15,382	14,777

Deferred tax liabilities	—	—

Net deferred tax assets	15,382	14,777

Valuation allowance	(15,382)	(14,777)

	$—	$—

Current year taxation:
- Corporate tax – Federal	—	$5
- Corporate tax – Foreign	—	(3)

Total	—	$2

     The valuation allowance at January 31, 2007, principally applies to state, local and foreign tax loss carryforwards that, in the opinion of the management, are more likely than not to expire before the company can use them.
     As of January 31, 2007, the Company had net operating loss carryforwards of approximately $37.0 million for both U.S. federal and state tax, and $1.0 million for foreign taxes, available to offset future regular, alternative minimum and foreign taxable income, if any. Change of ownership of more than 50% occurred on June 22, 2001, thus according to applicable U.S. tax laws, losses that occurred before June 22, 2001 are limited to $323,700 per year for up to 20 years, totaling approximately $6,474,000. The loss carryovers will expire between 2011 and 2021. Changes in the ownership of the Company may lead to further restrictions in respect of the availability and use of these tax losses. Foreign operating loss carryforwards are available indefinitely.
16. Segment Data
As a result of the Exchange Offer, the Company no longer has an ownership interest in Vsource Asia or in Asia Holding Co, and therefore no longer provides BPO services and the Company consists of one segment. The Company’s revenue is generated from the United States and its long-lived assets are mainly located in the United States. In the year ended January 31, 2005, Vsource Asia generated approximately 96% of the Company combined revenues and, therefore, as a result of the Exchange Offer, the Company no longer has any active business operations until the recent acquisition of the San Diego Surgical Centers. All revenue derived in 2007 was from surgical business. Please see Note 3 for details of the discontinued operations.
17. Subsequent Events

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          In March, April and May of 2007 the Company received subscriptions for an aggregate of $1,075,000 to purchase 1075 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 645,000 shares of common stock in a private placement, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement to be executed upon the closing of this transaction, from a group of investors. As of May 16, 2007, we have raised another $135,000 through the sale of Series 5-A Preferred Stock. These funds are currently being held in escrow until the documentation for these transactions is completed.

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

Name	Age	Position
David Hirschhorn	45	Co-Chairman and Director Co-Chief Executive Officer Co-Chief Financial Officer

Todd Parker	44	Co-Chairman and Director Co-Chief Executive Officer Co-Chief Financial Officer

Dennis M. Smith	55	Director and Senior Advisor

Robert N. Schwartz, PhD.(1)	67	Director

Richardson E. Sells(1)	60	Director

(1)	Member of the Audit Committee.
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
Dennis M. Smith. Mr. Smith has served on our Board of Directors since June 2001, following our acquisition of substantially all of the assets of NetCel360. He served as Chairman of our Board of Directors, Chief Executive Officer and Chief Financial Officer from December 2004 to July 2005. Previously, Mr. Smith served as our Chief Strategy Officer starting in July 2001 and also as our Chief Financial Officer starting in December 2001. Mr. Smith is currently the CEO of Cross Shore Acquisition Corporation, a special purpose acquisition company planning to invest in one or more companies engaged in the delivery of business services in the US which can benefit from offshoring select operations. Mr. Smith was a co-founder of NetCel360 and has lived and worked in finance in Asia since 1976. In 1984 he co-founded ChinaVest, one of the earliest and largest independent private equity firms in Asia. Prior to joining ChinaVest, Mr. Smith held senior positions in commercial banking and investment banking with First Chicago Corp. in Hong Kong, Singapore and the Philippines. Mr. Smith holds an MBA degree from Loyola University of Chicago.

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
Richardson E. Sells. Mr. Sells has served on our Board of Directors since April 2005. Since January 29, 2001, Mr. Sells has served as Vice President Global Sales, Cargo, of Northwest Airlines, Inc. until his recent retirement at the end of calendar year 2006. Mr. Sells is currently the Managing Partner of Transition Management, LLC, a transportation related consulting firm. Prior to joining Northwest Airlines, Mr. Sells was Managing Director, Hong Kong and China, for CV Transportation Services, LDC, from 1995 through December 31, 2000. Mr. Sells has a Bachelors of Science degree in Business Management from East Tennessee State University.
Board Meetings and Committees
     The Board of Directors held two meetings during Fiscal 2007. On five other occasions, the Board of Directors took actions through unanimous written consents. Each director nominee attended at least 75 percent of the aggregate of all meetings of the Board of Directors and the committees of the Board of Directors on which he was a member, if any, held during Fiscal 2007.
     The Audit Committee, which held one meeting during Fiscal 2007, assists the Board’s oversight of our financial statements and compliance with legal and regulatory requirements and the qualifications and performance of our independent auditor. The Audit Committee currently has two members, Dr. Schwartz and Mr. Sells. Each of Dr. Schwartz and Mr. Sells are independent directors as defined in Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards, but neither of Dr. Schwartz or Mr. Sells is considered an “audit committee financial expert” as such term is currently defined under the applicable rules and regulations of the SEC.
     Our Board of Directors has determined that we do not currently have an audit committee financial expert serving on our Audit Committee. Upon becoming an operating company in Fiscal 2007, we have increased our efforts to identify a person with relevant industry and financial expertise, and to attract, nominate and add such person to our Board of Directors to serve as our audit committee financial expert. We may request the assistance of one or more outside experts as needed to identify and attract such an audit committee financial expert at such time.
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
Compensation of Directors
     Mr. Hirschhorn and Mr. Parker are the only directors also serving as full-time employees of the Company. They receive no additional compensation for services as directors. In addition, Mr. Smith is a director also serving as a consultant to us. On December 12, 2006, Mr. Smith was granted options to purchase a total of one hundred twenty thousand (120,000) shares of our common stock. The grant to Mr. Smith consists of 10,000 options per quarter for twelve quarters, with quarterly vesting and an exercise price of $0.42 per share. With respect to non-employee, independent directors, our philosophy is to provide competitive compensation necessary to attract and retain qualified non-employee, independent directors.
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
     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the fiscal year ended January 31, 2007, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the fiscal year ended January 31, 2007, was a director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended January 31, 2007 or prior fiscal years:

		Number of
		Transactions Not	Known Failures
	Number of Late	Reported On a	To File a
Name	Reports	Timely Basis	Required Form
	(#)	(#)
Symphony House Berhad	2	1	Form 4 due June 16, 2005; Form 5 due March 17, 2006

David Hirschhorn	2	2	Form 4 due September 20, 2006 Form 5 due March 15, 2007

Todd Parker	2	2	Form 4 due September 20, 2006 Form 5 due March 15, 2007

Robert N. Schwartz	2	1	Form 4 due November 21, 2005; Form 5 due March 17, 2006

Dennis M. Smith	3	3	Form 4 due September 20, 2006 Form 4 due December 14, 2006 Form 5 due March 15, 2007

Richardson E. Sells	3	1	Form 5 due March 17, 2006
Code of Ethics
          We have not adopted a code of ethics that applies to our Co-Chief Executive Officers, Co-Chief Financial Officers, principal accounting officer or controller, or persons performing similar functions. We may request the assistance of one or more outside experts as needed to adopt and implement such a code of ethics at such time.
Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Compensation Program Objectives
          As a growing public company operating in the competitive ASC acquisition industry, we place high value on attracting and retaining our executives since it is their talent and performance that is responsible for our success. Therefore, our compensation philosophy is to create a performance-based culture that attracts and retains a superior team. We aim to achieve this goal by designing a competitive and fiscally responsible compensation program to:
o	Attract the highest caliber of talent required for the success of our business;

o	Retain those individuals capable of achieving challenging performance standards;

o	Incent our executives to strive for superior company wide and individual performance; and

o	Align management and stockholder interests over both the short and long-term.
          Our executive compensation program is designed in a manner to offer a compensation package that utilizes three key elements: (1) base salary, (2) annual cash incentives, and (3) long-term equity incentives. We believe that together these performance-based elements support the objectives of our compensation program.
o	Base Salaries. We seek to provide competitive base salaries factoring in the position, the executive’s skills and experience, the executive’s performance as well as other factors. We believe appropriate base salary levels are critical in helping us to attract and retain talented executives.

o	Annual Cash Incentives. The aim of this element of compensation is to reward individual contributions to align with our annual operating performance and to recognize the achievement of challenging performance standards.

o	Long-Term Equity Incentives. The long-term element of our compensation program consists of discretionary grants of equity awards which are reviewed annually. These are designed to align interests of management and employees with those of the Company and its stockholders by directly linking individual compensation to the Company’s long-term performance, as reflected in stock price appreciation and increased stockholder value.
          Below is a description of our executive compensation process and a detailed discussion of each of the key elements of our compensation program as they apply to the individuals named in the Summary Compensation Table set forth below (the “Named Executive Officers”). Because we are a growing public company, we will continue to review the overall design of our executive compensation program to ensure that it is structured to most effectively meet our compensation philosophy and objectives. We will also evaluate the program in the context of competitive market practice, as well as applicable legal and regulatory guidelines, including IRS rules governing the deductibility of compensation. This review may result in changes to the program we use today.
The Executive Compensation Process
     The Board of Directors
          We do not have a compensation committee. The duties that would be carried out by a compensation committee were instead carried out by the full Board of Directors. Because we currently only have two employees, our Co-Chief Executive Officers, it is appropriate for our Board of Directors to determine the salary of our executive officers and directors and to make discretionary grants of equity and other forms of compensation. As we continue to grow, we anticipate that we will form a compensation committee that will be responsible for determining all aspects of officer and directors compensation.
          Our Board of Directors goes through the following process prior to determining equity compensation:
o	Reviewing and approving our compensation philosophy;

o	Determining executive compensation levels;

o	Annually reviewing and assessing performance goals and objectives for all executive officers, including our Co-Chief Executive Officers; and

o	Determining short-term and long-term incentive compensation for all executive officers, including our Co-Chief Executive Officers.
          The Board of Directors is responsible for making all decisions with respect to the compensation of the Named Executive Officers. The Board of Directors’ process for determining executive compensation is straightforward. In the first quarter of each fiscal year, the Board of Directors review base salaries, determine payout amounts for annual cash incentives, and review long-term equity for the Named Executive Officers. At this time, the Board of Directors also reviews and establishes performance metrics for the current year’s annual incentive plan.
Outside Compensation Advice
          The Board of Directors currently seeks compensation advice from our Advisory Board Committee. These individuals advise the Board of Directors on compensation plan design issues, regulatory changes and best practices related to compensation.
Benchmarking Process
          When making compensation decisions, the Board of Directors considers the competitive market for executives and compensation levels provided by comparable companies. Though we generally target salary levels at the median of our peer group, total compensation may exceed or fall below the median for certain of our Named Executive Officers. Since one of the objectives of our compensation program is to consistently reward and retain top performers, actual compensation will vary depending on individual and our overall performance.
Co-CEO Compensation
          Mr. Hirschhorn joined us as Co-CEO and Co-CFO in July 2005 during a period when we were discontinuing active operations and entering a new industry. In order to attract Mr. Hirschhorn, we negotiated a compensation package with Mr. Hirschhorn that provided increasing annual salaries as we grow and other incentives that align his interests with those of our stockholders. Mr. Hirschhorn entered into an employment agreement, effective July 18, 2005, in which he would receive annual base salaries for the years ending July 18, 2006, 2007, and 2008, of $204,000, $240,000 and $360,000, and is eligible for an annual target incentive bonus of up to 300% of the applicable base salary. This bonus is payable upon achievement of certain performance targets to be set by the Board of Directors. Under his employment agreement, Mr. Hirschhorn is guaranteed annual incentive bonuses of $50,000, $75,000 and $100,000. Mr. Hirschhorn shall also be granted no less than 50,000 vested shares of our restricted common stock annually beginning with the second year of his employment agreement. At the time of his hire, Mr. Hirschhorn was also granted 1,250,000 restricted shares of our common stock. The cash components of Mr. Hirschhorn’s compensation package were intentionally set below market with performance incentives that would compensate him as we grow. Mr. Hirschhorn has not yet been provided equity grants in the form of stock options, warrants or premium-priced options. The combination of Mr. Hirschhorn’s compensation structure and the equity awards granted to him at the time of his hire created a heavy weighting on long-term incentives.
          Mr. Parker joined us as Co-CEO and Co-CFO in July 2005 during a period when we were discontinuing active operations and entering a new industry. Mr. Parker entered into an employment agreement, effective July 18, 2005, in which he receives a base salary of $96,000 per year, and is eligible for guaranteed annual bonuses in which he would receive guaranteed bonuses for the years ending July 18, 2006, 2007 and 2008 of $25,000, $50,000 and $75,000, respectively. Mr. Parker also received a sign-on grant of 350,000 restricted shares of our common stock. Mr. Parker has not yet been provided equity grants in the form of stock options, warrants or premium-priced options. The equity awards granted to Mr. Parker at the time of his hire created a heavy weighting on long-term incentives.
          Details regarding the current compensation packages of Mr. Parker and Mr. Hirschhorn are contained in tables that follow and a description of their employment agreements are described below as well. We continue to evaluate the components and level of compensation for our Co-CEO’s.
Components of the Executive Compensation Program
          Though we feel it is important to provide competitive cash compensation, we believe that a substantial portion of executive compensation should be performance-based. We believe it is essential for executives to have a meaningful equity stake linked to our long-term performance and, therefore, we have created compensation packages that aim to foster an owner-operator culture. Other than base salary, compensation of our Named Executive Officers and other key associates is also largely comprised of variable or “at risk” incentive pay linked to our financial and stock performance and individual contributions. Other factors we consider in evaluating executive compensation include internal equity, external market and competitive information, assessment of individual performance, level of responsibility, and the overall expense of the program. In addition, we also strive to offer competitive benefits and appropriate perquisites.

Base Salary
     Base salary represents the fixed component of our Named Executive Officers’ compensation. The Board of Directors sets base salary levels based upon experience and skills, position, level of responsibility, the ability to replace the individual, and market practices. The Board of Directors reviews base salaries of the Named Executive Officers annually and approves all salary increases for the Named Executive Officers. Increases are based on several factors, including, the Board of Directors’ assessment of individual performance and contribution, promotions, level of responsibility, scope of position and competitive market data. These salaries are below the salary level normally provided to a Chief Executive Officer of a company of comparable size, complexity, and performance and below the median level of our peer group.
Annual Cash Incentives
     Our Named Executive Officers have the opportunity to earn cash incentives for meeting annual performance goals. The Board of Directors establishes financial and performance targets and opportunities linked to our overall performance.
Long-Term Equity Incentives
     Our executive officer compensation is heavily weighted in long-term equity as we believe superior stockholder returns are achieved through an ownership culture that encourages a focus on long-term performance by our Named Executive Officers. By providing our Named Executive Officers with an equity stake in our future, we are better able to align the interests of our Named Executive Officers and our stockholders. In establishing long-term equity incentive grants for our Named Executive Officers, the Committee reviews certain factors, including the outstanding equity grants held both by the individual and by our executives as a group, total compensation, performance, accumulated wealth analysis that includes projections of the potential value of vested equity (which is prepared reflecting assumptions about future stock price growth rates), the vesting dates of outstanding grants, tax and accounting costs, potential dilution and other factors.
Perquisites and Other Benefits
     We do not generally provide material perquisites that are not, in the Board of Directors’ view, integrally and directly related to the executive officers’ duties. Our executive officers also participate in other broad-based benefit programs that are generally available to our salaried employees, including health, dental and life insurance programs.
Retirement Plans
     The Board of Directors believes that an important aspect of attracting and retaining qualified individuals to serve as executive officers involves providing methods for those individuals to save for retirement. We currently do not have an established a retirement plan for our Named Executive Officers, but may create one in the future.
Benefits Upon Termination of Employment
     We have employment agreements with each of our Named Executive Officers. The agreements generally provide that if an employee is terminated without cause or resigns under certain circumstances within twelve months following a change in control, the executive will receive vesting of all of his shares of restricted common stock. If a Named Executive Officer is terminated without cause, they will receive a payment equal to twice their current salary. The Board of Directors believes that the severance provisions contained in the employment agreements are an important element in attracting and retaining executive officers. See “Fiscal 2007 Potential Payments Upon Termination or Change in Control” below for information with respect to potential payments and benefits under these employment agreements and our other compensation arrangements upon the termination of our executive officers.
Tax and Accounting Matters
     Section 162(m) of the Internal Revenue Code of 1986, enacted as part of the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the chief executive officer and the four other most highly compensated executive officers. Under Internal Revenue Service regulations, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee does not believe that any of the executive compensation arrangements for Fiscal 2007 will result in the loss of a tax deduction pursuant to Section 162(m). The Compensation Committee expects to continue to monitor the application of Section 162(m) to executive compensation and will take appropriate action if it is warranted in the future.
     We operate our compensation programs with the intention of complying with Section 409A of the Code. Effective January 1, 2006, we began accounting for stock-based compensation with respect to our long-term equity incentive award programs in accordance with the requirements of SFAS 123(R).
FISCAL 2007 SUMMARY EXECUTIVE COMPENSATION TABLE
     The following table sets forth information concerning total compensation paid or earned during Fiscal 2007 for the persons who served during Fiscal 2007 as our Co-Chief Executive Officers and Co-Chief Financial Officers, who we will refer to as the “Named Executive Officers.” These are our only two executive officers. As reflected in the tables below, the primary components of our compensation program are cash compensation, consisting of a mix of base salary and cash bonus compensation, and equity compensation, consisting of restricted stock grants.

Change in
							Non-	Pension Value
							Equity	and
							Incentive	Nonqualified
Name							Plan	Deferred	All other
and					Stock	Option	Compen-	Compensation	Compen-
Principal		Salary	Bonus		Awards	Awards	sation	Earnings	sation	Total
Position	Year	($)	($)		($)	($)	($)		($)	($)
David Hirschhorn Co-Chief Executive Officer and Co-Chief Financial Officer	Fiscal 2007	$223,724	$88,697	(1)	$83,333 (2)	—	—	—	—	$395,754

Todd Parker Co-Chief Executive Officer and Co-Chief Financial Officer	Fiscal 2007	$96,000	$63,698	(3)	$23,333 (4)	—	—	—	—	$183,051

(1)	Mr. Hirschhorn was entitled to a guaranteed bonus payment in the amount of $88,697 in Fiscal 2007. He did not receive this bonus in Fiscal 2007.
(2)	Pursuant to his employment agreement, Mr. Hirschhorn was granted 1,250,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer. One/third (1/3) of these shares of our common stock vest annually. 416,666 of these shares of our common stock vested at an average share price of $0.20 in Fiscal 2007.

(3)	Pursuant to his employment agreement, Mr. Parker was granted 350,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer. One/third (1/3) of these shares of common stock vest annually. 116,666 of these shares of our common stock vested at an average share price of $0.20 in Fiscal 2007.
(4)	Mr. Parker was entitled to a guaranteed bonus payment in the amount of $63,698 in Fiscal 2007. He did not receive this bonus in Fiscal 2007.
EMPLOYMENT AGREEMENTS
     We have entered into employment agreements with each of Messrs. Hirschhorn and Parker.
     Mr. Hirschhorn is party to an employment agreement with one of our subsidiaries, dated as of July 18, 2005, and approved by our Board of Directors on August 18, 2005. Under this agreement, effective July 18, 2005, Mr. Hirschhorn receives annual base salaries for the years ending July 18, 2006, 2007, and 2008, of $204,000, $240,000 and $360,000, and is eligible for an annual target incentive bonus of up to 300% of the applicable base salary. This bonus is payable upon achievement of certain performance targets to be set by the Board of Directors. Under his employment agreement, Mr. Hirschhorn is guaranteed annual incentive bonuses of $50,000, $75,000 and $100,000. Mr. Hirschhorn received a sign-on grant of 1,250,000 restricted shares of our common stock and a sign-on bonus of $7,500. These shares vest over a three year period. We may immediately terminate Mr. Hirschhorn’s employment agreement with cause upon the happening of certain specified events. Our Board of Directors may, at its discretion, terminate Mr. Hirschhorn’s employment upon written notice without cause; provided, however, in the event Mr. Hirschhorn is terminated without cause we are obligated to pay Mr. Hirschhorn certain lump sum payments, as set forth below in the table entitled Fiscal 2007 Potential Payments Upon Termination or Change in Control. Mr. Hirschhorn may terminate his employment agreement upon at least sixty days written notice to us.
     Mr. Parker is party to an employment agreement with one of our subsidiaries, dated as of July 18, 2005, and approved by our Board of Directors on August 18, 2005. Under this agreement, effective July 18, 2005, Mr. Parker receives a base salary of $96,000 per year, and is eligible for a guaranteed annual bonuses of $25,000, $50,000 and $75,000. Mr. Parker received a sign-on grant of 350,000 restricted shares of our common stock. These shares vest over a three year period. Our Board of Directors may, at its discretion, terminate Mr. Parker’s employment upon written notice without cause; provided, however, in the event Mr. Parker is terminated without cause we are obligated to pay Mr. Parker certain lump sum payments, as set forth below in the table entitled Fiscal 2007 Potential Payments Upon Termination or Change in Control. Mr. Parker may terminate his employment agreement upon at least sixty days written notice to us.
FISCAL 2007 GRANTS OF PLAN-BASED AWARDS
     We did not grant Plan-Based Awards to our Named Executive Officers during Fiscal 2007.
OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END
     The following table summarizes information with respect to our outstanding equity awards held by the Named Executive officers at January 31, 2007. None of our Named Executive Officers have outstanding stock option awards as of January 31, 2007.

Stock Awards
			Equity	Equity
			Incentive Plan	Incentive Plan
			Awards:	Awards:
			Number of	Market or
			Unearned	Payout Value
	Number of	Market Value	Shares, Units	of Unearned
	Shares or	of Shares or	or Other	Shares, Units
	Units of Stock	Units of Stock	Rights That	or Other Rights
	That Have	That Have	Have Not	That Have Not
Name	Not Vested (#)	Not Vested ($)	Vested (#)	Vested ($)
David Hirschhorn Co-Chief Executive Officer and Co-Chief Financial Officer	605,022 (1)	$211,758 (2)	—	—
Todd Parker Co-Chief Executive Officer and Co-Chief Financial Officer	169,405 (3)	$59,292 (4)	—	—

(1)	Pursuant to his employment agreement, Mr. Hirschhorn was granted 1,250,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer on July 18, 2005. One/third (1/3) of these shares of our common stock vest annually.

(2)	This is determined by multiplying the number of shares that have not vested by the market price on January 31, 2007 of $0.35.

(3)	Pursuant to his employment agreement, Mr. Parker was granted 350,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer on July 18, 2005. One/third (1/3) of these shares of common stock vest annually.

(4)	This is determined by multiplying the number of shares that have not vested by the market price on January 31, 2007 of $0.35.
OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2007
     No options were exercised by our Named Executives Officers during Fiscal 2007. The following table summarizes information with respect to stock awards that vested during Fiscal 2007.

	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
David Hirschhorn Co-Chief Executive Officer and Co-Chief Financial Officer	—	—	416,666 (1)	$83,333

Todd Parker Co-Chief Executive Officer and Co-Chief Financial Officer	—	—	116,666 (2)	$23,333

(1)	Pursuant to his employment agreement, Mr. Hirschhorn was granted 1,250,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer on July 18, 2005. One/third (1/3) of these shares of our common stock vest annually. The average per share price is $0.20.

(2)	Pursuant to his employment agreement, Mr. Parker was granted 350,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer on July 18, 2005. One/third (1/3) of these shares of common stock vest annually. The average per share price is $0.20.
FISCAL 2007 NONQUALIFIED DEFERRED COMPENSATION
     No awards of non-qualified deferred compensation were made during Fiscal 2007 to our Named Executive Officers during Fiscal 2007.
FISCAL 2007 PENSION BENEFITS
     We do not currently provide pension benefits to our Named Executive Officers or employees.
FISCAL 2007 EQUITY COMPENSATION PLAN INFORMATION
     The following table summarizes information with respect to our equity compensation plans as of January 31, 2007.

	Number of
	securities to be
	issued upon	Weighted-average
	exercise of	exercise price of	Number of securities remaining
	outstanding	outstanding	available for future issuance under
	options, warrants	options, warrants	equity compensation plans (excluding
	and rights at	and rights at	securities reflected in column (a)) at
Plan category	January 31, 2007 (a)	January 31, 2007 (b)	January 31, 2007 (c)
Equity compensation plans approved by security holders	131,346	$0.99	1,798,589

Equity compensation plans not approved by security holders	1,298,421	$1.45
			12,579

Total	1,429,767	$1.39	1,811,168

FISCAL 2007 POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL
     The following tables show the estimated amount of potential payments, as well as estimated value of continuing benefits, assuming the Named Executive Officer’s employment terminated effective January 31, 2007 and based on compensation and benefit levels in effect on January 31, 2007. Due to the numerous factors involved in estimating these amounts, the actual benefits and amounts payable can only be determined at the time of an executive’s termination from the Company.
DAVID HIRSCHHORN, CO-CEO and CO-CFO

Involuntary
Termination
	Voluntary	Involuntary Not		Without Cause
	Termination	For		or Termination
Benefits/Payments	(including	Cause	For Cause	for Good	Death or
Upon Termination	Retirement)	Termination	Termination	Reason	Disability
Salary	—	$480,000	—	—	—
Accelerated Vesting of Deferred Compensation	—	—	—	121,004 (1)	—
Compensation	—	—	—	—	—
Accelerated Vesting of Options	—	—	—	—	—
Continuation of Insurance Benefits	—	—	—	—	—

(1)	All of Mr. Hirschhorn’s unvested shares of our restricted common stock that were granted to him pursuant to his becoming Co-Chief Executive Officer will vest upon a change of control, as that term is defined in his employment agreement. As of January 31, 2007, he owned 605,022 restricted shares of our common stock.
TODD PARKER, CO-CEO and CO-CFO

Involuntary
Termination
	Voluntary	Involuntary Not		Without Cause
	Termination	For		or Termination
Benefits/Payments	(including	Cause	For Cause	for Good	Death or
Upon Termination	Retirement)	Termination	Termination	Reason	Disability
Salary	—	$192,000	—	—	—
Accelerated Vesting of Deferred Compensation	—	—	—	$33,881 (1)	—
Accelerated Vesting of Options	—	—	—	—	—
Continuation of Insurance Benefits	—	—	—	—	—

(1)	All of Mr. Parker’s unvested shares of our restricted common stock that were granted to him pursuant to his becoming Co-Chief Executive Officer will vest upon a change of control, as that term is defined in his employment agreement. As of January 31, 2007, he owned 169,405 restricted shares of our common stock.
FISCAL 2007 DIRECTOR COMPENSATION
     When appropriate, we compensate non-employee members of our Board of Directors for their service to us.

					Change in
					Pension Value
					and
	Fees Earned			Non-Equity	Nonqualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
Dennis Smith	—	—	$2,620	—	—	—	$2,620

Richardson Sells	—	—	$13,704	—	—	—	$13,704

Robert Schwartz	—	—	$13,704	—	—	—	$13,704

(1)	Dennis Smith receives a consulting fee of $25,000 per month as consideration for consulting services he provides to us. The payment for this consulting fees is outside the scope of his services as a director.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Common Stock
     The following table sets forth certain information, as of May 11, 2007, regarding the beneficial ownership of our common stock, including common stock issuable upon conversion of all preferred convertible securities, options, warrants and other convertible securities, by (i) all persons or entities who beneficially own 5% or more of our common stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 11, 2007, there were 3,777,623 shares of common stock outstanding and 12,713,273 shares of common stock on a fully as-converted basis, with each share of common stock being entitled to one vote.

		Percent of
	Number of	Total
	Shares	Common	Percent of
	Beneficially	Stock	Total
Name of Beneficial Owner(1)	Owned	Outstanding(2)	Outstanding(3)
Greater Than 5% Beneficial Owners

Symphony House Berhad Level 17 Menara Milenium Jalan Damanlela Pusat Bandar Damansara 50490 Kuala Lumpur, Malaysia	648,860	17.18%	5.10%

Eparfin SA (4) 84, Grand Rue L-1660 Luxembourg	250,000	6.21%	1.93%

Current Directors

David Hirschhorn (5) 149 South Barrington Avenue Suite 808 Los Angeles, California 90049	1,725,000	44.77%	13.49%

Todd Parker (6) 149 South Barrington Avenue Suite 808 Los Angeles, California 90049	873,000	22.37%	6.75%

Robert N. Schwartz, Ph.D (7) 6 Duquesa Dana Point, CA 92629	185,857	4.69%	1.44%

Richardson E. Sells (8) 18 Audubon Pond Hilton Head, SC 29928	180,000	4.55%	1.40%

Dennis M. Smith (9) 33 Gull Point Hilton Head, SC 29928	495,000	12.78%	3.86%

Current directors and executive officers as a group (5 persons) (10)	3,432,732	78.52%	25.88%

*	Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares. The number of shares shown as beneficially owned by any person or entity includes all Preferred Stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of May 11, 2007.

(2)	The percentages of beneficial ownership shown assume the exercise or conversion of all Preferred Stock, options, warrants and other securities convertible into common stock held by such person or entity currently exercisable within 60 days of May 11, 2007, but not the exercise or conversion of Preferred Stock, options, warrants and other convertible securities held by other holders of such securities.

(3)	Based on a total of 12,713,273 shares of common stock outstanding on a fully-diluted basis as of May 11, 2007, which includes shares of common stock issuable upon the conversion of our outstanding Preferred Stock and shares of common stock issuable upon the exercise of stock options and warrants that are exercisable within 60 days of May 11, 2007.

(4)	Consists of warrants to purchase 250,000 shares of common stock at an exercise price of $0.01 per share novated by the original warrant holder, Quilvest Asia Equity Ltd, pursuant to a Novation Agreement, dated as of February 2, 2005, between us, Quilvest Asian Equity Ltd and Eparfin SA. These warrants were originally issued in connection with our October 2002 private placement.

(5)	Consists of (a) 1,250,000 restricted shares of common stock granted in connection with Mr. Hirschhorn’s Employment Agreement, dated as of July 18, 2005; and (b) 475,000 shares beneficially owned by Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, which directly holds (i) 125 shares of Series 5-A Preferred Stock, which are convertible into 400,000 shares of common stock, and (ii) warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share, both which were issued in connection with Series 5-A Preferred Stock and Warrant Agreements, dated as of July 18, 2005 and September 18, 2006.

(6)	Consists of (a) 350,000 restricted shares of common stock granted in connection with Mr. Parker’s Employment Agreement, dated as of July 18, 2005; and (b) (i) 135 shares of Series 5-A Preferred Stock, which are convertible into 432,000 shares of common stock and (ii) warrants to purchase 81,000 shares of common stock at an exercise price of $0.50 per share, both which were issued in connection with the Series 5-A Preferred Stock and Warrant Agreements, dated as of July 18, 2005 and September 18, 2006.

(7)	Consists of (a) 982 shares directly owned by Mr. Schwartz; (b) 1,125 shares owned in a trust on behalf of Mr. Schwartz and (c) 183,750 shares of common stock issuable upon exercise of Mr. Schwartz’s stock options.

(8)	Consists of 180,000 shares of common stock issuable upon exercise of Mr. Sells’ stock options.

(9)	Consists of (a) 125 shares of Series 5-A Preferred Stock, which are convertible into 400,000 shares of common stock; (b) warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share, both which were issued in connection with the Series 5-A Preferred Stock and Warrant Agreements, dated as of July 18, 2005 and September 18, 2006 and (c) 20,000 shares of common stock issuable upon exercise of Mr. Smith’s stock options.

(10)	Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting or investment powers. Also includes an aggregate of 383,750 shares of common stock issuable upon exercise of stock options held by all current directors and executive officers as a group.

Preferred Stock
Series 1-A Convertible Preferred Stock
     The Series 1-A Preferred Stock votes as a single class with the common stock, the Series 2-A Preferred Stock, and the Series 5-A Preferred Stock, with each share of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 5-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of the Series 1-A Preferred Stock is currently convertible into approximately 1.12 shares of common stock.
     The following table sets forth certain information as of May 11, 2007, regarding the beneficial ownership of Series 1-A Preferred Stock by (i) all persons or entities who beneficially own 5% or more of our Series 1-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 11, 2007, there were 67,600 shares of Series 1-A Preferred Stock outstanding.

	Number of Shares	Percent of Total
	Beneficially	Series 1-A Preferred	Percent of Total
Name of Beneficial Owner	Owned	Stock Outstanding	Outstanding(1)
Greater Than 5% Beneficial Owners

Ron Soderling Suite 270 Newport Beach, CA 92660	40,000	59.17%	*

First Clearing Corporation P.O. Box 6570 Glen Allen, VA 23058	20,000	29.59%	*

Susan Lacerra & Steven Tingey JT c/o Jefferies & Co. Inc. 650 California Street San Francisco, CA 94108	7,600	11.24%	*

Current directors and executive officers as a group (0 persons)	0	0%	0%

*	Less than 1%.

(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 1-A Preferred Stock held by such person or entity and is based on a total of 12,713,273 shares of common stock outstanding on a fully-diluted basis as of May 11, 2007, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock options and warrants that are exercisable within 60 days of May 11, 2007.

Series 2-A Convertible Preferred Stock
     The Series 2-A Preferred Stock votes as a single class with the common stock, Series 1-A Preferred Stock, and Series 5-A Preferred Stock, with each share of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 5-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of Series 2-A Preferred Stock is currently convertible into approximately 1.42 shares of common stock.
     The following table sets forth certain information as of May 11, 2007, regarding the beneficial ownership of Series 2-A Preferred Stock by (i) all persons or entities who beneficially own 5% or more of our Series 2-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 11, 2007, there were 3,900 shares of Series 2-A Preferred Stock outstanding.

	Number of Shares	Percent of Total	Percent of
	Beneficially	Series 2-A Preferred	Total
Name of Beneficial Owner	Owned	Stock Outstanding	Outstanding(1)
Greater Than 5% Beneficial Owners

Ali R. Moghaddami 2000 Riverside Drive Los Angeles, CA 90039	3,900	100%	*

Current directors and executive officers as a group (0 persons)	0	0%	0%

*	Less than 1%.

(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 2-A Preferred Stock held by such person or entity and is and is based on a total of 12,713,273 shares of common stock outstanding on a fully-diluted basis as of May 11, 2007, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock option and warrants that are exercisable within 60 days of May 11, 2007.

    Series 5-A Convertible Preferred Stock
     The Series 5-A Preferred Stock votes as a single class with the common stock, Series 1-A Preferred Stock, and the Series 2-A Preferred Stock, with each share of Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 5-A Preferred Stock entitled to the number of votes equal to that number of shares of common stock into which it would then be converted (with any fractional share determined on an aggregate conversion basis being rounded down to the nearest whole share). Each share of the Series 5-A Preferred Stock is currently convertible into approximately 3,200 shares of common stock.
     The following table sets forth certain information as of May 11, 2007, regarding the beneficial ownership of Series 5-A Preferred Stock by (i) all persons or entities who beneficially own 5% or more of our Series 5-A Preferred Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of May 11, 2007, there were 2,767 shares of Series 5-A Preferred Stock outstanding.

	Number of Shares	Percent of Total
	Beneficially	Series 5-A Preferred	Percent of Total
Name of Beneficial Owner	Owned	Stock Outstanding	Outstanding(1)
Greater Than 5% Beneficial Owners

SMP Investments I, LLC	250	9.04%	6.29%
3366 N. Torrey Pines Court, Suite 210, La Jolla, California, 92037

Officers and Directors

David Hirschhorn (2) 149 South Barrington Avenue	125	4.52%	3.15%
Suite 808 Los Angeles, California 90049

Todd Parker	135	4.88%	3.40%
149 South Barrington Avenue Suite 808 Los Angeles, California 90049

Dennis M. Smith	125	4.52%	3.15%
33 Gull Point Hilton Head, SC 28828

Current directors and executive officers as a group (5 persons)	285	13.91%	9.69%

*	Less than 1%.

(1)	The percentages of beneficial ownership assume the conversion into common stock of all Series 5-A Preferred Stock held by such person or entity and is based on a total of 12,713,273 shares of common stock outstanding on a fully-diluted basis as of May 11, 2007, which includes shares of common stock issuable upon the conversion of our outstanding preferred securities and shares of common stock issuable upon the exercise of stock options and warrants that are exercisable within 60 days of May 11, 2007.

(2)	Includes shares beneficially owned by Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, which directly holds 125 shares of Series 5-A Preferred Stock, which are convertible into 400,000 shares of common stock.

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
     Symphony House is the majority owner of Vsource Asia and owns 72% of Vsource Asia’s voting securities through direct and indirect ownership. Symphony House currently beneficially owns 648,860 shares of our common stock, representing 17.18% of our outstanding common stock on an non-converted basis as of May 11, 2007.
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
Advisory Board
     On August 22, 2005, we announced the creation of an Advisory Board with seven initial members. In a Current Report on Form 8-K filed with the SEC on August 23, 2005, which report is incorporated herein by reference, we disclosed that we intended to issue warrants to purchase up to 900,000 shares of our common stock to Advisory Board members as compensation for their service. A form of the Advisory Board warrant was filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 23, 2005. On November 9, 2005, we delivered 727,500 such warrants to our advisory board members, with an effective issuance date of August 2, 2005. All such warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. On December 12, 2006 we granted an additional 50,000 Advisory Board warrants to purchase our common stock at $0.45 per share to our newest Advisory Board member, Steven Spector.
Cross Shore Acquisition Corporation Advance
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
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     We have engaged Mendoza Berger to audit our financial statements for Fiscal 2007. Singer Lewak Greenbaum & Goldstein LLP conducted the quarterly review of our financial statements included in our Quarterly Report on Form

10-Q for the third quarter of Fiscal 2006, filed with the SEC on December 20, 2005. The decision to engage Mendoza Berger as our independent auditors for Fiscal 2007 has been approved by the Board of Directors and the Audit Committee.
Fees
     Aggregate fees for professional services rendered to us by Mendoza Berger and Singer Lewak Greenbaum & Goldstein LLP as of or for the years ended January 31, 2007 and 2006, respectively, were:

	2007		2006
Audit		$61	$91,000

Audit Related		$—	$—

Tax	$		$1,822

Total		$61	$92,822

     Audit fees for the years ended January 31, 2007 and 2006, respectively, were for professional services rendered for the audits of our consolidated financial statements and the statutory audits of certain subsidiary companies and the quarterly reviews of the financial statements included in our Forms 10-Q.
     Audit Related fees for the years ended January 31, 2007 and 2006, respectively, were for accounting consultations in connection with the Exchange Offer and related transactions, capital issuances and review of responses to various SEC comment letters.
     Tax fees for the years ended January 31, 2007 and 2006, respectively, were for services related to tax compliance and advisory services including assistance with review of tax returns, advice on goods and services taxes and duties in various jurisdictions and ad hoc corporate tax planning and advice.
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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2007 and 2006

Consolidated Statements of Operations for each of the three years in the period ended January 31, 2007

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended January 31, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 2007

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(3)	The following documents are filed as exhibits to this Annual Report on Form 10-K (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference):

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Bylaws (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20. 2005)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.6*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)

10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 23, 2005)

10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)

10.9*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.10*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.11*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.12*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.13*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among Tri-Isthmus Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.14*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)

21.1	Subsidiaries of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350
(filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Isthmus Group, Inc.

Date: May 16, 2007	/s/ David Hirschhorn
David Hirschhorn
Co-Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ David Hirschhorn David Hirschhorn	Co-Chairman of the Board, Co-Chief Executive Officer and Co-Chief Financial Officer	May 16, 2007

/s/ Todd Parker Todd Parker	Co-Chairman of the Board, Co-Chief Executive Officer and Co-Chief Financial Officer	May 16, 2007

/s/ Dennis M. Smith Dennis M. Smith	Director	May 16, 2007

/s/ Robert N. Schwartz Robert N. Schwartz	Director	May 16, 2007

/s/ Richardson E. Sells Richardson E. Sells	Director	May 16, 2007

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Bylaws (filed as Exhibit 3.2 to the Form 8-K, as field with the SEC on November 14, 2000)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20. 2005)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on July 21, 2005)

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Company’s Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.6*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)

10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with SEC on August 23, 2005)

10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)

10.9*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed

Exhibit No.	Description
as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.10*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.11*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.12*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.13*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among Tri-Isthmus Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.14*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)

21.1	Subsidiaries of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.