Form 10-Q
period 2007-04-30
TRI-ISTHMUS GROUP, INC.
filed 2007-06-19
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large Accelerated Filer ☐                    Accelerated Filer ☐                    Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Number of shares of common stock outstanding as of June 15, 2007	3,777,623
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of June 15, 2007	67,600
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of June 15, 2007	3,900
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of June 15, 2007	0
Number of shares of Series 5-A Convertible Preferred Stock outstanding as of June 15, 2007	2,767

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	April 30, 2007	January 31, 2007
	(Unaudited)
ASSETS
Current assets:

Cash and cash equivalents	$1,052	$286
Accounts receivable, net of allowance for uncollectible accounts	1,333	1,403
Advance to affiliated entity (note 7)	273	273
Prepaid expenses	27	50
Other current assets	459	457

Total current assets	3,144	2,469

Property and equipment, net	1,087	1,115
Goodwill (Note 8)	987	987

Total assets	5,218	4,571

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	353	545
Accrued expenses	323	290
Staff accruals	4	4

Total current liabilities	680	839

Commitments and contingencies (Note 9)	—	—

Minority interest (Note 10)	1,258	1,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	April 30, 2007	January 31, 2007
	(Unaudited)

Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of April 30 and January 31, 2007)
(Aggregate liquidation value is $169 as of April 30 and January 31, 2007)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of April 30 and January 31, 2007)
(Aggregate liquidation value is $25 as of April 30 and January 31, 2007)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 3,752 shares authorized; 2,717 and 1,842 shares issued and outstanding as of April 30 and January 31, 2007 respectively)	2,534	1,509
(Aggregate liquidation value is $2,717 and $1,842 as of April 30 and January 31, 2007 respectively)
(Aggregate redemption value is $3,321 and $1,774 as of April 30 and January 31, 2007 respectively)

Preferred stock Series B issued by subsidiary (note 8) ($0.01 per value, 38,250 shares authorized, 19,990 and 19,990 shares issued and outstanding as of April 30 and January 31, 2007, respectively)	2,500	2,500
(Aggregate redemption value is $1,000 as of April 30 and January 31, 2007)

Receivable from issuance of preferred stock series 5-A	(150)	(150)

Total preferred stock	5,075	4,050

Shareholders’ equity:
Common stock ($0.01 par value, 100,000,000 shares authorized; 3,777,623 and 3,673,992 shares issued and outstanding as of April 30 and January 31, 2007, respectively)	37	37
Additional paid-in capital	65,393	65,390
Accumulated deficit	(66,939)	(66,694)
Deferred stock-based compensation	(234)	(284)
Other comprehensive loss	(52)	(52)

Total shareholders’ equity	(1,795)	(1,603)

Total liabilities, preferred stock and shareholders’ equity	5,218	4,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended
	April 30,
	2007	2006

Revenue from services	$880	$—

Costs and expenses:
Selling, general and administrative expenses	1,098	331
Amortization of stock-based compensation	54	47

Total costs and expenses, net	1,152	378

Operating loss	(272)	(378)

Interest income	—	2

Net loss from continuing operations before taxation	(272)	(376)

Minority interest	27	—

Taxation	—	—

Net loss	(245)	(376)

Net loss available to common shareholders (Note 4)	$(245)	$(376)

Net loss per common share (Note 4):
Basic	(0.07)	(0.10)

Diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended April 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(245)	$(376)
Adjustments to reconcile net (loss) / profit to net cash used in operating activities:
Minority interest	(27)	—
Depreciation and amortization	81	47
Changes in working capital components	(68)	4

Net cash used in operating activities	(259)	(325)

Cash flows from investing activities:
Investment in subsidiary for purchase of partnership interest (note 8)	—	—
Advance to CSA II, LLC (note 7)	—	(333)

Net cash (used in) / provided by investing activities	—	(333)

Cash flows from financing activities:
Issuance of Preferred stock Series 5-A (Note 11)	1,025	—
Issuance of Series B preferred stock by subsidiary	—	—

Net cash provided by financing activities	1,025

Effect of exchange rates on cash	—	(2)

Net decrease in cash and cash equivalents	766	(656)
Cash and cash equivalents at beginning of period	286	1,289

Cash and cash equivalents at end of period	$1,052	$633

See the accompanying footnotes for disclosure of non-cash supplementary investing and financing.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Tri-Isthmus Group, Inc (f/k/a Vsource, Inc) (the “Company”) as of April 30, 2007 and January 31, 2007 and for the three month periods ended April 30, 2007 and 2006, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the year ended January 31, 2007. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
     The consolidated financial statements include the accounts of the Company and of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     The results as of January 31, 2007 have been derived from the Company’s audited consolidated financial statements for the fiscal year ended as of such date.
     The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.
Fiscal Year
     The Company’s fiscal year ends on January 31. Unless otherwise indicated, all references to years relate to fiscal years rather than calendar years. Thus, for example, a reference to “2008” means the fiscal year ended January 31, 2008.
Cash and Cash Equivalents
     Cash consists of cash on hand and amounts deposited with high quality financial institutions. Cash equivalents are highly liquid instruments including cash in money market current accounts that are interest-bearing, capital guaranteed and without any withdrawal restrictions.
Future Funding
     We have sustained operating losses since our inception and had an accumulated deficit of approximately $66.9 million as of April 30, 2007 that has been funded primarily through preferred stock financing and cash generated from the disposal of our interest in Vsource Asia. Following our recent acquisition of the San Diego ASCs, we now again have active business operations.
     As of April 30, 2007 we had current liabilities of approximately $0.7 million and current assets of approximately $3.1 million, out of which $1.0 million is cash and cash equivalents.
     Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions (see note 12) received in March, April and May of 2007, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
     Although we have entered the healthcare services sector, we will continue to look for acquisitions in other business sectors. Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. We will assist our subsidiaries in expanding their access to working capital as appropriate
Use of Estimates
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.	Other Current Assets

	April 30, 2007	January 31, 2007

	(in thousands)

Other current assets:
Deposits	$81	$81
Other receivables	378	376

	$459	$457

3.	Net (Loss)/Profit Available to Common Shareholders
     The following table is a calculation of net loss available to common shareholders:

	Three months ended
	April 30,
	2007	2006
	(in thousands)
Net loss	$(245)	$(376)
Less: Deemed non-cash dividend to preferred shareholders	—	—

Net loss available to common shareholders	$(245)	$(376)

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	Net Loss Per Share
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

	Three months ended
	April 30,
	2007	2006
	(in thousands, except for number of
	shares and per share data)

Numerator for basic and diluted loss per share:

Net loss	$(245)	$(376)

Denominator for basic (loss)/profit per share — weighted average shares	3,722,916	3,673,992
Effect of dilutive securities:
Employee stock options	N/A	N/A
Preferred stock	N/A	N/A
Warrants	N/A	N/A

Denominator for diluted profit/(loss) per common share — adjusted weighted average shares	N/A	N/A

Net (loss)/profit per common share:
Continuing operations
Basic	(0.07)	(0.10)
Diluted	N/A	N/A
Total
Basic	(0.07)	(0.10)
Diluted	N/A	N/A
     As the Company had a net loss for the three months ended April 30, 2007, potential common stock outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
5.	Comprehensive loss
     The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

	Three months ended
	April 30,
	2007	2006
	(in thousands)
Net loss available to common shareholders	$(245)	$(376)

Other comprehensive income
Foreign currency translations	—	(2)

Comprehensive loss	$(245)	$(378)

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Stock based compensation
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
     The Company’s loss from operations and net loss did not change for the three months ended April 30, 2007 as a result of adopting FAS 123R.
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $27,000 in the first quarters of Fiscal 2008 and Fiscal 2007.
     During the third quarter of 2006, we issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. We issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period. For the first quarters of Fiscal 2008 and 2007, the amortization recognized is $13,000.
     On November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period. For first quarters of Fiscal 2008 and Fiscal 2007, the amortization recognized is $6,900.
     On December 12, 2006 we issued 50,000 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 206% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. We issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $19,651 which is recognized over the vesting period. For the first quarters of Fiscal 2008 and 2007, the amortization recognized is $1,000 and nil respectively
     On December 12, 2006 we issued 10,000 warrants to purchase common stock to an individual for services performed. All warrants were issued with Black-Scholes assumptions of 206% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $3,930 which is recognized over the vesting period. For the first quarters of Fiscal 2008 and 2007, the amortization recognized is $2,000 and nil respectively
     On December 12, 2006, our Board of Directors approved the grant of a total of 120,000 options to be issued in increments of 10,000 options quarterly to our director Dennis Smith. These options vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 206% volatility, $0.42 share price, risk free interest rates of 4.5%, and exercise price of $0.42. The effective date of the issuance was December 12, 2006. The options had a calculated value of $47,162 which is recognized over the vesting period. For first quarter of Fiscal 2008 and 2007, the amortization recognized is $4,000 and nil respectively.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     On March 20, 2007, the Company issued 103,594 shares of Common Stock to a vendor as a termination fee. These shares were valued at $35,222 on the date of issuance.
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
     The following summarizes activities under the stock option plans:

		Weighted-Average
	Number of Options	Exercise Price Per Share
	Three Months Ended April 30, 2007	As of April 30, 2007
	2007	2007
Options outstanding at beginning of the period	483,750	$0.42
Granted	—	—
Exercised	—	—
Cancelled	—	—
Forfeited	—	—

Options outstanding at end of the period	483,750	$0.42

Options vested/exercisable at end of the period	373,750	$0.42

     The following summarizes information for stock options outstanding as of April 30, 2007:

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	8.0
$0.42	120,000	$0.42	3.0
$2.00	3,750	$2.00	5.0

	483,750	$1.88
Warrants
     The Company has issued warrants in connection with the Company’s Series 2-A Preferred Stock and various warrants in connection with payment of services. The warrants issued in connection with the Company’s Series 2-A Preferred Stock have an exercise price of $14.20 per share. The warrants issued in connection with the payment of services have exercise prices ranging from $2.00 in the case of the Jeffries & Company warrant noted above to as high as $347.20 per share.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In connection with the Exchange Offer, warrants to purchase an aggregate of 26,216 shares of the Company’s common stock were cancelled by holders who initially received these warrants in connection with the issuance of the Company’s Series 2-A Preferred Stock.
     During the second quarter of Fiscal 2006, pursuant to that certain Series 5-A Preferred Stock and Warrant Purchase Agreement, the Company issued warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors led by Hope & Abel Investments, LLC of Los Angeles, California. These warrants have an initial exercise price of $0.50 per share and, if exercised, in the aggregate would be exercisable into 886,800 shares of common stock, representing 9.2% of our common stock, on a fully diluted basis.
     During the third quarter of Fiscal 2006, the Company issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 50% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The Company issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period. For the Fiscal Years 2007 and Fiscal 2006, the amortization recognized is $54,000 and $80,000 respectively
     On December 12, 2006 we issued 50,000 warrants to purchase common stock All warrants were issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. We issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of approximately $20,000 which is recognized over the vesting period. For the first quarter of Fiscal 2008, the expense recognized is $1,000.
     During the first quarter of 2008, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement between the Company and various investors, the Company issued warrants to purchase an aggregate of 615,000 shares of common stock to a group of investors. These warrants have an initial exercise price of $0.50 per share and, if exercised, in the aggregate would be exercisable into 615,000 shares of common stock. The warrants had a calculated value of $177,000 which is recognized over the vesting period.
7. Advance to CSA II, LLC
     On April 28, 2006, the Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of the Company’s directors. Under the terms of this agreement, the Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation, pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. This advance is repayable in full on November 30, 2007. In addition, for consideration of $239.38, the Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, the Company received a partial repayment of this advance in the amount of $60,654 leaving a balance of approximately $273,000 at April 30, 2007 and January 31, 2007. On June 12, 2006, the Company was reimbursed $75,000, representing expenses associated with this advance.
8. Goodwill
     On November 16, 2006, to be effective as of November 6, 2006, the Company completed its closings on two ASCs located in the San Diego area, Point Loma Surgical Center, L.P. (“Point Loma”) and Elite Surgical Centers, Del Mar L.P. (“Del Mar”). The Company has acquired 51% of the two ASCs, 50.00% limited partner interests and 1.00% general partner interests in each of Point Loma and Del Mar, with the completion of various closing conditions related to the transaction. The breakdown of goodwill has been calculated as follow:

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Point Loma	Del Mar	Total

Cash and cash equivalents	109	55	164
Accounts receivable, net	950	569	1,519
Other current assets	91	145	236
Property and equipment, net	428	768	1,144
Accounts payable	(51)	(46)	(97)

Total	1,527	1,439	2,966
Less: Minority interest — 49%	(748)	(705)	(1,453)

Share of net assets	779	734	1,513

Purchase consideration	1,250	1,250	2,500

Goodwill	471	516	987
     The Company has tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill as of April 30, 2007 and January 31, 2007 in the accompanying consolidated balance sheet. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal completed by a third party during 2008 to assist the Company in determining its final purchase price allocation.
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
     On March 13, 2006, through two of the indirect subsidiaries created to complete the acquisition of the San Diego ASCs, the Company entered into amendments to each of the two purchase agreements described above, pursuant to which the Company completed the acquisition from Surgical Ventures, Inc. of a 19.99% limited partnership interest in each of the San Diego ASCs. Copies of these amendments, including all exhibits thereto, were filed with the SEC as Exhibits 10.3 and 10.4 to a Current Report on Form 8-K filed on March 16, 2006. The terms and conditions relating to each of the acquisitions remained substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. The aggregate consideration for each of the 19.99% limited partnership interests purchased was $499,750 payable in preferred stock of each of the acquisition entities, which preferred stock is exchangeable into shares of the Company’s common stock as described above. On November 16, 2006, to be effective November 6, 2006, the Company exercised the right to purchase an additional 31.01% interest in each of the San Diego ASCs. The aggregate consideration for the acquisition of the additional 31.01% interest in each of the San Diego ASCs was $750,250 each, payable in preferred stock of the acquisition entities, which additional preferred stock will also be exchangeable into shares of the Company’s common stock as described above.
     As of April 30, 2007, Series B Exchangeable Redeemable Preferred Stock issued by subsidiaries totaled $2,500,500, representing the face value of preferred stock issued by two indirect wholly-owned subsidiaries as purchase consideration in respect of the 50.00% limited partnership interests and the 1.0% general partnership interests in the San Diego ASCs, as described above. This preferred stock is exchangeable into shares of the Company’s common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009.
9. Commitments and Contingencies
Operating Leases
     The Company is reimbursed in whole by its partners for any lease obligations.
Litigation

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Health Inventures, LLC (“HI”) has filed alleged breach of contract, breach of the duty of good faith and fair dealing, and declaratory judgment claims in arbitrations against Outpatient Surgery of Del Mar, L.L.C. (“Del Mar, LLC”) and Outpatient Surgery of Point Loma, L.L.C (“Point Loma, LLC”). The Company’s direct or indirect subsidiaries are general and limited partners in and own a majority interest in each of Del Mar, LLC and Point Loma, LLC. In the arbitrations, HI asserts claims against Del Mar, LLC and Point Loma, LLC under Ambulatory Surgical Center Re-Syndication, Transition and Operations Services Agreements dated March 23, 2006 and terminated by HI effective February 5, 2007. HI claims include claims for amounts allegedly past due, alleged late charges, and alleged future profits HI claims it would have earned under the agreements. Del Mar, LLC and Point Loma, LLC have denied liability for HI’s claims, asserted HI’s claims are bared by HI’s own breaches of contract, HI’s failure to perform the agreements, a prior settlement between the parties, and other defenses. Del Mar, LLC and Point Loma, LLC have also asserted conditional counterclaims against HI. The Company believe that HI’s claims are without merit and that the Company will prevail on all claims.
10. Minority interest
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
     Minority interest accounts for the share of the results of the above ASCs amounts to $1,258,000 liability on the balance sheets at April 30, 2007. Minority interest portion of net income was approximately $27,000 for the period ended April 30, 2007 and $0 for the period ended April 30, 2006.
11. Series 5-A Preferred Stock
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
     The holder of each share of Series 5-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 5-A Preferred Stock. Holders of the Series 5-A Preferred Stock are entitled to noncumulative dividends, if declared by the Company’s Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. There were 2,717 and 1,478 shares of Series 5-A Preferred Stock issued and outstanding at April 30, 2007 and 2006, respectively with an aggregate liquidation value of $2,717 and $1,842, respectively. There are eighteen holders of Series 5-A Preferred Stock.
     During the year ended January 31, 2007, the Company issued 364 shares of Series 5-A Preferred Stock. The Company raised gross proceeds of $364,000. In addition, the Company issued 218,400 warrants to purchase 218,400 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $60,000. The Company received net proceeds of $364,000.
     During the first quarter of Fiscal 2008, the Company issued 1,025 shares of Series 5-A Preferred Stock to certain investors pursuant to the terms of a Series 5-A Preferred Stock and Warrant Purchase Agreement. The

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company raised gross proceeds of $1,025,000 in exchange for the issuance of these shares. In addition, the Company issued 615,000 warrants to purchase 615,000 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $177,000.

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. Subsequent Events
     In May of 2007 the Company received subscriptions for an aggregate of $185,000 to purchase 185 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 111,000 shares of common stock in a private placement, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement, from three separate investors. The Company has completed the sale of 50 shares of Series 5-A Preferred Stock at an aggregate purchase price of $50,000. $135,000 is currently being held in escrow until the documentation for these transactions is completed.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.
FORWARD LOOKING STATEMENTS
     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, possession of significant voting control over us by the holders of our Series 5-A Preferred Stock, our limited cash resources, our ability to redirect and finance our business, our significant corporate and SEC-related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation, other risks discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, under the heading “Risk Factors,” and the risks discussed in our other SEC filings.
OVERVIEW
OUR FISCAL YEAR ENDS ON JANUARY 31 OF THE FOLLOWING CALENDAR YEAR. UNLESS OTHERWISE INDICATED, REFERENCES TO “2008” AND “2007” RELATE TO THE FISCAL YEARS ENDED JANUARY 31, 2008 AND 2007, RESPECTIVELY, RATHER THAN CALENDAR YEARS.
RECENT DEVELOPMENTS
     San Diego Surgical Center Acquisitions. On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California (the “San Diego ASCs”). The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Each of the purchase agreements contained customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights. Each of the purchase agreements may also be terminated at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination. On November 16, 2006, to be effective as of November 6, 2006, we completed the acquisitions of the San Diego ASCs. We now own a controlling interest in the two San Diego ASCs through our various indirect subsidiaries. The aggregate consideration paid for the 50.00% limited partner interest and the 1.00% general partner interest of each San Diego ASC was $1,250,000 payable in preferred stock of certain of our subsidiaires, which preferred stock will be exchangeable into shares of our Common Stock.
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
     Closing of Additional Series 5-A Preferred Stock and Warrants Private Placement. On September 18, 2006, we closed the private placement financing transaction described above, pursuant to which we received an aggregate of $364,000 in exchange for the issuance of an additional 364 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 218,400 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement dated as of September 18, 2006. During the first quarter of Fiscal 2008, the Company issued 1,025 shares of Series 5-A Preferred Stock to certain investors pursuant to the terms of a Series 5-A Preferred

Stock and Warrant Purchase Agreement. The Company raised gross proceeds of $1,025,000 in exchange for the issuance of these shares in the first quarter of Fiscal 2008. In addition, the Company issued 615,000 warrants to purchase 615,000 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $177,000. Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
SUBSEQUENT EVENTS
     Subscriptions for Additional Series 5-A Preferred Stock and Warrants. In May of 2007 the Company received subscriptions for an aggregate of $185,000 to purchase 185 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 111,000 shares of common stock in a private placement, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement from three separate investors. The Company has completed the sale of 50 shares of Series 5-A Preferred Stock at an aggregate purchase price of $50,000. $135,000 is currently being held in escrow until the documentation for these transactions is completed.

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

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended
	April 30,
	2007	2006

Revenue from services	$880	$—

Costs and expenses:
Selling, general and administrative expenses	1,098	331
Amortization of stock-based compensation	54	47

Total costs and expenses, net	1,152	378

Operating loss	(272)	(378)

Interest income	—	2

Net loss from continuing operations before taxation	(272)	$(376)

Minority interest	27

Taxation	—	—

Net loss	(245)	(376)

Net loss available to common shareholders (Note 4)	$(245)	$(376)

Net loss per common share:
Basic	(0.07)	(0.10)

Diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.
MATERIAL CHANGES IN RESULTS OF OPERATIONS — THREE MONTHS ENDED APRIL 30, 2007, COMPARED TO THREE MONTHS ENDED APRIL 30, 2006
REVENUE
     Revenue of $0.9 million was generated in first quarter of Fiscal 2008. This was derived from the services rendered by the recent acquisitions of the San Diego ASCs on November 6, 2006. No revenue was derived in Fiscal 2007.
COST OF REVENUE
     No cost of revenue was incurred in the first quarter of 2008 or 2007.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services.

     Selling, general and administrative expenses relating to continuing operations increased by 224% to $1.07 million in the first quarter of 2008 from $0.33 million in the same period one year ago. We resumed active operations following the acquisition of the San Diego ASCs.
AMORTIZATION OF STOCK-BASED COMPENSATION
     On February 1, 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“FAS 123R”). Prior to February 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
     The Company’s loss from operations and net loss did not change for the three months ended April 30, 2007 as a result of adopting FAS 123R.
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $27,000 in the first quarters of Fiscal 2008 and Fiscal 2007.
     On November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223 which is recognized over the vesting period. For first quarters of Fiscal 2008 and Fiscal 2007, the amortization recognized is $6,900.
     On December 12, 2006 we issued 50,000 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 206% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. We issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $19,651 which is recognized over the vesting period. For the first quarters of Fiscal 2008 and 2007, the amortization recognized is $1,000 and nil respectively
     On December 12, 2006 we issued 10,000 warrants to purchase common stock to an individual for services performed. All warrants were issued with Black-Scholes assumptions of 206% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $3,930 which is recognized over the vesting period. For the first quarters of Fiscal 2008 and 2007, the amortization recognized is $2,000 and nil respectively
          During the third quarter of 2006, we issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. We issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $161,001 which is recognized over the vesting period. For the first quarters of Fiscal 2008 and 2007, the amortization recognized is $13,000.

     On December 12, 2006, our Board of Directors approved the grant of a total of 120,000 options to be issued in increments of 10,000 options quarterly to our director Dennis Smith. These options vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 206% volatility, $0.42 share price, risk free interest rates of 4.5%, and exercise price of $0.42. The effective date of the issuance was December 12, 2006. The options had a calculated value of $47,162 which is recognized over the vesting period. For first quarter of Fiscal 2008 and 2007, the amortization recognized is $4,000 and nil respectively.
INTEREST INCOME
     No Interest income was derived in the first quarter of 2008 and 2007.
BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
     The weighted average number of shares of 3,777,623 for the first quarter of 2008 increased from 3,673,992 for the first quarter of 2007, representing an increase of 103,594 shares. This increase mainly resulted from the issuance of common stock as a termination fee to the former management company of the facilities acquired in the Point Loma Transaction and the Del Mar Transaction
MATERIAL CHANGES IN FINANCIAL CONDITION — AT APRIL 30, 2007, COMPARED TO JANUARY 31, 2007:
CASH AND CASH EQUIVALENTS
     As of April 30, 2007, cash and cash equivalents totaled $1.05 million, an increase of $0.76 million from $0.29 million at January 31, 2007, an increase of 268%. This increase in cash and cash equivalents was due to cash generated from financing of $1.02 million, offsetting by cash used in operations of $0.26 million for the three months ended April 30, 2007
PREPAID EXPENSES
     As of April 30, 2007, prepaid expenses totaled $27,000, down $23,000 from $50,000 at January 31, 2007, a decrease of 46%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance and rent to expense over the period.
ACCOUNTS PAYABLE
     As of April 30, 2007, accounts payable were $0.35 million, a decrease of $0.20 million, or 36%, from $0.55 million at January 31, 2007. The decrease was due to timely payments of legal fees made in the first quarter of 2008.
SERIES 5-A PREFERRED STOCK
     As of April 30, 2007, we had outstanding 2,717 shares of Series 5-A Preferred Stock an increase of 1,239 shares of Series 5-A Preferred Stock when compared to the 1,478 shares of Series 5-A Preferred Stock outstanding on April 30, 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents totaled $1.05 million as of April 30, 2007, as compared to $0.29 million at January 31, 2007, an increase of $0.76 million or 286%. As of April 30, 2007, we had working capital of $2.5 million and a shareholders’ deficit of $1.8 million, as compared to working capital of $0.70 million and shareholders’ deficit of $0.61 million as of April 30, 2006. The increase in working capital is primarily due to the cash generated from the financing activities. The decrease in shareholders’ equity is primarily due to costs associated with staffing, administration and reporting during a period when we have had limited operations. We had no long term liabilities as of April 30, 2007 or 2006. To date, we have financed our operations primarily through preferred stock financing. During the three months ended April 30, 2007, we used net cash of $0.26 million for operating activities as compared to $0.32 for the three months ended April 30, 2007, a decrease of $0.06 million, or 20%, from $0.739 million in the same quarter for the prior year. The decrease was due higher cash collected from receivables in the three month ended April 30, 2007.

     Net cash used in investing activities in the first quarter of 2008 was $nil million as compared with net cash used of approximately $333,000 in the first quarter of 2007. The was primarily due to the acquisition of the 19.99% limited partnership interests in the San Diego ASCs and the advance to CSA II, LLC in 2007.
     Cash generated in respect of financing activities totaled $1.02 million in the first quarter of Fiscal 2008, representing the face value of the series 5-A Preferred Stock issued during the first quarter of Fiscal 2008.
     As of April 30, 2007 we had current liabilities of $0.6 million and current assets of $3.2 million, out of which $1.0 million is cash and cash equivalents
     We have sustained operating losses since our inception and had an accumulated deficit of approximately $66.9 million as of April 30, 2007 that has been funded primarily through preferred stock financing and cash generated from the disposal of our interest in Vsource Asia. Following our recent acquisition of the San Diego ASCs, we now again have active business operations. Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in March, April and May of 2007, for us to continue in operation for at least 12 months from the balance sheet date.
OFF-BALANCE SHEET FINANCING
     We have no “off-balance sheet” financing arrangements.
CRITICAL ACCOUNTING POLICIES
     For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on form 10-K for the year ended January 31, 2007. Critical accounting policies affecting us have not changed materially since January 31, 2007.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. Our exposure to market risk has not changed materially since January 31, 2007.
Item 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, each of our co-Chief Executive Officers, who also act as our Co-Chief Financial Officers, has concluded that he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) were not effective as of April 30, 2007.
     (b) Changes in Internal Control Over Financial Reporting: There was no significant change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     Health Inventures, LLC (“HI”) has filed alleged breach of contract, breach of the duty of good faith and fair dealing, and declaratory judgment claims in arbitrations against Outpatient Surgery of Del Mar, L.L.C. (“Del Mar, LLC”) and Outpatient Surgery of Point Loma, L.L.C (“Point Loma, LLC”). The Company’s direct or indirect subsidiaries are general and limited partners in and own a majority interest in each of Del Mar, LLC and Point Loma, LLC. In the arbitrations, HI asserts claims against Del Mar, LLC and Point Loma, LLC under Ambulatory Surgical Center Re-Syndication, Transition and Operations Services Agreements dated March 23, 2006 and terminated by HI effective February 5, 2007. HI claims include claims for amounts allegedly past due, alleged late charges, and alleged future profits HI claims it would have earned under the agreements. Del Mar, LLC and Point Loma, LLC have denied liability for HI’s claims, asserted HI’s claims are bared by HI’s own breaches of contract, HI’s failure to perform the agreements, a prior settlement between the parties, and other defenses. Del Mar, LLC and Point Loma, LLC have also asserted conditional counterclaims against HI. We believe that HI’s claims are without merit and that the Company will prevail on all claims.
Item 1A. RISK FACTORS
     The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. For the quarter ended April 30, 2007, there has been no significant change to the identified risk factors.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the first quarter of Fiscal 2008, we received an aggregate of $1,025,000 in exchange for the issuance of an 1,025 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 615,000 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement to various investors through private placements. Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
     On March 20, 200, we issued 103,594 shares of Common Stock to a vendor in exchange for services rendered.
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

Tri-Isthmus Group, Inc.
(Registrant)

Date: June 19, 2007	By:	/s/ David Hirschhorn
David Hirschhorn
Co-Chief Executive Officer

Date: June 19, 2007		/s/ David Hirschhorn
David Hirschhorn
Co-Chief Financial Officer (Co-Principal Financial Officer)

Date: June 19, 2007		/s/ Todd Parker
Todd Parker
Co-Chief Financial Officer (Co-Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350