Form 10-Q
period 2007-07-31
TRI-ISTHMUS GROUP, INC.
filed 2007-09-19
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No

Number of shares of common stock outstanding as of September 18, 2007	3,777,623
Number of shares of Series 1-A Convertible Preferred Stock outstanding as of September 18, 2007	67,600
Number of shares of Series 2-A Convertible Preferred Stock outstanding as of September 18, 2007	3,900
Number of shares of Series 4-A Convertible Preferred Stock outstanding as of September 18, 2007	0
Number of shares of Series 5-A Convertible Preferred Stock outstanding as of September 18, 2007	2,852

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements
TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)
(Unaudited)

	July 31, 2007	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,007	$286
Accounts receivable, net of allowance for uncollectible accounts	1,381	1,403
Advance to affiliated entity (Note 7)	273	273
Prepaid expenses	31	50
Other current assets	477	457

Total current assets	3,169	2,469

Property and equipment, net (Note 2)	1,130	1,115
Goodwill (Note 8)	987	987

Total assets	$5,286	$4,571

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596	$545
Accrued expenses	455	290
Staff accruals	4	4

Total current liabilities	1,055	839

Commitments and contingencies (Note 9)	—	—
Minority interest (Note 10)	1,186	1,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)
(Unaudited)

	July 31, 2007	January 31, 2007
Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of July 31 and January 31, 2007)
(Aggregate liquidation value is $169 as of July 31 and January 31, 2006)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of July 31 and January 31, 2007)
(Aggregate liquidation value is $25 as of July 31 and January 31, 2006)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 3,752 shares authorized; 2,852 and 1,842 shares issued and outstanding as of July 31 and January 31, 2007 respectively) (Note 11)	2,669	1,509
(Aggregate liquidation value is $2,852 and $1,842 as of July 31 and January 31, 2007, respectively)
(Aggregate redemption value is $3,423 and $1,774 as of July 31 and January 31, 2007, respectively)

Preferred stock Series B issued by subsidiary (Notes 8 and 12) ($0.01 per value, 38,250 shares authorized, 19,990 and 0 shares issued and outstanding as of July 31 and January 31, 2007, respectively)	2,500	2,500
(Aggregate redemption value is $1,000 and $1,000 as of July 31 and January 31, 2007, respectively)

Receivable from issuance of preferred stock series 5-A	(150)	(150)

Total preferred stock	5,211	4,050

Shareholders’ equity:
Common stock ($0.01 par value, 100,000,000 shares authorized; 3,777,623 and 3,673,992 shares issued and outstanding as of July 31 and January 31, 2007, respectively)	37	37
Additional paid-in capital	65,638	65,390
Accumulated deficit	(67,431)	(66,694)
Deferred stock-based compensation	(357)	(284)
Other comprehensive loss	(52)	(52)

Total shareholders’ equity	(2,165)	(1,603)

Total liabilities, preferred stock and shareholders’ equity	$5,286	$4,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006

Revenue from services	$868	$—	$1,747	$—

Costs and expenses:
Cost of revenue from services	—	—	—	—
Selling, general and administrative expenses	1,316	206	2,414	537
Amortization of stock-based compensation (Note 6)	123	47	176	94

Total costs and expenses, net	1,439	253	2,590	631

Operating loss	(571)	(253)	(843)	(631)

Interest income	1	—	1	2

Net loss from operations before taxation	(570)	(253)	(842)	(629)

Minority interest (Note 10)	77	—	105	—

Provision for income taxes	—	—	—	—

Net loss	(493)	(253)	(737)	(629)

Net loss available to common shareholders (Notes 3 and 5)	$(493)	$(253)	$(737)	$(629)

Net loss per common share: (Note 4)
Basic	$(0.13)	$(0.07)	$(0.20)	$(0.17)
Diluted	N/A	N/A	N/A	N/A

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended July 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(737)	$(629)
Adjustments to reconcile net (loss) / profit to net cash used in operating activities:
Minority interest	(105)	—
Depreciation and amortization	232	94
Write off of property and equipment	—	1
Changes in working capital components	239	(149)

Net cash used in operating activities	(369)	(683)

Cash flows from investing activities:
Purchase of property and equipment	(70)	—
Advance to CSA II, LLC (Note 7)	—	(273)

Net cash used in investing activities	(70)	(272)

Cash flows from financing activities:
Issuance of Preferred stock Series 5-A (Note 11)	1,160	—

Net cash provided by financing activities	1,160	—

Effect of exchange rates on cash	—	—

Net increase (decrease) in cash and cash equivalents	721	(955)
Cash and cash equivalents at beginning of period	286	1,289

Cash and cash equivalents at end of period	$1,007	$334

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRI-ISTHMUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc) (the “Company”) as of July 31, 2007 and January 31, 2007 and for the six month periods ended July 31, 2007 and 2006, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K, and any amendments thereto, for the year ended January 31, 2007. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
     The condensed consolidated financial statements include the accounts of the Company and of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     The results as of January 31, 2007 have been derived from the Company’s audited consolidated financial statements for the fiscal year ended as of such date.
     The unaudited condensed consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.
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
Future Funding
     We have sustained operating losses since our inception and had an accumulated deficit of approximately $67.4 million as of July 31, 2007 that has been funded primarily through preferred stock financing. Following our recent acquisition of the San Diego ASCs, we now again have active business operations.
     As of July 31, 2007 we had current liabilities of $1.2 million and current assets of $3.2 million, out of which $1.0 million is cash and cash equivalents.
     Our management believes that we have adequate funding from cash and cash equivalents, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
     Our activities are focused on the delivery of financial solutions to the healthcare industry focused on ambulatory surgical centers and other businesses designed to deliver quality healthcare outside of traditional hospital settings. Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. We will assist our subsidiaries in expanding their access to working capital as appropriate.

TRI-ISTHMUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Income Taxes
     The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. At July 31, 2007 and January 21, 2007 all defined tax assets had been fully reserved.
Functional Currency
     The Company’s functional currency is the United States dollar.
Stock-Based Compensation
     See Note 6 for the Company’s accounting policies with respect to Stock-Based Compensation.
Loss Per Share
     Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average shares of common stock and common share equivalents outstanding during the year. Common share equivalents consist of dilutive shares issuable upon the conversion of Preferred Stock to common stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase common stock, computed using the treasury stock method.
2. Consolidated Balance Sheet Details

	July 31, 2007	January 31, 2007

	(in thousands)
Other current assets:
Deposits	$94	$81
Other receivables	383	376

	$477	$457

	July 31, 2007	January 31, 2007

	(in thousands)
Property and equipment
Medical equipment	$1,153	$1,144
Computer equipment	62	—

	1,215	1,144
Accumulated depreciation	(85)	(29)

	$1,130	$1,115

TRI-ISTHMUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Net (Loss)/Profit Available to Common Shareholders
     The following table is a calculation of net loss available to common shareholders:

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Net loss	$(493)	$(253)	$(737)	$(629)

Less: Deemed non-cash dividend to preferred shareholders	—	—	—	—

Net loss available to common shareholders	$(493)	$(253)	$(737)	$(629)

4. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net profit per share is computed by dividing net profit by the weighted average shares of common stock and common share equivalents outstanding during the period. Common share equivalents consist of dilutive shares issuable upon the conversion of preferred stock to common stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase common stock as computed using the treasury stock method.

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in thousands, except per		(in thousands, except per
	share data)		share data)
Numerator for basic and diluted loss per share:
Net loss	$(493)	$(253)	$(737)	$(629)

Denominator for basic and diluted loss	3,673,985	3,673,992	3,673,998	3,673,992
per share — weighted average shares	3,777,623		3,777,623

Basic	$(0.13)	$(0.07)	$(0.20)	$(0.17)
Diluted	N/A	N/A	N/A	N/A
     As the Company had a net loss for the three months and six months ended July 31, 2007 and July 31, 2006 , potential common stock outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
5. Comprehensive loss
     The difference between net loss and comprehensive loss for the Company arising from foreign currency translation adjustments is as follows:

TRI-ISTHMUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Net loss available to common shareholders	$(493)	$(253)	$(737)	$(629)
Other comprehensive (loss)/gain foreign currency translations	—	—	—	(2)

Comprehensive loss	$(493)	$(253)	$(737)	$(631)

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
     The Company’s loss from operations and net loss did not change for the three and six months ended July 31, 2007 as a result of adopting FAS 123R.
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of their employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $27,000 in the second quarters of both Fiscal 2008 and Fiscal 2007. For the first half of Fiscal 2008 and Fiscal 2007, the amortization recognized is $53,000 respectively.
     During the third quarter of Fiscal 2006, we issued warrants to purchase 727,500 shares of common stock. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. We issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The amortization recognized is $13,000 in the second quarter of both Fiscal 2008 and Fiscal 2007. For the first half of both Fiscal 2008 and Fiscal 2007, the amortization recognized is $27,000.
     During the first quarter of Fiscal 2008, the Company issued 1,025 shares of Series 5-A Preferred Stock to certain investors pursuant to the terms of a Series 5-A Preferred Stock and Warrant Purchase Agreement. The Company raised gross proceeds of $1,025,000 in exchange for the issuance of these shares. In addition, the Company issued warrants to purchase 615,000 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $177,000. The amortization recognized is $31,000 and nil in the second

TRI-ISTHMUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
quarter of Fiscal 2008 and Fiscal 2007, respectively and for the first half of Fiscal 2008 and Fiscal 2007 respectively.
     During the second quarter of Fiscal 2008, 50 shares of Series 5-A Preferred Stock and warrants to purchase 30,000 shares or common stock were cancelled. The Company refunded gross proceeds of $50,000 in exchange for the cancellation.
     During the second quarter of Fiscal 2008, the Company issued 135 shares of Series 5-A Preferred Stock to certain investors pursuant to the terms of a Series 5-A Preferred Stock and Warrant Purchase Agreement. The Company raised gross proceeds of $135,000 in exchange for the issuance of these shares. In addition, the Company issued warrants to purchase 81,000 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $19,000. The amortization recognized is $3,000 and nil in the second quarter of Fiscal 2008 and Fiscal 2007, respectively and for the first half of Fiscal 2008 and Fiscal 2007 respectively.
     On November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,000 which is recognized over the vesting period. The amortization recognized is $7,000 in the second quarter of both Fiscal 2008 and Fiscal 2007. For the first half of both Fiscal 2008 and Fiscal 2007, the amortization recognized is $14,000.
     On December 12, 2006 we issued 60,000 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 206% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. We issued these warrants for participation on our Advisory Board. The warrants became one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $24,000 which is recognized over the vesting period. The amortization recognized is $2,000 and nil in the second quarter of Fiscal 2008 and Fiscal 2007, respectively. For the first half of Fiscal 2008 and Fiscal 2007, the amortization recognized is $5,000 and nil respectively.
     On December 12, 2006, our Board of Directors approved the grant to Dennis M. Smith, one of our directors, of a total of 120,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 212% volatility, $0.42 share price, risk free interest rates of 4.5%, and exercise price of $0.45. The options had a calculated value of $47,000 which is recognized over the vesting period. The amortization recognized is $4,000 and nil in the second quarter of Fiscal 2008 and Fiscal 2007, respectively, and $8,000 and nil for the first half of both Fiscal 2008 and Fiscal 2007, respectively.
     On March 20, 2007, we issued 103,594 shares of Common Stock to a vendor as a termination fee. These shares were valued at $35,000 on the date of issuance and this amount has been fully amortized in the first half of Fiscal 2008.
     On July 16, 2007, a warrant to purchase 50,000 shares of common stock, exercisable for five years at an exercise price of $0.45, was also issued in exchange for services rendered. The warrants were valued at approximately $16,000.
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

TRI-ISTHMUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The following summarizes activities under the stock option plans:

		Weighted-Average
	Number of Options	Exercise Price Per Share
	Six Months Ended July 31, 2007	As of July 31, 2007
Options outstanding at beginning of the period	483,750	$0.42
Granted	—	—
Exercised	—	—
Cancelled	—	—
Forfeited	—	—

Options outstanding at end of the period	483,750	$0.42

Options vested/exercisable at end of the period	483,750	$0.42

     The following summarizes information for stock options outstanding as of July 31, 2007:

		Weighted-average	Weighted-average
Exercise price	Number of options	exercise price	remaining contractual life
$0.45	120,000	$0.45	9.5
$0.40	360,000	$0.40	8.9
$2.00	3,750	$0.42	6.0

	483,750	$0.42

Warrants
     During the second quarter of Fiscal 2006, pursuant to that certain Series 5-A Preferred Stock and Warrant Purchase Agreement, the Company issued warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors (the “Investors”) led by Hope & Abel Investments, LLC of Los Angeles, California. These warrants have an initial exercise price of $0.50 per share and, if exercised, in the aggregate would be exercisable into 886,800 shares of common stock. The expiration date of July 18, 2007 of these warrants were extended until July 18, 2008, during the second quarter of Fiscal 2008.

TRI-ISTHMUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In addition, during the second quarter of Fiscal 2008, the Company issued 135 shares of Series 5-A Preferred Stock to certain investors pursuant to the terms of a Series 5-A Preferred Stock and Warrant Purchase Agreement. The Company raised gross proceeds of $135,000 in exchange for the issuance of these shares. In addition, the Company issued 81,000 warrants to purchase 81,000 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $19,000. The amortization recognized is $3,000 and nil in the second quarter of Fiscal 2008 and Fiscal 2007, respectively and for the first half of Fiscal 2008 and Fiscal 2007 respectively.
     During the second quarter of Fiscal 2008, 50 shares of Series 5-A Preferred Stock and warrants to purchase 30,000 shares or common stock were cancelled. The Company refunded gross proceeds of $50,000 in exchange for the cancellation. A warrant to purchase 50,000 shares of common stock, exercisable for five years at an exercise price of $0.45, was also issued in exchange for services rendered during the second quarter of Fiscal 2008.
7. Advance to CSA II, LLC
     On April 28, 2006, the Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of the Company’s directors. Under the terms of this agreement, the Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation, pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. This advance is repayable in full on November 30, 2007. In addition, for consideration of $239.38, the Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, the Company received a partial repayment of this advance in the amount of $60,654 leaving a balance of approximately $273,000 at July 31, 2007. On June 12, 2006, the Company was reimbursed $75,000, representing expenses associated with this advance.

TRI-ISTHMUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. Goodwill
     On November 16, 2006, to be effective as of November 6, 2006, the Company completed the closings on two ASCs located in the San Diego area, Point Loma Surgical Center, L.P. (“Point Loma”) and Elite Surgical Centers, Del Mar L.P. (“Del Mar”). The Company acquired 51% of two ASCs, 50.0% limited partner interests and 1.0% general partner interests in each of Point Loma and Del Mar, with the completion of various closing conditions related to the transaction. The breakdown of goodwill has been calculated as follow:

	Point Loma	Del Mar	Total

Cash and cash equivalents	$109	$55	$164
Accounts receivable, net	950	569	1,519
Other current assets	91	145	236
Property and equipment, net	428	768	1,144
Accounts payable	(51)	(46)	(97)

Total	1,527	1,439	2,966

Less: Minority interest — 49%	(748)	(705)	(1,453)

Share of net assets	779	734	1,513

Purchase consideration	1,250	1,250	2,500

Goodwill	471	516	987

     The Company has tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill. The Company is in the process of analyzing the components of the intangible assets and will have an appraisal completed by a third party during 2008 to assist the Company in determining its final purchase price allocation.
9. Commitments and Contingencies
Operating Leases
     The Company is reimbursed in whole by its partners for all lease obligations.
Litigation
     Health Inventures, LLC (“HI”) has filed alleged breach of contract, breach of the duty of good faith and fair dealing, and declaratory judgment claims in arbitrations against Del Mar, LLC and Point Loma, LLC. The

TRI-ISTHMUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company’s direct or indirect subsidiaries are general and limited partners in and own a majority interest in each of Del Mar, LLC and Point Loma, LLC. In the arbitrations, HI asserts claims against Del Mar and Point Loma under Ambulatory Surgical Center Re–Syndication, Transition and Operations Services Agreements dated March 23, 2006 and terminated by HI effective February 5, 2007. HI claims include claims for amounts allegedly past due, alleged late charges, and alleged future profits HI claims it would have earned under the agreements. Del Mar and Point Loma have denied liability for HI’s claims, asserted HI’s claims are bared by HI’s own breaches of contract, HI’s failure to perform the agreements, a prior settlement between the parties, and other defenses. Del Mar and Point Loma, have also asserted conditional counterclaims against HI. The Company believes that HI’s claims are without merit and that the Company will prevail on all claims.
10. Minority interest
     On November 16, 2006, to be effective as of November 6, 2006, the Company completed closings on Point Loma and Del Mar in which the Company has acquired 51% of two ASCs, 50.00% limited partner interests and 1.00% general partner interests. Minority interest liabilities account for the share of the results of Point Loma and Del Mar amounts to $1,186,000 and $1,285,000 on the balance sheets at July 31, 2007 and January 31, 2007, respectively. Minority interest portion of net income was $77,000 and $105,000 for the three and six months ended July 31, 2007.
11. Series 5-A Redeemable Preferred Stock
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
     During the second quarter of Fiscal 2008, 50 shares of Series 5-A Preferred Stock and warrants to purchase 30,000 shares or common stock were cancelled. The Company refunded gross proceeds of $50,000 in exchange for the cancellation.

TRI-ISTHMUS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     During the second quarter of Fiscal 2008, the Company issued 135 shares of Series 5-A Preferred Stock to certain investors pursuant to the terms of a Series 5-A Preferred Stock and Warrant Purchase Agreement. The Company raised gross proceeds of $135,000 in exchange for the issuance of these shares. In addition, the Company issued 81,000 warrants to purchase 81,000 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $19,000.
     There were 2,852 shares of Series 5-A Preferred Stock issued and outstanding at July 31, 2007 with an aggregate liquidation value of approximately $2.9 million.
12. Subsequent Events
     Subscriptions for Additional Series 5-A Preferred Stock and Warrants. In August of 2007 the Company received subscriptions for an aggregate of $50,000 to purchase 50 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 30,000 shares of common stock in a private placement, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement from an investor. This $50,000 is currently being held in escrow until the documentation for these transactions is completed.

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
RECENT DEVELOPMENTS
     San Diego Surgical Center Acquisitions. On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California (the “San Diego ASCs”). The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Each of the purchase agreements contained customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights. Each of the purchase agreements may also be terminated at any time for any reason or no reason if the terminating party agrees to reimburse the non-terminating party for its legal fees incurred through the date of such termination. On November 16, 2006, to be effective as of November 6, 2006, we completed the acquisitions of the San Diego ASCs. We now own a controlling interest in the two San Diego ASCs through our various indirect subsidiaries. The aggregate consideration paid for the 50.00% limited partner interest and the 1.00% general partner interest of each San Diego ASC was $1.25 million payable in preferred stock of certain of our subsidiaries, which preferred stock will be exchangeable into shares of our Common Stock.
     CSA II Agreement. On April 28, 2006, we entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of our directors. Under the terms of this agreement, we advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation, pursuant to a private placement of $112.0 million of securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. This advance is repayable in full on November 30, 2007. In addition, for consideration of $239, we purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, we received a partial repayment of this advance in the amount of $60,654. In addition, in June 2006, we were reimbursed $75,000, representing expenses associated with this advance.
     Closing of Additional Series 5-A Preferred Stock and Warrants Private Placement. On September 18, 2006, we closed the private placement financing transaction described above, pursuant to which we received an aggregate of $364,000 in exchange for the issuance of an additional 364 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 218,400 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement dated as of September 18, 2006. During the six months ended July 31, 2007, the Company issued 1,210 shares of Series 5-A Preferred Stock to certain investors pursuant to the terms of a Series 5-A Preferred Stock and Warrant Purchase Agreement. The Company raised gross proceeds of $1,210,000 in exchange for the issuance of these shares. In addition, the Company issued 726,000 warrants to purchase 726,000 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $194,000. Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
SUBSEQUENT EVENTS
     Subscriptions for Additional Series 5-A Preferred Stock and Warrants. In August of 2007 the Company received subscriptions for an aggregate of $50,000 to purchase 50 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 30,000 shares of common stock in a private placement, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement from an investor. This $50,000 is currently being held in escrow until the documentation for these transactions is completed.
CURRENT OPERATIONS
     Following the completion of the Exchange Offer in November 2004, we reduced our headcount significantly. Following the receipt of additional financing in July 2005 (the “Financing”), we continued to operate with a minimal two person staff comprised of our Co-Chief Executive Officers. Our new management, backed by the capital raised in the Financing, intends to pursue a growth strategy defined by acquisitions. We became Tri-Isthmus Group, Inc. (TIGroupTM) in December 2005. Our management team and stockholders comprise a group of individuals with complementary talents across a broad range of disciplines, including mergers and acquisitions and operations.
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

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006

Revenue from services	$868	$—	$1,747	$—

Costs and expenses:
Cost of revenue from services	—	—	—	—
Selling, general and administrative expenses	1,316	206	2,413	537
Amortization of stock-based compensation	123	47	177	94

Total costs and expenses, net	1,439	253	2,590	631

Operating loss	(571)	(253)	(843)	(631)

Interest income	1	—	1	2

Net loss from operations before taxation	(570)	(253)	(842)	(629)

Minority interest	77	—	105	—

Taxation	—	—	—	—

Net loss	(493)	(253)	(737)	(629)

Net loss available to common shareholders (Note 5)	$(493)	$(253)	$(737)	$(629)

Net loss per common share:
Basic	$(0.13)	$(0.07)	$(0.20)	$(0.17)
Diluted	N/A	N/A	N/A	N/A
MATERIAL CHANGES IN RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JULY 31, 2007, COMPARED TO THREE AND SIX MONTHS ENDED JULY 31, 2006
REVENUE
     Revenue of $0.9 million and $1.7 million was generated in three and six months of Fiscal 2008. This was derived from the services rendered by the recent acquisitions of the San Diego ASCs on November 6, 2006. No revenue was derived in Fiscal 2007.
COST OF REVENUE
     No cost of revenue was incurred in the first quarter of 2008 or 2007.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services. Selling, general and administrative expenses increased by 539% to $1.32 million in the first quarter of 2008 from $0.21 million in the same period one year ago. For the six months July 31, 2007, the expenses increased 349% from $0.54 million to $2.41 million in the same period one year ago. The increases related to the resumption of active operations following the acquisition of the San Diego ASCs on November 6, 2006.
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
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and will be amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $27,000 in the second quarters of both Fiscal 2008 and Fiscal 2007. For the first half of Fiscal 2008 and Fiscal 2007, the amortization recognized is $53,000 respectively.
     During the third quarter of Fiscal 2006, we issued 727,500 warrants to purchase common stock. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. We issued these warrants for participation on our Advisory Board. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The amortization recognized is $13,000 in the second quarter of both Fiscal 2008 and Fiscal 2007. For the first half of both Fiscal 2008 and Fiscal 2007, the amortization recognized is $27,000.
     During the first quarter of Fiscal 2008, the Company issued 1,025 shares of Series 5-A Preferred Stock to certain investors pursuant to the terms of a Series 5-A Preferred Stock and Warrant Purchase Agreement. The Company raised gross proceeds of $1,025,000 in exchange for the issuance of these shares. In addition, the Company issued 615,000 warrants to purchase 615,000 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $177,000. The amortization recognized is $31,000 and nil in the second quarter of Fiscal 2008 and Fiscal 2007, respectively and for the first half of Fiscal 2008 and Fiscal 2007 respectively.

     During the second quarter of Fiscal 2008, the Company issued 135 shares of Series 5-A Preferred Stock to certain investors pursuant to the terms of a Series 5-A Preferred Stock and Warrant Purchase Agreement. The Company raised gross proceeds of $135,000 in exchange for the issuance of these shares. In addition, the Company issued warrants to purchase 81,000 shares of common stock with an exercise price of $0.50 and a life of two years. The warrants were valued at approximately $19,000. The amortization recognized is $3,000 and nil in the second quarter of Fiscal 2008 and Fiscal 2007, respectively and for the first half of Fiscal 2008 and Fiscal 2007 respectively.
     During the second quarter of Fiscal 2008, 50 shares of Series 5-A Preferred Stock and warrants to purchase 30,000 shares or common stock were cancelled. The Company refunded gross proceeds of $50,000 in exchange for the cancellation.
     On November 17, 2005, our Board of Directors approved the grants to two independent directors of a total of 360,000 options which vest in quarterly increments over three years. All options were issued with Black Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,000 which is recognized over the vesting period. The amortization recognized is $7,000 in the second quarter of both Fiscal 2008 and Fiscal 2007. For the first half of both Fiscal 2008 and Fiscal 2007, the amortization recognized is $14,000.
     On December 12, 2006 we issued warrants to purchase 60,000 shares of common stock. All warrants were issued with Black-Scholes assumptions of 206% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. We issued these warrants for participation on our Advisory Board. The warrants became one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. The warrants had a calculated value of $24,000 which is recognized over the vesting period. The amortization recognized is $2,000 and nil in the second quarter of Fiscal 2008 and Fiscal 2007, respectively. For the first half of Fiscal 2008 and Fiscal 2007, the amortization recognized is $5,000 and nil respectively.
     On March 20, 2007, the Company issued 103,594 shares of Common Stock to a vendor as a termination fee. These shares were valued at $35,000 on the date of issuance and this amount has been fully amortized Fiscal 2008.
INTEREST INCOME
     Interest income of $1,000 was derived in the first quarter and first six months of 2008. No interest income was derived in first quarter and first six months 2007.
BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
     The weighted average number of shares of 3,777,623 for the first quarter of 2008 increased from 3,673,992 for the first quarter of 2007, representing an increase of 103,594 shares. This increase mainly resulted from the issuance of common stock as a termination fee to the former management company of the facilities acquired in the Point Loma Transaction and the Del Mar Transaction.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT JULY 31, 2007, COMPARED TO JANUARY 31, 2007:
CASH AND CASH EQUIVALENTS
     As of July 31, 2007, cash and cash equivalents totaled $1.0 million, an increase of $0.72 million from $0.28 million at January 31, 2007, an increase of 252%. This increase in cash and cash equivalents was due to cash generated from financing of $1.02 million, offset by cash used in operations of $0.37 million for the six months ended July 31, 2007.
PREPAID EXPENSES
     As of July 31, 2007, prepaid expenses totaled $31,000, down $23,000 from $50,000 at January 31, 2007, a decrease of 38%. This decrease in prepaid expenses primarily reflected the recognition of prepaid insurance and rent to expense over the period.

ACCOUNTS PAYABLE
     As of July 31, 2007, accounts payable were $0.59 million, a decrease of $50,000, or 9%, from $0.55 million at January 31, 2007. The decrease was due to timely payments of legal fees made in the first quarter of 2008.
SERIES 5-A PREFERRED STOCK
     As of July 31, 2007, we had outstanding 2,852 shares of Series 5-A Preferred Stock an increase of 1,374 shares of Series 5-A Preferred Stock when compared to the 1,478 shares of Series 5-A Preferred Stock outstanding on January 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents totaled $1.0 million as of July 31, 2007, as compared to $0.28 million at January 31, 2007, an increase of $0.72 million or 252%. As of July 31, 2007, we had working capital of $2.1 million and a shareholders’ deficit of $2.2 million, as compared to working capital of $1.6 million and shareholders’ deficit of $1.6 million as of January 31, 2007. The increase in working capital is primarily due to the cash generated from the financing activities. The decrease in shareholders’ equity is primarily due to costs associated with staffing, administration and reporting during a period. We had no long term liabilities as of July 31, 2007 or 2006. To date, we have financed our operations primarily through preferred stock financing. During the six months ended July 31, 2007, we used net cash of $0.37 million for operating activities, a decrease of $0.31 million, or 46%, from $0.68 million in the same quarter for the prior year. The decrease was due to results of operations from the San Diego ASCs.
     Net cash used in investing activities in the first half of 2008 was $70,000 as compared with net cash used of approximately $272,000 in the same period in 2007. The difference was primarily due to the advance to CSA II, LLC in 2007.
     Cash generated in respect of financing activities totaled $1.2 million in the first half of Fiscal 2008, representing the face value of the series 5-A Preferred Stock issued during the Fiscal 2008.
     As of July 31, 2007 we had current liabilities of $1.1 million and current assets of $3.2 million, out of which $1.0 million is cash and cash equivalents
     We have sustained operating losses since our inception and had an accumulated deficit of approximately $67.4 million as of July 31, 2007 that has been funded primarily through preferred stock financing and cash generated from the disposal of our interest in Vsource Asia. Following our recent acquisition of the San Diego ASCs, we now again have active business operations. Our management believes that we have adequate funding from cash and cash equivalents, and the Series 5-A Preferred Stock subscriptions received in the first half of Fiscal 2007, for us to continue in operation for at least 12 months from the balance sheet date.
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
     (a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, each of our co-Chief Executive Officers, who also act as our Co-Chief Financial Officers, has concluded that he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) were not effective as of July 31, 2007.
     (b) Changes in Internal Control Over Financial Reporting: There was no significant change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007. For the quarter ended July 31, 2007, there has been no significant change to the identified risk factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the second quarter of Fiscal 2008, we received an aggregate of $135,000 in exchange for the issuance of an 135 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 81,000 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement to various investors through private placements. Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
     On July 16, 2007, we issued a warrant to purchase 50,000 shares of common stock, exercisable for five years at an exercise price of $0.45, in exchange for services rendered.

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

Date: September 19, 2007		Tri-Isthmus Group, Inc.
(Registrant)
	By:	/s/ David Hirschhorn
David Hirschhorn
Co-Chief Executive Officer

Date: September 19, 2007		/s/ David Hirschhorn
David Hirschhorn
Co-Chief Financial Officer (Co-Principal Financial Officer)

Date: September 19, 2007		/s/ Todd Parker
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