Form 10-KT
period 2007-09-30
TRI-ISTHMUS GROUP, INC.
filed 2008-01-15
CIK 1003226

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

FORM 10-KT
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(MARK ONE)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from February 1, 2007 to September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on January 11, 2008 was $754,716.60, computed upon the basis of the closing price on that date.

Number of shares of common stock outstanding as of January 11, 2008	8,177,629

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
FORM 10-K ANNUAL REPORT
FOR THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
     The discussion in this Form 10-KT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) prospective business opportunities and (ii) our potential strategies for redirecting and financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to our plans, objectives and expectations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
     We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
PART I
ITEM 1. BUSINESS
     References to “we,” “us,” “our,” “TIGroup” or the “Company” refers to Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) and its subsidiaries. We maintain our executive offices at 149 South Barrington Avenue, Suite 808, Los Angeles, California 90049. Our telephone number is +1 (818) 887-6659, and our website is at www.tig3.com.
     TIGroup provides flexible financial solutions (i) to businesses delivering quality healthcare solutions outside of traditional hospital settings and (ii) in support of new treatment solutions where the Company’s interests are aligned with those of our partners and in particular, physicians.
     In November 2007, TIGroup’s Board of Directors approved a change to the Company’s fiscal year end from January 31 to September 30. In view of this change, this Form 10-K is a transition report, and includes financial information for the eight-month period ended September 30, 2007, and for the twelve-month periods ended January 31, 2007 and 2006.
     Information in this Form 10-K is current as of January 14, 2008, unless otherwise specified.
COMPANY BACKGROUND
     We were originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing (“BPO”) solutions into and across the Asia-Pacific region.
     From 2001 to November 2004, the Company provided Fortune 500 and Global 500 companies with BPO solutions into and across the Asia-Pacific region. In December 2003, March 2004 and November 2004, the Company concluded a series of transactions resulting in the sale of 100% of its interests in its principal operating subsidiary, Vsource Asia Berhad (“Vsource Asia”) to Symphony House Berhad, a Malaysian company (“Symphony House”). Complete details on the transactions, including reasons for approval by the Board of Directors and the special committee formed for the purposes of reviewing the transactions, can be found in the Company’s Exchange Offer and Consent Solicitation Circular, which was filed as an exhibit to the Company’s Schedule TO, filed with the SEC on October 18, 2004. This series of transactions is referred to below as the “Symphony Transactions”. Effective upon the completion of the Symphony Transactions in November 2004, 92.8% of our Series 1-A Preferred Stock, 98.8% of our Series 2-A Preferred Stock and 100% of our Series 4-A Preferred Stock were tendered to us and subsequently cancelled. As a result, 67,600 shares of Series 1-A Preferred Stock and 3,900 shares of Series 2-A Preferred Stock remain outstanding. As part of the Symphony Transactions, Symphony House also entered into an agreement (the “Symphony Purchase Agreement”) pursuant to which it agreed to purchase common stock and warrants from certain preferred stockholders. As a result of the Symphony Purchase Agreement, which was completed on November 24, 2004, Symphony House acquired 648,860 shares of the Company’s common stock and warrants to purchase 1,000,000 shares of the Company’s common stock. Upon

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

completion of the Symphony Transactions and the Symphony Purchase Agreement, the Company’s active business process outsourcing operations ceased.
     On December 16, 2005, at our Annual Meeting of Stockholders, our stockholders voted to amend our Certificate of Incorporation to change our legal name from “Vsource, Inc.” to “Tri-Isthmus Group, Inc.” and to reduce the number of authorized shares of our common stock from 500,000,000 shares to 100,000,000 shares, as described in our Proxy Statement filed with the SEC on November 28, 2005. The reduction of the number of authorized shares of our common stock did not affect the number of shares of common stock issued and outstanding. We became Tri-Isthmus Group, Inc. (TIGroup™) in December 2005.
     During the Fiscal Year Ended January 31, 2007, we resumed active operations following the acquisition of two ambulatory surgical centers (“ASCs”). On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California, Point Loma Surgical Center, L.P. and Outpatient Surgery of Del Mar, L.P., and we completed these acquisitions on November 16, 2006. On February 9, 2007, we converted these limited partnerships into Outpatient Surgery of Point Loma, L.L.C. (“Point Loma”) and Outpatient Surgery of Del Mar, L.L.C. (“Del Mar,” and, together with Point Loma, the “San Diego ASCs”), respectively. In June 2007, we consolidated the operations of the San Diego ASCs at the Del Mar facility. We expect to sell or re-organize the remaining assets and leases at Point Loma during the Fiscal Year Ending September 30, 2008.
     On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC (“RHA”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma.
CURRENT OPERATIONS
     Following the completion of the Symphony Transactions in November 2004, we reduced our headcount significantly to a two person staff when David Hirschhorn and Todd Parker joined the Company as our Co-Chief Executive Officers. Our new management initiated a growth strategy defined by acquisitions. Our management team and Board of Directors comprise a group of individuals with complementary talents across a broad range of disciplines, including mergers and acquisitions and operations.
     During the Fiscal Year Ended January 31, 2007, the management team refined the acquisition strategy and now focuses on acquisitions in the healthcare industry through the provision of flexible financial solutions (i) to businesses delivering quality healthcare solutions outside of traditional hospital settings and (ii) in support of new treatment solutions where the Company’s interests are aligned with those of our partners, and in particular, physicians.
     We resumed active operations following the acquisition of the San Diego ASCs in November 2006. Our current operations consist of our ownership and management of RHA and Del Mar. We are actively seeking to build our portfolio of interests in healthcare services operations, including ASCs, rural hospitals, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians.
     In September 2007, David Hirschhorn became our sole Chief Executive Officer upon Todd Parker’s resignation. Dennis M. Smith, formerly a director and senior consultant to the Company, re-joined as the Company’s Chief Financial Officer.
     Our support staff at RHA’s hospitals and Del Mar consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center, and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery centers is limited to licensed physicians. Our business depends upon the efforts and success of the physicians who provide medical services at our facilities and the strength of our relationships with these physicians. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians. Michael Schuster serves as chairman and chief executive officer of RHA. Mr. Schuster has over 35 years’ experience in the administration and operation of healthcare facilities.
Strategy
     With the completion of the acquisition of the San Diego ASCs, our strategy evolved during the Fiscal Year Ended January 31, 2007 from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we are actively seeking to

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

build our portfolio of interests in healthcare services operations, including ASCs, rural hospitals, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. Our strategy is predicated on management’s belief that the provision of flexible financial solutions to ASCs, specialty hospitals and other healthcare platforms aligns our interests with those of physician-partners, providing the basis for interdependent relationships that will establish sound operating partnerships and deliver solid risk adjusted returns. The RHA acquisition in October 2007 is consistent with this strategy.
     Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA and the San Diego ASCs, and (ii) equity positions in a diversified portfolio of minority interests in ASCs with a history of positive cash flows. In addition, we will selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
FUTURE FUNDING
     We have sustained operating losses since our inception and had an accumulated deficit of approximately $68.6 million as of September 30, 2007 that has been funded primarily through preferred stock financing and cash generated from the disposal of our interest in Vsource Asia. With the acquisition of the San Diego ASCs in November 2006, we resumed active business operations.
     As of September 30, 2007 we had current liabilities of $1.6 million and current assets of $2.6 million. In October 2007, we entered into promissory notes in the aggregate amount of $1.65 million (the “Notes”), of which $1.0 million was used to finance our investment in RHA. The Notes have an initial term of six months and become due and payable on April 29, 2008, unless otherwise extended at our option for an additional six month period. In addition, through January 14, 2008, we received subscriptions for an aggregate of $4.56 million to purchase additional shares of our Series 5-A Preferred Stock and warrants to purchase our common stock.
     Our management believes that we have adequate funding from the operations of RHA and Del Mar, cash and cash equivalents, and the Notes and the Series 5-A Preferred Stock subscriptions received through January 14, 2008, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
     Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. We will assist our subsidiaries in expanding their access to working capital as appropriate.
INTELLECTUAL PROPERTY
     With the name change to Tri-Isthmus Group, Inc., we have re-branded our efforts under the trademarks, Tri-Isthmus Group™ and TIGroup™.
     We do not currently hold any patents.
EMPLOYEES
     We have two employees as of January 14, 2008, David Hirschhorn, our chairman and chief executive officer, and Dennis M. Smith, our chief financial officer, who was appointed on September 20, 2007. Todd Parker, who had served as co-chairman and co-chief executive officer since July 2005, resigned his position on September 20, 2007. We consider our relations with employees to be good. None of our employees are represented by a labor union or under any collective bargaining agreement.
     As of January 14, 2008, RHA and Del Mar employed 242 and 24 personnel, respectively. We consider relations with employees at each of RHA and Del Mar to be good. None of these employees are represented by a labor union or under any collective bargaining agreement.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

State Licensing and CONs
     State licensing of ASCs, rural hospitals and surgical hospitals is generally a prerequisite to the operation of each center and to participation in federally funded programs, such as Medicare and Medicaid. Once a facility becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements, as well as local building and safety codes. In addition, every state imposes licensing requirements on individual physicians and facilities and services operated and owned by physicians. Physician practices are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination and medical waste and other environmental issues.
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
Corporate Practice of Medicine
     The laws of states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we own and operate ASCs, rural hospitals or surgical hospitals because these entities are not engaged in the practice of medicine as defined by state laws. The physicians who perform procedures at the ASCs, rural hospitals and surgical hospitals are individually licensed to practice medicine. In most instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.
Certification
     We depend on third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our facilities. In order to receive Medicare reimbursement, each facility must meet the applicable conditions of participation set forth by the United States Department of Health and Human Services, or DHHS, relating to the type of facility, the services it provides, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs and hospitals undergo periodic on-site Medicare certification surveys. Each of our existing facilities is certified as a Medicare provider. Although we intend for our facilities to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.
Medicare-Medicaid Fraud and Abuse Provisions
     Section 1128B(b) of the Social Security Act (the “Federal Anti-Kickback Statute”) prohibits the knowing or willful offering, payment, solicitation or receipt or remuneration, directly or indirectly, overtly or covertly, in cash or in kind, for: (1) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal or state healthcare program; or (2) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state healthcare program. The anti-kickback statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the anti-kickback statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.
     As authorized by Congress, the Office of the Inspector General (“OIG”) promulgated safe harbor regulations that outline categories of activities protected from prosecution under the federal anti-kickback statute. These safe harbors cover, among other things, investment interests, personal services and management contracts and employment arrangements. Although conduct or

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

business arrangements that do not fall within a safe harbor are not unlawful per se, noncompliant conduct or business arrangements risk increased scrutiny by governmental enforcement authorities.
     Notwithstanding our belief that the relationships between our facilities and third parties who may be in a position to refer patients or otherwise generate business for our facilities comply with relevant safe harbors under the federal anti-kickback statute, we cannot assure you that a federal or state agency charged with enforcement of the anti-kickback statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause these relationships with our facilities to become illegal, or result in the imposition of penalties on us or certain of our facilities. Even the assertion of a violation could have a material adverse effect upon us.
     In addition to the anti-kickback statute, the Health Insurance Portability and Accountability Act of 1996, or “HIPAA”, provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.
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
Prohibition on Physician Ownership of Healthcare Facilities and Certain Self-Referrals
     Section 1877(a) of the Social Security Act sets forth the federal physician self-referral law, commonly referred to as the Stark Law, which prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity, subject to certain exceptions. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. The Stark Law applies to referrals involving the following services under the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.
     The Center for Medicare and Medicaid Services (“CMS”) issued two phases of final regulations implementing the Federal Stark Law, which became effective on January 4, 2002 and July 26, 2004, respectively. Most recently, on September 5, 2007, CMS issued the third phase of final regulations which became effective on December 4, 2007. While these regulations help clarify the requirements of the exceptions to the Federal Stark Law, it is unclear how the government will interpret the exceptions for enforcement purposes.
     Nevertheless, under these regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law. In addition, the Stark Law contains an exception covering implants, prosthetics, implanted prosthetic devices and implanted durable medical equipment provided in a surgery center setting under certain circumstances. Therefore, we believe the Stark Law does not prohibit physician ownership or investment interests in our surgery centers to which they refer patients.
     With regard to the rural hospitals and the surgical hospitals, the Stark Law regulations include exceptions for investments in rural providers and hospital ownership. We believe the investment structure of each of our rural hospitals and surgical hospitals complies with either the rural provider or hospital ownership exception.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

     The “rural provider” exception under the Stark Law reads as follows:
     “The following ownership or investment interests in the following entities do not constitute a financial relationship: (1) A rural provider, in the case of DHS furnished in a rural area by the provider. A “rural provider” is an entity that furnishes substantially all (not less than 75 percent) of the DHS that it furnishes to residents of a rural area and, for the 18-month period beginning on December 8, 2003 (or such other period as Congress may specify), is not a specialty hospital. A rural area for purposes of this paragraph (c)(1) is an area that is not an urban area as defined in Sec. 412.62(f)(1)(ii) of this chapter.”
     The “hospital ownership exception” under the Federal Stark Law reads as follows:
     “The following ownership or investment interests in the following entities do not constitute a financial relationship: A hospital that is located outside of Puerto Rico, in the case of DHS furnished by such a hospital, if:
     (i) the referring physician is authorized to perform services at the hospital;
     (ii) effective for the 18-month period beginning on December 8, 2003 (or such other period as Congress may specify), the hospital is not a specialty hospital; and
     (iii) the ownership or investment interest is in the entire hospital and not merely in a distinct part or department of the hospital.”
     In 2003, Congress passed legislation modifying the hospital ownership exception to the Federal Stark Law by creating an 18-month moratorium on allowing physician ownership of new specialty hospitals. While the moratorium technically expired in 2005, the United States Department of Health and Human Services suspended the processing of new provider enrollment applications for specialty hospitals, effectively extending the moratorium. On August 28, 2006, CMS issued its final report to Congress (the “Final Report”) addressing the specialty hospital moratorium as required by the Deficit Reduction Act of 2005 (the “DRA”). In the Final Report, CMS declined to extend the suspension of processing new provider enrollment applications for specialty hospitals. CMS also declined to recommend an amendment to the whole hospital exception to exclude physician investments in specialty hospitals. Nevertheless, future regulatory changes may prohibit physicians from investing in specialty hospitals. The Stark Law defines a “specialty hospital” as a hospital that primarily or exclusively treats cardiac, orthopedic, or surgical conditions or any other specialized category of patients or cases designated by regulation. According to this definition, none of our facilities is a “specialty hospital,” and therefore, the moratorium does not apply to our facilities. There can be no assurance, however, that the government will not amend the definition of “specialty hospital” to include the any of our facilities.
     Furthermore, on July 12, 2007, CMS published proposed updates to the Medicare Physician Fee Schedule for 2008, which included a number of significant proposed revisions to the Federal Stark Law. While none of the proposed revisions are directly relevant for purposes of this disclosure, investors should be aware that CMS may propose changes to the Stark Law in the future that may significantly impact our investment structures and our relationships with referring physicians.
     We also have various compensation arrangements, including personal service arrangements and management arrangements with physicians, that we have structured to comply with applicable Stark law exceptions.
     Although we have attempted to structure all relevant financial arrangements to comply with applicable exceptions under the Stark Law, there can be no assurance that these agreements or future agreements will comply with these exceptions or that any relationship between us or our facilities and any physicians will not be reviewed and challenged by governmental enforcement authorities. An adverse determination by governmental enforcement authorities could subject us to civil liability and exclusion from participation in Medicare, Medicaid and other federal healthcare programs.
The Federal False Claims Act and Similar Federal and State Laws
     The False Claims Act (the “FCA”) prohibits any person from knowingly presenting or causing to be presented a false or fraudulent claim, record or statement to obtain payment from the government or decrease any payments owed to the government. Governmental enforcement agencies or courts may impose fines up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.
     Criminal false claims provisions apply to (1) false claims or statements made knowingly or willfully to obtain benefits under Medicare or Medicaid or feign compliance with certification requirements, or (2) failure to refund, knowingly and with fraudulent intent, Medicare and Medicaid funds not properly paid. Governmental enforcement agencies or courts may impose up to five years in prison, $25,000 in fines for each offense, or both.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

     FCA claims may be brought by governmental enforcement authorities or by individuals on the government’s behalf under the FCA’s qui tam, or “whistleblower”, provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant defrauded the federal government. Additionally, HIPAA established (1) civil liability for upcoding and billing medically unnecessary items and services, and (2) federal criminal sanctions for healthcare fraud against a private, nongovernmental healthcare benefit program. Although we have implemented policies and procedures to avoid violations of these laws, there can be no assurance that the conduct will not be reviewed and challenged by whistleblowers or governmental enforcement authorities. Any adverse determination could subject the Company to criminal and civil liability.
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
     From time to time, the OIG and the United States Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.
Privacy Requirements and Administrative Simplification
     Federal and state governmental enforcement authorities extensively regulate the confidentiality of patient health information. HIPAA privacy regulations regulate the use and disclosure of patient health information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. HIPAA security regulations require healthcare providers to implement administrative, physical, and technical safeguards to protect the security of patient health information that is maintained or transmitted electronically. Further, as required by HIPAA, DHHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically.
     The penalty for failure to comply with HIPAA privacy and security standards is a fine of up to $100 for each violation, with a maximum penalty of $25,000 imposed for all violations of an identical requirement during a calendar year. Additionally, any person or entity who violates HIPAA privacy or security regulations may be fined up to $250,000, imprisoned for not more than 10 years or both. We believe we comply in all material respects with all applicable federal and state laws, rules and regulations governing the privacy and security of patient health information. Because of the complexity of these regulations, however, there can be no assurance that our privacy and security practices will not be reviewed and found not to be in compliance with these standards. An adverse determination by governmental enforcement authorities could materially and adversely affect our business.
     In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the HIPAA privacy and security regulations. These statutes vary by state and could impose additional penalties.
COMPETITORS
     In our current markets, we compete with other providers, including major acute care, surgical, specialty and rural hospitals and other surgery centers. We compete with other providers for patients, physicians and for contracts with insurers or managed care payors. There are several publicly-held companies, or divisions of large publicly-held companies, that acquire and develop freestanding multi-specialty surgery centers. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and private surgical, rural and specialty hospitals are price, experience, reputation and access to capital. The principal competitive factors that affect our

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

surgery centers are location and the quality of medical care provided by our physician-partners and other physicians who use our facilities.
Item 1A. RISK FACTORS
ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OR RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT.
If we are unable to acquire and develop additional healthcare facilities on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.
     Part of our strategy to increase our revenues and earnings is through the continuing acquisition of interests in ASCs, rural hospitals, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians ASCs. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The businesses we acquire may experience losses in their early months of operation. We may not be successful in acquiring additional companies or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are unable to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.
We have incurred significant losses and may incur losses in the future, and as a result, there is substantial doubt about our ability to continue as a going concern.
     We have sustained operating losses since inception and had an accumulated deficit of approximately $68.6 million as of September 30, 2007. This deficit has been funded primarily through sales of equity and cash generated from the disposal of our interest in Vsource Asia. Our management intends to continue in the pursuit of a growth strategy defined by acquisitions. We anticipate that our operating expenses will increase in the foreseeable future as we increase our acquisition activities, and continue to develop our technology, products, and services. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our management believes that we have adequate funding from the operations of RHA and Del Mar, cash and cash equivalents, and the Notes and the Series 5-A Preferred Stock subscriptions received through January 14, 2008, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
If we incur material liabilities as a result of acquiring companies, hospitals or ambulatory surgical centers, our operating results could be adversely affected.
     Although we conduct extensive due diligence prior to the acquisition of companies, ASCs, hospitals and other healthcare businesses, and seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire companies that have material liabilities for failure to comply with healthcare laws and regulations or other past activities. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to any acquisition. If we incur these liabilities and are not adequately indemnified or insured for them, our operating results and financial condition could be adversely affected.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
If we are unable to grow revenues at our existing facilities, our operating margins and profitability could be adversely affected.
     Our growth strategy includes increasing our revenues and earnings by increasing the number of procedures at our facilities. Because we expect the amount of the payments we receive from third-party payors to remain fairly consistent, our operating margins will be adversely affected if we do not increase the revenues and procedure volume of our facilities to offset increases in our operating costs. We seek to increase procedure volume and revenues at our surgical facilities by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, improving patient flow at our centers, promoting screening programs, increasing patient and physician awareness of our facilities and achieving operating efficiencies. We can give you no assurances that we will be successful at increasing or maintaining revenues and operating margins at our facilities.
We are dependent for our success on a few key executive officers. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.
     Our success depends to a critical extent on the continued efforts and services of our chief executive officer, David Hirschhorn, and chief financial officer, Dennis Smith. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Hirschhorn and Mr. Smith have signed employment agreements with us, these agreements do not preclude either of these employees from leaving the Company nor can we assure you that the noncompetition provisions contained in their employment agreements would be enforceable in such event.
We depend on our relationships with the physicians who use our facilities. Our ability to provide medical services at our facilities would be impaired and our revenues reduced if we were unable to maintain these relationships.
     Our business depends upon the efforts and success of the physicians who provide medical and surgical services at our facilities and the strength of our relationships with these physicians. Our revenues would be reduced if we lost our relationship with one or more key physicians or group of physicians or if such physicians or groups reduce their use of our facilities. In addition, any failure of these physicians to maintain the quality of medical care provided or to otherwise adhere to professional guidelines at our surgical facilities, or any damage to the reputation of a key physician or group of physicians could damage our reputation, subject us to liability and significantly reduce our revenues.
We depend on payments from third-party payors, including government healthcare programs. If these payments are reduced, our revenue will decrease.
     We are dependent upon private and governmental third-party sources of payment for the services provided to patients in our facilities. The amount of payment a facility receives for its services may be adversely affected by market and cost factors as well as other factors over which we have no control, including Medicare and Medicaid regulations and the cost containment and utilization decisions of third-party payors. Fixed fee schedules, capitation payment arrangements, exclusion from participation in or inability to reach agreement with managed care programs or other factors affecting payments for healthcare services over which we have no control could also cause a reduction in our revenues.
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
     We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our healthcare facilities meet various licensing, certification and other requirements, including those relating to:
•	physician ownership of our facilities;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	building and safety codes;

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
•	licensure, certification and accreditation;

•	billing for services;

•	maintenance and protection of records; and

•	environmental protection.
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
     As noted above, we may use a portion of our cash resources to pursue acquisition opportunities. If we decide to seek such opportunities, our future results will be dependent on our ability to identify, attract and complete desirable acquisition opportunities, which may take considerable time. In addition, our cash position, $0.7 million at September 30, 2007, may limit the scale and therefore the number of opportunities available. Our future results will be dependent on the performance of the acquired businesses, if any. We may not be successful in identifying, attracting or acquiring desirable acquisition candidates, or in realizing profits from any acquisitions.
     With the completion of the acquisition of the San Diego ASCs, our strategy evolved during the Fiscal Year Ended January 31, 2007 from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we are actively seeking to build our portfolio of interests in healthcare services operations, including ASCs, rural hospitals, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. Our strategy is predicated on management’s belief that the provision of flexible financial solutions to ASCs, specialty hospitals and other healthcare platforms aligns our interests with those of physician-partners, providing the basis for interdependent relationships that will establish sound operating partnerships and deliver solid risk adjusted returns. Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA and the San Diego ASCs, and (ii) equity positions in a diversified portfolio of minority interests in ASCs with a history of positive cash flows. In addition, we will selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
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
We have a need for ongoing financing.
     We will need additional capital to continue to expand our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next Fiscal Year Ending September 30, 2008 and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public finances, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations. If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.
The market for our common stock may be illiquid.
     The 90-day average daily trading volume of our registered common stock on the OTC Bulletin Board as of January 14, 2008, was approximately 472 shares and we have had some days with no trading. There can be no assurance that trading volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.
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
Item 1B. UNRESOLVED STAFF COMMENTS
     None.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
Item 2. PROPERTIES
     Our executive headquarters are in leased facilities located at 149 South Barrington Avenue, Suite 808, Los Angeles, California 90049.
     Del Mar operates from leased facilities located at 12264 El Camino Real, Suite 55, San Diego, California 92130, pursuant to an agreement with a third-party lessor that expires on December 31, 2012 (the “Del Mar Lease”). Provided that Del Mar is not in default of any material provision, condition or covenant contained in the Del Mar Lease at the time of exercise of the option to renew, the Del Mar Lease will automatically extend for each of three (3) additional terms of five (5) years, on the same terms as those contained in the Del Mar Lease.
     RHA, headquartered at 3555 N.W. 58th Street, Suite 700, Oklahoma City, Oklahoma 73112, operates three hospitals and one clinic in Oklahoma. Two of the facilities are owned by RHA and located at 1002 E. Central, Anadarko, Oklahoma 73005 and 1000 S. Byrd, Tishomingo, Oklahoma 73460, respectively. The third hospital (“RHA Stroud”) operates from leased facilities located at 2308 Highway 66 West, Stroud, Oklahoma 74079, pursuant to an agreement with a third-party lessor that expires on January 1, 2009 (the “RHA Stroud Lease”). Pursuant to the RHA Stroud Lease, RHA Stroud has two seven (7) year options to extend the RHA Stroud Lease, subject to the satisfaction and fulfillment of certain conditions contained in the RHA Stroud Lease.
     The Company is subleasing office space located at 433 N. Camden, Suite 810, Beverly Hills, California 90210 from HSP, Inc. which is a related entity to SMP Investments, LLC, an affiliate of the Company.  The sub-lease is for a term of 5 years at a monthly rental of $4,800 per month, subject to adjustment downward based on other subtenants occupying space at the same location.
Item 3. LEGAL PROCEEDINGS
     On March 22, 2007, Health Inventures, LLC, a Colorado limited liability company (“HI”) filed alleged breach of contract, breach of the duty of good faith and fair dealing, and declaratory judgment claims in arbitrations against Outpatient Surgery of Del Mar, L.L.C. (“Del Mar, LLC”) and Outpatient Surgery of Point Loma, L.L.C (“Point Loma, LLC”). The Company’s direct or indirect subsidiaries are general and limited partners in and own a majority interest in each of Del Mar, LLC and Point Loma, LLC. In the arbitrations, HI asserted claims against Del Mar, LLC and Point Loma, LLC under Ambulatory Surgical Center Re-Syndication, Transition and Operations Services Agreements dated March 23, 2006 and terminated by HI effective February 5, 2007.  Del Mar, LLC and Point Loma, LLC asserted various counterclaims against HI.  Del Mar, LLC and Point Loma, LLC have now entered into a settlement agreement with HI effective as of December 31, 2007 whereby all claims of HI on one hand and each of Del Mar, LLC and Point Loma, LLC on the other hand have been settled and the arbitration  for Point Loma, LLC was dismissed on January 10, 2008, and the arbitration for Del Mar, LLC will be dismissed on February 10, 2008.
     In connection with the settlement, the Company granted a put option (the “Put Option”) to HI, which option will vest in the event that the final sale price of the  Company’s common stock, par value $0.01 per share (“Common Stock”), as reported on the OTC Bulletin Board, is less than $0.73 per share for at least ninety (90) trading days during the period from January 1, 2008 through and including June 30, 2009.  Pursuant to the terms of the Put Option, HI has the option to require the Company to purchase up to 103,594 shares of Common Stock owned by HI as of December 31, 2007 (the “HI-Owned Shares”) at a purchase price of $0.84 per share.  The Company ’s obligation to purchase the HI-Owned Shares may arise, if at all, no sooner than July 1, 2009, and no later than July 30, 2009.   The Company has reserved, in its financial statements. the costs associated with the defense of these arbitrations as well as the costs of pursuing the counterclaims of Del Mar, LLC and Point Loma, LLC against HI.  This reserve is likely to be mitigated by a purchase price adjustment for Del Mar, LLC and Point Loma, LLC from the persons who sold each of Del Mar, LLC and Point Loma, LLC to the Company.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
     The following graph reflects the cumulative stockholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period from September 30, 2002 through September 30, 2007, in comparison with the NASDAQ Market Index, our prior self-determined industry peer group index and our current self-determined industry peer group index(1). Although our common stock stopped trading on the NASDAQ National Market on December 21, 2001, and now trades on the OTC Bulletin Board, we have compared the cumulative total stockholder return of our common stock with the NASDAQ Market Index because we believe this provides shareholders with a broad index comparison. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TRI-ISTHMUS GROUP, INC.,
NASDAQ COMPOSITE INDEX AND PEER GROUP INDEX
ASSUMES $100 INVESTED ON SEPT. 30, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2007
ASSUMES $100 INVESTED ON SEPTEMBER 30, 2002

THE FISCAL YEAR ENDED	9/30/2002	9/30/2003	9/30/2004	9/30/2005	9/30/2006	9/30/2007
COMPANY/INDEX/MARKET
Tri-Isthmus Group, Inc.	$100.00	$36.36	$9.09	$16.82	$15.45	$16.36
Peer Group Index	$100.00	$95.83	$100.54	$129.44	$117.46	$78.22
Old Peer Group Index	$100.00	$103.08	$199.31	$206.91	$262.00	$271.53
NASDAQ Market Index	$100.00	$153.26	$162.48	$184.85	$195.81	$234.00

(1)	Our peer group is made up of Community Health Systems, Inc., Health Management Associates Inc. and Lifepoint Hospitals Inc.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
MARKET INFORMATION
     Our common stock is quoted on the OTC Bulletin Board under the symbol “TISG.OB”. The following table presents, for the periods indicated, the high and low bid prices per share of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The Transition Period Ended Sep. 30, 2007	High	Low
As of Sep. 30, 2007	$0.36	$0.26
As of Jul. 31, 2007	0.35	0.28
As of Apr. 30, 2007	0.40	0.26

The Fiscal Year Ended Jan. 31, 2007	High	Low
First Quarter	$0.94	$0.56
Second Quarter	0.90	0.44
Third Quarter	0.58	0.29
Fourth Quarter	0.80	0.31

The Fiscal Year Ended Jan. 31, 2006	High	Low
First Quarter	$0.20	$0.12
Second Quarter	0.38	0.10
Third Quarter	0.80	0.32
Fourth Quarter	1.05	0.30
SHAREHOLDERS
     As of January 11, 2008, there were 335 stockholders of record of our common stock.
DIVIDENDS
     We have never declared or paid cash dividends on our common stock or preferred stock. Holders of our Series 1-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Board of Directors, of $0.20 per share annually. Holders of our Series 2-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Board of Directors, in an amount equal to 8% of the price originally paid to us for each share of Series 2-A Preferred Stock $0.51 per share as of September 30, 2007, based on the original purchase price of $6.41 per share, as may be adjusted for stock splits, stock dividends, combinations and the like). Holders of our Series 5-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Board of Directors, of $40 per share annually. No dividend may be declared and paid upon shares of our common stock in any the fiscal year unless dividends on all such preferred stock have been paid or declared and set aside for payment to holders of our preferred stock for such the fiscal year. We currently intend to retain all future earnings to finance future growth and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights at	warrants and rights	column (a)) at
Plan category	Sep. 30, 2007	at Sep. 30, 2007	Sep. 30, 2007
	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)(3)(4)(5)(6)	483,750	$0.42	5,149,230
Equity compensation plans not approved by security holders(1)	27,171	$15.25	-0-
Total	510,921	$0.83	5,149,230

(1)	In July 2000, our Board of Directors approved a stock option plan (the “2000 Plan”). Our stockholders have not approved this plan. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

39,750 shares of common stock, as adjusted for our November 2002 reverse stock split (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of September 30, 2007, options to purchase an aggregate of 27,171 shares of common stock are classified as outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. We do not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered.

(2)	In 2001, at our 2001 Annual Meeting, our stockholders approved two equity compensation plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of common stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable) but in no event will the maximum number of shares of common stock which may be issued under this plan as incentive stock options exceed 20,000,000. As of September 30, 2007, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 5,632,980. The maximum number of shares of common stock that may be purchased under our ESPP is 350,000. In the Transition Period Ended September 30, 2007, the Employee Stock Purchase Plan was not offered and consequently there were no shares issued under this plan. Since its inception, a total of 22,940 shares of common stock have been purchased pursuant to the ESPP.

(3)	In August 2005, our Board of Directors approved the issuance of warrants to purchase an aggregate of 727,500 shares of our common stock at an exercise price of $0.35 per share to members of our Advisory Board, as compensation for participation on our Advisory Board. The shares underlying these warrants became fully vested in August 2007. These warrants expire on August 2, 2008. In December 2006, our stockholders approved the issuance of a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.45 per share to Steven Spector, upon his addition as an Advisory Board member. The shares underlying the warrant issued to Mr. Spector became fully vested on December 12, 2008. The warrant issued to Mr. Spector expires on December 12, 2008. On September 11, 2007, our Board of Directors approved the issuance of warrants to purchase 350,000 shares of our common stock at an exercise price of $0.45 per share to six new members of our Advisory Board. The shares underlying these warrants become fully vested in September 11, 2009. These warrants expire on September 11, 2009.

(4)	On November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share to two independent directors. The shares underlying these options vest in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005.

(5)	On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share to Dennis M. Smith, in his capacity as a director and consultant of the Company. The shares underlying the option granted to Mr. Smith vest in quarterly increments over three years, beginning on the effective issuance date of December 12, 2006.

(6)	On December 12, 2006, our Board of Directors approved the issuance of warrants J. Michael Issa to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $0.45 per share for services provided. These warrants vested immediately on the effective issuance date of December 12, 2006 and expire on December 12, 2008.
SALES OF UNREGISTERED SECURITIES
        On March 20, 2007, we issued 103,594 shares of Common Stock to a vendor in exchange for services rendered. Such vendor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
        On July 16, 2007, we issued a warrant to purchase 50,000 shares of common stock, exercisable for five years at an exercise price of $0.45, in exchange for services rendered. This investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
        During the Transition Period Ended September 30, 2007, we received an aggregate of $925,000 in exchange for the issuance of 925 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 555,000 shares of common stock, pursuant to a

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
Series 5-A Preferred Stock and Warrant Purchase Agreement to various investors through private placements. Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
     AS NOTED ABOVE, IN THE FISCAL YEAR ENDED JANUARY 31, 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN VSOURCE ASIA, WHICH REPRESENTED 96% AND 100% OF OUR REVENUES IN THE FISCAL YEAR ENDED JANUARY 31, 2005 AND THE FISCAL YEAR ENDED JANUARY 31, 2004, RESPECTIVELY. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.

	Transition Period
	Ended	Fiscal Year Ended
	Sep. 30	Jan. 31,
	2007	2007	2006	2005	2004	2003
		(in thousands, except per share amounts)
Revenue	$2,452	$702	$—	$254
Operating expenses	4,444	2,453	2,175	2,503	5,394	4,522
Net income/(loss) before minority interest	(1,990)	(1,748)	(2,170)	(2,252)	(5,362)	(13,599)
Minority interest	93	168	—	—	—	—
Net profit/(loss) per share available to common shareholders	(1,897)	(1,580)	(2,170)	(2,252)	(5,362)	(13,599)
- Basic	$(0.50)	$(0.43)	$(0.91)	$9.77	$(9.01)	$(4.08)
- Diluted	N/A	N/A	N/A	$9.53	N/A	N/A
Cash and cash equivalents	733	286	1,289	1,064	1,452	11,152
Accounts receivables	1,418	1,403	—	—	—	—
Property and equipment, net	1,163	1,115	1	40	4,418	4,974
Goodwill	759	987	—	—	—	—
Total assets	4,504	4,571	1,579	2,714	10,834	20,137
Current liabilities	1,624	839	552	779	8,550	5,696
Long term liabilities	—	—	—	—	—	900
Minority interest	920	1,285	—	—	—	—
Non-redeemable preferred stock	191	191	191	191	4,354	5,368
Redeemable preferred stock	5,019	3,859	1,116	—	14,521	2,728
Shareholders’ equity/ (deficit)	(3,250)	(1,603)	(280)	1,744	(16,591)	5,445
The revenue and operating expenses figures exclude those relating to discontinued operations.

Item 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Form 10-K.
FORWARD LOOKING STATEMENTS
     The information set forth in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements. Please refer to “SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS” at the beginning of this Transition Report on Form 10-K for more information about forward-looking statements.
     We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
OVERVIEW
     From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with BPO solutions into and across the Asia-Pacific region. In the fourth quarter of the Fiscal Year Ended January 31, 2005, we ceased operating any active BPO business

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
that we previously conducted through Vsource Asia, and accordingly the results of the BPO-related operations have been classified as discontinued.
     On November 16, 2006, we resumed active operations, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in the San Diego ASCs, Del Mar and Point Loma. In June 2007, we consolidated the operations of the San Diego ASCs at the Del Mar facility. We expect to sell or re-organize the remaining assets and leases at Point Loma during the Fiscal Year Ended September 30, 2008.
     On October 29, 2007, we acquired 51% of the issued and outstanding membership units of RHA. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services units, all focused the delivery of healthcare services to rural communities in Oklahoma.
CHANGE IN THE FISCAL YEAR END
     In November 2007, TIGroup’s Board of Directors approved a change to the Company’s the fiscal year end from January 31 to September 30. In view of this change, this Form 10-K is a transition report, and includes financial information for the eight-month period ended September 30, 2007, and for the twelve-month periods ended January 31, 2007 and 2006. References to 2007 refer to the Transition Period unless otherwise specified. Throughout the MD&A, data for all periods except as of and for the eight months ended September 30, 2007, are derived from our audited consolidated financial statements, which appear in this report. All data as of and for the eight months ended September 30, 2007, are derived from our unaudited consolidated financial statements, which are not presented herein.
FUNDING
     We have sustained operating losses since our inception and had an accumulated deficit of approximately $68.6 million as of September 30, 2007 that has been funded primarily through preferred stock financing and cash generated from the disposal of our interest in Vsource Asia. With the acquisition of the San Diego ASCs in November 2006, we resumed active business operations.
     As of September 30, 2007 we had current liabilities of $1.6 million and current assets of $2.6 million. On October 29, 2007, we entered into promissory notes in the aggregate amount of $1.65 million (the “Notes”), of which $1.0 million was used to finance our investment in RHA. The Notes have an initial term of six months and become due and payable on April 29, 2008, unless otherwise extended at our option for an additional six month period. In addition, through January 14, 2008, we received subscriptions for an aggregate of $4.56 million to purchase shares of our Series 5-A Preferred Stock and warrants to purchase our common stock.
     Our management believes that we have adequate funding from the operations of RHA and Del Mar, cash and cash equivalents, and the Notes and the Series 5-A Preferred Stock subscriptions received in December 2007, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
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
Property and Equipment
     Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer hardware	2 to 5 years
Computer software	5 years
Office equipment, furniture and fixtures	5 years
Motor vehicle	3 years
Medical equipment	5 to 7 years
     Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007, and the Fiscal Year Ended January 31, 2006 was $76,000, $29,000 and $0, respectively.
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
Stock-Based Compensation
     Compensation cost recognized in the Transition Period Ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not vested as of January 31, 2007, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 31, 2007, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R).
     Prior to the Fiscal Year Ended January 31, 2007, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with APB 25, compensation expense was recognized for options granted that had an exercise price equal to or less than the market value of the underlying common stock on the date of grant.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of defined benefit pension plans and other postretirement benefit plans as an asset or liability on the Statement of Financial Position. Changes in the funding status of the plans must be reported as a component of comprehensive income, net of tax, in the year of the change. SFAS 158 is effective for financial statements issued for fiscal years beginning after December 15, 2006. We will not adopt SFAS 158 since we do not offer the type of pension plans that the statement governs.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not yet adopted this pronouncement nor has it determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS No. 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
RESULTS OF OPERATIONS (All amounts in thousands)

	Transition
	Period	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	Sep. 30,	Jan. 31,	Jan. 31,
	2007	2007	2006
Revenue from services	$2,452	$702	$—

Cost of revenue from services	—	—	—

Selling, general and administrative expenses	3,966	2,255	2,028
Amortization of stock-based compensation	250	198	147

Impairment Loss on Goodwill	228	—	—

Total costs and expenses	4,444	2,453	2,175

Operating loss	(1,992)	(1,751)	(2,175)

Interest income	2	3	5
Interest expense	—	—	—
Loss from operations before taxation	(1,990)	(1,748)	(2,170)

Minority interest	93	168	—

Taxation	—	—	—

Net income/(loss)	(1,897)	(1,580)	(2,170)

Net income/(loss) available to common shareholders	$(1,897)	$(1,580)	$(2,170)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS — EIGHT-MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO YEAR ENDED JANUARY 31, 2007 AND YEAR ENDED JANUARY 31, 2006.
Revenue
     Revenue of $2.5 million was generated in the Transition Period Ended September 30, 2007, derived from the delivery of services by the San Diego ASCs acquired in November 2006. This compares with revenues derived in the Fiscal Year Ended January 31, 2007 of $0.7 million, arising from approximately two month of operations for the San Diego ASCs during the period and $-0- in the Fiscal Year Ended January 31, 2006.
Cost of Revenue
     There was no cost of revenue in the periods covered by this discussion.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services, including services delivered by the San Diego ASCs.
     Selling, general and administrative expenses totaled $4.0 million in the Transition Period Ended September 30, 2007, compared with $2.3 million in the Fiscal Year Ended January 31, 2007 because of a full year of operations following the purchase of the San Diego ASCs in November 2006. Selling, general and administrative expenses were $2.0 million in the Fiscal Year Ended January 31, 2006, a period in which the Company had no active operations.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
Amortization of Stock-based Compensation
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the issuance of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $71,000, $27,000 and $0 in Transition Period Ended September 30, 2007, and the Fiscal Years Ended January 31, 2007 and January 31, 2006, respectively. Mr. Parker resigned as Co-Chief Executive Officer and Co-Chief Financial Officer in September 2007 and the number of shares held by Mr. Parker was reduced from 350,000 to 159,800.
     In August 2005, the Company issued warrants to purchase 727,500 shares of our common stock to individuals for participation on our Advisory Board. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The warrants had a calculated value of $161,001, recognized over the two-year vesting period. For the Transition Period Ended September 30, 2007 and the Fiscal Years Ended January 31, 2007 and January 31, 2006, the Company recorded charges of $27,000, $54,000 and $80,000, respectively, in respect of the amortization of these warrants.
     On November 17, 2005, our Board of Directors approved the grants to two independent directors of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share. These options vest in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005 and were issued with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk-free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223, recognized over the vesting period. For the Transition Period Ended September 30, 2007 and the Fiscal Years Ended January 31, 2007 and January 31, 2006, the amortization recognized was $18,000, $27,000 and $14,000, respectively.
     In December 2006, the Company issued a warrant to purchase 50,000 shares of our common stock to an individual for participation on our Advisory Board. The warrant was issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants had a calculated value of $20,000, recognized over the two-year vesting period. For the Transition Period Ended September 30, 2007 and the Fiscal Years Ended January 31, 2007 and January 31, 2006, the Company recorded charges of $6,000, $2,000 and $-0-, respectively in respect of the amortization of the warrant.
     On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share to Dennis M. Smith. The shares underlying this option vest in quarterly increments over three years. The option was granted with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.42. The option had a calculated value of $47,162, recognized over the vesting period. For the Transition Period Ended September 30, 2007 and the Fiscal Years Ended January 31, 2007 and January 31, 2006, the amortization recognized was $10,000, $3,000 and $0, respectively.
Operating Loss
     As a result of the foregoing, we had an operating loss from operations in the Transition Period Ended September 30, 2007 of $2.0 million, compared with an operating loss of $1.7 million for the Fiscal Year Ended January 31, 2007 and $2.2 million for the Fiscal Year Ended January 31, 2006.
Goodwill
     For the Fiscal Year Ended January 31, 2007, the Company tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill. The Company hired an outside appraiser to assist in the determination of any impairment in goodwill as of September 30, 2007. Based on this analysis, the Company determined that an impairment to the assigned values in the amount of $228,000 had occurred at September 30, 2007.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
Interest Income
     We had an interest income of $2,000 in the Transition Period Ended September 30, 2007, $3,000 in the Fiscal Year Ended January 31, 2007 and $5,000 in the Fiscal Year Ended January 31, 2006.
Minority Interest
     In the Transition Period Ended September 30, 2007, minority interest amounted to $93,000, comparing with $168,000 in the Fiscal Year Ended January 31, 2007, following the acquisition of the San Diego ASCs in November 2006.
Taxation
There were no taxation charges for the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007 or Fiscal Year Ended January 31, 2006. Upon adoption of FIN 48 as of February 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At September 30, 2007, there were no amount that would favorably affect the effective income tax rate in future periods after valuation allowances as in the opinion of the management, the tax loss carry-forwards are more likely than not to expire before the Company can use them. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The Company has not accrued and additional interest or penalties as a result of adoption of FIN 48.
Net Income or Loss
     As a result of the foregoing, we recorded a net loss of $1.9 million, $1.6 million and $2.2 million, in the Transition Period Ended September 30, 2007, and the Fiscal Years Ended January 31, 2007 and January 31, 2006, respectively.
Net Income or Loss Available to Common Shareholders
     Net income or loss available to common shareholders is computed from net income or loss and adding or deducting deemed non-cash dividend to preferred shareholders and credit on exchanges. We had net loss available to common shareholders of $1.9 million, or $(0.50) per basic share in the Transition Period Ended September 30, 2007, compared with $1.6 million, or $(0.43) per basic share, in the Fiscal Year Ended January 31, 2007 and a net loss of $2.2 million, or $(0.91) per basic share, in the Fiscal Year Ended January 31, 2006.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents totaled $0.7 million as of September 30, 2007, compared with $0.3 million and $1.3 million as of January 31, 2007 and January 31, 2006, respectively.
     At September 30, 2007, we had working capital of $1.0 million and a shareholders’ deficit of $3.3 million, as compared to working capital of $1.6 million and a shareholders’ deficit of $1.6 million at January 31, 2007 and working capital of $1.0 million and shareholders’ deficit of $0.3 million as of January 31, 2006.
     The changes to shareholders’ equity are primarily due to costs associated with staffing, administration and reporting during the Transition Period which were not offset by the operations of the San Diego ASCs. These costs were offset partially by new funds raised through the sale and issuance of new shares of our Series 5-A Preferred Stock. We had no long-term liabilities as of September 30, 2007, January 31, 2007 or January 31, 2006. To date, we have financed our operations primarily through sales of equity and cash generated from the disposal of our interest in Vsource Asia in the Symphony Transactions (see “Overview” above for detail).
     Net cash used in operating activities of totaled $0.6 million in the Transition Period Ended September 30, 2007, compared with $1.2 in the Fiscal Year Ended January 31, 2007 and $0.9 in the Fiscal Year Ended January 31, 2006.
     Net cash used in investing activities for the Transition Period Ended September 30, 2007 and for Fiscal Year Ended January 31, 2007 both amounted to $0.1 million. We had no cash used in investing activities in the Fiscal Year Ended January 31, 2006.
     Net cash provided by financing activities was $1.2 million in the Transition Period Ended September 30, 2007, compared with $0.3 million in the Fiscal Year Ended January 31, 2007 and $1.1 million in the Fiscal Year Ended January 31, 2006. Net cash provided by financing activities in the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2006

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
was derived from the issuance of Series 5-A Preferred Stock. Net cash provided by financing activities in the Fiscal Year Ended January 31, 2007 came from the issuance of Series 5- A Preferred Stock and other equity.
     At September 30, 2007, we had liabilities of $1.6 million and assets of $4.5 million.
OFF-BALANCE SHEET FINANCING
     We have no “off-balance sheet” financing arrangements.
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
Contractual Obligations

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	$35,000			$35,000
[Capital Lease Obligations]	-0-
[Operating Lease Obligations]	-0-
[Purchase Obligations]	NONE
[Other Long-Term Liabilities	-0-
Reflected on the Registrant’s Balance Sheet under GAAP]
Total	$35,000			$35,000
INTEREST RATE RISK
     Our exposure to market risk for changes in interest rates relates primarily to our cash on deposit with high quality financial institutions. We are exposed with respect to interest rate fluctuations in the U.S. as changes in U.S. interest rates affect the interest earned on our cash. However, changes in interest income will not have a material impact on our financial results.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
Item 8. CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Tri-Isthmus Group, Inc.
We have audited the accompanying consolidated balance sheets of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) (a Delaware corporation) as of September 30, 2007 and January 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the eight month period ended September 30, 2007 and the years ended January 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-Isthmus Group, Inc. as of September 30, 2007 and January 31, 2007 and the results of its operations and its cash flows for the eight months ended September 30, 2007, and the years ended January 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
Mendoza Berger & Company, LLP
Irvine, California
January 14, 2008

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
TRI-ISTHMUS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Sep. 30, 2007	Jan. 31, 2007
ASSETS Current assets:
Cash and cash equivalents	$733	$286
Accounts receivable, net of allowance for uncollectible accounts	1,418	1,403
Advance to affiliated entity (Note 5)	273	273
Prepaid expenses	23	51
Other current assets	135	457

Total current assets	2,582	2,470

Property and equipment, net	1,163	1,115
Goodwill (Note 6)	759	987

Total assets	$4,504	$4,572

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
TRI-ISTHMUS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Sep. 30, 2007	Jan. 31, 2007
LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable	$678	$545
Accrued expenses	792	290
Staff accruals	154	4

Total current liabilities	1,624	839

Commitments and contingencies (Note 9)	—	—
Minority interest (Note 7)	920	1,285
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 and 67,600 shares issued and outstanding as of Sep. 30, 2007 and Jan. 31, 2007, respectively) (Aggregate liquidation value is $169 as of Sep. 30, 2007 and Jan. 31, 2007)	166	166
Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as Sep. 30, 2007 and Jan. 31, 2007, respectively) (Aggregate liquidation value is $25 as of Sep. 30, 2007 and Jan. 31, 2007)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock: (Note 12)
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 2,519 and 1,842 shares issued and outstanding as of Sep. 30, 2007 and Jan. 31, 2007, respectively (Aggregate liquidation value is $2,519 and $1,842 as of Sep. 30, 2007 and Jan. 31, 2007, respectively) (Aggregate redemption value is $2,645 and $1,934 as of Sep. 30, 2007 and Jan. 31, 2007, respectively)	2,519	1,659
Series B preferred stock issued by subsidiary (note 12) ($0.01 par value, 38,250 shares authorized, 19,990 shares issued and outstanding as of Sep. 30, 2007 and Jan. 31, 2007)	2,500	2,500
Receivable from issuance of preferred stock	—	(150)

Total redeemable preferred stock	5,019	4,050

Shareholders’ equity/(deficit):
Common stock ($0.01 par value, 100,000,000 shares authorized; 3,828,739 and 3,674,029 shares issued and outstanding as of Sep. 30, 2007 and Jan. 31, 2007, respectively)	38	37
Additional paid-in-capital	65,663	65,390
Accumulated deficit	(68,591)	(66,694)
Other comprehensive income	(52)	(52)
Deferred stock based compensation	(308)	(284)

Total shareholders’ equity/(deficit)	(3,250)	(1,603)

Total liabilities, preferred stock and shareholders’ equity/(deficit)	$4,504	$4,571

The accompanying notes are an integral part of these Consolidated Financial Statements

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
TRI-ISTHMUS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Transition Period	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Revenue from services	$2,452	$702	$—
Cost and expenses:
Cost of revenue from services		—	—
Selling, general and administrative expenses	3,966	2,255	2,028

Amortization of stock-based compensation (Note 12)	250	198	147
Impairment loss on goodwill	228	—	—

Total costs and expenses	4,444	2,453	2,175

Operating loss	(1,992)	(1,751)	(2,175)
Interest income	2	3	5
Net loss from continuing operations before taxation	$(1,990)	$(1,748)	$(2,170)

Minority interest	93	168
Income tax benefit/(expense)	—	—	—

Net income/(loss)	$(1,897)	$(1,580)	$(2,170)
Net income/(loss) available to common shareholders (Note 3 )	$(1,897)	$(1,580)	$(2,170)

Net income/(loss) per common share:
Total
Basic	$(0.50)	$(0.43)	$(0.91)

Diluted	N/A	N/A	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
TRI-ISTHMUS GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except for shares data)

	Common Shares		Additional Paid-in	Deferred Stock			Other Comprehensive	Total Shareholders’
	Stock	Amount	Capital	Based Compensation	Notes Receivable	Accumulated Deficit	Income (Loss)	Deficit
Balance at Jan. 31, 2005	2,074,234	$21	$67,375	$—		$(65,600)	$(52)	$1,744

Net Loss						(2,170)		(2,170)
Comprehensive Income							2	2
Issuance of Common Stock	1,600,000	16	304	—				320
Fractional shares arising on reverse stock split	(201)
Warrants Cancelled			(2,796)			2,656		(140)
Issuance of Series 5-A Preferred Stock and warrants under private placement			137					137
Issuance of warrants			161					161
Issuance of options			82					82
Deferred stock based compensation				(416)				(416)

Balance at Jan. 31, 2006	3,674,033	$37	$65,263	$(416)		$(65,114)	$(50)	$(280)
Net Loss						(1,580)		(1,580)
Comprehensive Income							(2)	(2)
Fractional shares arising on reverse stock split	37							—
Warrants Cancelled								—
Issuance of warrants			80	(20)				60
Issuance of options			47	(47)				—
Deferred stock based compensation				198				198

Balance at Jan. 31, 2007	3,674,070	$37	$65,390	$(285)		$(66,694)	$(52)	$(1,604)

Net Loss						(1,897)		(1,897)
Comprehensive Income							—	—
Shares issued	154,669	1	34	70				105
Warrants Cancelled Issuance of warrants			194	(110)				84
Issuance of options			45	16				61
Deferred stock based compensation

Balance at Sept. 30, 2007	3,828,739	$38	$65,663	$(309)		$(68,591)	$(52)	$(3,251)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
TRI-ISTHMUS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Transition Period	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Cash flows from operating activities:
Net income/(loss)	$(1,897)	$(1,580)	$(2,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority Interest	(93)	(168)	—
Depreciation and amortization	76	29	—
Bad debt provision/(writeback)	284	—	12
(Gain)/loss on disposal of property and equipment	—	1	26
Amortization of stock-based compensation	250	198	147
Impairment loss on goodwill	228	—	—
Changes in working capital components:
Accounts receivable	(15)	101	—
Accounts payable	133	15	(106)
Others	444	204	1,168

Net cash (used in)/provided by operating activities	(590)	(1,200)	(923)
Cash flows from investing activities:
Purchase of property and equipment	(123)	—	(3)
Proceeds from sale of property and equipment	—	—	1
Proceeds from disposal of subsidiaries	—	—	24
Short term investment in CSA	—	(272)	—
Acquisition of subsidiaries, net of cash acquired	—	163	—

Net cash used in investing activities	(123)	(109)	22
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of cost	1,160	304	1,266
Warrants Cancelled		—	(140)
Net cash provided by financing activities	1,160	304	1,126
Effect of changes in foreign exchange rates	—	—	—

Net increase/(decrease) in cash and cash equivalents	447	(1,005)	225

Cash and cash equivalents at beginning of year	286	1,289	1,064

Cash and cash equivalents at end of year	$733	$286	$1,289

Supplemental cash flow information
Issuance of Series B Preferred Stock for acquisition of subsidiaries	$—	$2,500	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company
Company Background
     Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) (together with its subsidiaries, the “Company”) was originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to November 2004, the Company provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing solutions into and across the Asia-Pacific region. In a series of transactions concluded in December 2003, March 2004 and November 2004, the Company concluded a series of transactions resulting in the sale of 100% of its interests in its principal operating subsidiary, Vsource Asia Berhad (“Vsource Asia”) to Symphony House Berhad, a Malaysian company (“Symphony House”). Complete details on the transactions including reasons for approval by the Board of Directors and the special committee formed for the purposes of reviewing the transactions, can be found in the Company’s Exchange Offer and Consent Solicitation Circular, which was filed as an exhibit to the Company’s Schedule TO, filed with the SEC on October 18, 2004. This series of transactions is referred to below as the “Symphony Transactions”. Effective upon the completion of the Symphony Transactions in November 2004, 92.8% of our Series 1-A Preferred Stock, 98.8% of our Series 2-A Preferred Stock and 100% of our Series 4-A Preferred Stock were tendered to us and subsequently cancelled. As a result, 67,600 shares of Series 1-A Preferred Stock and 3,900 shares of Series 2-A Preferred Stock remain outstanding. As part of the Symphony Transactions, Symphony House also entered into an agreement (the “Symphony Purchase Agreement”) pursuant to which it agreed to purchase common stock and warrants from certain preferred stockholders. As a result of the Symphony Purchase Agreement, which was completed on November 24, 2004, Symphony House acquired 648,860 shares of the Company’s common stock and warrants to purchase 1,000,000 shares of the Company’s common stock. Upon completion of the Symphony Transactions and the Symphony Purchase Agreement, the Company’s active business process outsourcing operations ceased.
     On May 24, 2005, the Company entered into a purchase and sale of obligation agreement, dated as of May 24, 2005 (the “Sale and Purchase Agreement”), with Symphony House. On June 14, 2005, pursuant to the Sale and Purchase Agreement, the Company sold to Symphony House certain legacy inter-company obligations totaling $1.739 million due from Vsource Asia. As noted above, Vsource Asia was the Company’s former operating subsidiary became majority owned by Symphony House upon completion of the Symphony Transactions. Because of uncertainty concerning the full repayment of the $1.7 million Vsource Asia obligation, the Company made a discount of $0.8 million against the receivable and valued the receivable at $1.0 million in the financial statements as of January 31, 2005. On April 30, 2005, the Company made an additional discount of $12,000 and valued the receivable at $0.9 million. Consideration under the Sale and Purchase Agreement received by the Company on the June 14, 2005 closing consisted of a cash payment of $0.8 million and the transfer of all rights, title and interest in an exercisable warrant held by Symphony House to purchase 1,000,000 shares of the Company’s common stock at a per share exercise price of $0.01. As of the June 14, 2005 closing, the warrant was valued at $140,000, being the product of the 1,000,000 shares of common stock underlying the warrant multiplied by a per share price of $0.14 per share, which share price was based on a valuation calculated in accordance with the Black-Scholes’ model. Immediately following the closing, the Company cancelled the warrant. Common stock underlying the warrant represented approximately 29% of the Company’s outstanding common stock on a fully diluted basis, when measured at May 1, 2005. Completion of the transaction allowed the Company to convert the Vsource Asia obligation to cash and also to reduce significantly its outstanding potentially dilutive securities, and therefore, common stock on a fully diluted basis. In connection with this transaction, the Company recorded a loss of $0.8 million. The loss was offset against the discount provision recorded in the Fiscal Year Ended January 31, 2005. A copy of the Sale and Purchase Agreement was filed as Exhibit 10.1 to a Current Report on Form 8-K filed on May 27, 2005.
     On December 2, 2005, through newly created indirect subsidiaries, the Company entered into two separate purchase agreements (the “Surgical Center Acquisition Agreements”) to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient ambulatory surgical centers in San Diego, California – Point Loma Surgical Center, L.P. and Elite Surgical Centers, Del Mar L.P. The terms and conditions of the two Surgical Center Acquisition Agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of the Surgical Center Acquisition Agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions was approximately $2.6 million payable in preferred stock of two of the acquisition entities, which preferred stock will be exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the Surgical Center Acquisition Agreements. Each of the

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

Surgical Center Acquisition Agreements contains customary representations, warranties, covenants, closing conditions, mutual indemnity provisions and termination rights. These acquisitions were completed on November 16, 2006. On February 9, 2007, we converted these limited partnerships into Outpatient Surgery of Point Loma, L.L.C. (“Point Loma”) and Outpatient Surgery of Del Mar, L.L.C. (“Del Mar” and together with Point Loma, the “San Diego ASCs”), respectively. In June 2007, we consolidated the operations of the San Diego ASCs at the Del Mar facility. We expect to sell or re-organize the remaining assets and leases at Point Loma during the Fiscal Year Ending September 30, 2008.
     On December 16, 2005, at the Company’s Annual Meeting of Stockholders, the stockholders voted to amend the Company’s Certificate of Incorporation to change its legal name to “Tri-Isthmus Group, Inc.” from “Vsource, Inc.” and to reduce the number of authorized shares of common stock from 500,000,000 shares to 100,000,000 shares, as described in the Company’s Proxy Statement filed with the SEC on November 28, 2005. All of the financial statements presented reflect this change. The reduction of the number of authorized shares of common stock did not change the number of shares of common stock issued and outstanding.
     As a result of the Symphony Transactions, from November 2004 the Company no longer had an ownership interest in Vsource Asia, and therefore no longer provided business process outsourcing services. From the completion of the Symphony Transactions until the purchase of the San Diego ASCs described below in December 2006, the Company had no active operations.
     In November 2007, the Company’s Board of Directors approved a change to the Company’s fiscal year end from January 31 to September 30. In view of this change, these filing statements cover a transition period for the eight-month period ended September 30, 2007, and for the twelve-month periods ended January 31, 2007 and 2006.
Current Operations
     Following the completion of the Symphony Transactions in November 2004, the Company reduced its headcount significantly to a two person staff comprised of its Co-Chief Executive Officers. The Company became Tri-Isthmus Group, Inc. (TIGroup™) in December 2005 upon completion of re-branding.
     During the Fiscal Year Ended January 31, 2007, the Company resumed active operations following the acquisition of the two San Diego ASCs. As noted above, on December 2, 2005, through newly created indirect subsidiaries, the Company entered into the Surgical Center Acquisition Agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ASCs. These acquisitions were completed on November 16, 2006. In June 2007, the Company consolidated the operations of the San Diego ASCs at the Del Mar facility. The Company expects to sell or re-organize the remaining assets and leases at Point Loma during the Fiscal Year Ended September 30, 2008.
     On October 29, 2007, the Company acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC (“RHA”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services units, all focused the delivery of healthcare services to rural communities in Oklahoma.
     Vsource Asia, the Company’s former subsidiary, provides the Company with infrastructure management and administrative services, including accounting support, for a monthly fee of $5,000.
Strategy
     With the completion of the acquisition of the San Diego ASCs, the Company’s strategy evolved during the Fiscal Year Ended January 31, 2007 from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, the Company actively seeks to build a portfolio of interests in healthcare services operations, including ASCs, rural hospitals, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. The RHA acquisition in October 2007 is consistent with this strategy.
     The Company’s portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA and the San Diego ASCs, and (ii) equity positions in a diversified portfolio of minority interests in ASCs with a history of positive cash flows. In addition, the Company expects to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

Future Funding
     During the Fiscal Year Ended January 31, 2006 and the first ten months of the Fiscal Year Ended January 31, 2007, the Company was a “public shell” company. Its working capital needs were limited to the expenses necessary to maintain its listed status on the OTC Bulletin Board, including legal, accounting and regulatory and related filing expenses. Additionally, during this period the Company was actively seeking investment and acquisition opportunities in the healthcare, business and energy services industries, and budgeted appropriate funds for business development and prospective transaction assessment and execution. As noted above, the Company recommenced active operations with the acquisition of the San Diego ASCs in November 2006.
     The Company has sustained operating losses since inception and had an accumulated deficit of approximately $68.6 million as of September 30, 2007. This deficit has been funded primarily through preferred stock financing and cash generated from the disposal of the Company’s interest in Vsource Asia as part of the Symphony Transactions.
     At September 30, 2007 the Company had current liabilities of $1.6 million and current assets of $2.6 million. In October 2007, the Company entered into promissory notes in the aggregate amount of $1.65 million (the “Notes”), of which $1.0 million was used to finance its investment in RHA. The Notes have an initial term of six months and become due and payable on April 29, 2008, unless otherwise extended at the Company’s option for an additional six month period. In addition, through January 14, 2008, the Company received subscriptions for an aggregate of $4.56 million to purchase shares 4560 Series 5-A Preferred Stock and warrants to purchase our common stock.
     The Company believes that it has adequate funding from the operations of RHA and Del Mar, cash and cash equivalents, the Notes and the Series 5-A Preferred Stock subscriptions received January 14, 2008, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, the Company has prepared its financial statements on a going concern basis.
     The Company’s investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. The Company’s management will seek to assist it subsidiaries to expand their access to working capital as appropriate.
2. Summary of Significant Accounting Policies
Change of Financial Year End
     As noted above, in November 2007, the Company’s Board of Directors approved a change to the Company’s the fiscal year end from January 31 to September 30. In view of this change, this financial report covers a transition report, and includes financial information for the eight-month period ended September 30, 2007 (referred to herein as the “Transition Period Ended September 30, 2007”), and for the twelve-month periods ended January 31, 2007 and 2006 (referred to herein as the “Fiscal Year Ended January 31, 2007” and the “Fiscal Year Ended 2006”, respectively).
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

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
Property and Equipment
     Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer hardware	2 to 5 years
Computer software	5 years
Office equipment, furniture and fixtures	5 years
Motor vehicle	3 years
Medical equipment	5 to 7 years
     Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007 and the Fiscal Year Ended January 31, 2006 was $76,000, $29,000 and zero, respectively. The Company did not have disposal of property and equipment in the Transition Period Ended September 30, 2007. In the Fiscal Year Ended January 31, 2007, it recorded a $1,000 loss on disposal of property and equipment and a $26,000 loss for the Fiscal Year Ended January 31, 2006.
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
Revenue Recognition
     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is probable or reasonably assured. Revenue of $2.5 million was generated in the Transition Period Ended September 30, 2007 compared with revenue of $0.7 million booked in the Fiscal Year Ended January 31, 2007. All revenues were derived from the services rendered by the San Diego ASCs. No revenue was recognized during 2006.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

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
Accounting for Uncertainty in Income Taxes
     During the eight months ended September 30, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position, If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits. No benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.
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
Stock-Based Compensation
     On February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Prior to February 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (the “Purchase Plan”) in accordance with APB Opinion No. 25.
     The Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended January 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

Segment Data
     All revenue derived the Transition Period Ended September 30, 2007 is attributable to the operations of the San Diego ASCs during the eight month Transition Period. All revenue derived in the Fiscal Year Ended January 31, 2007 was attributable to the operations of the San Diego ASCs from the date of completion of the acquisitions on November 16, 2006 to the end of the fiscal year.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or underfunded status of defined benefit pension plans and other postretirement benefit plans as an asset or liability on the Statement of Financial Position. Changes in the funding status of the plans must be reported as a component of comprehensive income, net of tax, in the year of the change. SFAS 158 is effective for financial statements issued for fiscal years beginning after December 15, 2006. We will not adopt SFAS 158 since we do not offer the type of pension plans that the statement governs.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not yet adopted this pronouncement nor has it determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.
     In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS No. 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.
Fair Value of Financial Instruments
     Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

3. Net Income/(Loss) Available to Common Shareholders and Comprehensive Profit/(Loss)
     The following table is a calculation of net income or loss available to common shareholders (in thousands) and comprehensive loss:

	Transition	Fiscal Year	Fiscal Year
	Period Ended	Ended	Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Net loss available to common shareholders	$(1,897)	$(1,580)	$(2,170)

Other comprehensive (loss)/gain foreign currency translations	—	(2)	2

Comprehensive income/(Loss)	$(1,897)	$(1,582)	$(2,168)

Earnings Per Share
     The amounts in the table below are in thousands except for per share amounts.

	Transition	Fiscal Year	Fiscal Year
	Period Ended	Ended	Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Numerator for basic and diluted income/(loss) per share:
Net income/(loss)	$(1,897)	$(1,580)	$(2,170)

Denominator for basic earnings/(loss) per share – weighted average shares	3,764,522	3,673,996	2,374,993

Basic	$(0.50)	$(0.43)	$(0.91)

Diluted	N/A	N/A	N/A

     As the Company had a net loss for the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007 and the Fiscal Year Ended January 31, 2006, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive per FAS 128.
4. Consolidated Balance Sheet Details
(in thousands)

	Sep. 30, 2007	Jan. 31, 2007
Other current assets:
Deposits	$24	$81
Other receivables	111	376

Total Other Assets	135	457

Property and equipment:
Computer hardware	74	40
Office equipment, furniture and fixtures	—	49
Leasehold improvements	30	—
Medical equipment	1,164	1,144
Accumulated depreciation	(105)	(118)

Property and equipment, net	$1,163	$1,115

5. Advance to CSA II, LLC
     On April 28, 2006, the Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of the Company’s directors. Under the terms of this agreement, the Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation (“Cross Shore”), pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. On August 29, 2007, Cross Shore completed an acquisition by way of a reverse merger with Research Pharmaceutical Services, Inc. (“RPS”) and changed its name to RPS as part of the transaction. At September 30, 2007, CSA II, LLC held 167,420 common shares in RPS. In

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

addition, for consideration of $239.38, the Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, the Company received a partial repayment of this advance in the amount of $60,654 leaving a balance of approximately $272,000 at Jan. 31, 2007. On June 12, 2006, the Company was reimbursed $75,000, representing expenses associated with this advance. In October 2007, approximately $33,000 was reimbursed to the Company, leaving a balance outstanding of $239,000. Mr. Smith’s interests in RPS represent less than 2% of the issued and outstanding share capital of the Company as of the date of the completion of the reverse merger in August 2007.
6. Goodwill
     On November 16, 2006, the Company completed the acquisition of the San Diego ASCs, acquiring 51% of each of Del Mar and Point Loma through the purchase of 50.0% limited partner interests and 1.0% general partner interests. The breakdown of goodwill was calculated as follows:
(in thousands)

	Point Loma	Del Mar	Total
Cash and cash equivalents	$109	$55	$164
Accounts receivable, net	950	569	1,519
Other current assets	91	145	236
Property and equipment, net	428	768	1,144
Accounts payable	(51)	(46)	(97)

Total	1,527	1,491	3,018
Less: Minority interest – 49%	(748)	(731)	(1,479)

Share of net assets	779	731	1,539
Purchase consideration	1,250	1,250	2,500

Goodwill balance at January 31, 2007	$471	$516	$987
Impairment loss on goodwill	(228)	—	(228)

Goodwill balance at September 30, 2007	243	516	759
     For the Fiscal Year Ended January 31, 2007, the Company tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill. The Company hired an outside appraiser to assist in the determination of any impairment in goodwill as of September 30, 2007. Based on this analysis, the Company determined that an impairment to the assigned values had occurred at September 30, 2007.
7. Minority Interests
     On November 16, 2006, with the completion of the acquisition of 51.0% interests in each of the San Diego ASCs, the Company began recording minority interest. Minority interest accounts for the share of the results of the San Diego ASCs were recorded as liabilities totaling $0.9 million and $1.3 million, respectively, for the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007. The portion of net loss attributable to minority interests was approximately $93,000 and $168,000 for the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, respectively.
8. Warrants
     In 2001, warrants were issued in connection with the Company’s Series 2-A Preferred Stock and with payment of services associated with the issuance of this preferred stock. The warrants issued in relation to the Series 2-A Preferred Stock have an exercise price of $14.20 per share. The warrants issued in connection with the payment of services have exercise prices ranging from $2.00 to as high as $347.20 per share.
     In 2003, warrants to purchase shares of the Company’s common stock were issued in respect of the issuance of Series B Notes and Series B-1 Notes. As of the Fiscal Year Ended January 31, 2007 and the Fiscal Year Ended January 31, 2006, 201,874 and 13,421 remained outstanding, respectively. All of these warrants retired unexercised during the Transition Period Ended September 30, 2007.
     In July 2005, pursuant to the issuance of 1,478 shares of Series 5-A Preferred Stock, the Company issued warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors, including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. These warrants have an exercise price of $0.50 per share. 200 shares of Series 5-A Preferred Stock and warrants to purchase 90,000 shares were subsequently cancelled.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

     In August 2005, the Company issued warrants to purchase 727,500 shares of our common stock to individuals for participation on our Advisory Board. All warrants were issued with Black-Scholes assumptions of 50% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The warrants had a calculated value of $161,001, recognized over the two-year vesting period. For the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, the Company recorded charges of $27,000 and $54,000, respectively in respect of the amortization of these warrants.
     In December 2006, the Company issued warrants to purchase 50,000 shares of our common stock to an individual for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants had a calculated value of $20,000, recognized over the two-year vesting period. For the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, the Company recorded charges of $6,000 and $2,000, respectively, in respect of the amortization of these warrants.
     During the Fiscal Year Ended January 31, 2007, pursuant to the issuance of 364 shares of Series 5-A Preferred Stock, the Company issued warrants to purchase an aggregate of 218,400 shares of common stock to a group of investors including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. These warrants have an exercise price of $0.50 per share.
     During the Transition Period Ended September 30, 2007, pursuant to the issuance of 1,025 shares of Series 5-A Preferred Stock, the Company issued warrants to purchase an aggregate of 615,000 shares of common stock to a group of investors. These warrants have an exercise price of $0.50 per share.
     In September 2007, the Company issued warrants to purchase 350,000 shares of our common stock to six individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.13%, and exercise price of $0.45. The warrants had a calculated value of $13,000, recognized over the two-year vesting period.

				Weighted-Average
	Number of Shares of Common Stock			Exercise Price Per Share
	Year ended Jan. 31,			Year ended Jan. 31,
	September 30,			September 30,
	2007	2007	2006	2007	2007	2006
Warrants outstanding at beginning of the period	1,724,300	2,097,095	1,545,528	$0.43	$0.56	$2.65
Granted	1,174,400	328,400	1,614,300	$0.48	$0.48	$0.43
Exercised	—	—	—	—	—	—
Cancelled or Expired	—	(701,195)	(1,062,733)	—	$0.67	$3.41
Converted	—	—	—	—	—	—

Warrants outstanding at end of the period	2,898,700	1,724,300	2,097,095	$0.45	$0.43	$0.56

Warrants exercisable at end of the period	2,671,617	1,563,049	1,733,345	$0.45	$0.44	$0.60

9. Commitments and Contingencies
     The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through 2007. Certain of these leases contain renewal options. Rent expense was $0 in the Transition Period Ended September 30, 2007, $0 in the Fiscal Year Ended January 31, 2007, and $0.1 million in the Fiscal Year Ended January 31, 2006. As of January 31, 2006, the Company’s future minimum lease commitments were $35,000. For the Fiscal Year Ended January 31, 2007 and the Transition Period Ended September 30, 2007, there was no existing future minimum lease commitments. The Company expects to begin leasing office space in 2008.
10. Litigation
     On March 22, 2007, Health Inventures, LLC, a Colorado limited liability company (“HI”) filed alleged breach of contract, breach of the duty of good faith and fair dealing, and declaratory judgment claims in arbitrations against Outpatient Surgery of Del Mar, L.L.C. (“Del Mar, LLC”) and Outpatient Surgery of Point Loma, L.L.C (“Point Loma, LLC”). The Company’s direct or

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

indirect subsidiaries are general and limited partners in and own a majority interest in each of Del Mar, LLC and Point Loma, LLC. In the arbitrations, HI asserted claims against Del Mar, LLC and Point Loma, LLC under Ambulatory Surgical Center Re-Syndication, Transition and Operations Services Agreements dated March 23, 2006 and terminated by HI effective February 5, 2007.  Del Mar, LLC and Point Loma, LLC asserted various counterclaims against HI.  Del Mar, LLC and Point Loma, LLC have now entered into a settlement agreement with HI effective as of December 31, 2007  whereby all claims of HI on one hand and each of Del Mar, LLC and Point Loma, LLC on the other hand have been settled and the arbitration  for Point Loma, LLC was dismissed on January 10, 2008, and the arbitration for Del Mar, LLC will be dismissed on February 10, 2008.
In connection with the settlement, the Company granted a put option (the “Put Option”) to HI, which option will vest in the event that the final sale price of the  Company’s common stock, par value $0.01 per share (“Common Stock”), as reported on the OTC Bulletin Board, is less than $0.73 per share for at least ninety (90) trading days during the period from January 1, 2008 through and including June 30, 2009.  Pursuant to the terms of the Put Option, HI has the option to require the Company to purchase up to 103,594 shares of Common Stock owned by HI as of December 31, 2007 (the “HI-Owned Shares”) at a purchase price of $0.84 per share.  The Company ’s obligation to purchase the HI-Owned Shares may arise, if at all, no sooner than July 1, 2009, and no later than July 30, 2009.   The Company has reserved, in its financial statements. the costs associated with the defense of these arbitrations as well as the costs of pursuing the counterclaims of Del Mar, LLC and Point Loma, LLC against HI.  This reserve is likely to be mitigated by a purchase price adjustment for Del Mar, LLC and Point Loma, LLC from the persons who sold each of Del Mar, LLC and Point Loma, LLC to the Company.
11. Preferred Stock
Non-Redeemable Preferred Stock
     Effective February 24, 2000, the Company authorized 5,000,000 shares of preferred stock. The preferred stock is divided into series. The Series 1-A Preferred consists of 2,802,000 shares, the Series 2-A Preferred consists of 1,672,328 shares, the Series 3-A Preferred consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, and the Series 5-A Preferred consists of 9,000 shares. Following completion of the Symphony Transactions, no Series 3-A Preferred Stock or Series 4-A Preferred Stock remained outstanding. Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 5-A Preferred Stock outstanding as of the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007 is described below.
Series 1-A Preferred Stock
     As of the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, the Company had 67,600 shares of Series 1-A Preferred Stock outstanding with an aggregate liquidation value of $169,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock. The holder of each share of Series 1-A Preferred Stock have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Preferred Stock. Holders of the Series 1-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. There are three holders of Series 1-A Preferred Stock.
Series 2-A Preferred Stock
     As of the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, the Company had 3,900 shares of Series 2-A Preferred Stock outstanding with an aggregate liquidation value of $24,999. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Preferred Stock. The holder of each share of Series 2-A Preferred Stock have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 2-A Preferred Stock. Holders of the Series 2-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 2-A Preferred Stock, these shares are subject to stated Series 2-A conversion price adjustments. There is one holder of Series 2-A Preferred Stock.
Series 5-A Preferred Stock
     In July 2005, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), pursuant to which we issued and sold 1,478 shares of a newly created class of convertible preferred stock, known Series 5-A Preferred Stock, and warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. Net proceeds from the issuance totaled $1.5 million. Of this amount 200 shares of Series 5-A Preferred Stock and 90,000 warrants were subsequently cancelled and net proceeds reduced by $0.2 million.
     During the Fiscal Year Ended January 31, 2007, we entered into Purchase Agreements, pursuant to which we issued and sold 364 shares of Series 5-A Preferred Stock, and warrants to purchase an aggregate of 218,400 shares of common stock to a group of investors including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. Net proceeds from the issuance totaled $0.4 million.
     During the Transition Period Ended September 30, 2007, we entered into additional Purchase Agreements, pursuant to which we issued and sold 1,025 shares of Series 5-A Preferred Stock, and warrants to purchase an aggregate of 615,000 shares of common stock to a group of investors. Net proceeds from the issuance totaled $1.2 million.
     Under the terms of the Purchase Agreement, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 5-A Preferred Stock shall be entitled to receive, after distribution of all amounts due to the holders of the Series 1-A Preferred Stock and Series 2-A Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. Each share of Series 5-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 5-A Preferred Stock, subject to the surrendering of the certificates of the Series 5-A Preferred Stock, shall be automatically converted into shares of common stock at the then applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of Series 5-A Preferred Stock electing to effect such conversion. The holder of each share of Series 5-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 5-A Preferred Stock. Holders of the Series 5-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. Shares of Series 5-A Preferred Stock have an initial conversion price of $0.3125 per share .
     As of September 30, 2007, there were 2,852 shares Series 5-A Preferred Stock outstanding, convertible into 9,126,400 common shares with an aggregate liquidation value of $2.9 million and an aggregate redemption value of $2.853 million. As of January 31, 2007, there were 1,842 shares Series 5-A Preferred Stock outstanding, convertible into 5,894,400 common shares with an aggregate liquidation value of $1.9 million and an aggregate redemption value of $1.934 million. There are 35 holders of Series 5-A Preferred Stock.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

Series B Preferred Stock issued by subsidiary
     As noted above, on December 2, 2005, through newly created indirect subsidiaries, the Company entered into two the Surgical Center Acquisition Agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ASCs. These acquisitions were completed on November 16, 2006.
     The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions was $2.6 million payable in preferred stock issued by the two acquisition entities, which preferred stock is further exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements. This preferred stock is exchangeable into shares of the Company’s common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009. At September 30, 2007 and January 31, 2007, the total shares of Series B Preferred Stock outstanding was 19,990 shares.
Related Party Interests in Preferred Stock
     Executive Officers and affiliates of the Company held no Series 1-A, Series 2-A, Series 3-A or Series 4-A Preferred Stock as of September 30, 2007 or January 31, 2007. They held 385 shares of Series 5-A Preferred Stock as of September 30, 2007 and January 31, 2007.
12. Stock Options
Stock-Based Compensation
     No new options were granted in the Transition Period Ended September 30, 2007 and options to acquire 120,000 shares of our common stock were granted in the Fiscal Year Ended January 31, 2007. The weighted average fair value of stock options granted during the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007 was $0.39 and $0.23, respectively. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Transition	Fiscal Year	Fiscal Year
	Period Ended	Ended	Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	52%	212%	99%
Risk-free rate of return	3.1%	4.5%	4.1%
Expected life (years)	3.0	3.0	3.0
Stock Option Plans
     In July 2000, the Company’s Board of Directors approved a stock option plan (the “2000 Plan”).The Company’s stockholders have not approved this plan. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750 shares of common stock, as adjusted for our November 2002 reverse stock split (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of September 30, 2007 and January 31, 2007, options to purchase an aggregate of 27,171 and 27,171 shares of common stock, respectively are outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. The Company does not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered.
     In 2001, the Company’s Board of Directors approved the 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”). Stockholders at the Company’s 2001 Annual Meeting approved the 2001 Plan in November 2001. The maximum number of shares

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

of common stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable) but in no event can the maximum number of shares of common stock which may be issued under this plan as incentive stock options exceed 20,000,000. As of September 30, 2007, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 5,632,980. Options are generally granted for a term of ten years and generally vest over periods ranging from one to three years. The Company has granted various non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant.
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, who were then our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and is amortized over the three-year term of the employment agreements. Upon his resignation in September 2007, the number of shares held by Mr. Parker under the 2001 Plan was reduced to 159,800.
     On November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share to two independent directors. The shares underlying these options vest in quarterly increments over three years, beginning on the effective grant date of August 1, 2005 and were issued with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the grant was August 1, 2005. The options had a calculated value of $82,223, recognized over the vesting period. For the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, the amortization recognized was $18,000 and $27,000, respectively.
     On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share to Dennis M. Smith. The shares underlying this option vest in quarterly increments over three years, and were issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk free interest rates of 4.5%, and exercise price of $0.42. The options had a calculated value of $47,162, recognized over the vesting period. For the Transition Period Ended September 30, 2007 and the Fiscal Years Ended January 31, 2007 and January 31, 2006, the amortization recognized was $10,000, $3,000 and $0, respectively.
     On October 10, 2007, subsequent to the completion of the Transition Period Ended September 30, 2007, our Board of Directors approved the grant of an option to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 per share to Dennis M. Smith, following his appointment as our chief financial officer. The shares underlying this option vest according to the following schedule: 150,000 shares are fully vested upon the grant of the option, 150,000 shares vest on October 10, 2008 and the remaining 300,000 shares vest on October 10, 2009; provided that Mr. Smith is employed by us on the applicable vesting dates.
     The following summarizes activities under the stock option plans:

				Weighted-Average
	Number of Options			Exercise Price Per Share
	Transition	Fiscal Year	Fiscal Year	Transition	Fiscal Year	Fiscal Year
	Period Ended	Ended	Ended	Period Ended	Ended	Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Options outstanding at beginning of the period	483,750	458,517	449,067	$0.42	$1.88	$3.82
Granted
– at above fair market value	—	—	360,000	—	—	0.40
– at fair market value	—	120,000	—	—	0.42	—
– at below fair market value	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled	—	(94,767)	(350,550)	—	$8.48	$2.85
Forfeited	—	—	—	—	—	—

Options outstanding at end of the period	483,750	483,750	458,517	0.42	0.42	1.88

Options vested/exercisable at end of the period	267,083	363,750	458,517	$0.42	$0.42	$1.88

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

     The following summarizes information for stock options outstanding as of September 30, 2007:

		Weighted-average	Weighted-average remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	7.3
$0.42	120,000	$0.42	2.3
$2.00	3,750	$2.00	4.3

	483,750
     The Company received minimal tax benefits on the exercise of non-qualified stock options during 2005.
Employee Stock Purchase Plan
     In November 2001, the shareholders of the Company approved the Employee Stock Purchase Plan (the “ESPP”), which provides (after adjustment to reflect the Company’s November 20, 2002 reverse stock split) for the issuance of a maximum of 350,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to certain maximum limits, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of common stock purchased under the Purchase Plan is equal to 85% of the lower of the fair market value of the common stock on the commencement date and specified purchase date of each six-month offering period. During the fiscal year ended January 31, 2002, a total of 22,940 shares of common stock were purchased by plan participants at a purchase price of $1.48 (85% of $1.75 closing price at end of plan period). The Company has discontinued offering the ESPP and no shares have been issued subsequent to the original issuance. The Company has not recognized non-cash stock-based compensation expense related to employee purchase rights under this plan in accordance with APB Opinion No. 25.
13. 401(k) Plan
     The Company sponsors a 401(k) (“401(k) Plan”) employee savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations. The 401(k) Plan qualifies under Section 401(k) of the United States Internal Revenue Code of 1986, as amended. Participants may elect to defer 1% to 14% of their eligible compensation. During the calendar year ended December 31, 2005, the maximum contribution by each participant was subject to the federal law limitation of $14,000 ($18,000, in the case of persons over 50 years of age). For calendar 2006, the maximum contribution by each participant is subject to the federal law limitation of $15,000 ($20,000, in the case of persons over 50 years of age). A participant’s maximum deferral percentage or dollar amount may also be limited by other applicable IRS limitations. Matching contributions are made by the Company in an amount equal to 100% of the participant’s contribution up to a maximum of 4% of such participant’s annual eligible compensation, subject to certain regulatory and plan limitations. Contributions are subjected to tax only upon withdrawal from the 401(k) Plan and subject to penalties under certain circumstances. Participant contributions are 100% vested immediately and are not subject to forfeiture. The employer matching contributions are vested at 100%. Matching contributions were not material for the Fiscal Year Ended January 31, 2007 or the Transition Period Ended September 30, 2007.
14. Income Taxes
     The components of loss before income taxes are as follows:
(in thousands)

	Sep. 30, 2007	Jan. 31, 2007
Net income/(loss) subject to U.S income taxes only	$(1,846)	$(1,474)
Net loss subject to foreign income taxes only	(51)	(274)

Net income/(loss)	$(1,897)	$(1,748)

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
     The deferred tax assets and liabilities were comprised of the following (in thousands):

	Sep. 30, 2007	Jan. 31, 2007
Deferred tax assets:
- net operating loss carry forward	$15,986	$15,382

Gross deferred tax assets	15,986	15,382

Deferred tax liabilities	—	—

Net deferred tax assets	15,986	15,382
Valuation allowance	(15,986)	(15,382)

	$—-	$—

Current year taxation:
- Corporate tax – federal	—	—
- Corporate tax – foreign	—	—
Total	$—-	$—

          The valuation allowance at September 30, 2007, principally applies to state, local and foreign tax loss carry-forwards that, in the opinion of the management, are more likely than not to expire before the Company can use them.
          As of September 30, 2007, the Company had net operating loss carry-forwards of approximately $38.4 million for both U.S. federal and state tax, and $1.4 million for foreign taxes, available to offset future regular, alternative minimum and foreign taxable income, if any. Change of ownership of more than 50% occurred on June 22, 2001 and according to applicable U.S. tax laws, losses that occurred before that date are limited to $0.3 million per year for up to 20 years, totaling approximately $6.5 million. The loss carryovers will expire between 2011 and 2021. Changes in the ownership of the Company may lead to further restrictions in respect of the availability and use of these tax losses. Foreign operating loss carry-forwards are available indefinitely.
          Upon adoption of FIN 48 as of February 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At September 30, 2007, there are no amounts that would favorably affect the effective income tax rate in future periods after valuation allowances as in the opinion of the management, the tax loss carry-forwards are more likely than not to expire before the Company can use them. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The Company has not accrued and additional interest or penalties as a result of adoption of FIN 48.
     The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state or non-U.S. income tax examination by tax authorities on tax returns filed before January 31, 2004. The Company recently filed its U.S. federal returns for the years ended January 31, 2006 and 2005. No tax returns are currently under examination by any tax authorities.
15. Segment Data
     All revenue derived in the Transition Period Ended September 30, 2007 is attributable to the operations of the San Diego ASCs during the eight month Transition Period. All revenue derived in the Fiscal Year Ended January 31, 2007 was attributable to the operations of the San Diego ASCs from the date of completion of the acquisitions on November 16, 2006 to the end of the fiscal year.
16. Subsequent Events
     Option grants to Dennis M. Smith. On October 10, 2007, our Board of Directors approved the grant of an option to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 per share to Dennis M. Smith, following his appointment as our chief financial officer. The shares underlying this option vest according to the following schedule: 150,000 shares are fully vested upon the grant of the option, 150,000 shares vest on October 10, 2008 and the remaining 300,000 shares vest on October 10, 2009; provided that Mr. Smith is employed by us on the applicable vesting dates.
     Issuance of promissory notes in the aggregate principal amount of $1.65 million. On October 29, 2007, the Company entered into the following four promissory notes: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $1.0 million; (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $500,000; (iii) a convertible promissory note with Waveland Associates, LLC, a California limited liability company (“Waveland”), in the principal

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
amount of $100,000; and (iv) a convertible promissory note with Steven M. Spector (“Spector”), in the principal amount of $50,000.
     Each note has an initial term of six months and becomes due and payable on April 29, 2008 (the “Maturity Date”). On the Maturity Date, the Company will pay the unpaid principal of each note, together with accrued and unpaid interest of 16% per annum. The notes include a conversion feature allowing each holder to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of the Company’s common stock determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.35, which price is adjustable as set forth in the notes.
     The term of each note may be extended for an additional three months at the Company’s discretion. In the event the Company exercises this option, it will be required to issue warrants to the holders to purchase shares of common stock at a price of $0.50 per share for a period of three years as follows: (i) SMP – 500,000 shares; (ii) Ciabattoni – 250,000 shares; (iii) Waveland – 50,000 shares; and (iv) Spector – 25,000 shares.
     The notes to SMP and Ciabattoni include a provision granting SMP and Ciabattoni demand registration rights with respect to the resale of the shares issuable upon conversion of the notes, which vest thirty-six (36) months after the date of issuance.
     In addition to the issuance of the notes, on October 29, 2007, the Company issued two groups of warrants to the holders. The first group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,980,000 shares of the Company’s common stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The second group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,237,500 shares of the Company’s common stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance.
     Acquisition of membership interests in Rural Hospital Acquisition, LLC. On October 30, 2007, the Company acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC, an Oklahoma limited liability company (“RHA”), pursuant to a Membership Interest Purchase Agreement. The Company paid $1,000,260 in cash to RHA and issued 4,250,000 restricted shares of the Company’s common stock to Carol Schuster, the sole member of RHA prior to the acquisition, in consideration for the membership units. The Company privately placed the shares with Ms. Schuster in reliance on the exemptions from registration requirements provided by Section 4(2) and 4(6) and Rule 506 of Regulation D promulgated under the Act. In connection with the acquisition of RHA, the Company provided Valliance Bank with a limited guaranty of debt financing obtained by RHA of up to $750,000. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma.
     Settlement of arbitration matter. On March 22, 2007, Health Inventures, LLC, a Colorado limited liability company (“HI”), filed alleged breach of contract, breach of the duty of good faith and fair dealing, and declaratory judgment claims in arbitrations against the San Diego ASCs. The Company’s direct or indirect subsidiaries are general and limited partners in and own a majority interest in each of the San Diego ASCs. In the arbitrations, HI asserted claims against the San Diego ASCs under Ambulatory Surgical Center Re-Syndication, Transition and Operations Services Agreements dated March 23, 2006 and terminated by HI effective February 5, 2007.  the San Diego ASCs asserted various counterclaims against HI.  The San Diego ASCs have now entered into a settlement agreement with HI effective as of December 31, 2007  whereby all claims of HI, on one hand, and each of the San Diego ASCs, on the other hand, have been settled and the arbitrations have been dismissed.

     In connection with the settlement, the Company granted a put option (the “Put Option”) to HI, which option will vest in the event that the final sale price of the Company’s common stock, as reported on the OTC Bulletin Board, is less than $0.73 per share for at least ninety (90) trading days during the period from January 1, 2008 through and including June 30, 2009.  Pursuant to the terms of the Put Option, HI has the option to require the Company to purchase up to 103,594 shares of Common Stock owned by HI as of December 31, 2007 (the “HI-Owned Shares”) at a purchase price of $0.84 per shares.  The Company ’s obligation to purchase the HI-Owned Shares will arise, if at all, no sooner than July 1, 2009, and no later than July 30, 2009.  The Company has reserved, in its financial statements, the costs associated with the defense of these arbitrations as well as the costs of pursuing the counterclaims of the San Diego ASCs against HI.  This reserve is likely to be mitigated by a purchase price adjustment for the San Diego ASCs from the entity that sold the interests in the San Diego ASCs to the Company.
     Through January 14, 2008, the Company received subscriptions for an aggregate of $4.56 million to purchase additional shares of the Company’s Series 5-A Preferred Stock and warrants to purchase shares of the Company’s Common Stock. Each investor

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
represented to the Company, in writing, that it was an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of a date within 90 days of the filing of this Transition Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer each has concluded he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934) are not effective.
     (b) Internal Control Over Financial Reporting: We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level as of September 30, 2007.
     (c) Changes in Internal Control Over Financial Reporting: There have been no significant changes in internal control over financial reporting or in other factors that is reasonably likely to affect these controls subsequent to the date of the evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.
Item 9B. OTHER INFORMATION
     None.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth the names, ages and certain information regarding each of our current directors and executive officers. There are no family relationships among our directors or executive officers.

Name	Age	Position
David Hirschhorn	46	Chairman and Director
		Chief Executive Officer
Dennis M. Smith	56	Chief Financial Officer
		Director
Todd Parker (1)	44	Director
Robert N. Schwartz, PhD.(2)	68	Director
Richardson E. Sells(2)	61	Director

(1)	Member of the Audit Committee

(2)	Member of the Audit Committee and Compensation Committee
David Hirschhorn. Mr. Hirschhorn served on our Board of Directors and as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 through September 2007 when he was appointed as sole Chairman and Chief Executive Officer. Prior to that, Mr. Hirschhorn co-managed a private equity firm from July 2001 through July 2005. During his career, he has been CEO and chairman of a number of turnarounds and start-ups. He was a managing director at Cruttenden Roth (now Roth Capital Partners) from May 1994 to March 1997. Mr. Hirschhorn also worked for The Nikko Securities Co. International, Inc. as an investment banker in their New York office from 1991 to 1994, where as part of a team he built a new department that provided financial advice and raised capital for domestic and international clients. He began his career as a consultant for KPMG Peat Marwick and later worked as a senior consultant for Deloitte & Touche from 1997 to 2000. Mr. Hirschhorn earned a BA from the University of Michigan in Political Science.
Dennis M. Smith. In early 2000, Mr. Smith founded Vsource, the predecessor to TIGroup, and from 2000 to 2005 served at various times as chief financial officer and chief executive officer of the company. He served as senior consultant and director from July 2005 until his re-appointment as Chief Financial Officer of TIGroup in October 2007. Vsource is one of the leading business process outsourcing companies in Asia, delivering provided sophisticated BPO services to Fortune 500 and Global 500 companies for their operations in Asia-Pacific. In November 2004, Vsource Asia, the group’s principal operating subsidiary was sold to Symphony House Berhad of Malaysia in a transaction designed and executed by Mr. Smith. In early 2006, Mr. Smith founded and served as CEO of Cross-Shore Acquisition Corporation, a $112 million special purpose acquisition corporation listed on the AIM in the U.K. In August 2007, Cross Shore completed the acquisition of Research Pharmaceutical Services, Inc., a leading provider of integrated outsourcing services to major pharmaceutical companies. From 1985 to 2000, Mr. Smith served as general partner of ChinaVest (which he co-founded), one of Asia’s first private equity firms. While at ChinaVest, he played a lead role in investment origination and deal structuring for the firm, which managed five funds with total committed capital of approximately $300 million from world-class institutional investors. Prior to founding ChinaVest, Mr. Smith was with First Chicago from 1974 to 1984, with positions in Singapore (as managing director of First Chicago), Hong Kong and the Philippines. He has lived and worked in Asia from 1976 to 2005. Mr. Smith has a BA and MBA from Loyola University of Chicago.
Todd Parker. Mr. Parker served on our Board of Directors and as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 until September 2007. He continues on our board as a non-executive director. Since 2002, Mr. Parker has been a Managing Director at Hidden River LLC, a firm specializing in investments and services provided to the wireless and communications industry. Previously, Mr. Parker was the founder and CEO of HR One, a human resources solutions provider. He has held senior executive and general manager positions with AirTouch Corporation where he managed over 15 corporate transactions and joint venture formations with a total value over $6 billion and participated in over 30 acquisitions, including AirTouch’s merger with US West in a $10 billion dollar transaction. Prior to AirTouch, Mr. Parker worked for Arthur D. Little as a consultant. Mr. Parker earned a BS from Babson College in Entrepreneurial Studies and Communications.
Robert N. Schwartz, Ph.D. Dr. Schwartz has served on our Board of Directors since August 1998. Since 1979, Dr. Schwartz has been a visiting professor at U.C.L.A and, since December 2000, the owner of a scientific consulting company, Channel Islands Scientific Consulting. From 1981 to 2000, Dr. Schwartz was a Senior Research Scientist at HRL Laboratories, LLC, Malibu,

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
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
Board Meetings and Committees
     The Board of Directors held one meeting during the Transition Period Ended September 30, 2007. On seven other occasions, the Board of Directors took actions through unanimous written consents. Each director attended all meetings of the Board of Directors and the committees of the Board of Directors on which he was a member, if any, held during the Transition Period Ended September 30, 2007.
     The Audit Committee, which held one meeting during the Transition Period Ended September 30, 2007, assists the Board’s oversight of our financial statements and compliance with legal and regulatory requirements and the qualifications and performance of our independent auditor. The Audit Committee currently has three members, Dr. Schwartz, Mr. Parker and Mr. Sells. Each of Dr. Schwartz, Mr. Parker and Mr. Sells are each independent directors as defined in Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards, but none of Dr. Schwartz, Mr. Parker or Mr. Sells is considered an “audit committee financial expert” as such term is currently defined under the applicable rules and regulations of the SEC.
     Our Board of Directors has determined that we do not currently have an audit committee financial expert serving on our Audit Committee. Upon becoming an operating company in the Fiscal Year Ended January 31, 2007, we have increased our efforts to identify a person with relevant industry and financial expertise, and to attract, nominate and add such person to our Board of Directors to serve as our audit committee financial expert. We may request the assistance of one or more outside experts as needed to identify and attract such an audit committee financial expert at such time.
     In September 2007, we formed a compensation committee comprising Dr. Schwartz and Mr. Sells. The primary purpose of the Compensation Committee is to determine, or recommend to the Board of Directors for its determination, the compensation of the Company’s chief executive officer and its other executive officers to ensure that the Company’s executive officers are fairly compensated based upon their performance and contribution to the Company. In addition, the Compensation Committee will produce an annual report on executive compensation for inclusion in the Company’s proxy statement filed with the SEC, in accordance with applicable rules and regulations.
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
Compensation of Directors
     Mr. Hirschhorn and Mr. Smith are the only directors also serving as full-time employees of the Company as of September 30, 2007. They receive no additional compensation for serving as directors. Mr. Smith, while serving as a non-executive director, also served as senior consultant until his appointment as chief financial officer on September 20, 2007. On December 12, 2006, Mr. Smith was granted an option to acquire an aggregate of 120,000 shares of our common stock in respect of his service as a director

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
and senior consultant. The shares underlying the option granted to Mr. Smith vest in quarterly increments over three years, beginning on the effective issuance date of December 12, 2006. The exercise price of this option is $0.42 per share. With respect to non-employee, independent directors, our philosophy is to provide competitive compensation necessary to attract and retain qualified non-employee, independent directors.
     In addition, on November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our common stock to two independent directors. The shares underlying these options vest in quarterly increments over three years, with an effective grant date of August 1, 2005. The exercise price of these options is $0.40 per share, which was the closing price of our common stock on November 17, 2005. These options were granted with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk-free interest rates of 4.1%, and exercise price of $0.40. The effective date of the grant was August 1, 2005.
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
     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to the Transition Period Ended September 30, 2007, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the Transition Period Ended September 30, 2007, was a director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Transition Period Ended September 30, 2007:

		Number of
		Transactions Not	Known Failures
	Number of Late	Reported On a	To File a
Name	Reports	Timely Basis	Required Form
	(#)	(#)
David Hirschhorn	1	1	Form 5 due Mar. 15, 2007
Todd Parker	1	1	Form 5 due Mar. 15, 2007
Dennis M. Smith	2	2	Form 5 due Mar. 15, 2007
			Form 4 due Oct. 12, 2007
Code of Ethics
     We have not adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. We may request the assistance of one or more outside experts as needed to adopt and implement such a code of ethics at such time.
Item 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Compensation Program Objectives
     As a growing public company operating in the competitive healthcare industry, we place high value on attracting and retaining our executives since it is their talent and performance that is responsible for our success. Therefore, our compensation philosophy is to create a performance-based culture that attracts and retains a superior team. We aim to achieve this goal by designing a competitive and fiscally responsible compensation program to:
•	Attract the highest caliber of talent required for the success of our business;

•	Retain those individuals capable of achieving challenging performance standards;

•	Incent our executives to strive for superior company-wide and individual performance; and

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
•	Align management and stockholder interests over both the short and long-term.
     Our executive compensation program is designed in a manner to offer a compensation package that utilizes three key elements: (1) base salary, (2) annual cash incentives, and (3) long-term equity incentives. We believe that together these performance-based elements support the objectives of our compensation program.
•	Base Salaries. We seek to provide competitive base salaries factoring in the position, the executive’s skills and experience, the executive’s performance as well as other factors. We believe appropriate base salary levels are critical in helping us to attract and retain talented executives.

•	Annual Cash Incentives. The aim of this element of compensation is to reward individual contributions to align with our annual operating performance and to recognize the achievement of challenging performance standards.

•	Long-Term Equity Incentives. The long-term element of our compensation program consists of discretionary grants of equity awards which are reviewed annually. These are designed to align interests of management and employees with those of the Company and its stockholders by directly linking individual compensation to the Company’s long-term performance, as reflected in stock price appreciation and increased stockholder value.
     Below is a description of our executive compensation process and a detailed discussion of each of the key elements of our compensation program as they apply to the individuals named in the Summary Compensation Table set forth below (the “Executive Officers”). Because we are a growing public company, we will continue to review the overall design of our executive compensation program to ensure that it is structured to most effectively meet our compensation philosophy and objectives. We will also evaluate the program in the context of competitive market practice, as well as applicable legal and regulatory guidelines, including IRS rules governing the deductibility of compensation. This review may result in changes to the program we use today.
The Executive Compensation Process
     The Board of Directors
     We established a compensation committee in September 2007 with responsibility for determining all aspects of officer and directors compensation, going through the following process prior to determining equity compensation:
•	Reviewing and approving our compensation philosophy;

•	Determining executive compensation levels;

•	Annually reviewing and assessing performance goals and objectives for all Executive Officers, including our chief executive officer and chief financial officer; and

•	Determining short-term and long-term incentive compensation for all Executive Officers, including our chief executive officers and chief financial officer.
     Upon recommendation of the compensation committee, the Board of Directors is responsible for making all decisions with respect to the compensation of the chief executive officer and the chief financial officer. In the first quarter of each the fiscal year, the compensation committee reviews base salaries, determine payout amounts for annual cash incentives, and review long-term equity for the chief executive officer and the chief financial officer. Upon recommendation from the compensation committee, the Board of Directors reviews and establishes performance metrics for the current year’s annual incentive plan.
Outside Compensation Advice
     The compensation committee may also seek compensation advice from our Advisory Board Committee. These individuals advise the Board of Directors on compensation plan design issues, regulatory changes and best practices related to compensation.
Benchmarking Process
     When making compensation decisions, the compensation committee considers the competitive market for executives and compensation levels provided by comparable companies. Though we generally target salary levels at the median of our peer group,

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
total compensation may exceed or fall below the median for certain of our chief executive officer and chief financial officer. Since one of the objectives of our compensation program is to consistently reward and retain top performers, actual compensation will vary depending on individual and our overall performance.
Compensation of Executive Officers
     Mr. Hirschhorn joined us as Co-Chief Executive Officer and Co-Chief Financial Officer in July 2005 during a period when we were discontinuing active operations and entering a new industry. In order to attract Mr. Hirschhorn, we negotiated a compensation package with Mr. Hirschhorn that provided increasing annual salaries as we grow and other incentives that align his interests with those of our stockholders. Mr. Hirschhorn entered into an employment agreement, effective July 18, 2005, in which he would receive annual base salaries for the years ending July 18, 2006, 2007, and 2008, of $204,000, $240,000 and $360,000, respectively, and is eligible for an annual target incentive bonus of up to 300% of the applicable base salary. This bonus is payable upon achievement of certain performance targets to be set by the Board of Directors. Under his employment agreement, Mr. Hirschhorn is guaranteed annual incentive bonuses of $50,000, $75,000 and $100,000. Mr. Hirschhorn shall also be issued no less than 50,000 vested shares of our restricted common stock annually beginning with the second year of his employment agreement. At the time of his hire, Mr. Hirschhorn was also issued 1,250,000 restricted shares of our common stock. The cash components of Mr. Hirschhorn’s compensation package were intentionally set below market with performance incentives that would compensate him as we grow. Mr. Hirschhorn has not yet been provided equity grants in the form of stock options, warrants or premium-priced options. The combination of Mr. Hirschhorn’s compensation structure and the equity awards granted to him at the time of his hire created a heavy weighting on long-term incentives.
     Mr. Parker joined us as Co-Chief Executive Officer and Co-Chief Financial Officer in July 2005 during a period when we were discontinuing active operations and entering a new industry. Mr. Parker entered into an employment agreement, effective July 18, 2005, in which he receives a base salary of $96,000 per year, and is eligible for guaranteed annual bonuses in which he would receive guaranteed bonuses for the years ending July 18, 2006, 2007 and 2008 of $25,000, $50,000 and $75,000, respectively. At the time of his hire, Mr. Parker was issued 350,000 restricted shares of our common stock. Mr. Parker has not yet been provided equity grants in the form of stock options, warrants or premium-priced options. The equity awards granted to Mr. Parker at the time of his hire created a heavy weighting on long-term incentives. Mr. Parker resigned as Co-Chief Executive Officer and Co-Chief Financial Officer in September 2007 and continues to serve on the Board of Directors as a non-executive director with no salary. Upon his resignation, Mr. Parker was obligated to return 190,200 shares of our common stock pursuant to the restrictions applicable thereto.
     Mr. Smith re-joined us as Chief Financial Officer in September 2007. In order to attract Mr. Smith, we agreed to a compensation package set forth in an employment agreement, dated October 10, 2007, in which Mr. Smith receives a base salary of $275,000 per fiscal year and is eligible to receive an annual incentive bonus as determined by our Board of Directors or the Compensation Committee of the Board. Under this agreement, Mr. Smith was also granted an option to purchase 600,000 shares of our common stock at an exercise price of $0.3125 per share under our 2001 Stock Option/Stock Issuance Plan. The shares underlying this option vest according to the following schedule: 150,000 shares are fully vested upon the grant of the option, 150,000 shares vest on October 10, 2008 and the remaining 300,000 shares vest on October 10, 2009; provided that Mr. Smith is employed by us on the applicable vesting dates. Either Mr. Smith or the Company may terminate Mr. Smith’s employment under the employment agreement by giving written notice of termination to the other party. If the Company is terminating, we shall include in that notice a statement whether the termination is because of disability or for cause or without cause. In the event Mr. Smith’s employment is terminated without cause or upon death or disability, we are obligated to pay Mr. Smith certain severance payments, as set forth below in the table entitled The Transition Period Ended September 30, 2007 — Potential Payments Upon Termination or Change in Control.
     Details regarding the current compensation packages of Mr. Hirschhorn and Mr. Smith are contained in tables that follow and a description of their employment agreements are described below as well. We continue to evaluate the components and level of compensation for our executive management.
Components of the Executive Compensation Program
     Though we feel it is important to provide competitive cash compensation, we believe that a substantial portion of executive compensation should be performance-based. We believe it is essential for executives to have a meaningful equity stake linked to our long-term performance and, therefore, we have created compensation packages that aim to foster an owner-operator culture. Other than base salary, compensation of our Executive Officers and other key associates is also largely comprised of variable or “at risk” incentive pay linked to our financial and stock performance and individual contributions. Other factors we consider in

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
evaluating executive compensation include internal equity, external market and competitive information, assessment of individual performance, level of responsibility, and the overall expense of the program. In addition, we also strive to offer competitive benefits and appropriate perquisites.
Base Salary
     Base salary represents the fixed component of our Executive Officers’ compensation. Following review and recommendation of the compensation committee, the Board of Directors sets base salary levels based upon experience and skills, position, level of responsibility, the ability to replace the individual, and market practices. The compensation committee reviews base salaries of the Executive Officers annually and approves all salary increases for the Executive Officers. Increases are based on several factors, including, the compensation committee’s assessment of individual performance and contribution, promotions, level of responsibility, scope of position and competitive market data. These salaries are below the salary level normally provided to a chief executive officer and/or chief financial officer of a company of comparable size, complexity, and performance and below the median level of our peer group.
Annual Cash Incentives
     Our Executive Officers have the opportunity to earn cash incentives for meeting annual performance goals. Following review and recommendation of the compensation committee, the Board of Directors establishes financial and performance targets and opportunities linked to our overall performance.
Long-Term Equity Incentives
     Our Executive Officer compensation is heavily weighted in long-term equity as we believe superior stockholder returns are achieved through an ownership culture that encourages a focus on long-term performance by our Executive Officers. By providing our Executive Officers with an equity stake in our future, we are better able to align the interests of our Executive Officers and our stockholders. In establishing long-term equity incentive grants for our Executive Officers, the compensation committee reviews certain factors, including the outstanding equity grants held both by the individual and by our executives as a group, total compensation, performance, accumulated wealth analysis that includes projections of the potential value of vested equity (which is prepared reflecting assumptions about future stock price growth rates), the vesting dates of outstanding grants, tax and accounting costs, potential dilution and other factors.
Perquisites and Other Benefits
     We do not generally provide material perquisites that are not, in the Board of Directors’ view, integrally and directly related to the Executive Officers’ duties. Our Executive Officers also participate in other broad-based benefit programs that are generally available to our salaried employees, including health, dental and life insurance programs.
Retirement Plans
     The Board of Directors believes that an important aspect of attracting and retaining qualified individuals to serve as Executive Officers involves providing methods for those individuals to save for retirement. We currently do not have an established a retirement plan for our Executive Officers, but may create one in the future.
Benefits Upon Termination of Employment
     We have employment agreements with Messrs. Hirschhorn and Smith, our two Executive Officers. Mr. Parker resigned as Co-Chief Executive Officer and Co-Chief Financial Officer in September 2007. The agreement with Mr. Hirschhorn provides that in the event Mr. Hirschhorn is terminated without cause we are obligated to pay Mr. Hirschhorn certain lump sum payments, as set forth below in the table entitled The Transition Period Ended September 30, 2007 — Potential Payments Upon Termination or Change in Control. The agreement with Mr. Smith provides that in the event Mr. Smith’s employment is terminated without cause or upon death or disability, we are obligated to pay Mr. Smith certain severance payments, as set forth below in the table entitled The Transition Period Ended September 30, 2007 — Potential Payments Upon Termination or Change in Control.
     The Board of Directors believes that the severance provisions contained in the employment agreements are an important element in attracting and retaining Executive Officers. See “The Transition Period Ended September 30, 2007 — Potential

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
Payments Upon Termination or Change in Control” below for information with respect to potential payments and benefits under these employment agreements and our other compensation arrangements upon the termination of our Executive Officers.
Tax and Accounting Matters
     Section 162(m) of the Internal Revenue Code of 1986, enacted as part of the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the chief executive officer and the four other most highly compensated executive officers. Under Internal Revenue Service regulations, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The compensation committee does not believe that any of the executive compensation arrangements for the Transition Period Ended September 30, 2007 will result in the loss of a tax deduction pursuant to Section 162(m). The compensation committee expects to continue to monitor the application of Section 162(m) to executive compensation and will take appropriate action if it is warranted in the future.
     We operate our compensation programs with the intention of complying with Section 409A of the Code. Effective January 1, 2006, we began accounting for stock-based compensation with respect to our long-term equity incentive award programs in accordance with the requirements of SFAS 123(R).
THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 SUMMARY EXECUTIVE COMPENSATION TABLE
     The following table sets forth information concerning total compensation paid or earned during the Transition Period Ended September 30, 2007 for the persons who served during the Transition Period Ended September 30, 2007 as our co-chief executive officers and co-chief financial officers, our chief executive officer and our chief financial officer, whom we will refer to as the “executive officers.” These are our only two executive officers. As reflected in the tables below, the primary components of our compensation program are cash compensation, consisting of a mix of base salary and cash bonus compensation, and equity compensation, consisting of restricted stock grants.

						Non-	Change in
						Equity	Pension Value
						Incentive	and
Name						Plan	Nonqualified	All other
and				Stock	Option	Compen-	Deferred	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Compensation	sation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings	($)	($)
David Hirschhorn	The Transition	$183,508	-0-	$99,041 (2)	-0-	-0-	-0-	-0-	$282,549
Chief Executive	Period ended Sep.
Officer (formerly	30, 2007
Co-Chief Executive Officer and Co-Chief Financial Officer)
Todd Parker	The Transition	—	—	—	—	—	—	—	— (3)
Co-Chief	Period ended Sep.
Executive Officer	30, 2007
and Co-Chief Financial Officer (resigned Sep. 2007)
Dennis M. Smith	The Transition	$200,000 (4)	—	—	-0-	—	—	—	$200,000
Chief Financial	Period ended Sep.
Officer	30, 2007

(1)	Mr. Hirschhorn was entitled to a guaranteed bonus payment in the amount of $56,250 during the Transition Period Ended September 30, 2007. He did not receive this bonus during the Transition Period Ended September 30, 2007, but the Company has reserved this bonus amount in its financial statements.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

(2)	Pursuant to his employment agreement, Mr. Hirschhorn was granted 1,250,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer. During the Transition Period Ended September 30, 2007, 275,114 of these shares accrued and have been recognized for financial statement reporting purposes.

(3)	Mr. Parker did not earn or receive any compensation during the Transition Period Ended September 30, 2007.

(4)	Mr. Smith earned $200,000 in consulting fees in respect of consulting services he provided to the Company during the Transition Period Ended September 30, 2007 prior to becoming our Chief Financial Officer. Of this $200,000, $125,000 was paid to Mr. Smith during the Transition Period Ended September 30, 2007.
EMPLOYMENT AGREEMENTS
     We have entered into employment agreements with each of Messrs. Hirschhorn and Smith. Our employment agreement with Mr. Parker terminated with his resignation in September 2007. These shares have not yet been issued.
     Mr. Hirschhorn is party to an employment agreement with one of our subsidiaries, dated as of July 18, 2005, and approved by our Board of Directors on August 18, 2005. Under this agreement, effective July 18, 2005, Mr. Hirschhorn receives annual base salaries for the years ending July 18, 2006, 2007, and 2008, of $204,000, $240,000 and $360,000, and is eligible for an annual target incentive bonus of up to 300% of the applicable base salary. This bonus is payable upon achievement of certain performance targets to be set by the Board of Directors. Under his employment agreement, Mr. Hirschhorn is guaranteed annual incentive bonuses of $50,000, $75,000 and $100,000. Mr. Hirschhorn received a sign-on grant of 1,250,000 restricted shares of our common stock and a sign-on bonus of $7,500. These shares vest over a three year period. We may immediately terminate Mr. Hirschhorn’s employment agreement with cause upon the happening of certain specified events. Our Board of Directors may, at its discretion, terminate Mr. Hirschhorn’s employment upon written notice without cause; provided, however, in the event Mr. Hirschhorn is terminated without cause we are obligated to pay Mr. Hirschhorn certain lump sum payments, as set forth below in the table entitled The Transition Period Ended September 30, 2007 — Potential Payments Upon Termination or Change in Control. Mr. Hirschhorn may terminate his employment agreement upon at least sixty days written notice to us.
     Mr. Smith is party to an employment agreement with us, dated October 10, 2007 and approved by the Compensation Committee of our Board of Directors on October 10, 2007. Under this agreement, Mr. Smith receives a base salary of $275,000 per fiscal year and is eligible to receive an annual incentive bonus as determined by our Board of Directors or the Compensation Committee of the Board. Under this agreement, Mr. Smith was also granted an option to acquire 600,000 shares of our common stock at an exercise price of $0.3125 per share under our 2001 Stock Option/Stock Issuance Plan. The shares underlying this option vest according to the following schedule: 150,000 shares are fully vested upon the grant of the option, 150,000 shares vest on October 10, 2008 and the remaining 300,000 shares vest on October 10, 2009; provided that Mr. Smith is employed by us on the applicable vesting dates. Either Mr. Smith or the Company may terminate Mr. Smith’s employment under the employment agreement by giving written notice of termination to the other party. If the Company is terminating, we shall include in that notice a statement whether the termination is because of disability or for cause or without cause. In the event Mr. Smith’s employment is terminated without cause or upon death or disability, we are obligated to pay Mr. Smith certain severance payments, as set forth below in the table entitled The Transition Period Ended September 30, 2007 — Potential Payments Upon Termination or Change in Control.
THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 — GRANTS OF PLAN-BASED AWARDS
     There were no grants of plan-based awards to any of our Executive Officers during the Transition Period Ended September 30, 2007.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
OUTSTANDING EQUITY AWARDS AT THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007
     The following table summarizes information with respect to our outstanding equity awards held by the Executive Officers at September 30, 2007.

	Option Awards					Stock Awards
								Equity	Equity
								Incentive Plan	Incentive Plan
			Equity Incentive					Awards:	Awards:
			Plan Awards:					Number of	Market or
	Number of		Number of					Unearned	Payout Value
	Securities	Number of	Securities			Number of	Market Value	Shares, Units	of Unearned
	Underlying	Securities	Underlying			Shares or	of Shares or	or Other	Shares, Units
	Unexercised	Underlying	Unexercised	Option		Units of Stock	Units of Stock	Rights That	or Other Rights
	Options	Unexercised Options	Unearned	Exercise	Option	That Have	That Have	Have Not	That Have Not
	(#)	(#)	Options	Price	Expiration	Not Vested	Not Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
David Hirschhorn Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	-0-	-0-	-0-	-0-	-0-	329,875 (1)	118,755 (2)	-0-	-0-
Todd Parker Co-Chief Executive Officer and Co-Chief Financial Officer (resigned Sep. 2007)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dennis M. Smith Chief Financial Officer	30,000 (3)		90,000 (3)

(1)	Pursuant to his employment agreement, Mr. Hirschhorn was granted 1,250,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer on July 18, 2005. During the Transition Period Ended September 30, 2007, 275,114 of these shares accrued and have been recognized for financial statement reporting purposes. As a result, Mr. Hirschhorn is vested in 920,125 shares.

(2)	This is determined by multiplying the number of shares that have not vested by the market price on September 30, 2007 of $0.36.

(3)	On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share to Mr. Smith, in his capacity as a director and consultant of the Company. The shares underlying the option granted to Mr. Smith vest in quarterly increments over three years, beginning on the effective issuance date of December 12, 2006. As of September 30, 2007, 30,000 shares underlying the option are fully vested. The remaining 90,000 shares underlying the option are unvested.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
OPTION EXERCISES AND STOCK VESTED DURING THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007
     No options were exercised by our Executives Officers during the Transition Period Ended September 30, 2007. The following table summarizes information with respect to stock awards that vested during Transition Period Ended September 30, 2007.

	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
David Hirschhorn Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	—	—	275,114 (1)	99,041
Todd Parker Co-Chief Executive Officer and Co-Chief Financial Officer (resigned Sep. 2007)	— (2)	—	— (2)	—
Dennis M. Smith Chief Financial Officer	—	—	-0-	-0-

(1)	Pursuant to his employment agreement, Mr. Hirschhorn was granted 1,250,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer on July 18, 2005. During the Transition Period Ended September 30, 2007, 275,114 of these shares accrued and have been recognized for financial statement reporting purposes. As a result, Mr. Hirschhorn is vested in 920,125 shares.

(2)	Mr. Parker resigned as Co-Chief Executive Officer and Co-Chief Financial Officer in September 2007. He did not acquire any shares on exercise or vesting during the Transition Period Ended September 30, 2007.
THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 NONQUALIFIED DEFERRED COMPENSATION
     No awards of non-qualified deferred compensation were made during Transition Period Ended September 30, 2007.
THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 PENSION BENEFITS
     We do not currently provide pension benefits to our Executive Officers or employees.
THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 EQUITY COMPENSATION PLAN INFORMATION
     The following table summarizes information with respect to our equity compensation plans as of September 30, 2007.

Number of
securities to be
	issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for future
	outstanding	outstanding	issuance under equity compensation plans
	options, warrants	options, warrants	(excluding securities reflected in
	and rights at	and rights at	column (a)) at
	Sep. 30, 2007	Sep. 30, 2007	Sep. 30, 2007
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,402,596	$0.42	5,149,230
Equity compensation plans not approved by security holders	27,171	$15.25	-0-
Total	1,429,767	$0.83	5,149,230
THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL
     The following tables show the estimated amount of potential payments, as well as estimated value of continuing benefits, assuming the Executive Officer’s employment terminated effective September 30, 2007 and based on compensation and benefit

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
levels in effect on September 30, 2007. Due to the numerous factors involved in estimating these amounts, the actual benefits and amounts payable can only be determined at the time of an executive’s termination from the Company.
DAVID HIRSCHHORN, CHIEF EXECUTIVE OFFICER (FORMERLY CO-CEO and CO-CFO)

Involuntary
Termination
	Voluntary	Involuntary Not		Without Cause
	Termination	For		or Termination
Benefits/Payments	(including	Cause	For Cause	for Good	Death or
Upon Termination	Retirement)	Termination	Termination	Reason	Disability
Salary	—	$720,000 (1)	—	118,755 (2)	—
Accelerated Vesting of Deferred Compensation	—	—	—	—	—
Compensation	—	—	—	—	—
Accelerated Vesting of Options	—	—	—	—	—
Continuation of Insurance Benefits	—	—	—	—	—

(1)	In the event Mr. Hirschhorn is terminated without cause after July 18, 2008 and prior to July 18, 2008, he is entitled to receive a severance payment of two times his then current annual salary, pursuant to his employment agreement.

(2)	All of Mr. Hirschhorn’s unvested shares of our restricted common stock that were granted to him pursuant to his becoming Co-Chief Executive Officer will vest upon a change of control, as that term is defined in his employment agreement. As of September 30, 2007, he owned 1,250,000 shares of our restricted common stock, of which 920,125 shares had vested.
THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 DIRECTOR COMPENSATION
     We did not compensate non-employee members of our Board of Directors during the Transition Period Ended September 30, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Common Stock
     The following table sets forth certain information, as of January 11, 2008, regarding the beneficial ownership of our common stock, including common stock issuable upon conversion of all preferred convertible securities, options, warrants and other convertible securities, by (i) all persons or entities who beneficially own 5% or more of our common stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of January 11, 2008, there were 8,177,629 shares of common stock outstanding and 32,696,687 shares of common stock on a fully as-converted basis, with each share of common stock being entitled to one vote.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

		Percent of
	Number of	Total
	Shares	Common	Percent of
	Beneficially	Stock	Total
Name of Beneficial Owner(1)	Owned	Outstanding(2)	Outstanding(3)
Greater Than 5% Beneficial Owners

SMP Investments I, LLC
c/o HSP Group, LLC
875 Prospect Street, Suite 220
La Jolla, CA 92037(4)	5,757,142	70.4%	17.60%
Carol Schuster 3555 NW 58th Street Suite 700 Oklahoma City, OK 73112	4,250,000	51.97%	12.99%
Ciabbattoni Living Trust 8/17/2000(5) 16 Lagunita Drive Laguna Beach, CA 92561	2,783,571	34.0%	8.51%
Mercantile Capital Partners I, L.P. 3201 Old Glenview Road Wilmette, Illinois 60091	48,860	7.93%	1.98%
Current Directors

David Hirschhorn (6) 149 South Barrington Avenue Suite 808 Los Angeles, CA 90049	1,725,000	21.09%	5.28%
Todd Parker (7) 149 South Barrington Avenue Suite 808 Los Angeles, CA 90049	672,800	8.22%	2.05%
Robert N. Schwartz, Ph.D (8) 6 Duquesa Dana Point, CA 92629	185,857	2.27%	*
Richardson E. Sells (9) 18 Audubon Pond Hilton Head, SC 29928	180,000	2.20%	*
Dennis M. Smith (10) 33 Gull Point Hilton Head, SC 29928	895,000	10.94%	2.74%

Current directors and executive officers as a group (5 persons) (11)	3,658,657	4.36%	11.19%

*	Less than 1%.

(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares. The number of shares shown as beneficially owned by any person or entity includes all Preferred Stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of January 11, 2008.

(2)	The percentages of beneficial ownership shown assume the exercise or conversion of all Preferred Stock, options, warrants and other securities convertible into common stock held by such person or entity currently exercisable within 60 days of January 11, 2008, but not the exercise or conversion of Preferred Stock, options, warrants and other convertible securities held by other holders of such securities.

(3)	Based on a total of 32,696,687 shares of common stock outstanding on a fully-diluted basis as of January 11, 2008, which includes shares of common stock issuable upon the conversion of our outstanding Preferred Stock and shares of common stock issuable upon the exercise of stock options and warrants that are exercisable within 60 days of January 11, 2008.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT

(4)	Consists of (a) 250 shares of Series 5-A Convertible Preferred Stock, $0.01 par value, which could be deemed to be beneficially owned by the reporting person which are convertible into 800,000 shares of Common Stock; (b) a warrant to purchase 1,200,000 shares of Common Stock at a price of $0.3125 per share which could be deemed to be beneficially owned by the reporting person; (c) warrants to purchase an aggregate of 900,000 shares of Common Stock at a price of $0.50 per share which could be deemed to be beneficially owned by the reporting person, and (d) a convertible promissory note in the principal amount of $1,000,000 which could be deemed to be beneficially owned by the reporting person convertible into 2,857,142 shares of Common Stock at a price of $0.35 per share.

(5)	Consists of (a) 100 shares of Series 5-A Convertible Preferred Stock, $0.01 par value, which could be deemed to be beneficially owned by the reporting person which are convertible into 320,000 shares of Common Stock; (b) a warrant to purchase 600,000 shares of Common Stock at a price of $0.3125 per share which could be deemed to be beneficially owned by the reporting person; (c) warrants to purchase 435,000 shares of Common Stock at a price of $0.50 per share which could be deemed to be beneficially owned by the reporting person, and (d) a convertible promissory note in the principal amount of $500,000 which could be deemed to be beneficially owned by the reporting person convertible into 1,428,571 shares of Common Stock at a price of $0.35 per share.

(6)	Consists of (a) 1,250,000 restricted shares of common stock granted in connection with Mr. Hirschhorn’s Employment Agreement, dated as of July 18, 2005; and (b) 475,000 shares beneficially owned by Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, which directly holds (i) 125 shares of Series 5-A Preferred Stock, which are convertible into 400,000 shares of common stock, and (ii) warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share, both which were issued in connection with Series 5-A Preferred Stock and Warrant Agreements, dated as of July 18, 2005 and September 18, 2006.

(7)	Consists of (a) 159,800 restricted shares of common stock granted in connection with Mr. Parker’s Employment Agreement, dated as of July 18, 2005; and (b) (i) 135 shares of Series 5-A Preferred Stock, which are convertible into 432,000 shares of common stock and (ii) warrants to purchase 81,000 shares of common stock at an exercise price of $0.50 per share, both which were issued in connection with the Series 5-A Preferred Stock and Warrant Agreements, dated as of July 18, 2005 and September 18, 2006.

(8)	Consists of (a) 982 shares directly owned by Mr. Schwartz; (b) 1,125 shares owned in a trust on behalf of Mr. Schwartz and (c) 183,750 shares of common stock issuable upon exercise of Mr. Schwartz’s stock options.

(9)	Consists of 180,000 shares of common stock issuable upon exercise of Mr. Sells’ stock options.

(10)	Consists of (a) 125 shares of Series 5-A Preferred Stock, which are convertible into 400,000 shares of common stock; (b) warrants to purchase 75,000 shares of common stock at an exercise price of $0.50 per share, both which were issued in connection with the Series 5-A Preferred Stock and Warrant Agreements, dated as of July 18, 2005 and September 18, 2006 and (c) 420,000 shares of common stock currently issuable upon exercise of Mr. Smith’s stock options.

(11)	Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting or investment powers. Also includes an aggregate of 383,750 shares of common stock issuable upon exercise of stock options.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Vsource Asia Board of Directors
     Dennis Smith, our chief financial officer, serves as a director of Vsource Asia, which is majority owned by Symphony House directly and through Asia Holding Co. Mr. Smith receives no compensation for such services. As a result of exchanging his Series 4-A Preferred Stock in the Exchange Offer, Mr. Smith also held a minority ownership interest in Asia Holding Co. following completion of the Financing. On April 5, 2006, Mr. Smith sold all of his ownership interest in Asia Holding Co.
Advisory Board
     On August 22, 2005, we announced the creation of an Advisory Board with seven initial members. In a Current Report on Form 8-K filed with the SEC on August 23, 2005, which report is incorporated herein by reference, we disclosed that we intended

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
to issue warrants to purchase up to 900,000 shares of our common stock to Advisory Board members as compensation for their service. A form of the Advisory Board warrant was filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 23, 2005. On November 9, 2005, we delivered 727,500 such warrants to our advisory board members, with an effective issuance date of August 2, 2005. All such warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The warrants are fully vested after two years. On December 12, 2006, our Board of Directors approved the issuance of a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.45 per share to Steven Spector, upon his addition as an Advisory Board member. The shares underlying the warrant issued to Mr. Spector became fully vested on December 12, 2006. The warrant issued to Mr. Spector expires on December 12, 2008. On September 11, 2007, our Board of Directors approved the issuance of warrants to purchase 350,000 shares of our common stock at an exercise price of $0.45 per share to six new members of our Advisory Board. The shares underlying these warrants become fully vested in September 11, 2009. These warrants expire on September 11, 2009.
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
Sub-Lease from HSP, Inc.
     The Company is subleasing office space located at 433 N. Camden, Suite 810, Beverly Hills, California 90210 from HSP, Inc. which is a related entity to SMP Investments, LLC, an affiliate of the Company.  The sub-lease is for a term of 5 years at a monthly rental of $4,800 per month, subject to adjustment downward based on other subtenants occupying space at the same location.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     We have engaged Mendoza Berger to audit our financial statements for the Transition Period Ended September 30, 2007. Singer Lewak Greenbaum & Goldstein LLP conducted the quarterly review of our financial statements included in our Quarterly Report on Form 10-Q for the third quarter of the Fiscal Year Ended January 31, 2006, filed with the SEC on December 20, 2005. The decision to engage Mendoza Berger as our independent auditors for Transition Period Ended September 30, 2007 has been approved by the Board of Directors and the Audit Committee.
Fees
     Aggregate fees for professional services rendered to us by Mendoza Berger and Singer Lewak Greenbaum & Goldstein LLP as of or for the Transition Period Ended September 30, 2007 and for the Fiscal Years Ended January 31, 2007 and 2006, respectively, were:

	Transition Period
	Ended	Year Ended	Year Ended
	September 30, 2007	January 31, 2007	January 31, 2006
Audit	$62	$61	$91,000
Audit Related	$—	$—	$—
Tax	$19	$—	$1,822

Total	$81	$61	$92,822

     Audit fees for the Transition Period Ended September 30, 2007 and the Fiscal Years Ended January 31, 2007 and 2006, respectively, were for professional services rendered for the audits of our consolidated financial statements and the statutory audits of certain subsidiary companies and the quarterly reviews of the financial statements included in our Forms 10-Q.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT
     Audit Related fees for the Transition Period Ended September 30, 2007 and the Fiscal Years Ended January 31, 2007 and 2006, respectively, were for accounting consultations in connection with the Exchange Offer and related transactions, capital issuances and review of responses to various SEC comment letters.
     Tax fees for the Transition Period Ended September 30, 2007 and the Fiscal Years Ended January 31, 2007 and 2006, respectively, were for services related to tax compliance and advisory services including assistance with review of tax returns, advice on goods and services taxes and duties in various jurisdictions and ad hoc corporate tax planning and advice.
     The Audit Committee has advised us that it has determined that the non-audit services rendered by our independent auditors during Transition Period Ended September 30, 2007 and the Fiscal Years Ended January 31, 2007 and 2006 are compatible with maintaining the independence of the auditors.
Audit Committee Pre-Approval Policies and Procedures
     Our Audit Committee pre-approves audit and non-audit services provided by our independent auditors at its quarterly meetings.

TRI-ISTHMUS GROUP, INC	2007 FORM 10-KT
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2007, January 31, 2007 and 2006

Consolidated Statements of Operations for the Transition Period Ended September 30, 2007 and the years ended January 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Transition Period Ended September 30, 2007 and the years ended January 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Transition Period Ended September 30, 2007 and the years January 31, 2007 and 2006

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(3)	The following documents are filed as exhibits to this Transition Report on Form 10-K (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference):

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Bylaws (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20. 2005)

4.1*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.6*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)

4.9*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

TRI-ISTHMUS GROUP, INC	2007 FORM 10-KT

4.10*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)

10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 23, 2005)

10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)

10.9*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.10*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.11*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.12*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.13*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among Tri-Isthmus Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.14*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.15*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.16*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.17*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.18*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.19*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.20*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.21*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

21.1	Subsidiaries of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

TRI-ISTHMUS GROUP, INC	2007 FORM 10-KT
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Isthmus Group, Inc.
Date: January 15, 2008	/s/ David Hirschhorn
David Hirschhorn
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date
/s/ David Hirschhorn David Hirschhorn	Chairman of the Board, Chief Executive Officer	January 15, 2008
/s/ Dennis M. Smith Dennis M. Smith	Chief Financial Officer	January 15, 2008
/s/ Todd Parker Todd Parker	Director	January 15, 2008
/s/ Robert N. Schwartz Robert N. Schwartz	Director	January 15, 2008
/s/ Richardson E. Sells Richardson E. Sells	Director	January 15, 2008

TRI-ISTHMUS GROUP, INC	2007 FORM 10-KT
EXHIBIT INDEX

Exhibit No.	Description
2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Bylaws (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20. 2005)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.6*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)

4.9*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.10*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)

10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 23, 2005)

10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)

10.9*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.10*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.11*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.12*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)

TRI-ISTHMUS GROUP, INC	2007 FORM 10-KT

10.13*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among Tri-Isthmus Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.14*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.15*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.16*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.17*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.18*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.19*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.20*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.21*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

21.1	Subsidiaries of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.