Form 10-KT/A
period 2007-09-30
TRI-ISTHMUS GROUP, INC.
filed 2008-02-11
CIK 1003226

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

FORM 10-KT/A
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
 ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on January 11, 2008 was $754,716.60, computed upon the basis of the closing price on that date.

Number of shares of common stock outstanding as of January 11, 2008	8,177,629

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-KT/A for Tri-Isthmus Group, Inc. (the “Company”) amends the Company’s annual report on Form 10-KT for the transition period ended September 30, 2007 and for the fiscal years ended January 31, 2007 and 2006 (the “Form 10-KT”) and is being filed to correct certain information and figures presented in Items 6, 7 and 8 of the Form 10-KT. In connection with this amendment, changes have been made to (i) amend Item 6 to adjust the numbers of redeemable preferred stock during the reporting period, (ii) amend Item 7 (“Recent Accounting Pronouncements”) to remove references to SFAS No. 157, issued by the FASB in September 2006, SFAS No. 158, issued by the FASB in September 2006, and SFAS No. 159, issued by the FASB in February 2007, (iii) amend Item 7 (“Operating Loss”) to decrease the operating loss for the Transition Period Ended September 30, 2007 from $2.0 million to $1.9 million and to increase the operating loss for the Fiscal Year Ended January 31, 2007 from $1.7 million to $1.8 million, (iv) amend Item 7 (“Disclosure of Contractual Obligations”) to reflect changes to the long-term debt obligations and operating lease obligations reflected on the Contractual Obligations Table, (v) amend Item 8 to correct rounding and typographical errors to the Consolidated Balance Sheets, the Consolidated Statements of Shareholders’ Equity/(Deficit) and the Consolidated Statements of Cash Flows, and (vi) amend Item 8 (“Notes to Consolidated Financial Statements”) to change figures in Notes 6, 11, and 12. The Form 10-KT is hereby amended, as described above, and for convenience of reference is restated in its entirety as set forth herein.
     Other than the changes set forth in this Form 10-KT/A, no other amendments have been made to the original Form 10-KT. This amended annual report continues to speak as of the original date of the original annual report and, unless otherwise noted, the Company has not updated the disclosure in this amended annual report to speak as of a later date.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

TRI-ISTHMUS GROUP, INC. (f/k/a VSOURCE, INC.)
FORM 10-K ANNUAL REPORT
FOR THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     As authorized by Congress, the Office of the Inspector General (“OIG”) promulgated safe harbor regulations that outline categories of activities protected from prosecution under the federal anti-kickback statute. These safe harbors cover, among other things, investment interests, personal services and management contracts and employment arrangements. Although conduct or business arrangements that do not fall within a safe harbor are not unlawful per se, noncompliant conduct or business arrangements risk increased scrutiny by governmental enforcement authorities.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     We are subject to many laws and regulations at the federal, state and local government levels in the jurisdictions in which we operate. These laws and regulations require that our healthcare facilities meet various licensing, certification and other requirements, including those relating to:
•	physician ownership of our facilities;

•	the adequacy of medical care, equipment, personnel, operating policies and procedures;

•	building and safety codes;

•	licensure, certification and accreditation;

•	billing for services;

•	maintenance and protection of records; and

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

•	environmental protection.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     In connection with the settlement, the Company granted a put option (the “Put Option”) to HI, which option will vest in the event that the final sale price of the Company’s common stock, par value $0.01 per share (“Common Stock”), as reported on the OTC Bulletin Board, is less than $0.73 per share for at least ninety (90) trading days during the period from January 1, 2008 through and including June 30, 2009. Pursuant to the terms of the Put Option, HI has the option to require the Company to purchase up to 103,594 shares of Common Stock owned by HI as of December 31, 2007 (the “HI-Owned Shares”) at a purchase price of $0.84 per share. The Company ‘s obligation to purchase the HI-Owned Shares may arise, if at all, no sooner than July 1, 2009, and no later than July 30, 2009. The Company has reserved, in its financial statements. the costs associated with the defense of these arbitrations as well as the costs of pursuing the counterclaims of Del Mar, LLC and Point Loma, LLC against HI. This reserve is likely to be mitigated by a purchase price adjustment for Del Mar, LLC and Point Loma, LLC from the persons who sold each of Del Mar, LLC and Point Loma, LLC to the Company.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

The Transition Period Ended Sep. 30, 2007	High	Low
As of Sep. 30, 2007	$0.36	$0.26
As of Jul. 31, 2007	0.35	0.28
As of Apr. 30, 2007	0.40	0.26

The Fiscal Year Ended Jan. 31, 2007	High	Low
First Quarter	$0.94	$0.56
Second Quarter	0.90	0.44
Third Quarter	0.58	0.29
Fourth Quarter	0.80	0.31

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

The Fiscal Year Ended Jan. 31, 2006	High	Low
First Quarter	$0.20	$0.12
Second Quarter	0.38	0.10
Third Quarter	0.80	0.32
Fourth Quarter	1.05	0.30
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

no shares issued under this plan. Since its inception, a total of 22,940 shares of common stock have been purchased pursuant to the ESPP.

(3)	In August 2005, our Board of Directors approved the issuance of warrants to purchase an aggregate of 727,500 shares of our common stock at an exercise price of $0.35 per share to members of our Advisory Board, as compensation for participation on our Advisory Board. The shares underlying these warrants became fully vested in August 2007. These warrants expire on August 2, 2008. In December 2006, our stockholders approved the issuance of a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.45 per share to Steven Spector, upon his addition as an Advisory Board member. The shares underlying the warrant issued to Mr. Spector became fully vested on December 12, 2008. The warrant issued to Mr. Spector expires on December 12, 2008. On September 11, 2007, our Board of Directors approved the issuance of warrants to purchase 350,000 shares of our common stock at an exercise price of $0.45 per share to six new members of our Advisory Board. The shares underlying these warrants become fully vested in September 11, 2009. These warrants expire on September 11, 2009.

(4)	On November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share to two independent directors. The shares underlying these options vest in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005.

(5)	On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share to Dennis M. Smith, in his capacity as a director and consultant of the Company. The shares underlying the option granted to Mr. Smith vest in quarterly increments over three years, beginning on the effective issuance date of December 12, 2006.

(6)	On December 12, 2006, our Board of Directors approved the issuance of warrants J. Michael Issa to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $0.45 per share for services provided. These warrants vested immediately on the effective issuance date of December 12, 2006 and expire on December 12, 2008.
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
     During the Transition Period Ended September 30, 2007, we received an aggregate of $925,000 in exchange for the issuance of 925 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 555,000 shares of common stock, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement to various investors through private placements. Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
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

	Transition
	Period
	Ended	Fiscal Year Ended
	Sep. 30	Jan. 31,
	2007	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Revenue	$2,452	$702	$—	$254
Operating expenses	4,444	2,453	2,175	2,503	5,394	4,522

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

	Transition
	Period
	Ended	Fiscal Year Ended
	Sep. 30	Jan. 31,
	2007	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Net income/(loss) before minority interest	(1,990)	(1,748)	(2,170)	(2,252)	(5,362)	(13,599)
Minority interest	93	168	—	—	—	—
Net profit/(loss) per share available to common shareholders	(1,897)	(1,580)	(2,170)	(2,252)	(5,362)	(13,599)
- Basic	$(0.50)	$(0.43)	$(0.91)	$9.77	$(9.01)	$(4.08)
- Diluted	N/A	N/A	N/A	$9.53	N/A	N/A
Cash and cash equivalents	733	286	1,289	1,064	1,452	11,152
Accounts receivables	1,418	1,403	—	—	—	—
Property and equipment, net	1,163	1,115	1	40	4,418	4,974
Goodwill	759	987	—	—	—	—
Total assets	4,504	4,571	1,579	2,714	10,834	20,137
Current liabilities	1,624	839	552	779	8,550	5,696
Long term liabilities	—	—	—	—	—	900
Minority interest	920	1,285	—	—	—	—
Non-redeemable preferred stock	191	191	191	191	4,354	5,368
Redeemable preferred stock	5,217	4,050	1,307	—	14,521	2,728
Shareholders’ equity/ (deficit)	(3,250)	(1,603)	(280)	1,744	(16,591)	5,445
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
OVERVIEW
     From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with BPO solutions into and across the Asia-Pacific region. In the fourth quarter of the Fiscal Year Ended January 31, 2005, we ceased operating any active BPO business that we previously conducted through Vsource Asia, and accordingly the results of the BPO-related operations have been classified as discontinued.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

RESULTS OF OPERATIONS (All amounts in thousands)

	Transition Period	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006

Revenue from services	$2,452	$702	$—

Cost of revenue from services	—	—	—

Selling, general and administrative expenses	3,966	2,255	2,028
Amortization of stock-based compensation	250	198	147

Impairment Loss on Goodwill	228	—	—

Total costs and expenses	4,444	2,453	2,175

Operating loss	(1,992)	(1,751)	(2,175)

Interest income	2	3	5
Interest expense	—	—	—
Loss from operations before taxation	(1,990)	(1,748)	(2,170)

Minority interest	93	168	—

Taxation	—	—	—

Net income/(loss)	(1,897)	(1,580)	(2,170)

Net income/(loss) available to common shareholders	$(1,897)	$(1,580)	$(2,170)

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
Operating Loss
     As a result of the foregoing, we had an operating loss from operations in the Transition Period Ended September 30, 2007 of $1.9 million, compared with an operating loss of $1.8 million for the Fiscal Year Ended January 31, 2007 and $2.2 million for the Fiscal Year Ended January 31, 2006.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     Net cash provided by financing activities was $1.2 million in the Transition Period Ended September 30, 2007, compared with $0.3 million in the Fiscal Year Ended January 31, 2007 and $1.1 million in the Fiscal Year Ended January 31, 2006. Net cash provided by financing activities in the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2006 was derived from the issuance of Series 5-A Preferred Stock. Net cash provided by financing activities in the Fiscal Year Ended January 31, 2007 came from the issuance of Series 5- A Preferred Stock and other equity.
     At September 30, 2007, we had liabilities of $1.6 million and assets of $4.5 million.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

OFF-BALANCE SHEET FINANCING
     We have no “off-balance sheet” financing arrangements.
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-0-	$35,000
Capital Lease Obligations	-0-
Operating Lease Obligations	$35,000
Purchase Obligations	NONE
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-0-
Total	$35,000	$35,000		$35,000
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
Mendoza Berger & Company, LLP
Irvine, California
January 14, 2008

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

TRI-ISTHMUS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Sep. 30, 2007	Jan. 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$733	$286
Accounts receivable, net of allowance for uncollectible accounts	1,418	1,403
Advance to affiliated entity (Note 5)	273	273
Prepaid expenses	23	51
Other current assets	135	457

Total current assets	2,582	2,470

Property and equipment, net	1,163	1,115
Goodwill (Note 6)	759	987

Total assets	$4,504	$4,572

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

TRI-ISTHMUS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Sep. 30, 2007	Jan. 31, 2007
LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable	$678	$545
Accrued expenses	792	290
Staff accruals	154	4

Total current liabilities	1,624	839

Commitments and contingencies (Note 9)	—	—
Minority interest (Note 7)	920	1,285
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 and 67,600 shares issued and outstanding as of Sep. 30, 2007 and Jan. 31, 2007, respectively) (Aggregate liquidation value is $169 as of Sep. 30, 2007 and Jan. 31, 2007)	166	166
Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as Sep. 30, 2007 and Jan. 31, 2007, respectively) (Aggregate liquidation value is $25 as of Sep. 30, 2007 and Jan. 31, 2007)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock: (Note 12)
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 2,519 and 1,842 shares issued and outstanding as of Sep. 30, 2007 and Jan. 31, 2007, respectively
(Aggregate liquidation value is $2,519 and $1,842 as of Sep. 30, 2007 and Jan. 31, 2007, respectively)
(Aggregate redemption value is $2,645 and $1,934 as of Sep. 30, 2007 and Jan. 31, 2007, respectively)	3,717	1,509
Series B preferred stock issued by subsidiary (note 12) ($0.01 par value, 38,250 shares authorized, 19,990 shares issued and outstanding as of Sep. 30, 2007 and Jan. 31, 2007)	2,500	2,500
Receivable from issuance of preferred stock	—	(150)

Total redeemable preferred stock	5,217	4,050

Shareholders’ equity/(deficit):
Common stock ($0.01 par value, 100,000,000 shares authorized; 3,828,739 and 3,674,029 shares issued and outstanding as of Sep. 30, 2007 and Jan. 31, 2007, respectively)	38	37
Additional paid-in-capital	65,663	65,390
Accumulated deficit	(68,591)	(66,694)
Other comprehensive income	(52)	(52)
Deferred stock based compensation	(308)	(284)

Total shareholders’ equity/(deficit)	(3,250)	(1,603)

Total liabilities, preferred stock and shareholders’ equity/(deficit)	$4,702	$4,572

The accompanying notes are an integral part of these Consolidated Financial Statements

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

TRI-ISTHMUS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Transition
	Period	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006

Revenue from services	$2,452	$702	$—
Cost and expenses:
Cost of revenue from services	—	—	—
Selling, general and administrative expenses	3,966	2,255	2,028

Amortization of stock-based compensation (Note 12)	250	198	147
Impairment loss on goodwill	228	—	—

Total costs and expenses	4,444	2,453	2,175

Operating loss	(1,992)	(1,751)	(2,175)
Interest income	2	3	5
Net loss from continuing operations before taxation	$(1,990)	$(1,748)	$(2,170)

Minority interest	93	168
Income tax benefit/(expense)	—	—	—
Net income/(loss)	$(1,897)	$(1,580)	$(2,170)

Net income/(loss) available to common shareholders (Note 3 )	$(1,897)	$(1,580)	$(2,170)

Net income/(loss) per common share:
Total
Basic	$(0.50)	$(0.43)	$(0.91)

Diluted	N/A	N/A	N/A

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

TRI-ISTHMUS GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except for shares data)

			Additional	Deferred			Other	Total
	Common Shares		Paid-in	Stock Based	Notes	Accumulated	Comprehensive	Shareholders’
	Stock	Amount	Capital	Compensation	Receivable	Deficit	Income (Loss)	Deficit
Balance at Jan. 31, 2005	2,074,234	$21	$67,375	$—		$(65,600)	$(52)	$1,744

Net Loss						(2,170)		(2,170)
Comprehensive Income							2	2
Issuance of Common Stock	1,600,000	16	304	—				320
Fractional shares arising on reverse stock split	(201)
Warrants Cancelled			(2,796)			2,656		(140)
Issuance of Series 5-A Preferred Stock and warrants under private placement			137					137
Issuance of warrants			161					161
Issuance of options			82					82
Deferred stock based compensation				(416)				(416)

Balance at Jan. 31, 2006	3,674,033	$37	$65,263	$(416)		$(65,114)	$(50)	$(280)
Net Loss						(1,580)		(1,580)
Comprehensive Income							(2)	(2)
Fractional shares arising on reverse stock split	37							—
Warrants Cancelled								—
Issuance of warrants			80	(20)				60
Issuance of options			47	(47)				—
Deferred stock based compensation				198				198

Balance at Jan. 31, 2007	3,674,070	$37	$65,390	$(285)		$(66,694)	$(52)	$(1,604)

Net Loss						(1,897)		(1,897)
Comprehensive Income							—	—
Shares issued	154,669	1	34	70				105
Warrants Cancelled
Issuance of warrants			194	(110)				84
Issuance of options			45	17				60
Deferred stock based compensation

Balance at Sept. 30, 2007	3,828,698	$38	$65,663	$(308)		$(68,591)	$(52)	$(3,250)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

TRI-ISTHMUS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Transition
	Period	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Cash flows from operating activities:
Net income/(loss)	$(1,897)	$(1,580)	$(2,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority Interest	(93)	(168)	—
Depreciation and amortization	76	29	—
Bad debt provision/(writeback)	284	—	12
(Gain)/loss on disposal of property and equipment	—	1	26
Amortization of stock-based compensation	250	198	147
Impairment loss on goodwill	228	—	—
Changes in working capital components:		—	—
Accounts receivable	(15)	101	—
Accounts payable	133	15	(106)
Others	444	(204)	1,168

Net cash (used in)/provided by operating activities	(590)	(1,200)	(923)
Cash flows from investing activities:
Purchase of property and equipment	(123)	—	(3)
Proceeds from sale of property and equipment	—	—	1
Proceeds from disposal of subsidiaries	—	—	24
Short term investment in CSA	—	(272)	—
Acquisition of subsidiaries, net of cash acquired	—	163	—

Net cash used in investing activities	(123)	(109)	22
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of cost	1,160	304	1,266
Warrants Cancelled		—	(140)

Net cash provided by financing activities	1,160	304	1,126
Effect of changes in foreign exchange rates	—	—	—

Net increase/(decrease) in cash and cash equivalents	447	(1,005)	225

Cash and cash equivalents at beginning of year	286	1,289	1,064

Cash and cash equivalents at end of year	$733	$286	$1,289

Supplemental cash flow information
Issuance of Series B Preferred Stock for acquisition of subsidiaries	$—	$2,500	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     On December 2, 2005, through newly created indirect subsidiaries, the Company entered into two separate purchase agreements (the “Surgical Center Acquisition Agreements”) to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient ambulatory surgical centers in San Diego, California — Point Loma Surgical Center, L.P. and Elite Surgical Centers, Del Mar L.P. The terms and conditions of the two Surgical Center Acquisition Agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of the Surgical Center Acquisition Agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions was approximately $2.6 million payable in preferred stock of two of the acquisition entities, which preferred stock will be exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the Surgical Center Acquisition Agreements. Each of the Surgical Center Acquisition Agreements contains customary representations, warranties, covenants, closing conditions, mutual

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     At September 30, 2007 the Company had current liabilities of $1.6 million and current assets of $2.6 million. In October 2007, the Company entered into promissory notes in the aggregate amount of $1.65 million (the “Notes”), of which $1.0 million was used to finance its investment in RHA. The Notes have an initial term of six months and become due and payable on April 29, 2008, unless otherwise extended at the Company’s option for an additional six month period. In addition, through January 14, 2008, the Company received subscriptions for an aggregate of $4.56 million to purchase 4560 shares of Series 5-A Preferred Stock and warrants to purchase our common stock.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
3. Net Income/(Loss) Available to Common Shareholders and Comprehensive Profit/(Loss)
     The following table is a calculation of net income or loss available to common shareholders (in thousands) and comprehensive loss:

	Transition	Fiscal	Fiscal
	Period Ended	Year Ended	Year Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Net loss available to common shareholders	$(1,897)	$(1,580)	$(2,170)

Other comprehensive (loss)/gain foreign currency translations	—	(2)	2

Comprehensive income/(Loss)	$(1,897)	$(1,582)	$(2,168)

Earnings Per Share
     The amounts in the table below are in thousands except for per share amounts.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

	Transition	Fiscal	Fiscal
	Period Ended	Year Ended	Year Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Numerator for basic and diluted income/(loss) per share:
Net income/(loss)	$(1,897)	$(1,580)	$(2,170)

Denominator for basic earnings/(loss) per share — weighted average shares	3,764,522	3,673,996	2,374,993

Basic	$(0.50)	$(0.43)	$(0.91)

Diluted	N/A	N/A	N/A

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
6. Goodwill
     On November 16, 2006, the Company completed the acquisition of the San Diego ASCs, acquiring 51% of each of Del Mar and Point Loma through the purchase of 50.0% limited partner interests and 1.0% general partner interests. The breakdown of goodwill was calculated as follows:

(in thousands)
	Point Loma	Del Mar	Total
Cash and cash equivalents	$109	$55	$164
Accounts receivable, net	950	569	1,519

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

(in thousands)
	Point Loma	Del Mar	Total
Other current assets	91	145	236
Property and equipment, net	428	742	1,170
Accounts payable	(51)	(46)	(97)

Total	1,527	1,465	2,992
Less: Minority interest — 49%	(748)	(731)	(1,479)

Share of net assets	779	734	1,539
Purchase consideration	1,250	1,250	2,500

Goodwill balance at January 31, 2007	$471	$516	$987
Impairment loss on goodwill	(228)	—	(228)

Goodwill balance at September 30, 2007	243	516	759
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

				Weighted-Average
	Number of Shares of Common Stock			Exercise Price Per Share
	Year ended Jan. 31,			Year ended Jan. 31,
	September 30, 2007	2007	2006	September 30, 2007	2007	2006
Warrants outstanding at beginning of the period	1,724,300	2,097,095	1,545,528	$0.43	$0.56	$2.65
Granted	1,174,400	328,400	1,614,300	$0.48	$0.48	$0.43
Exercised	—	—	—	—	—	—
Cancelled or Expired	—	(701,195)	(1,062,733)	—	$0.67	$3.41
Converted	—	—	—	—	—	—

Warrants outstanding at end of the period	2,898,700	1,724,300	2,097,095	$0.45	$0.43	$0.56

Warrants exercisable at end of the period	2,671,617	1,563,049	1,733,345	$0.45	$0.44	$0.60

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
In connection with the settlement, the Company granted a put option (the “Put Option”) to HI, which option will vest in the event that the final sale price of the Company’s common stock, par value $0.01 per share (“Common Stock”), as reported on the OTC Bulletin Board, is less than $0.73 per share for at least ninety (90) trading days during the period from January 1, 2008 through and including June 30, 2009. Pursuant to the terms of the Put Option, HI has the option to require the Company to purchase up to 103,594 shares of Common Stock owned by HI as of December 31, 2007 (the “HI-Owned Shares”) at a purchase price of $0.84 per share. The Company ‘s obligation to purchase the HI-Owned Shares may arise, if at all, no sooner than July 1, 2009, and no later than July 30, 2009. The Company has reserved, in its financial statements. the costs associated with the defense of these arbitrations as well as the costs of pursuing the counterclaims of Del Mar, LLC and Point Loma, LLC against HI. This reserve is likely to be mitigated by a purchase price adjustment for Del Mar, LLC and Point Loma, LLC from the persons who sold each of Del Mar, LLC and Point Loma, LLC to the Company.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     As of September 30, 2007, there were 2,717 shares Series 5-A Preferred Stock outstanding, convertible into 9,126,400 common shares with an aggregate liquidation value of $2.9 million and an aggregate redemption value of $2.853 million. As of January 31, 2007, there were 1,842 shares Series 5-A Preferred Stock outstanding, convertible into 5,894,400 common shares with an aggregate liquidation value of $1.9 million and an aggregate redemption value of $1.934 million. There are 35 holders of Series 5-A Preferred Stock.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

	Transition	Fiscal	Fiscal
	Period Ended	Year Ended	Year Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	52%	212%	99%
Risk-free rate of return	3.1%	4.5%	4.1%
Expected life (years)	3.0	3.0	3.0
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     The following summarizes activities under the stock option plans:

				Weighted-Average
	Number of Options			Exercise Price Per Share
	Transition	Fiscal	Fiscal	Transition	Fiscal	Fiscal
	Period Ended	Year Ended	Year Ended	Period Ended	Year Ended	Year Ended
	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006	Sep. 30, 2007	Jan. 31, 2007	Jan. 31, 2006
Options outstanding at beginning of the period	483,750	458,517	449,067	$0.42	$1.88	$3.82
Granted
— at above fair market value	—	—	360,000	—	—	0.40
— at fair market value	—	120,000	—	—	0.42	—
— at below fair market value	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Cancelled	—	(94,767)	(350,550)	—	$1.48	$2.85
Forfeited	—	—	—	—	—	—
Options outstanding at end of the period	483,750	483,750	458,517	0.42	0.42	1.88

Options vested/exercisable at end of the period	363,750	363,750	458,517	$0.42	$0.42	$1.88

     The following summarizes information for stock options outstanding as of September 30, 2007:

		Weighted-average	Weighted-average remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	7.3
$0.42	120,000	$0.42	2.3
$2.00	3,750	$2.00	4.3

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
14. Income Taxes
     The components of loss before income taxes are as follows:
(in thousands)

	Sep. 30, 2007	Jan. 31, 2007
Net income/(loss) subject to U.S income taxes only	$(1,846)	$(1,474)
Net loss subject to foreign income taxes only	(51)	(274)

Net income/(loss)	$(1,897)	$(1,748)

     The deferred tax assets and liabilities were comprised of the following (in thousands):

	Sep. 30, 2007	Jan. 31, 2007
Deferred tax assets:
— net operating loss carry forward	$15,986	$15,382

Gross deferred tax assets	15,986	15,382

Deferred tax liabilities	—	—

Net deferred tax assets	15,986	15,382
Valuation allowance	(15,986)	(15,382)

	$—	$—

Current year taxation:
— Corporate tax — federal	—	—
— Corporate tax — foreign	—	—
Total	$—	$—

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     Issuance of promissory notes in the aggregate principal amount of $1.65 million. On October 29, 2007, the Company entered into the following four promissory notes: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $1.0 million; (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $500,000; (iii) a convertible promissory note with Waveland Associates, LLC, a California limited liability company (“Waveland”), in the principal amount of $100,000; and (iv) a convertible promissory note with Steven M. Spector (“Spector”), in the principal amount of $50,000.
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
     The term of each note may be extended for an additional three months at the Company’s discretion. In the event the Company exercises this option, it will be required to issue warrants to the holders to purchase shares of common stock at a price of $0.50 per share for a period of three years as follows: (i) SMP — 500,000 shares; (ii) Ciabattoni — 250,000 shares; (iii) Waveland — 50,000 shares; and (iv) Spector — 25,000 shares.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     In connection with the settlement, the Company granted a put option (the “Put Option”) to HI, which option will vest in the event that the final sale price of the Company’s common stock, as reported on the OTC Bulletin Board, is less than $0.73 per share for at least ninety (90) trading days during the period from January 1, 2008 through and including June 30, 2009. Pursuant to the terms of the Put Option, HI has the option to require the Company to purchase up to 103,594 shares of Common Stock owned by HI as of December 31, 2007 (the “HI-Owned Shares”) at a purchase price of $0.84 per shares. The Company ‘s obligation to purchase the HI-Owned Shares will arise, if at all, no sooner than July 1, 2009, and no later than July 30, 2009. The Company has reserved, in its financial statements, the costs associated with the defense of these arbitrations as well as the costs of pursuing the counterclaims of the San Diego ASCs against HI. This reserve is likely to be mitigated by a purchase price adjustment for the San Diego ASCs from the entity that sold the interests in the San Diego ASCs to the Company.
     Through January 14, 2008, the Company received subscriptions for an aggregate of $4.56 million to purchase additional shares of the Company’s Series 5-A Preferred Stock and warrants to purchase shares of the Company’s Common Stock. Each investor represented to the Company, in writing, that it was an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.
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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
Item 9B. OTHER INFORMATION
     None.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
Compensation of Directors
     Mr. Hirschhorn and Mr. Smith are the only directors also serving as full-time employees of the Company as of September 30, 2007. They receive no additional compensation for serving as directors. Mr. Smith, while serving as a non-executive director, also served as senior consultant until his appointment as chief financial officer on September 20, 2007. On December 12, 2006, Mr. Smith was granted an option to acquire an aggregate of 120,000 shares of our common stock in respect of his service as a director and senior consultant. The shares underlying the option granted to Mr. Smith vest in quarterly increments over three years,

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
Item 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Philosophy and Compensation Program Objectives
     As a growing public company operating in the competitive healthcare industry, we place high value on attracting and retaining our executives since it is their talent and performance that is responsible for our success. Therefore, our compensation philosophy is to create a performance-based culture that attracts and retains a superior team. We aim to achieve this goal by designing a competitive and fiscally responsible compensation program to:
•	Attract the highest caliber of talent required for the success of our business;

•	Retain those individuals capable of achieving challenging performance standards;

•	Incent our executives to strive for superior company-wide and individual performance; and

•	Align management and stockholder interests over both the short and long-term.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
     The Board of Directors believes that the severance provisions contained in the employment agreements are an important element in attracting and retaining Executive Officers. See “The Transition Period Ended September 30, 2007 — Potential Payments Upon Termination or Change in Control” below for information with respect to potential payments and benefits under these employment agreements and our other compensation arrangements upon the termination of our Executive Officers.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

						Non-	Change in
						Equity	Pension Value
						Incentive	and
Name						Plan	Nonqualified	All other
and				Stock	Option	Compen-	Deferred	Compen-
Principal		Salary	Bonus	Awards	Awards	sation	Compensation	sation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings	($)	($)
David Hirschhorn Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	The Transition Period ended Sep. 30, 2007	$183,508	-0-	$99,041 (2)	-0-	-0-	-0-	-0-	$282,549
Todd Parker Co-Chief Executive Officer and Co-Chief Financial Officer (resigned Sep. 2007)	The Transition Period ended Sep. 30, 2007	—	—	—	—	—	—	—	— (3)
Dennis M. Smith Chief Financial Officer	The Transition Period ended Sep. 30, 2007	$200,000 (4)	—	—	-0-	—	—	—	$200,000

(1)	Mr. Hirschhorn was entitled to a guaranteed bonus payment in the amount of $56,250 during the Transition Period Ended September 30, 2007. He did not receive this bonus during the Transition Period Ended September 30, 2007, but the Company has reserved this bonus amount in its financial statements.

(2)	Pursuant to his employment agreement, Mr. Hirschhorn was granted 1,250,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer. During the Transition Period Ended September 30, 2007, 275,114 of these shares accrued and have been recognized for financial statement reporting purposes.

(3)	Mr. Parker did not earn or receive any compensation during the Transition Period Ended September 30, 2007.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

(4)	Mr. Smith earned $200,000 in consulting fees in respect of consulting services he provided to the Company during the Transition Period Ended September 30, 2007 prior to becoming our Chief Financial Officer. Of this $200,000, $125,000 was paid to Mr. Smith during the Transition Period Ended September 30, 2007.
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
THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 — GRANTS OF PLAN-BASED AWARDS
     There were no grants of plan-based awards to any of our Executive Officers during the Transition Period Ended September 30, 2007.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

OUTSTANDING EQUITY AWARDS AT THE TRANSITION PERIOD ENDED SEPTEMBER 30, 2007
     The following table summarizes information with respect to our outstanding equity awards held by the Executive Officers at September 30, 2007.

	Option Awards					Stock Awards
								Equity	Equity
								Incentive Plan	Incentive Plan
								Awards:	Awards:
								Number of	Market or
			Equity Incentive					Unearned	Payout Value
	Number of	Number of	Plan Awards: Number			Number of	Market Value	Shares, Units	of Unearned
	Securities	Securities	of Securities			Shares or	of Shares or	or Other	Shares, Units
	Underlying	Underlying	Underlying	Option		Units of Stock	Units of Stock	Rights That	or Other Rights
	Unexercised Options	Unexercised Options	Unexercised	Exercise	Option	That Have	That Have	Have Not	That Have Not
	(#)	(#)	Unearned Options	Price	Expiration	Not Vested	Not Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
David Hirschhorn Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	-0-	-0-	-0-	-0-	-0-	329,875 (1)	118,755 (2)	-0-	-0-
Todd Parker Co-Chief Executive Officer and Co-Chief Financial Officer (resigned Sep. 2007)	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dennis M. Smith Chief Financial Officer	30,000 (3)		90,000 (3)

(1)	Pursuant to his employment agreement, Mr. Hirschhorn was granted 1,250,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer on July 18, 2005. During the Transition Period Ended September 30, 2007, 275,114 of these shares accrued and have been recognized for financial statement reporting purposes. As a result, Mr. Hirschhorn is vested in 920,125 shares.

(2)	This is determined by multiplying the number of shares that have not vested by the market price on September 30, 2007 of $0.36.

(3)	On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share to Mr. Smith, in his capacity as a director and consultant of the Company. The shares underlying the option granted to Mr. Smith vest in quarterly increments over three years, beginning on the effective issuance date of December 12, 2006. As of September 30, 2007, 30,000 shares underlying the option are fully vested. The remaining 90,000 shares underlying the option are unvested.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

		Percent of
	Number of	Total
	Shares	Common	Percent of
	Beneficially	Stock	Total
Name of Beneficial Owner(1)	Owned	Outstanding(2)	Outstanding(3)
Greater Than 5% Beneficial Owners

SMP Investments I, LLC	5,757,142	70.4%	17.60%
c/o HSP Group, LLC
875 Prospect Street, Suite 220 La Jolla, CA 92037(4)
Carol Schuster 3555 NW 58th Street Suite 700 Oklahoma City, OK 73112	4,250,000	51.97%	12.99%
Ciabbattoni Living Trust 8/17/2000(5) 16 Lagunita Drive Laguna Beach, CA 92561	2,783,571	34.0%	8.51%
Mercantile Capital Partners I, L.P. 3201 Old Glenview Road Wilmette, Illinois 60091	48,860	7.93%	1.98%
Current Directors

David Hirschhorn (6) 149 South Barrington Avenue Suite 808 Los Angeles, CA 90049	1,725,000	21.09%	5.28%
Todd Parker (7) 149 South Barrington Avenue Suite 808 Los Angeles, CA 90049	672,800	8.22%	2.05%
Robert N. Schwartz, Ph.D (8) 6 Duquesa Dana Point, CA 92629	185,857	2.27%	*
Richardson E. Sells (9) 18 Audubon Pond Hilton Head, SC 29928	180,000	2.20%	*
Dennis M. Smith (10) 33 Gull Point Hilton Head, SC 29928	895,000	10.94%	2.74%

Current directors and executive officers as a group (5 persons) (11)	3,658,657	4.36%	11.19%

*	Less than 1%.
(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares. The number of shares shown as beneficially owned by any person or entity includes all Preferred Stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of January 11, 2008.
(2)	The percentages of beneficial ownership shown assume the exercise or conversion of all Preferred Stock, options, warrants and other securities convertible into common stock held by such person or entity currently exercisable within 60 days of January 11, 2008, but not the exercise or conversion of Preferred Stock, options, warrants and other convertible securities held by other holders of such securities.
(3)	Based on a total of 32,696,687 shares of common stock outstanding on a fully-diluted basis as of January 11, 2008, which includes shares of common stock issuable upon the conversion of our outstanding Preferred Stock and shares of common stock issuable upon the exercise of stock options and warrants that are exercisable within 60 days of January 11, 2008.
(4)	Consists of (a) 250 shares of Series 5-A Convertible Preferred Stock, $0.01 par value, which could be deemed to be beneficially owned by the reporting person which are convertible into 800,000 shares of Common Stock; (b) a warrant to

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
Fees
     Aggregate fees for professional services rendered to us by Mendoza Berger and Singer Lewak Greenbaum & Goldstein LLP as of or for the Transition Period Ended September 30, 2007 and for the Fiscal Years Ended January 31, 2007 and 2006, respectively, were:

	Transition		Year
	Period Ended	Year	Ended
	September 30,	Ended January 31,	January
	2007	2007	31, 2006

Audit	$62	$61	$91,000
Audit Related	$—	$—	$—
Tax	$19	$	$1,822

Total	$81	$61	$92,822

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

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

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
Audit Committee Pre-Approval Policies and Procedures
     Our Audit Committee pre-approves audit and non-audit services provided by our independent auditors at its quarterly meetings.

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2007, January 31, 2007 and 2006

Consolidated Statements of Operations for the Transition Period Ended September 30, 2007 and the years ended January 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Transition Period Ended September 30, 2007 and the years ended January 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Transition Period Ended September 30, 2007 and the years January 31, 2007 and 2006

Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(3)	The following documents are filed as exhibits to this Transition Report on Form 10-K (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference):

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)
3.2*	Bylaws (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on November 14, 2000)
3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)
3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)
3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20. 2005)
4.1*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.6*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
4.9*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
4.10*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)
10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.9*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)
10.10*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)
10.11*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)
10.12*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)
10.13*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among Tri-Isthmus Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)
10.14*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)
10.15*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.16*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.17*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.18*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.19*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.20*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)
10.21*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)
21.1	Subsidiaries of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. 1350
32.2	Certification Pursuant to 18 U.S.C. 1350

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Isthmus Group, Inc.
Date: February 11, 2008	/s/ David Hirschhorn
David Hirschhorn
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ David Hirschhorn	Chairman of the Board,	February 11, 2008
David Hirschhorn	Chief Executive Officer

/s/ Dennis M. Smith
Dennis M. Smith	Chief Financial Officer	February 11, 2008

/s/ Todd Parker
Todd Parker	Director	February 11, 2008

/s/ Robert N. Schwartz
Robert N. Schwartz	Director	February 11, 2008

/s/ Richardson E. Sells
Richardson E. Sells	Director	February 11, 2008

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)
3.2*	Bylaws (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on November 14, 2000)
3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)
3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)
3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20. 2005)
4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.6*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
4.9*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
4.10*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)
10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.9*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)
10.10*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)
10.11*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)
10.12*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)

TRI-ISTHMUS GROUP, INC.	2007 FORM 10-KT/A

Exhibit No.	Description
10.13*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among Tri-Isthmus Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)
10.14*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)
10.15*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.16*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.17*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.18*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.19*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.20*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)
10.21*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)
21.1	Subsidiaries of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)
31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. 1350
32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.