Form 10-Q
period 2007-12-31
TRI-ISTHMUS GROUP, INC.
filed 2008-02-20
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Number of shares of common stock outstanding as of February 19, 2008    8,229,132

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,244	$733
Accounts receivable, net of allowance for uncollectible accounts	6,027	1,418
Advance to affiliated entity (note 6)	239	273
Prepaid expenses	182	23
Other current assets	1,183	135

Total current assets	8,875	2,582

Property and equipment, net	6,083	1,163
Goodwill (Note 7)	759	759

Total assets	$15,717	$4,504

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Accounts payable	$886	$678
Accrued expenses	1,826	792
Staff accruals	634	154
Notes payable	6,360	—

Total current liabilities	9,706	1,624

Notes payable (Note 8)	512	—
Commitments and contingencies (Note 9)	—	—

Minority interest (Note 10)	2,384	920
The accompanying notes are an integral part of these condensed consolidated financial statements. Tri-Isthmus Group,
Inc. changed its fiscal year end to September 30 commencing with the transition period ended September 30, 2007. See
“Change in Fiscal Year” in Note 1 to these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31, 2007	September 30, 2007
	(Unaudited)
Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of December 31 and September 30, 2007)
(Aggregate liquidation value is $169 as of December 31 and September 30, 2007)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of December 31 and September 30, 2007)
(Aggregate liquidation value is $25 as of December 31 and September 30, 2007)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 2,852 shares and 2,717 shares issued and outstanding as of December 31 and September 30, 2007, respectively)	2,325	2,519
(Aggregate liquidation value is $2,852 and $2,717 as of December 31 and September 30, 2007, respectively)
(Aggregate redemption value is $2,995 and $2,853 as of December 31 and September 30, 2007, respectively)
Preferred stock Series B issued by subsidiary (note 8) ($0.01 per value, 38,250 shares authorized, 19,990 shares issued and outstanding as of December 31 and September 30, 2007)	2,500	2,500

Total redeemable stock	4,825	5,019

Common stock ($0.01 par value, 100,000,000 shares authorized; 8,229,132 and 3,828,739 shares issued and outstanding as of December 31 and September 30, 2007 respectively	82	38
Additional paid-in capital	67,075	65,355
Accumulated deficit	(69,006)	(68,591)

Other comprehensive loss	(52)	(52)

Total shareholders’ equity	(1,901)	(3,250)

Total liabilities, preferred stock and shareholders’ equity	$15,717	$4,504

The accompanying notes are an integral part of these condensed consolidated financial statements. Tri-Isthmus Group, Inc.
changed its fiscal year end to September 30 commencing with the transition period ended September 30, 2007. See
“Change in Fiscal Year” in Note 1 to these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended
	December 31,	January 31,
	2007	2007

Revenue from services	$4,744	$702

Costs and expenses:
Selling, general and administrative expenses	4,891	1,434
Amortization of stock-based compensation	18	57

Total costs and expenses, net	4,609	1,491

Operating loss	(165)	(789)

Interest income	23	1
Interest expense	(193)	—

Minority interest	(80)	168

Net loss from operations before taxation	$(415)	$(620)

Taxation	—	—

Net loss	(415)	(620)

Net loss available to common shareholders (Note 2)	$(415)	$(620)

Net loss per common share:
Basic	(0.08)	(0.17)

Diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements. Tri-Isthmus
Group, Inc. changed its fiscal year end to September 30 commencing with the transition period ended September 30,
2007. See “Change in Fiscal Year” in Note 1 to these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended,
	December 31,	January 31,
	2007	2007

Cash flows from operating activities:
Net loss	$(415)	$(620)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	80	(168)
Depreciation and amortization	65	29
Amortization of stock based compensation	18	57
Amortization of debt discount	93	—
Bad debt provision	166	—
Changes in working capital components:
Accounts receivable	(1,184)	101
Accounts payable	(189)	15
Others	(72)	316

Net cash used in operating activities	(1,436)	(270)

Cash flows from investing activities:
Purchase of property and equipment	(6)	—
Acquisition of subsidiaries, net of cash acquired	283	163
Repayment of advance	33	—

Net cash provided by investing activities	310	163

Cash flows from financing activities:
Issuance of promissory Notes	1,650	—
Repayment of notes	(11)	—

Net cash provided by financing activities	1,639	—

Effect of exchange rates on cash	—	3

Net increase/(decrease) in cash and cash equivalents	511	(104)
Cash and cash equivalents at beginning of period	733	390

Cash and cash equivalents at end of period	$1,244	$286

Cash paid for interest	$97	—

The accompanying notes are an integral part of these condensed consolidated financial statements.
Tri-Isthmus Group, Inc. changed its fiscal year end to September 30 commencing with the transition period ended September 30, 2007. See “Change in Fiscal Year” in Note 1 to these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Tri-Isthmus Group, Inc. (the “Company,” “we” or “us”) as of December 31, 2007 and September 30, 2007 and for the three-month periods ended December 31, 2007 and January 31, 2007, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KT, and any amendments thereto, for the year ended September 30, 2007. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
     The consolidated financial statements include the accounts of the Company and of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     The results as of September 30, 2007 have been derived from our audited consolidated financial statements for the fiscal year ended as of such date.
     The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.
Change in Fiscal Year
     In November 2007, our Board of Directors (the “Board”) resolved that the Company’s fiscal year that began on February 1, 2007 would end on September 30, 2007, and from and after that date, the fiscal year of the Company would be the period beginning October 1 of each year and ending on September 30 of the following year. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not materially fluctuate on a seasonal basis.
Cash and Cash Equivalents
     Cash consists of cash on hand and amounts deposited with high quality financial institutions. Cash equivalents are highly liquid instruments, including cash in money market current accounts, that are interest-bearing, capital guaranteed and without any withdrawal restrictions.
Future Funding
     During the Fiscal Year Ended January 31, 2006 and the first ten months of the Fiscal Year Ended January 31, 2007, the Company was a “public shell” company. Its working capital needs were limited to the expenses necessary to maintain its listed status on the OTC Bulletin Board, including legal, accounting and regulatory and related filing expenses. Additionally, during this period we were actively seeking investment and acquisition opportunities in the healthcare, business and energy services industries, and budgeted appropriate funds for business development and prospective transaction assessment and execution. The Company recommenced active operations with the acquisition of two ambulatory surgery centers in Point Loma, California and Del Mar, California (the “San Diego ASCs”) in November 2006.
     The Company has sustained operating losses since inception and had an accumulated deficit of approximately $69.0 million as of December 31, 2007. This deficit has been funded primarily through preferred stock financing, sales of promissory notes and cash generated from the disposal of our interest in Vsource Asia as part of the Symphony Transactions.
     At December 31, 2007 the Company had current liabilities of $9.7 million and current assets of $8.9 million. In January, 2008, the Company received subscriptions for an aggregate of $4.56 million to purchase its Series 5-A Preferred Stock and warrants to purchase its common stock.
     We believe that we have adequate funding from the operations of our subsidiary, Rural Health Acquisition, LLC, an Oklahoma limited liability company (“RHA”) and our ambulatory surgery center in Del Mar, California, cash and cash equivalents, proceeds from the sales of promissory notes and the Series 5-A Preferred Stock subscriptions

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
received as of January 14, 2008, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
     Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. Our management will seek to assist our subsidiaries to expand their access to working capital as appropriate.
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
Functional Currency
     Our functional currency is United States dollars.
Stock-Based Compensation
     On February 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Prior to February 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recorded for purchases under the Employee Stock Purchase Plan (the “Purchase Plan”) in accordance with APB Opinion No. 25.
     We adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended September 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
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

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Net (Loss)/Profit Available to Common Shareholders
     The following table is a calculation of net loss available to common shareholders:

	Three months ended
	December 31,	January 31,
	2007	2007
	(in thousands)
Net loss	$(415)	$(620)
Less: Deemed non-cash dividend to preferred shareholders	—	—

Net loss available to common shareholders	$(415)	$(620)

3. Net Loss Per Share
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

	Three months ended
	December 31,	January 31,
	2007	2007
	(in thousands, except for number
	of shares and per share data)
Numerator for basic and diluted loss per share:
Net loss	$(415)	$(620)

Denominator for basic (loss)/profit per share — weighted average shares	5,495,799	3,674,029
Effect of dilutive securities:
Employee stock options	N/A	N/A
Preferred stock	N/A	N/A
Warrants	N/A	N/A

Denominator for diluted profit/(loss) per common share — adjusted weighted average shares	N/A	N/A

Net (loss)/profit per common share:
Basic	$(0.08)	$(0.17)
Diluted	N/A	N/A
     As the Company had a net loss for the three months ended December 31, 2007 and January 31, 2007 potential shares of common stock outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
4. Amortization of Stock-based Compensation
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the issuance of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. Mr. Parker resigned as Co-Chief Executive Officer and Co-Chief Financial Officer in September 2007. The amortization recognized is $2,000 and $27,000 for the three-month periods ended December 31, 2007, and January 31, 2007, respectively.
     In August 2005, we issued warrants to purchase 727,500 shares of our common stock to individuals for participation on our Advisory Board. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The warrants had a calculated value of $161,001, fully recognized over the two-year vesting period, ended during the fiscal year ended September 30, 2007.
     On November 17, 2005, our Board of Directors approved the grants to two independent directors of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share. These options vest in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005 and were issued with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk-free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223, recognized over the vesting period. The amortization recognized is $6,900 in each of the three-month periods ended December 31, 2007 and January 31, 2007.
     In December 2006, the Company issued a warrant to purchase 50,000 shares of our common stock to an individual for participation on our Advisory Board. The warrant was issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants had a calculated value of $19,651, recognized over the two-year vesting period. The amortization recognized is $1,000, and $2,000 in the three-month periods ended December 31, 2007, and January 31, 2007 respectively.
     On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share to Dennis M. Smith. The shares underlying this option vest in quarterly increments over three years. The option was granted with Black-Scholes assumptions of 212% volatility, $0.45 share price, risk-free interest rates of 4.5%, and exercise price of $0.42. The option had a calculated value of $47,162, recognized over the vesting period. The amortization recognized is $4,000 in each of the three-month periods ended December 31, 2007, and January 31, 2007.
     In September 2007, we issued warrants to purchase 350,000 shares of our common stock to six individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.13%, and exercise price of $0.45. The warrants had a calculated value of $13,000, recognized over the two-year vesting period. The amortization recognized is $2,000 commencing in the three-month period ended December 31, 2007.
     On October 10, 2007, our Board of Directors approved the grant of an option to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 per share to Dennis M. Smith, following his appointment as our chief financial officer. The shares underlying this option vest according to the following schedule: 150,000 shares are fully vested upon the grant of the option, 150,000 shares vest on October 10, 2008 and the remaining 300,000 shares vest on October 10, 2009; provided that Mr. Smith is employed by us on the applicable vesting dates. The option was granted with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.1%, and exercise price of $0.3125. The option had a calculated value of $50,000, recognized over the vesting period. The amortization recognized is $16,000 commencing in the three-month period ended December 31, 2007.
5 Consolidated Balance Sheet Details

	December 31,	September 30,
	2007	2007
	(in thousands)
Other current assets:
Deposits	$105	$24
Stocks	387	—
Other receivables	691	111

	$1,183	$135

Property and equipment:
Computer hardware	76	74

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	September 30,
	2007	2007
	(in thousands)
Leasehold improvements	3,618	30
Medical equipment	2,207	1,164
Land	353	—
Accumulated depreciation	(171)	(105)

Property and equipment, net	$6,083	$1,163
6 Advance to CSA II, LLC
     On April 28, 2006, the Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of the Company’s directors and now, its chief financial officer. Under the terms of this agreement, the Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation (“Cross Shore”), pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. On August 29, 2007, Cross Shore completed an acquisition by way of a reverse merger with Research Pharmaceutical Services, Inc. (“RPS”) and changed its name to RPS as part of the transaction. At December 31, 2007, CSA II, LLC held 167,420 common shares in RPS. In addition, for consideration of $239.38, the Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, the Company received a partial repayment of this advance in the amount of $60,654 leaving a balance of approximately $272,000 at Jan. 31, 2007. On June 12, 2006, the Company was reimbursed $75,000, representing expenses associated with this advance. In October 2007, approximately $33,000 was reimbursed to the Company, leaving a balance outstanding of $239,000. Mr. Smith’s interests in RPS represent less than 2% of the issued and outstanding share capital of the Company as of the date of the completion of the reverse merger in August 2007.
7 Acquisitions
     On November 16, 2006, the Company completed the acquisition of the San Diego ASCs, acquiring 51% of each of the ambulatory surgery centers located in Del Mar, California (“Del Mar”) and Point Loma, California (“Point Loma”) through the purchase of 50.0% limited partner interests and 1.0% general partner interests. The breakdown of goodwill was calculated as follows (in thousands):

	Point Loma	Del Mar	Total

Cash and cash equivalents	$109	$55	$164
Accounts receivable, net	950	569	1,519
Other current assets	91	145	236
Property and equipment, net	428	742	1,170
Accounts payable	(51)	(46)	(97)

Total	1,527	1,465	2,992
Less: Minority interest — 49%	(748)	(731)	(1,479)

Share of net assets	$779	$734	$1,513

Purchase consideration	1,250	1,250	2,500

Goodwill	471	516	987

Impairment of goodwill	(228)	—	(228)

As at December 31, 2007	$293	$516	$759
     On October 30, 2007, the Company acquired 51% of the issued and outstanding membership units of RHA pursuant to a Membership Interest Purchase Agreement. We paid $260 in cash to RHA and issued 4,250,000 restricted shares of our common stock to Carol Schuster, the sole member of RHA prior to the acquisition, in consideration for the membership units. We privately placed the shares with Ms. Schuster in reliance on the exemptions from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. In connection with the acquisition of RHA, we provided Valliance Bank with a limited guaranty of debt financing obtained by RHA of up to $750,000. Based in Oklahoma City, RHA owns and

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. No goodwill was recognized as a result of this acquisition.
     The purchase price allocation was calculated as follows (in thousands):

Cash and cash equivalents	$348
Accounts receivable, net	3,591
Other current assets	550
Property and equipment, net	4,978
Accounts payable	(397)
Accrued expenses	(1,106)
Notes payable	(5,420)

Total	$2,544
Less: Minority interest — 49%	(1,246)

Share of net assets	1,298

Purchase consideration Issuance of restricted shares	(1,233)

Incidental costs	(65)
     As RHA was acquired out of bankruptcy, no pro forma income statement information is presented.
8. Promissory notes
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
     The term of each note may be extended for an additional three months at the Company’s discretion. In the event we exercise this option, we will be required to issue warrants to the holders to purchase shares of common stock at a price of $0.50 per share for a period of three years as follows: (i) SMP — 500,000 shares; (ii) Ciabattoni — 250,000 shares; (iii) Waveland — 50,000 shares; and (iv) Spector — 25,000 shares.
     The notes to SMP and Ciabattoni include a provision granting SMP and Ciabattoni demand registration rights with respect to the resale of the shares issuable upon conversion of the notes, which vest thirty-six (36) months after the date of issuance.
     In addition to the issuance of the notes, on October 29, 2007, we issued two groups of warrants to SMP, Ciabattoni, Waveland and Spector. The first group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,980,000 shares of common stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The second group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,237,500 shares of our common stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance.
     There was no beneficial conversion as a result of such transactions.

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Commitments and Contingencies
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
10. Minority Interest
     On November 16, 2006, with the completion of the acquisition of 51.0% interests in each of the San Diego ASCs, the Company began recording minority interest. Minority interest accounts for the share of the results of the San Diego ASCs were recorded as liabilities totaling $0.8 million and $0.9 million, respectively, for the period ended December 31, 2007 and the Fiscal Year Ended September 30, 2007. The portion of net income attributable to minority interests was approximately $80,000 and a net loss of $168,000 for the three-month period Ended December 31, 2007 and January 31, 2007, respectively.
     In addition, on October 29, 2007, we acquired 51% of the issued and outstanding membership units of RHA. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services units, all focused the delivery of healthcare services to rural communities in Oklahoma. Minority interest accounts for the share of the results of the RHA were recorded as liabilities totaling $1.4 million for the period ended December 31, 2007. The portion of net income attributable to minority interests was approximately $162,000 for the three-month period ended December 31, 2007.
11. Warrants
     In 2001, we issued warrants in connection with the sale of our Series 2-A Preferred Stock and with payment of services associated with the issuance of the Series 2-A Preferred Stock. The warrants issued in relation to our Series 2-A Preferred Stock have an exercise price of $14.20 per share. The warrants issued in connection with the payment of services associated with the issuance of our Series 2-A Preferred Stock have exercise prices ranging from $2.00 to as high as $347.20 per share.
     In 2003, warrants to purchase shares of our common stock were issued in respect of the issuance of Series B Notes and Series B-1 Notes. As of the Fiscal Year Ended January 31, 2007 and the Fiscal Year Ended January 31, 2006, 201,874 and 13,421 warrants remained outstanding, respectively. All of these warrants retired unexercised during the Fiscal Year Ended September 30, 2007.
     In July 2005, pursuant to the issuance of 1,478 shares of Series 5-A Preferred Stock, we issued warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors, including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. These warrants have an exercise price of $0.50 per share. 200 shares of Series 5-A Preferred Stock and warrants to purchase 90,000 shares of our common stock were subsequently cancelled.
     In August 2005, we issued warrants to purchase 727,500 shares of our common stock to individuals for participation on our Advisory Board. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The warrants had a calculated value of $161,001, fully recognized over the two-year vesting period during the fiscal year ended September 30, 2007.

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In December 2006, we issued warrants to purchase 50,000 shares of our common stock to an individual for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants had a calculated value of $19,651, recognized over the two-year vesting period. The amortization recognized is $1,000 and $2,000 in each of the three-month periods ended December 31, 2007, and January 31, 2007, respectively.
     During the Fiscal Year Ended January 31, 2007, pursuant to the issuance of 364 shares of Series 5-A Preferred Stock, we issued warrants to purchase an aggregate of 218,400 shares of common stock to a group of investors including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. These warrants have an exercise price of $0.50 per share.
     During the Fiscal Year Ended September 30, 2007, pursuant to the issuance of 975 shares of Series 5-A Preferred Stock, we issued warrants to purchase an aggregate of 585,000 shares of common stock to a group of investors. These warrants have an exercise price of $0.50 per share.
     In September 2007, we issued warrants to purchase 350,000 shares of our common stock to six individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.13%, and exercise price of $0.45. The warrants had a calculated value of $12,622, recognized over the two-year vesting period. The amortization recognized is $2,000 commencing in the three-month period ended December 31, 2007.
     In October 2007, pursuant to the issuance of 185 shares of Series 5-A Preferred Stock, we issued warrants to purchase 111,000 shares of our common stock to a group of investors. These warrants have an exercise price of $0.50 per share.
     In connection with the issuance of the notes (see Note 8), on October 29, 2007, we issued two groups of warrants to the holders. The first group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,980,000 shares of our common stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.29 share price, risk-free interest rates of 3.13%, and exercise price of $0.3125. The warrants had a calculated value of $203,648, recognized over the vesting period. The second group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,237,500 shares of our common stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.29 share price, risk-free interest rates of 3.13%, and exercise price of $0.50. The warrants had a calculated value of $76,400, to be recognized over the vesting period.

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	December 31,	September 30,	December 31,	September 30,
	2007	2007	2007	2007
Warrants outstanding at beginning of the period	2,898,700	1,724,300	$0.45	$0.43
Granted	3,328,500	1,174,400	0.39	0.48
Exercised		—		—
Cancelled or Expired		—		—
Converted		—		—

Warrants outstanding at end of the period	6,227,200	2,898,700	$0.42	$0.45

Warrants exercisable at end of the period	5,895,950	2,671,617	$0.42	$0.45

12. Issuance of Series B Preferred Stock by Subsidiary
     As noted above, on December 2, 2005, through newly created indirect subsidiaries, the Company entered into two the Surgical Center Acquisition Agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ASCs. These acquisitions were completed on November 16, 2006.
     The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions was $2.6 million payable in preferred stock issued by the two acquisition entities, which preferred stock is further exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements. This preferred stock is exchangeable into shares of the Company’s common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009. At December 31, 2007 and September 30, 2007, the total number of shares of Series B Preferred Stock outstanding was 19,990 shares.
13. Preferred Stock
     Effective February 24, 2000, we authorized 5,000,000 shares of preferred stock. The preferred stock is divided into series. The Series 1-A Preferred consists of 2,802,000 shares, the Series 2-A Preferred consists of 1,672,328 shares, the Series 3-A Preferred consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, and the Series 5-A Preferred consists of 9,000 shares. No shares of Series 3-A Preferred Stock or Series 4-A Preferred Stock remain outstanding. Series 1-A Preferred Stock, Series 2-A Preferred Stock and Series 5-A Preferred Stock outstanding as of the Quarter Ended December 31, 2007 and the Fiscal Year Ended September 30, 2007 is described below.
Series 1-A Preferred Stock
     As of the Quarter Ended December 31, 2007 and the Fiscal Year Ended September 30, 2007, the Company had 67,600 shares of Series 1-A Preferred Stock outstanding with an aggregate liquidation value of $169,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the outstanding shares of Series 1-A Preferred Stock. The holder of each share of Series 1-A Preferred Stock have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Preferred Stock. Holders of the Series 1-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. There are three holders of Series 1-A Preferred Stock as of December 31, 2007.
Series 2-A Preferred Stock
     As of the Quarter Ended December 31, 2007 and the Fiscal Year Ended September 30, 2007, the Company had 3,900 shares of Series 2-A Preferred Stock outstanding with an aggregate liquidation value of $24,999. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Preferred Stock. The holder of each share of Series 2-A Preferred Stock have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 2-A Preferred Stock. Holders of the Series 2-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 2-A Preferred Stock, these shares are subject to stated Series 2-A conversion price adjustments. There is one holder of Series 2-A Preferred Stock as of December 31, 2007.
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
     During the Transition Period Ended September 30, 2007, we entered into Purchase Agreements, pursuant to which we issued and sold 975 shares of Series 5-A Preferred Stock, and warrants to purchase an aggregate of 585,000 shares of common stock to a group of investors including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. Net proceeds from the issuance totaled $1.0 million.
     During the Quarter Ended Year Ended December 31, 2007, we entered into Purchase Agreements, pursuant to which we issued and sold 185 shares of Series 5-A Preferred Stock, and warrants to purchase an aggregate of 111,000 shares of common stock to a group of investors. Net proceeds from the issuance totaled $0.2 million.
     Under the terms of the Purchase Agreement, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 5-A Preferred Stock shall be entitled to receive, after distribution of all amounts due to the holders of the Series 1-A Preferred Stock and Series 2-A Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the common stock by reason of their ownership

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. Each share of Series 5-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 5-A Preferred Stock, subject to the surrendering of the certificates of the Series 5-A Preferred Stock, shall be automatically converted into shares of common stock at the then applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of Series 5-A Preferred Stock electing to effect such conversion. The holder of each share of Series 5-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 5-A Preferred Stock. Holders of the Series 5-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. Shares of Series 5-A Preferred Stock have an initial conversion price of $0.3125 per share.
     As of December 31, 2007, there were 2,852 shares of Series 5-A Preferred Stock outstanding, convertible into 9,126,400 common shares with an aggregate liquidation value of $2.9 million and an aggregate redemption value of $3.0 million. As of September 30, 2007, there were 2,717 shares of Series 5-A Preferred Stock outstanding, convertible into 8,694,400 common shares with an aggregate liquidation value of $2.7 million and an aggregate redemption value of $2.9 million. There are 34 holders of Series 5-A Preferred Stock as of December 31, 2007.
14. Litigation
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
     In connection with the settlement, the Company granted a put option (the “Put Option”) to HI, which option will vest in the event that the final sale price of the Company’s common stock, as reported on the OTC Bulletin Board, is not at least $0.73 per share for at least ninety (90) trading days during the period from January 1, 2008 through and including June 30, 2009. Pursuant to the terms of the Put Option, HI has the option to require the Company to purchase up to 103,594 shares of Common Stock owned by HI as of December 31, 2007 (the “HI-Owned Shares”) at a purchase price of $0.84 per share. The Company’s obligation to purchase the HI-Owned Shares will arise, if at all, no sooner than July 1, 2009, and no later than July 30, 2009. The Company has reserved, in its financial statements, the costs associated with the defense of these arbitrations as well as the costs of pursuing the counterclaims of the San Diego ASCs against HI. This reserve is likely to be mitigated by a purchase price adjustment for the San Diego ASCs from the entity that sold the interests in the San Diego ASCs to the Company.
15. Subsequent Events
     On January 14, 2008, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), in substantially the form attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on January 22, 2008, with various investors (collectively, the “Investors”), whereby we issued and sold additional shares of our Series 5-A Convertible Preferred Stock, par value $0.01 per share (the “Series 5-A Preferred Stock”), and warrants to purchase our common stock, par value $0.01 per share (the “Common Stock”), in a private placement. The issuance and sale of the shares of Series 5-A Preferred Stock and warrants to purchase Common Stock was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. Through January 14, 2008 and in connection with the Purchase Agreement, we received subscriptions from the Investors for an aggregate of $4.6 million to purchase (a) an additional 4,560 shares of Series 5-A Preferred Stock and (b) warrants to purchase a total of 2,736,000 shares of Common Stock, at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance, in substantially the form attached as Exhibit 10.2 to a

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Current Report on Form 8-K filed with the SEC on January 22, 2008 (the “Warrants”). The transaction closed on January 15, 2008.
     We engaged Waveland Capital Partners, LLC, a FINRA member broker-dealer (“Waveland”), as our placement agent in connection with the above-described private placement. We paid Waveland cash commissions of approximately $342,000 and issued warrants to purchase shares of Common Stock in an amount equal to 5% of Waveland’s sales delivered to us. The warrants are exercisable for a period of five years from the date of issuance and include piggy-back registration rights and net exercise provisions, in substantially the form attached as Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on January 22, 2008. The purchase price for the Series 5-A Preferred Stock and the Warrants was $1,000.00 per unit, with each unit consisting of one (1) share of Series 5-A Preferred Stock and a warrant to purchase up to six hundred (600) shares of Common Stock. Each of the Investors represented to us in writing that he or she or it (as applicable) is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.
FORWARD LOOKING STATEMENTS
     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, possession of significant voting control over us by the holders of our Series 5-A Preferred Stock, our limited cash resources, our ability to redirect and finance our business, our significant corporate and SEC-related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation, other risks discussed in our Annual Report on Form 10-KT for the fiscal year ended September 30, 2007, under the heading “Risk Factors,” and the risks discussed in our other SEC filings.
OVERVIEW
RECENT DEVELOPMENTS
     From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with business process outsourcing (“BPO”) solutions into and across the Asia-Pacific region. In the fourth quarter of the Fiscal Year Ended January 31, 2005, we ceased operating any active BPO business that we previously conducted through Vsource Asia, and accordingly the results of the BPO-related operations have been classified as discontinued.
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
SUBSEQUENT EVENTS
     On January 14, 2008, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), substantially in the form attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on January 22, 2008, with various investors (collectively, the “Investors”), whereby we issued and sold additional shares of our Series 5-A Convertible Preferred Stock, par value $0.01 per share (the “Series 5-A Preferred Stock”), and warrants to purchase our common stock, par value $0.01 per share (the “Common Stock”), in a private placement. The issuance and sale of the shares of Series 5-A Preferred Stock and warrants to purchase Common Stock was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. Through January 14, 2008 and in connection with the Purchase Agreement, we received subscriptions from the Investors for an aggregate of $4.6 million to purchase (a) an additional 4,560 shares of Series 5-A Preferred Stock and (b) warrants to purchase a total of 2,736,000 shares of Common Stock, at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance, in substantially the form attached as Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on January 22, 2008 (the “Warrants”). The transaction closed on January 15, 2008.
     We engaged Waveland Capital Partners, LLC, a FINRA member broker-dealer (“Waveland”), as our placement agent in connection with the above-described private placement. We paid Waveland cash commissions of approximately $342,000 and issued warrants to purchase shares of Common Stock in an amount equal to 5% of

Waveland’s sales delivered to us. The warrants are exercisable for a period of five years from the date of issuance and include piggy-back registration rights and net exercise provisions, in substantially the form attached as Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on January 22, 2008. The purchase price for the Series 5-A Preferred Stock and the Warrants was $1,000.00 per unit, with each unit consisting of one (1) share of Series 5-A Preferred Stock and a warrant to purchase up to six hundred (600) shares of Common Stock. Each of the Investors represented to us in writing that he or she or it (as applicable) is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.
CURRENT OPERATIONS
     Following the sale of our BPO operations in November 2004, we reduced our headcount significantly to a two person staff comprised of our then Co-Chief Executive Officers. The Company became Tri-Isthmus Group, Inc. (TIGroup™) in December 2005 upon completion of re-branding.
     During the Fiscal Year Ended January 31, 2007, we resumed active operations following the acquisition of the two San Diego ASCs. As noted previously, on December 2, 2005, through newly created indirect subsidiaries, we entered into agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ASCs. These acquisitions were completed on November 16, 2006. In June 2007, we consolidated the operations of the San Diego ASCs at the Del Mar facility. We expect to sell or re-organize the remaining assets and leases at Point Loma during the Fiscal Year Ended September 30, 2008.
     On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC (“RHA”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma.
STRATEGY
     With the completion of the acquisition of the San Diego ASCs, our strategy evolved during the Fiscal Year Ended January 31, 2007 from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we actively seek to build a portfolio of interests in healthcare services operations, including ASCs, rural hospitals, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. The RHA acquisition in October 2007 is consistent with this strategy.
     Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA and the San Diego ASCs, and (ii) equity positions in a diversified portfolio of minority interests in ASCs with a history of positive cash flows. In addition, we expect to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended
	December 31,	January 31,
	2007	2007

Revenue from services	$4,744	$702

Costs and expenses:
Selling, general and administrative expenses	4,891	1,434
Amortization of stock-based compensation	18	57

Total costs and expenses, net	4,909	1,491

Operating loss	(165)	(789)

Investment income	23	—
Interest expense	(193)	—

Minority interest	(80)	168

Net loss from continuing operations before taxation	$(415)	$(620)

Taxation	—	—

Net loss	(415)	(620)

Net loss available to common shareholders (Note 2)	$(415)	$(620)

Net loss per common share:
Basic	$(0.08)	$(0.17)

Diluted	N/A	N/A

MATERIAL CHANGES IN RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2007, COMPARED TO THREE MONTHS ENDED JANUARY 31, 2007
REVENUE
     Revenue of $4.7 million was generated in the three months ended December 31, 2007 compared with $0.7 million for the three months ended January 31, 2007. The addition of revenues from RHA for the period from the acquisition on October 29, 2007 and increased revenues from Del Mar accounted for the $4.0 million in revenues.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses relating to operations increased by $3.5 million to $4.9 million in the three months ended December 31, 2007 when compared with the quarter ended January 31, 2007. The cost increases are due to the addition of operations at RHA and the increase in activity at Del Mar.
INVESTMENT INCOME
     Investment income is mainly derived from interest income earned.
INTEREST EXPENSE
     Interest expense of $193,000 in the three months ended December 31, 2007 relates to interest due and discount amortization in respect of the $1.65 million in promissory notes drawn down in October 2007 by us and borrowings by RHA.

BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
     The weighted average number of shares of 5,495,799 for the three months ended December 31, 2007 increased from 3,674,029 for the quarter ended January 31, 2007, representing an increase of 1,821,770 shares. This increase mainly resulted from the issuance of 150,000 shares of common stock for fees incurred in connection with the management of the San Diego ASCs and 4,250,000 shares of common stock issued to Carol Schuster as consideration in respect of the acquisition of RHA.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT DECEMBER 31, 2007, COMPARED TO SEPTEMBER 30, 2007:
CASH AND CASH EQUIVALENTS
     As of December 31, 2007, cash and cash equivalents totaled $1.2 million, an increase of 71% when compared with the $0.7 million on hand at September 30, 2007. This increase in cash and cash equivalents was due to cash generated from sales of our preferred stock and promissory notes of $2.6 million, offsetting by cash used in operations of $1.4 million and cash used by investing activities of $0.7 million for the three months ended December 31, 2007.
ACCOUNTS RECEIVABLES
     As of December 31, 2007, accounts receivables totaled $6.0 million, an increase of $4.6 million from $1.4 million at September 30, 2007, which constituted an increase of 329%. The increase in revenue subsequent to the acquisition of RHA resulted in higher accounts receivables.
PREPAID EXPENSES
     As of December 31, 2007, prepaid expenses totaled $182,000, an increase of $159,000 from $23,000 at September 30, 2007, which constituted an increase of 691%. This increase in prepaid expenses primarily reflected the consolidation of RHA financials in our results.
OTHER CURRENT ASSETS
     As of December 31, 2007, other current assets totaled $1.2 million, consisting of deposits of $105,000, stocks of $387,000 and other receivables of $697,000. As of September 30, 2007, other current assets consisted of deposits of $24,000 and $111,000 of other receivables.
GOODWILL
     As of December 31, 2007, goodwill amounted to $0.8 million, consistent with the balance as of September 30, 2007.
ACCOUNTS PAYABLE
     As of December 31, 2007, accounts payable were $0.9 million, an increase of $0.7 million, or 29%, from $0.7 million at September 30, 2007.
ACCRUED EXPENSES
     As of December 31, 2007, accrued expenses were $1.8 million, an increase of $1.0 million, or 131%, from $0.8 million at September 30, 2007. The increase in accrued expenses is associated with operational activities following the acquisition of RHA.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents totaled $1.2 million as of December 31, 2007, as compared to $0.7 million at September 30, 2007, an increase of $0.5 million or approximately 70%. As of December 31, 2007, we had a working capital deficit of $0.8 million and a shareholders’ deficit of $1.9 million, as compared to working capital of $1.0 million and shareholders’ deficit of $3.2 million as of September 30, 2007. The increase in shareholders’ equity is primarily due to proceeds received from financing activities during the three month period ended December 31, 2007.

     Net cash provided by investing activities in the three months ended December 31, 2007 was $0.3 million as compared with net cash provided of $0.2 million in the three months ended January 31, 2007. The increase was primarily due to the acquisition of the acquisition of 51% of the issued and outstanding membership units of RHA.
     Cash generated in respect of financing activities totaled $1.6 million in the three months ended December 31, 2007, derived principally from proceeds of $1.7 million in promissory notes issued. No cash was generated from financing activities during the comparable three-month period ended January 31, 2007.
     As of December 31, 2007 we had current liabilities of $9.7 million and current assets of $8.9 million, including $1.2 million in cash and cash equivalents.
     We have sustained operating losses since our inception and had an accumulated deficit of approximately $69.0 million as of December 31, 2007. These losses have been funded principally through, the issuance of preferred stock, cash generated from the disposal of our interest in Vsource Asia and the issuance of promissory notes.
OFF-BALANCE SHEET FINANCING
     We have no “off-balance sheet” financing arrangements.
CRITICAL ACCOUNTING POLICIES
     For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-KT for the year ended September 30, 2007. Critical accounting policies affecting us have not changed materially since September 30, 2007.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-KT for the transition period ended September 30, 2007. Our exposure to market risk has not changed materially since September 30, 2007.
Item 4. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, each of our Chief Executive Officer and our Chief Financial Officer has concluded that he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) were not effective as of December 31, 2007.
     (b) Changes in Internal Control Over Financial Reporting: There was no significant change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
     The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-KT for the transition period ended September 30, 2007. For the quarter ended December 31, 2007, there has been no significant change to the identified risk factors.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On October 1, 2007 we privately placed a total of one hundred eighty-five (185) shares of our Series 5-A Preferred Stock to three investors for an aggregate purchase price of $185,000. We did not use the services of any broker, placement agent or finder in connection with these sales. We relied on the exemptions from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). Each investor represented in writing to us that he was an “Accredited Investor” as that term is defined in Rule 501(a) of Regulation D.
     On October 10, 2007, our Board of Directors approved the grant of an option to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 per share to Dennis M. Smith, following his appointment as our chief financial officer. The shares underlying this option vest according to the following schedule: 150,000 shares are fully vested upon the grant of the option, 150,000 shares vest on October 10, 2008 and the remaining 300,000 shares vest on October 10, 2009; provided that Mr. Smith is employed by us on the applicable vesting dates. The option was granted with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.1%, and exercise price of $0.3125. The option had a calculated value of $50,004, to be recognized over the vesting period. The amortization recognized is $16,000 in the three-month period ended December 31, 2007. We relied on the exemptions from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.
     On October 26, 2007, we issued 150,000 shares of our Common Stock to a company that provides management services for the San Diego ASCs. We relied on the exemptions from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. The management company represented in writing to us that it was an “Accredited Investor” as that term is defined in Rule 501(a) of Regulation D.
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
     In addition to the issuance of the notes, on October 29, 2007, we issued two groups of warrants to the holders. The first group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,980,000 shares of common stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The second group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,237,500 shares of our common stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance. We privately placed the aforesaid notes and warrants to each of SMP, Ciabattoni, Waveland and Spector in reliance on the exemptions from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. Each of SMP, Ciabattoni, Waveland and Spector represented in writing to us that he or it (as applicable) was an “Accredited Investor” as that term is defined in Rule 501(a) of Regulation D.
     On October 30, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC, an Oklahoma limited liability company (“RHA”), pursuant to a Membership Interest Purchase Agreement. We paid $1,000,260 in cash to RHA and issued 4,250,000 restricted shares of the Company’s common stock to Carol Schuster, the sole member of RHA prior to the acquisition, in consideration for the membership units. We privately placed the shares with Ms. Schuster in reliance on the exemptions from the registration requirements of the Securities Act provided by Section 4(2) and Rule 506 of Regulation D. Ms. Schuster represented in writing to us that she was an “Accredited Investor” as that term is defined in Rule 501(a) of Regulation D.
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
Item 5. OTHER INFORMATION
     None.

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk (*) have been previously filed with the Securities and Exchange Commission (“SEC”) as indicated and are incorporated herein by reference):
2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000 (the “November 14, 2000 Form 8-K”))

3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.2*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.3*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.1*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.2*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.3*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.4*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.5*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.6*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.7*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.8*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.9*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.10*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.11*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2008	Tri-Isthmus Group, Inc. (Registrant)
	By:	/s/ David Hirschhorn
David Hirschhorn
Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2008	/s/ Dennis M. Smith
Dennis M. Smith
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000)
3.2*	Bylaws (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on November 14, 2000)
3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)
3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)
3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)
4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.2*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
4.3*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.1*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)
10.2*	Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)
10..3*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)
10.4*	First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)
10.5*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.6*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.7*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.8*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.9*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.10*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)
10.11*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)
31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. 1350
32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.