Form 10-Q
period 2008-03-31
TRI-ISTHMUS GROUP, INC.
filed 2008-05-20
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO.: 000-30326
TRI-ISTHMUS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0557617 (I.R.S. Employer Identification No.)

9663 Santa Monica Blvd., #959 Beverly Hills, California 90210 (Address of Principal Executive Offices)	90210 (Zip Code)
(310) 860-2501
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Number of shares of common stock outstanding as of May 12, 2008	8,229,132

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,663	$733
Accounts receivable, net of allowance for uncollectible accounts	6,030	1,418
Advance to affiliated entity (note 6)	239	273
Prepaid expenses	397	23
Other current assets	1,839	135

Total current assets	16,168	2,582

Property and equipment, net	6,251	1,163
Goodwill (Note 7)	759	759

Total assets	$23,178	$4,504

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,121	$678
Accrued expenses	2,095	792
Staff accruals	772	154
Notes payable, current portion	6,500	—

Total current liabilities	10,488	1,624

Notes payable, net of current portion (Note 8)	468	—
Commitments and contingencies (Note 9)	—	—
Other long term liabilities	140	—
Minority interest (Note 10)	2,596	920
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

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2008	September 30, 2007
	(Unaudited)
Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of March 31, 2008 and September 30, 2007)
(Aggregate liquidation value is $169 as of March 31 and September 30, 2007)	$166	$166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of March 31, 2008 and September 30, 2007)
(Aggregate liquidation value is $25 as of March 31, 2008 and September 30, 2007)	25	25

Total non-redeemable preferred stock	$191	$191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 7,462 shares and 2,852 shares issued and outstanding as of March 31, 2008 and September 30, 2007, respectively)	$6,489	$2,519
(Aggregate liquidation value is $7,462 and $2,717 as of March 31, 2008 and September 30, 2007, respectively)
(Aggregate redemption value is $8,700 and $3,042 as of March 31, 2008 and September 30, 2007, respectively)
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 3,585 shares and 0 shares issued and outstanding as of March 31, 2008 and September 30, 2007, respectively)	3,287	—
(Aggregate liquidation value is $3,585 and $-0- as of March 31, 2008 and September 30, 2007, respectively)
(Aggregate redemption value is $4,302 and $-0- as of March 31, 2008 and September 30, 2007, respectively)
Preferred stock Series B issued by subsidiary (note 12) ($0.01 par value, 38,250 shares authorized, 19,990 shares issued and outstanding as of March 31, 2008 and September 30, 2007)	2,500	2,500

Total redeemable stock	$12,276	$5,019

Common stock ($0.01 par value, 100,000,000 shares authorized; 8,229,132 and 3,828,739 shares issued and outstanding as of March 31, 2008 and September 30, 2007, respectively	$82	$38
Additional paid-in capital	68,346	65,355
Accumulated deficit	(71,357)	(68,591)

Other comprehensive loss	(52)	(52)

Total shareholders’ deficit	(2,981)	(3,250)

Total liabilities, preferred stock and shareholders’ deficit	$23,178	$4,504

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

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	March 31, 2008	April 30, 2007	March 31, 2008	April 30, 2007

Revenue from services	$6,512	$880	$11,257	$1,582

Costs and expenses:
Selling, general and administrative expenses	6,833	1,071	11,659	2,476
Amortization of stock- based compensation	62	54	81	111
Depreciation and amortization	94	27	159	56

Total costs and expenses, net	6,989	1,152	11,899	2,643

Operating loss	(477)	(272)	(642)	(1,061)

Interest income	52	—	75	1
Interest expense	(315)	—	(509)	—
Minority interest	(90)	27	(169)	195

Net loss from operations before taxation and non-cash beneficial conversion feature	$(830)	$(245)	$(1,245)	$(865)
Taxation	—	—	—	—

Net loss	$(830)	$(245)	$(1,245)	$(865)
Non-cash beneficial conversion feature preferred dividend	(1,521)	—	(1,521)	—

Net loss attributable to common shareholders (Note 2)	$(2,351)	$(245)	$(2,766)	$(865)

Net loss per common share:
Basic	$(0.29)	$(0.07)	$(0.40)	$(0.23)

Diluted	N/A	N/A	N/A	N/A

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

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended,
	March 31, 2008	April 30, 2007
Cash flows from operating activities:
Net loss	$(1,245)	$(865)
Adjustments to reconcile net loss to net cash used in operating activities:

Minority interest	47	(195)
Depreciation and amortization	159	56
Amortization of stock based compensation	81	111
Amortization of debt discount	233	—
Bad debt provision	699	—
Changes in working capital components:
Accounts receivable	(1,720)	102
Accounts payable	170	15
Others	(314)	248

Net cash used in operating activities	(1,890)	(528)

Cash flows from investing activities:
Purchase of property and equipment	(270)	—
Acquisition of subsidiaries, net of cash acquired	283	163
Repayment of advance	33	—

Net cash provided by investing activities	46	163

Cash flows from financing activities:
Drawdown of convertible loans	1,650	—
Repayment of notes	(54)	—
Issuance of preferred stock Series 5-A, net of costs	3,853	1,025
Issuance of preferred stock Series 6-A, net of costs	3,324	—

Net cash provided by financing activities	8,773	1,025

Effect of exchange rates on cash	1	2

Net increase in cash and cash equivalents	6,930	662
Cash and cash equivalents at beginning of period	733	390

Cash and cash equivalents at end of period	$7,663	$1,052

Cash paid for interest	$509	$—

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

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Tri-Isthmus Group, Inc. (the “Company,” “we” or “us”) as of March 31, 2008 and September 30, 2007 and for the three-month periods and six-month periods ended March 31, 2008 and April 30, 2007, respectively, have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KTA, and any amendments thereto, for the year ended September 30, 2007. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
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
     The Company has sustained operating losses since inception and had an accumulated deficit of approximately $71.4 million as of March 31, 2008. This deficit has been funded primarily through preferred stock financing, sales of promissory notes and cash generated from the disposal of our interest in Vsource Asia in 2004.
     At March 31, 2008, the Company had current liabilities of $10.5 million and current assets of $16.2 million.
     We believe that we have adequate funding from the operations of our subsidiary, Rural Health Acquisition, LLC, an Oklahoma limited liability company (“RHA”) and our ambulatory surgery center in Del Mar, California, and cash and cash equivalents for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     We adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the periods ended March 31, 2008 and April 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
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

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Net (Loss)/Profit Attributable to Common Shareholders
     The following table is a calculation of net loss attributable to common shareholders:

	Three Months ended		Six Months ended
	March 31,	April 30,	March 31,	April 30,
	2008	2007	2008	2007
		(in thousands)

Net loss	$(830)	$(245)	$(1,245)	$(865)
Less: deemed non-cash beneficial conversion feature preferred dividend	(1,521)	—	(1,521)	—

Net loss attributable to common shareholders	$(2,351)	$(245)	$(2,766)	$(865)

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

	Three Months ended		Six months ended
	March 31,	April 30,	March 31,	April 30,
	2008	2007	2008	2007
	(in thousands)
Numerator for basic and diluted loss per share:
Net loss attributable to common shareholders	$(2,351)	$(245)	$(2,766)	$(865)

Denominator for basic (loss)/profit per share — weighted average shares	8,229,132	3,722,916	6,862,465	3,698,473
Effect of dilutive shares	N/A	N/A	N/A	N/A
Employee stock options	N/A	N/A	N/A	N/A
Preferred stock	N/A	N/A	N/A	N/A
Warrants

Net (loss)/profit per common share:
Basic and diluted	$(0.29)	$(0.07)	$(0.40)	$(0.23)
     As the Company had a net loss for the three months and six months ended March 31, 2008 and April 30, 2007 potential shares of common stock outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
4. Amortization of Stock-based Compensation
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, Co-Chairmen of the Board and Co-Chief Executive Officers, Board of Directors approved the issuance of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and amortized over the term of the employment agreements. The amortization recognized is $0 and $27,000 for the three-month periods ended March 31, 2008 and April 30, 2007, respectively. The amortization recognized is $2,000 and $53,000 for the six-month periods ended March 31, 2008 and April 30, 2007, respectively.
     In August 2005, we issued warrants to purchase 727,500 shares of our common stock to individuals for participation on our Advisory Board. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The warrants had a calculated value of

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$161,001, fully recognized over the two-year vesting period, ended during the fiscal year ended September 30, 2007. The amortization recognized was $13,400 and $27,000 for the three-month and six-month periods ended April 30, 2007.
     On November 17, 2005, our Board of Directors approved the grants to two independent directors of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share. These options vest in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005 and were issued with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk-free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223, recognized over the vesting period. The amortization recognized is $6,900 and $6,900 for the three-month periods ended March 31, 2008 and April 30, 2007, respectively. The amortization recognized is $13,800 and $13,800 for the six-month periods ended March 31, 2008 and April 30, 2007, respectively.
     In December 2006, the Company issued a warrant to purchase 50,000 shares of our common stock to an individual for participation on our Advisory Board. The warrant was issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants had a calculated value of $19,651, recognized over the two-year vesting period. The amortization recognized is $1,600 and $1,100 for the three-month periods ended March 31, 2008 and April 30, 2007, respectively. The amortization recognized is $3,200 and $9,300 for the six-month periods ended March 31, 2008 and April 30, 2007, respectively.
     On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.45 per share to Dennis M. Smith. The shares underlying this option vest in quarterly increments over three years. The option was granted with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The option had a calculated value of $47,162, recognized over the vesting period. The amortization recognized is $3,900 and $3,900 for the three-month periods ended March 31, 2008 and April 30, 2007, respectively. The amortization recognized is $7,900 and $6,600 for the six-month periods ended March 31, 2008 and April 30, 2007, respectively.
     In September 2007, we issued warrants to purchase 350,000 shares of our common stock to six individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.13%, and exercise price of $0.45. The warrants had a calculated value of $13,000, recognized over the two-year vesting period. The amortization recognized is $1,600 and $0 for the three-month periods ended March 31, 2008 and April 30, 2007, respectively. The amortization recognized is $3,400 and $0 for the six-month periods ended March 31, 2008 and April 30, 2007, respectively.
     On October 10, 2007, our Board of Directors approved the grant of an option to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 per share to Dennis M. Smith, following his appointment as our chief financial officer. The shares underlying this option vest according to the following schedule: 150,000 shares are fully vested upon the grant of the option, 150,000 shares vest on October 10, 2008 and the remaining 300,000 shares vest on October 10, 2009; provided that Mr. Smith is employed by us on the applicable vesting dates. The option was granted with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.1%, and exercise price of $0.3125. The option had a calculated value of $50,000, recognized over the vesting period. The amortization recognized is $9,400 and $0 for the three-month periods ended March 31, 2008 and April 30, 2007, respectively. The amortization recognized is $18,800 and $-0- for the six-month periods ended March 31, 2008 and April 30, 2007, respectively.
     In March 2008, our Board of Directors approved the issuance of warrants to purchase 714,285 shares of our common stock to an individual for participation on our Advisory Board. These warrants were issued with an effective date of October 30, 2007 with Black-Scholes assumptions of 101.3% volatility, $0.33 share price, risk-free interest rates of 1.6%, and exercise price of $0.45. The warrants had a calculated value of $94,581, recognized over the two-year exercise period. The amortization recognized is $31,500 and $-0- for the three-month periods ended March 31, 2008 and April 30, 2007, respectively. The amortization recognized is $31,500 and $-0- for the six-month periods ended March 31, 2008 and April 30, 2007, respectively.

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. Consolidated Balance Sheet Details

	March 31, 2008	September 30, 2007
	(in thousands)
Other current assets:
Deposits	$30	$24
Stocks	433	—
Other receivables	1,376	111

	$1,839	$135

Property and equipment:
Computer hardware	76	74
Leasehold improvements	3,618	30
Medical equipment	2,468	1,164
Land	353	—
Accumulated depreciation	(264)	(105)

Property and equipment, net	$6,251	$1,163

6. Advance to CSA II, LLC
     On April 28, 2006, the Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of the Company’s directors and now, its chief financial officer. Under the terms of this agreement, the Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation (“Cross Shore”), pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. On August 29, 2007, Cross Shore completed an acquisition by way of a reverse merger with Research Pharmaceutical Services, Inc. (“RPS”) and changed its name to RPS as part of the transaction. At December 31, 2007, CSA II, LLC held 167,420 common shares in RPS. In addition, for consideration of $239.38, the Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, the Company received a partial repayment of this advance in the amount of $60,654 leaving a balance of approximately $272,000 at January 31, 2007. On June 12, 2006, the Company was reimbursed $75,000, representing expenses associated with this advance. In October 2007, approximately $33,000 was reimbursed to the Company, leaving a balance outstanding of $239,000 as of March 31, 2008. Mr. Smith’s interests in RPS represent less than 2% of the issued and outstanding share capital of the Company as of the date of the completion of the reverse merger in August 2007.
7. Acquisitions
     On November 16, 2006, the Company completed the acquisition of the San Diego ASCs, acquiring 51% of each of the ambulatory surgery centers located in Del Mar, California (“Del Mar”) and Point Loma, California (“Point Loma”) through the purchase of 50.0% limited partner interests and 1.0% general partner interests. The breakdown of goodwill was calculated as follows (in thousands):

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Point Loma	Del Mar	Total

Cash and cash equivalents	$109	$55	$164
Accounts receivable, net	950	569	1,519
Other current assets	91	145	236
Property and equipment, net	428	742	1,170
Accounts payable	(51)	(46)	(97)

Total	1,527	1,465	2,992
Less: Minority interest — 49%	(748)	(731)	(1,479)
Share of net assets	$779	$734	$1,513

Purchase consideration	1,250	1,250	2,500
Goodwill at November 16, 2006	471	516	987
Impairment of goodwill during year ended September 30, 2007	(228)	—	(228)
Goodwill at March 31, 2008	$243	$516	$759
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
     The purchase price allocation was calculated as follows (in thousands):

Cash and cash equivalents	$348
Accounts receivable, net	3,591
Other current assets	550
Property and equipment, net	4,978
Accounts payable	(397)
Accrued expenses	(1,106)
Notes payable	(5,420)

Total	$2,544
Less: Minority interest — 49%	(1,246)

Share of net assets	$1,298

Purchase consideration
Issuance of restricted shares	(1,233)
Incidental costs	$(65)

$(1,298)

     As RHA was acquired out of bankruptcy, no proforma income statement information is presented.
8. Promissory notes
     On October 29, 2007, the Company entered into the following four promissory notes: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $1.0 million; (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $500,000; (iii) a convertible promissory note with Waveland Associates, LLC, a California limited liability company (“Waveland”), in the principal amount of $100,000; and (iv) a convertible promissory note with Steven M. Spector (“Spector”), in the principal amount of $50,000. The notes earned an interest rate of 16% per annum and were not collateralized.

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Each note has an initial term of six months and became due and payable on April 29, 2008 (the “Maturity Date”). [On the Maturity Date, the Company repaid the principal amount of notes. Upon repayment of the notes, SMP and Ciabatonni purchased 1,500 Series 5-A Preferred shares with a face value of $1,500,000 and Waveland and Spector purchased 150 Series 6-A Preferred shares with a face value of $150,000. See “Subsequent Events.”]
     In connection with the issuance of the notes, on October 29, 2007, we issued two groups of warrants to SMP, Ciabattoni, Waveland and Spector. The first group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,980,000 shares of common stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The second group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,237,500 shares of our common stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance.
     There was no beneficial conversion as a result of the issuance of the notes or the warrants.
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
10. Minority Interest
     On November 16, 2006, with the completion of the acquisition of 51% interests in each of the San Diego ASCs, the Company began recording minority interest. Our ownership shares of Del Mar have increased to 60% as of fiscal quarter ended March 31, 2008. Minority interest accounts for the share of the results of the San Diego ASCs were recorded as liabilities totaling $0.8 million and $0.9 million, respectively, for the period ended March 31, 2008 and the fiscal year ended September 30, 2007. The portion of net income attributable to minority interests was approximately $(39,000) and $(122,000) for the three-month and six-month periods ended March 31, 2008, respectively.
     In addition, on October 29, 2007, we acquired 51% of the issued and outstanding membership units of RHA. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services units, all focused on the delivery of healthcare services to rural communities in Oklahoma. Minority interest accounts for the share of the results of the RHA were recorded as liabilities totaling $1.6 million for the period ended March 31, 2008. The portion of net income attributable to minority interests was approximately $129,000 and $291,000 for the three-month and six-month periods ended March 31, 2008, respectively.
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

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In 2003, warrants to purchase shares of our common stock were issued in respect of the issuance of Series B Notes and Series B-1 Notes. As of April 30, 2007, all of these warrants retired unexercised during the fiscal year ended September 30, 2007.
     In July 2005, pursuant to the issuance of 1,478 shares of Series 5-A Preferred Stock, we issued warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors, including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. These warrants have an exercise price of $0.50 per share. Two hundred (200) shares of Series 5-A Preferred Stock and warrants to purchase 90,000 shares of our common stock were subsequently cancelled.
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
     In December 2006, the Company issued a warrant to purchase 50,000 shares of our common stock to an individual for participation on our Advisory Board. The warrant was issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants had a calculated value of $19,651, recognized over the two-year vesting period. The amortization recognized is $1,600 and $1,100 for the three-month periods ended March 31, 2008 and April 30, 2007, respectively. The amortization recognized is $3,200 and $9,300 for the six-month periods ended March 31, 2008 and April 30, 2007, respectively.
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
     In September 2007, we issued warrants to purchase 350,000 shares of our common stock to six individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.13%, and exercise price of $0.45. The warrants had a calculated value of $13,000, recognized over the two-year vesting period. The amortization recognized is $1,600 and $ -0- for the three-month periods ended March 31, 2008 and April 30, 2007, respectively. The amortization recognized is $3,200 and $ -0- for the six-month periods ended March 31, 2008 and April 30, 2007, respectively.
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
     In March 2008, our Board of Directors approved the issuance of warrants to purchase 714,285 shares of our common stock to an individual for participation on our Advisory Board. These warrants were issued with an effective date of October 30, 2007 with Black-Scholes assumptions of 101.3% volatility, $0.33 share price, risk-free interest rates of 1.6%, and exercise price of $0.45. The warrants had a calculated value of $94,581, recognized over the two-year exercise period. The amortization recognized is $31,500 and $-0- for the three-month periods ended March 31,

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2008 and April 30, 2007, respectively. The amortization recognized is $31,500 and $-0- for the six-month periods ended March 31, 2008 and April 30, 2007, respectively.
     In January 2008, pursuant to the issuance of 4,560 shares of Series 5-A Preferred Stock, we issued warrants to purchase 2,736,000 shares of our common stock to a group of investors. These warrants have an exercise price of $0.50 per share.
     In January 2008, we issued warrants to purchase 223,000 shares of our Common Stock to Waveland Capital LLC in connection with the placement of the Series 5-A preferred shares issued in January 2008. These warrants were issued with an effective date of January 15, 2008 with Black-Scholes assumptions of 150.1% volatility, $0.35 share price, risk-free interest rates of 3.0%, and exercise price of $0.50. The warrants had a calculated value of $69,975, which was netted against the proceeds of the issuance.
     On March 31, 2008, pursuant to the issuance of 3,585 shares of Series 6-A Preferred Stock, we issued warrants to purchase 2,151,000 shares of our common stock to a group of investors. These warrants have an exercise price of $0.50 per share.
     On March 31, 2008, we issued warrants to purchase 174,250 shares of our Common Stock to Waveland Capital LLC in connection with the placement of the Series 6-A preferred shares issued in January 2008. These warrants with Black-Scholes assumptions of 182.0% volatility, $0.32 share price, risk-free interest rates of 2.5%, and exercise price of $0.50. The warrants had a calculated value of $53,021, which was netted against the proceeds of the issuance.

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Six Months	Year Ended	Six Months	Year Ended
	Ended March	September 30,	Ended March	September 30,
	31, 2008	2007	31, 2008	2007

Warrants outstanding at beginning of the period	2,898,700	1,724,300	$0.43	$0.43
Granted	9,327,035	1,174,400	$0.34	$0.48
Exercised	—	—	—	—
Cancelled or Expired	—	—	—	—
Converted	—	—	—	—

Warrants outstanding at end of the period	12,225,735	2,898,700	$0.38	$0.45

Warrants exercisable at end of the period	11,418,295	2,671,617	$0.38	$0.45
12. Issuance of Series B Preferred Stock by Subsidiary
     As noted above, on December 2, 2005, through newly created indirect subsidiaries, the Company entered into two the Surgical Center Acquisition Agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ASCs. These acquisitions were completed on November 16, 2006.
     The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions was $2.6 million payable in preferred stock issued by the two acquisition entities, which preferred stock is further exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements. This preferred stock is exchangeable into shares of the Company’s common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009. At March 31, 2008 and September 30, 2007, the total number of shares of Series B Preferred Stock outstanding was 19,990 shares.

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. Preferred Stock
     Effective February 24, 2000, we authorized 5,000,000 shares of preferred stock. The preferred stock is divided into series. The Series 1-A Preferred consists of 2,802,000 shares, the Series 2-A Preferred consists of 1,672,328 shares, the Series 3-A Preferred consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, the Series 5-A Preferred consists of 9,000 shares and the Series 6-A Preferred consists of 5,000 shares. No shares of Series 3-A Preferred Stock or Series 4-A Preferred Stock remain outstanding. Series 1-A Preferred Stock, Series 2-A Preferred Stock, Series 5-A Preferred Stock and Series 6-A Preferred Stock outstanding as of March 31, 2008 and the fiscal year ended September 30, 2007 is described below.
Series 1-A Preferred Stock
     As of the quarter ended March 31, 2008 and the fiscal year ended September 30, 2007, the Company had 67,600 shares of Series 1-A Preferred Stock outstanding with an aggregate liquidation value of $169,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock. The holder of each share of Series 1-A Preferred Stock have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Preferred Stock. Holders of the Series 1-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. There are three holders of Series 1-A Preferred Stock as of March 31, 2008.
Series 2-A Preferred Stock
     As of the quarter ended March 31, 2008 and the fiscal year ended September 30, 2007, the Company had 3,900 shares of Series 2-A Preferred Stock outstanding with an aggregate liquidation value of $24,999. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Preferred Stock. The holder of each share of Series 2-A Preferred Stock have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 2-A Preferred Stock. Holders of the Series 2-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 2-A Preferred Stock, these shares are subject to stated Series 2-A conversion price adjustments. There is one holder of Series 2-A Preferred Stock as of March 31, 2008.
Series 5-A Preferred Stock
     In July 2005, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), pursuant to which we issued and sold 1,478 shares of a newly created class of convertible preferred

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
stock, known Series 5-A Preferred Stock, and warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. Net proceeds from the issuance totaled $1.5 million. Of this amount, 200 shares of Series 5-A Preferred Stock and 90,000 warrants were subsequently cancelled and net proceeds reduced by $0.2 million.
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
     During the quarter ended December 31, 2007, we entered into Purchase Agreements, pursuant to which we issued and sold 185 shares of Series 5-A Preferred Stock, and warrants to purchase an aggregate of 111,000 shares of common stock to a group of investors. Net proceeds from the issuance totaled $0.2 million.
     During the quarter ended March 31, 2008, we entered into Purchase Agreements, pursuant to which we issued and sold 4,560 shares of Series 5-A Preferred Stock, and warrants to purchase an aggregate of 2,736,000 shares of common stock to a group of investors. Net proceeds from the issuance totaled $3.9 million.
     Under the terms of the Purchase Agreement, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 5-A Preferred Stock, pari passu to the holders of Series 6-A Preferred Stock, shall be entitled to receive, after distribution of all amounts due to the holders of the Series 1-A Preferred Stock and Series 2-A Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. Each share of Series 5-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 5-A Preferred Stock, subject to the surrendering of the certificates of the Series 5-A Preferred Stock, shall be automatically converted into shares of common stock at the then applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of Series 5-A Preferred Stock electing to effect such conversion. The holder of each share of Series 5-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 5-A Preferred Stock. Holders of the Series 5-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. Shares of Series 5-A Preferred Stock have an initial conversion price of $0.3125 per share.
     As of March 31, 2008, there were 7,462 shares of Series 5-A Preferred Stock outstanding, convertible into 23,878,400 common shares with an aggregate liquidation value of $7.5 million and an aggregate redemption value of $8.7 million. As of September 30, 2007, there were 2,717 shares of Series 5-A Preferred Stock outstanding, convertible into 8,694,400 common shares with an aggregate liquidation value of $2.7 million and an aggregate redemption value of $2.9 million. There are 63 holders of Series 5-A Preferred Stock as of March 31, 2008.
Series 6-A Preferred Stock
     On March 31, 2008, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement (the “6-A Purchase Agreement”), pursuant to which we issued and sold 3,585 shares of a newly created class of convertible preferred stock, known as Series 6-A Preferred Stock, and warrants to purchase an aggregate of 2,151,000 shares of common stock to a group of investors. Net proceeds from the issuance totaled $3.3 million.
     Under the terms of the 6-A Purchase Agreement, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 6-A Preferred Stock, pari passu to the holders of Series 5-A Preferred

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock, shall be entitled to receive, after distribution of all amounts due to the holders of the Series 1-A Preferred Stock and Series 2-A Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. Each share of Series 6-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 6-A Preferred Stock, subject to the surrendering of the certificates of the Series 6-A Preferred Stock, shall be automatically converted into shares of common stock at the then applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of Series 6-A Preferred Stock electing to effect such conversion. The holder of each share of Series 6-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 5-A Preferred Stock. Holders of the Series 6-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. Shares of Series 6-A Preferred Stock have an initial conversion price of $0.3125 per share.
     As of March 31, 2008, there were 3,585 shares of Series 6-A Preferred Stock outstanding, convertible into 11,472,000 common shares with an aggregate liquidation value of $3,585,000 and an aggregate redemption value of $4.3 million. As of September 30, 2007, there were no shares of Series 6-A Preferred Stock outstanding. There are 28 holders of Series 6-A Preferred Stock as of March 31, 2008.
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
     No new litigation has been filed or threatened during the quarter ended March 31, 2008.
15. Subsequent Events
Announcements of Outsourcing Relationships
     On April 1, 2008, we announced that we have signed strategic agreements with two healthcare infrastructure and operational support companies, PHNS Inc. (“PHNS”) and Financial Resource Group, LLC (“FRG”). PHNS is a Dallas-based company that provides a suite of strategic solutions including information technology, health information management and patient counting/business office services to hospitals and multi-facility healthcare systems. FRG, also a Dallas-based company, is a healthcare consulting company that offers management and finance solutions, including finance, accounting and supply chain services, to complex problems of hospital, health system and physician clients.

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Acquisition of SPMC
     On April 24, 2008, our indirect subsidiary, RHA Anadarko, LLC, an Oklahoma limited liability company, entered into an Agreement and Plan of Merger (the “Merger Agreement”), attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on April 30, 2008, with RHA Anadarko, LLC (the “Parent”), an Oklahoma limited liability company and our indirect subsidiary, SPMC Acquisition Company (the “Merger Sub”), an Oklahoma corporation and ultimate subsidiary of Rural Health Acquisition, LLC (“RHA”), Southern Plains Medical Center, Inc., an Oklahoma corporation (the “Target”), and thirteen shareholders of the Target (each a “Target Shareholder” and collectively, the “Target Shareholders”), each of which own two shares of Target. The transactions contemplated by the Merger Agreement closed on May 1, 2008.
     Upon closing, the Merger Sub was merged with and into the Target (the “Merger”), with the Target as the surviving corporation. In conjunction with the Merger, we contributed to RHA (i) 975,000 shares of our Common Stock, par value $0.01 per share and (ii) cash payment of $910,000, which stock and cash RHA will in turn contribute to Parent to capitalize the Merger Sub, and which will be used as merger consideration.
     Upon Closing, each share of the Common Stock of the Target (the “Target Common Stock”) outstanding immediately prior to Closing was automatically cancelled and retired. In exchange for the cancellation of their shares of Target Common Stock, each Target Shareholder’s canceled certificates represented the right to receive, in the aggregate, a total of (i) $100,000 (the “Cash Merger Consideration”) and (ii) 75,000 shares of Common Stock (the “Stock Merger Consideration”). Each share of the common stock of the Merger Sub issued and outstanding immediately prior to Closing will be automatically converted into and exchanged for one share of the common stock, par value $0.01 per share, of the surviving corporation.
     At Closing, each Target Shareholder received: (i) thirty percent (30%) of the aggregate Cash Merger Consideration that such Target Shareholder was entitled to receive, and (ii) a stock certificate representing twenty-five percent (25%) of the aggregate number of shares of Stock Merger Consideration that such Target Shareholder was entitled to receive. The remaining seventy percent (70%) of the Cash Merger Consideration (the “Deferred Cash Merger Consideration”), and the remaining seventy-five percent (75%) of the Stock Merger Consideration (the “Escrowed Common Stock”) will be escrowed in an account at Compass Bank (the “Escrow Agent”), as provided by the Merger Agreement and in accordance with the escrow agreement executed by the parties at closing (the “Escrow Agreement”).
     Subject to the terms of the Escrow Agreement, and provided that the relevant Target Shareholder is an Eligible Target Shareholder (as defined in the Escrow Agreement) on the relevant distribution date: (i) ninety days after Closing and at the end of each of the next eleven ninety day periods thereafter, the Escrow Agent shall distribute to each Eligible Target Shareholder one twelfth of the total Deferred Cash Merger Consideration that such Eligible Target Shareholder is entitled to receive, and (ii) on each anniversary of the Closing, the Escrow Agent shall distribute to each Eligible Target Shareholder fifteen percent (15%) of the number of shares of Escrowed Common Stock that such Eligible Target Shareholder is entitled to receive under the terms of the Merger Agreement. The transaction closed on May 1, 2008.
Repayment of Loan
          On October 29, 2007, we entered into the following four promissory notes: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $1.0 million; (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $500,000; (iii) a convertible promissory note with Waveland Associates, LLC, a California limited liability company (“Waveland”), in the principal amount of $100,000; and (iv) a convertible promissory note with Steven M. Spector (“Spector”), in the principal amount of $50,000. Each note had an initial term of six months and became due and payable on April 29, 2008 (the “Maturity Date”). The notes earned an interest rate of 16% per annum and were not collateralized.
     On April 29, 2008, we reached an agreement with SMP, Waveland, Spector, and Ciabattoni (SMP, Waveland, Spector and Ciabattoni are collectively referred to as the “Holders”) to repay, in their entirety, loans totaling $1,650,000, which were made to us by the Holders pursuant to promissory notes dated October 29, 2007.
     On April 29, 2008, we repaid $1,000,000 to SMP and $500,000 to Ciabattoni in complete satisfaction of the loans by SMP and Ciabattoni to us. On May 1, 2008, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreements in substantially the form attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on

Tri-Isthmus Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 7, 2008, SMP and Ciabattoni used the repaid amounts to purchase units consisting of our shares of Series 5-A Convertible Preferred Stock, par value $0.01 per share (the “Series 5-A Preferred Stock”), and warrants to purchase shares of our common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance in substantially the form attached as Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on May 7, 2008 (the “Warrants”). The purchase price for the Series 5-A Preferred Stock and the Warrants was $1,000.00 per unit, with each unit consisting of one (1) share of Series 5-A Preferred Stock and a Warrant to purchase up to six hundred (600) shares of Common Stock.
     On May 5, 2008, we issued and sold one hundred (100) shares of our Series 6-A Convertible Preferred Stock, par value $0.01 per share (the “Series 6-A Preferred Stock”) to Waveland and 50 shares of our Series 6-A Preferred Stock to Spector in complete satisfaction of the loans made to us by Waveland and Spector, pursuant to the letter agreements between us and Waveland and Spector in substantially the form attached as Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on May 7, 2008.
     In connection with the issuance of the notes, on October 29, 2007, we issued two groups of warrants to SMP, Ciabattoni, Waveland and Spector. The first group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,980,000 shares of common stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The second group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,237,500 shares of our common stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance.
     The issuances and sales of the shares of the Series 5-A Preferred Stock, the Series 6-A Preferred Stock and the Warrants were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) and Regulation D promulgated under the Securities Act. Each of the Holders represented to us in writing that he, she or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.
Issuance of Additional Series 5-A Preferred Shares
     As a result of the repayment of loans, described above, we issued additional shares of Series 5-A preferred stock. In May 2008, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, in substantially the form attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on May 7, 2008, with various investors, whereby we issued and sold additional shares of our Series 5-A Convertible Preferred Stock, par value $0.01 per share, and warrants to purchase our Common Stock, par value $0.01 per share, in a private placement.
     The issuance and sale of the shares of Series 5-A Preferred Stock and warrants to purchase Common Stock were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. The transaction closed May 1, 2008.
Issuance of Additional Series 6-A Preferred Shares
     As a result of the repayment of loans, described above, we issued additional shares of Series 6-A preferred stock. In May 2008, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement, pursuant to letter agreements in substantially the form attached as Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on May 7, 2008, with various investors, whereby we issued and sold additional shares of our Series 6-A Convertible Preferred Stock, par value $0.01 per share, and warrants to purchase our Common Stock, par value $0.01 per share, in a private placement.
     The issuance and sale of the shares of Series 6-A Preferred Stock and warrants to purchase Common Stock were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. The transaction closed May 1, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.
FORWARD LOOKING STATEMENTS
     The discussion in this Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, possession of significant voting control over us by the holders of our Series 5-A Preferred Stock, our limited cash resources, our ability to redirect and finance our business, our significant corporate and SEC-related expenses and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation, other risks discussed in our Annual Report on Form 10-KT/A for the fiscal year ended September 30, 2007, under the heading “Risk Factors,” and the risks discussed in our other SEC filings.
OVERVIEW
RECENT DEVELOPMENTS
Issuance of Additional Series 5-A Preferred Shares and Warrants
     On January 14, 2008, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement (the “Series 5-A Purchase Agreement”), substantially in the form attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on January 22, 2008, with various investors, whereby we issued and sold additional shares of our Series 5-A Convertible Preferred Stock, par value $0.01 per share, and warrants to purchase our Common Stock, par value $0.01 per share, in a private placement. The issuance and sale of the shares of Series 5-A Preferred Stock and warrants to purchase Common Stock were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. Through January 14, 2008 and in connection with the Series 5-A Purchase Agreement, we received subscriptions from the Investors for an aggregate of $4,560,000 to purchase (a) an additional 4,560 shares of Series 5-A Preferred Stock and (b) warrants to purchase a total of 2,736,000 shares of Common Stock, at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance, in substantially the form attached as Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on January 22, 2008. The transaction closed on January 15, 2008.
     We engaged Waveland Capital Partners, LLC, a FINRA member broker-dealer, as our placement agent in connection with the above-described private placement. We paid Waveland Capital Partners, cash commissions of approximately $342,000 and issued warrants to purchase shares of Common Stock in an amount equal to five percent (5%) of Waveland Capital Partners’ sales delivered to us. The warrants are exercisable for a period of five years from the date of issuance, at an exercise price of $0.50 per share, and include piggy-back registration rights and net exercise provisions, in substantially the form attached as Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on January 22, 2008. The purchase price for the Series 5-A Preferred Stock and the Warrants was $1,000.00 per unit, with each unit consisting of one share of Series 5-A Preferred Stock and a warrant to purchase up to six hundred shares of Common Stock. Each of the Investors represented to us in writing that he, she or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act. On January 15, 2008, we issued warrants to acquire up to 223,000 shares of our Common Stock to Waveland Capital Partners as the five percent (5%) commission on the Series 5-A Preferred Stock transaction.
Issuance of Warrants
     On March 21, 2008, we issued a warrant, dated as of October 30, 2007, to SMP Investments I, LLC, a Michigan limited liability company (“SMP I”), to purchase up to 714,285 shares of our common stock, par value $0.01 per share, at an exercise price of $0.45 per share, in consideration of the service on our advisory board by Brian Potiker, SMP I’s manager. The warrant, in substantially the form attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on March 26, 2008, is exercisable until October 30, 2009. The warrant was privately placed with SMP I pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act. SMP I represented to us in writing that it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.
Issuance of Series 6-A Preferred Shares
     On March 31, 2008, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement, in the form attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on April 3, 2008, with various investors, whereby we issued and sold shares of our Series 6-A Convertible Preferred Stock, par value $0.01 per share, and warrants to purchase our Common Stock, par value $0.01 per share, in a private placement. The issuance and sale of the shares of Series 6-A Preferred Stock and warrants to purchase Common Stock were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) and Regulation D promulgated under the Securities Act. Through March 31, 2008 and in connection with the Series 6-A Preferred Stock and Warrant Purchase Agreement, we received subscriptions from the investors for an aggregate of $3,585,000.00 to purchase (a) 3,585 shares of Series 6-A Preferred Stock and (b) warrants to purchase a total of 2,151,000 shares of Common Stock, at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance, in substantially the form attached as Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on April 3, 2008 (the “Investor Warrants”). The number of shares and per share purchase price under these Investor Warrants are subject to adjustment as a result of stock dividends, distributions payable in common stock or other securities, stock splits, reverse stock splits, recapitalizations, reclassifications, exchanges, reorganizations, mergers, consolidations or sales of assets. The holders of the Investor Warrants will not be entitled to any voting rights or any other rights as a stockholder of our Company until they are duly exercised for shares of common stock. The purchase price for the Series 6-A Preferred Stock and the Investor Warrants was $1,000.00 per unit, with each unit consisting of one share of Series 6-A Preferred Stock and a warrant to purchase up to six hundred shares of Common Stock. Each of the Investors represented to us in writing that he, she or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act. The transaction closed on March 31, 2008.
     We engaged Waveland Capital Partners, LLC, a FINRA member broker-dealer, as our placement agent in connection with the above-described private placement. We paid Waveland Capital Partners cash commissions of approximately $261,375 and issued warrants to purchase shares of Common Stock in an amount equal to five percent (5%) of Waveland Capital Partners’ sales delivered to us, in substantially the form attached as Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on April 3, 2008. The warrants are exercisable for a period of five years from the date of issuance, at an exercise price of $0.50 per share, and include piggy-back registration rights and net exercise provisions. The number of shares and per share purchase price under these warrants are subject to adjustment as a result of stock dividends, distributions payable in common stock or other securities, stock splits, reverse stock splits, recapitalizations, reclassifications, exchanges, reorganizations, mergers, consolidations or sales of assets. The holders of these warrants will not be entitled to any voting rights or any other rights as a stockholder of our Company until they are duly exercised for shares of common stock. On March 31, 2008. we issued warrants to acquire up to 174,250 shares of our Common Stock to Waveland Capital Partners as the five percent (5%) commission on the Series 6-A Preferred Stock transaction.
SUBSEQUENT EVENTS
Entry into Strategic Outsourcing Relationships
     On April 1, 2008, we announced that we have signed strategic agreements with two healthcare infrastructure and operational support companies, PHNS Inc. (“PHNS”) and Financial Resource Group, LLC (“FRG”). PHNS is a Dallas-based company that provides a suite of strategic solutions including information technology, health information management and patient counting/business office services to hospitals and multi-facility healthcare systems. FRG, also a Dallas-based company, is a healthcare consulting company that offers management and finance solutions, including finance, accounting and supply chain services, to complex problems of hospital, health system and physician clients.
Acquisition of SPMC
     On April 24, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on April 30, 2008, with RHA Anadarko, LLC (the “Parent”), an Oklahoma limited liability company and our indirect subsidiary, SPMC Acquisition Company (the “Merger Sub”), an Oklahoma corporation and ultimate subsidiary of Rural Health Acquisition, LLC (“RHA”),

Southern Plains Medical Center, Inc., an Oklahoma corporation (the “Target”), and thirteen shareholders of the Target (each a “Target Shareholder” and collectively, the “Target Shareholders”), each of which own two shares of Target. The transactions contemplated by the Merger Agreement closed on May 1, 2008.
     At closing, the Merger Sub merged with and into the Target (the “Merger”), with the Target as the surviving corporation. In conjunction with the Merger, we contributed to RHA (i) 975,000 shares of our Common Stock, par value $0.01 per share and (ii) cash payment of $910,000, which stock and cash RHA in turn contributed to Parent to capitalize the Merger Sub, and which was used as merger consideration.
     At closing, each share of the Common Stock of the Target (the “Target Common Stock”) outstanding immediately prior to Closing was automatically cancelled and retired. In exchange for the cancellation of their shares of Target Common Stock, each Target Shareholder’s canceled certificates represented the right to receive, in the aggregate, a total of (i) $100,000 (the “Cash Merger Consideration”) and (ii) 75,000 shares of Common Stock (the “Stock Merger Consideration”). Each share of the common stock of the Merger Sub issued and outstanding immediately prior to Closing was automatically converted into and exchanged for one share of the common stock, par value $0.01 per share, of the surviving corporation.
     At Closing, each Target Shareholder received: (i) thirty percent (30%) of the aggregate Cash Merger Consideration that such Target Shareholder was entitled to receive, and (ii) a stock certificate representing twenty-five percent (25%) of the aggregate number of shares of Stock Merger Consideration that such Target Shareholder was entitled to receive. The remaining seventy percent (70%) of the Cash Merger Consideration (the “Deferred Cash Merger Consideration”), and the remaining seventy-five percent (75%) of the Stock Merger Consideration (the “Escrowed Common Stock”) are escrowed in an account at Compass Bank (the “Escrow Agent”), as provided by the Merger Agreement and in accordance with the escrow agreement that was executed by the parties at closing (the “Escrow Agreement”).
     Subject to the terms of the Escrow Agreement, and provided that the relevant Target Shareholder is an Eligible Target Shareholder (as defined in the Escrow Agreement) on the relevant distribution date: (i) ninety days after Closing and at the end of each of the next eleven ninety day periods thereafter, the Escrow Agent shall distribute to each Eligible Target Shareholder one twelfth of the total Deferred Cash Merger Consideration that such Eligible Target Shareholder is entitled to receive, and (ii) on each anniversary of the Closing, the Escrow Agent shall distribute to each Eligible Target Shareholder fifteen percent (15%) of the number of shares of Escrowed Common Stock that such Eligible Target Shareholder is entitled to receive under the terms of the Merger Agreement. The transaction closed on May 1, 2008.
Repayment of Loan
          On October 29, 2007, we entered into the following four promissory notes: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $1.0 million; (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $500,000; (iii) a convertible promissory note with Waveland Associates, LLC, a California limited liability company (“Waveland”), in the principal amount of $100,000; and (iv) a convertible promissory note with Steven M. Spector (“Spector”), in the principal amount of $50,000. Each note had an initial term of six months and became due and payable on April 29, 2008 (the “Maturity Date”). The notes earned an interest rate of 16% per annum and were not collateralized.
     On April 29, 2008, we reached an agreement with SMP, Waveland, Spector, and Ciabattoni dated August 17, 2000 (SMP, Waveland, Spector and Ciabattoni are collectively referred to as the “Holders”) to repay, in their entirety, loans totaling $1,650,000, which were made to us by the Holders pursuant to promissory notes dated October 29, 2007.
     On April 29, 2008, we repaid $1,000,000 to SMP and $500,000 to Ciabattoni in complete satisfaction of the loans by SMP and Ciabattoni to us. On May 1, 2008, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreements in substantially the form attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on May 7, 2008, SMP and Ciabattoni used the repaid amounts to purchase units consisting of our shares of Series 5-A Convertible Preferred Stock, par value $0.01 per share (the “Series 5-A Preferred Stock”), and warrants to purchase shares of our common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance in substantially the form attached as Exhibit 10.2 to a Current Report on Form 8-K filed with the SEC on May 7, 2008 (the “Warrants”). The purchase price for the Series 5-

A Preferred Stock and the Warrants was $1,000.00 per unit, with each unit consisting of one (1) share of Series 5-A Preferred Stock and a Warrant to purchase up to six hundred (600) shares of Common Stock.
     On May 5, 2008, we issued and sold one hundred (100) shares of our Series 6-A Convertible Preferred Stock, par value $0.01 per share (the “Series 6-A Preferred Stock”) to Waveland and 50 shares of our Series 6-A Preferred Stock to Spector in complete satisfaction of the loans made to us by Waveland and Spector, pursuant to the letter agreements between us and Waveland and Spector in substantially the form attached as Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on May 7, 2008.
     In connection with the issuance of the notes, on October 29, 2007, we issued two groups of warrants to SMP, Ciabattoni, Waveland and Spector. The first group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,980,000 shares of common stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The second group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,237,500 shares of our common stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance.
     The issuances and sales of the shares of the Series 5-A Preferred Stock, the Series 6-A Preferred Stock and the Warrants were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) and Regulation D promulgated under the Securities Act. Each of the Holders represented to us in writing that he, she or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.
Issuance of Additional Series 5-A Preferred Shares
     As a result of the repayment of loans, described above, we issued additional shares of Series 5-A preferred stock. In May 2008, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, in substantially the form attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on May 7, 2008, with various investors, whereby we issued and sold additional shares of our Series 5-A Convertible Preferred Stock, par value $0.01 per share, and warrants to purchase our Common Stock, par value $0.01 per share, in a private placement.
     The issuance and sale of the shares of Series 5-A Preferred Stock and warrants to purchase Common Stock were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. The transaction will close May 1, 2008.
Issuance of Additional Series 6-A Preferred Shares
     As a result of the repayment of loans, described above, we issued additional shares of Series 6-A preferred stock. In May 2008, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement, pursuant to letter agreements in substantially the form attached as Exhibit 10.3 to a Current Report on Form 8-K filed with the SEC on May 7, 2008, with various investors, whereby we issued and sold additional shares of our Series 6-A Convertible Preferred Stock, par value $0.01 per share, and warrants to purchase our Common Stock, par value $0.01 per share, in a private placement.
     The issuance and sale of the shares of Series 6-A Preferred Stock and warrants to purchase Common Stock were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. The transaction will close in the month of May 2008.
CURRENT OPERATIONS
     During the fiscal year ended January 31, 2007, we resumed active operations following the acquisition of the two San Diego ASCs. As noted previously, on December 2, 2005, through newly created indirect subsidiaries, we entered into agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ASCs. These acquisitions were completed on November 16, 2006. In June 2007, we consolidated the operations of the San Diego ASCs at the Del Mar facility. We expect to sell or re-organize the remaining assets and leases at Point Loma during the fiscal year ended September 30, 2008. In the fiscal quarter ended March 31, 2008, we increased our ownership position in Del Mar to sixty percent (60%).

     On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC (“RHA”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma.
     On May 1, 2008, we acquired Southern Plains Medical Center, Inc., an Oklahoma corporation. Southern Plains Medical Center includes 21 physicians and offers a wide range of services including cardiology, pediatrics, oncology, orthopedics, radiology and urgent care to services Oklahoma communities
STRATEGY
     With the completion of the acquisition of the San Diego ASCs, our strategy evolved during the fiscal year ended January 31, 2007 from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we actively seek to build a portfolio of interests in healthcare services operations, including rural hospitals, ASCs, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. The RHA acquisition in October 2007 is consistent with this strategy, as is the acquisition of Southern Plains Medical Center, completed on May 1, 2008.
     Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA, the San Diego ASCs and Southern Plains Medical Center, and (ii) equity positions in a diversified portfolio of minority interests in ASCs with a history of positive cash flows. In addition, we expect to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended		Six months ended
	March 31, 2008	April 30, 2007	March 31, 2008	April 30, 2007

Revenue from services	$6,512	$880	$11,257	$1,582

Costs and expenses:
Selling, general and administrative expenses	6,833	1,071	11,659	2,476
Amortization of stock- based compensation	62	54	81	111
Depreciation and amortization	94	27	159	56

Total costs and expenses, net	6,989	1,152	11,899	2,643

Operating loss	(477)	(272)	(642)	(1,061)

Interest income	52	—	75	1
Interest expense	(315)	—	(509)	—
Minority interest	(90)	27	(169)	195

Net loss from operations before taxation and non-cash beneficial conversion feature	$(830)	$(245)	$(1,245)	$(865)
Taxation	—	—	—	—

Net loss	$(830)	$(245)	$(1,245)	$(865)
Non-cash beneficial conversion feature preferred dividend	(1,521)	—	(1,521)	—

Net loss attributable to common shareholders (Note 2)	$(2,351)	$(245)	$(2,766)	$(865)

Net loss per common share:
Basic	$(0.29)	$(0.07)	$(0.40)	$(0.23)

Diluted	N/A	N/A	N/A	N/A

MATERIAL CHANGES IN RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2008, COMPARED TO THREE MONTHS ENDED APRIL 30, 2007 AND SIX MONTHS ENDED MARCH 31, 2008, COMPARED TO SIX MONTHS ENDED APRIL 30, 2007
REVENUE
     Revenue from services totaled $6.5 million for the three-month period ended March 31, 2008 and $11.3 million for the six-month period ended March 31, 2008, compared with $0.9 million and $1.6 million for the three-month period ended April 30, 2007 and six-month period ended April 30, 2007, respectively. The increase in revenues arose primarily from the increase in revenues from RHA following the acquisition in October 2007 and increased revenues from the Del Mar ASC.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses relating to operations increased by $5.8 million to $6.8 million for the three-month period ended March 31, 2008 when compared with the three-month period ended April 30, 2007 and by $9.2 million to $11.7 million for the six-month period March 31, 2008 when compared with the six-month period ended April 30, 2007. The increases were associated with the addition of the RHA operations and increased activity at the Del Mar ASC.
INTEREST INCOME
     Interest income is derived from interest income earned on cash and cash equivalents.
INTEREST EXPENSE
     Interest expense grew to $0.3 million for the three-month period ended March 31, 2008 and $0.5 million for the six-month period ended March 31, 2008, compared to $0 for the three-month and six-month periods ended April 30, 2007. These additional expenses were associated with debt assumed with the acquisition of RHA and borrowings in the amount of $1.65 million under promissory notes.
BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
     The weighted average number of shares of 8.3 million for the three-month period ended March 31, 2008 increased 4.5 million from 3.8 million as of April 30, 2007, principally arising from the issuance of 0.15 million shares of common stock for fees incurred in connection with the management of the San Diego ASCs and 4.25 million shares of common stock issued to Carol Schuster as consideration in respect of the acquisition of RHS.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT MARCH 31, 2008, COMPARED TO SEPTEMBER 30, 2007:
CASH AND CASH EQUIVALENTS
     As of March 31, 2008, cash and cash equivalents totaled $7.7 million, an increase of $7.0 million when compared with the $0.7 million on hand at September 30, 2007. This increase in cash and cash equivalents was due to cash generated from sales of our preferred stock, offset by cash used in operating activities of $1.9 million.
ACCOUNTS RECEIVABLES
     As of March 31, 2008, accounts receivables totaled $6.0 million, an increase of $4.6 million from $1.4 million at September 30, 2007. The increase in revenue subsequent to the acquisition of RHA resulted in higher accounts receivables.
PREPAID EXPENSES
     As of March 31, 2008, prepaid expenses totaled $0.4 million, an increase of $0.4 million from $23,000 at September 30, 2007. The increase in prepaid expenses arose principally as a result of the RHA acquisition.
OTHER CURRENT ASSETS
     As of March 31, 2008, other current assets totaled $1.9 million, consisting of deposits of $30,000, stocks of $433,000 and other receivables of $1,376,000. As of September 30, 2007, other current assets consisted of deposits of $24,000 and $111,000 of other receivables.
GOODWILL
     As of March 31, 2008, goodwill amounted to $0.8 million, unchanged from the amount recorded as of September 30, 2007.

ACCOUNTS PAYABLE
     As of March 31, 2008, accounts payable were $1.1 million, an increase of $0.4 million, from $0.7 million at September 30, 2007. This relates principally to accounts payable at RHA.
ACCRUED EXPENSES
     As of March 31, 2008, accrued expenses were $2.1 million, an increase of $1.3 million when compared with the amount outstanding at September 30, 2007. The increase in accrued expenses is associated with operational activities following the acquisition of RHA.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents totaled $7.7 million as of March 31, 2008, as compared to $0.7 million at September 30, 2007, an increase of $7.0 million. As of March 31, 2008, we had positive working capital of $5.7 million compared with working capital of $1.0 million at September 30, 2007. As of March 31, 2008, we had a shareholders’ deficit of $3.0 million, as compared to a shareholders’ deficit of $3.3 million as of September 30, 2007.
     Net cash provided by investing activities in the six-month period ended March 31, 2008 was $46,000 as compared with net cash provided of $0.2 million in the six-month period ended April 30, 2007.
     Cash generated in respect of financing activities totaled $8.8 million in the six-month period ended March 31, 2008, derived principally from proceeds of $1.65 million in promissory notes issued and the issuance of new Series 5-A Preferred and Series 6-A Preferred stock. $1.0 million in cash was generated from financing activities during the comparable six-month period ended April 30, 2007.
     As of March 31, 2008 we had current liabilities of $10.5 million and current assets of $16.2 million, including $7.7 million in cash and cash equivalents.
     We have sustained operating losses since our inception and had an accumulated deficit of approximately $71.4 million as of March 31, 2008. These losses have been funded principally through, the issuance of preferred stock, cash generated from the disposal of our interest in Vsource Asia and the issuance of promissory notes.
OFF-BALANCE SHEET FINANCING
     We have no “off-balance sheet” financing arrangements.
CRITICAL ACCOUNTING POLICIES
     For critical accounting policies affecting us, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-KT/A for the year ended September 30, 2007. Critical accounting policies affecting us have not changed materially since September 30, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     For quantitative and qualitative disclosures about market risks affecting us, see Item 7A “Quantitative and Qualitative Disclosure About Market Risk” of our Annual Report on Form 10-KT/A for the transition period ended September 30, 2007. Our exposure to market risk has not changed materially since September 30, 2007.

Item 4.	CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), each of our Chief Executive Officer and our Chief Financial Officer has concluded that he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) were not effective as of March 31, 2008.
     (b) Changes in Internal Control Over Financial Reporting: There was no significant change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
     None.

Item 1A.	RISK FACTORS
     The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-KT/A for the transition period ended September 30, 2007. For the quarter ended March 31, 2008, there has been no significant change to the identified risk factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In connection with the issuance of the notes, on October 29, 2007, we issued two groups of warrants to SMP, Ciabattoni, Waveland and Spector. The first group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,980,000 shares of common stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The second group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,237,500 shares of our common stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance.
     On January 14, 2008, we privately placed a total of 4,560 shares of our Series 5-A Preferred Stock and warrants to purchase an aggregate of 2,736,000 shares of common stock to 26 investors for an aggregate purchase price of $4,560,000. We used the services of Waveland Capital Partners, LLC, a FINRA member broker-dealer, as our placement agent in connection with the above-described private placement. We paid Waveland Capital Partners, cash commissions of approximately $334,500 and issued warrants to purchase shares of Common Stock in an amount equal to 5% of Waveland Capital Partners’ sales delivered to us. We relied on the exemptions from registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each investor represented in writing to us that he was an “Accredited Investor” as that term is defined in Rule 501(a) of Regulation D. On January 15, 2008, we issued warrants to acquire up to 223,000 shares of our Common Stock to Waveland Capital Partners as the five percent (5%) commission on the Series 5-A Preferred Stock transaction.
     On March 21, 2008, we issued a warrant, dated as of October 30, 2007, to SMP Investments I, LLC, a Michigan limited liability company (“SMP I”), to purchase up to 714,285 shares of our common stock, par value $0.01 per share, at an exercise price of $0.45 per share, in consideration of the service on our advisory board by Brian Potiker, SMP I’s manager. The warrant, in substantially the form attached as Exhibit 10.1 to a Current Report on Form 8-K filed with the SEC on March 26, 2008, is exercisable until October 30, 2009. The warrant was privately placed with SMP I pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated under the Securities Act. SMP I represented to us in writing that it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D.
     On March 31, 2008, we privately placed a total of 3,585 shares of our Series 6-A Preferred Stock and warrant to purchase an aggregate of 2,151,000 shares of common stock to 28 investors for an aggregate purchase price of $3,585,000. We used the services of Waveland Capital Partners, LLC, a FINRA member broker-dealer, as our placement agent in connection with the above-described private placement. We paid Waveland Capital Partners, cash commissions of approximately $261,375 and issued warrants to purchase shares of Common Stock in an amount equal to 5% of Waveland Capital Partners’ sales delivered to us. We relied on the exemptions from registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. Each investor represented in writing to us that he was an “Accredited Investor” as that term is defined in Rule 501(a) of Regulation D. On March 31, 2008, we issued warrants to acquire up to 174,250 shares of our Common Stock to Waveland Capital Partners as the five percent (5%) commission on the Series 6-A Preferred Stock transaction.

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
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk (*) have been previously filed with the Securities and Exchange Commission (“SEC”) as indicated and are incorporated herein by reference):
3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.2	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock

4.3*	Certificate of Designations of Rights and Preferences of Series 6-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.1*	Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on January 22, 2008)

10.2*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, filed with the SEC on January 22, 2008)

10.3*	Form of Advisory Board Warrant (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on March 26, 2008)

10.4*	Series 6-A Preferred Stock and Warrants Purchase Agreement, dated as of March 31, 2008 by and among Tri-Isthmus Group, Inc. and the investors listed on Exhibit A, as attached (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.5*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.6*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.7*	Agreement and Plan of Merger, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (“Parent”), SPMC Acquisition Corporation, an Oklahoma corporation and wholly-owned subsidiary of Parent (“Merger Sub”), Southern Plains Medical Center, Inc., an Oklahoma corporation (“Target”), and each of the shareholders of Target (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.8*	Escrow Agreement, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (together with any successor, “Parent”), SPMC Acquisition Company, an Oklahoma corporation and a wholly owned subsidiary of Parent (“Merger Sub”), Southern Plains Medical Center, Inc., an Oklahoma corporation (“Target”), each of the shareholders of Target and Compass Bank, as escrow agent (filed as Exhibit C to Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.9*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.10*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.11*	Form of Letter Agreement (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on May 7, 2008)

16.1*	Letters from Mendoza Berger & Company LLP dated February 11, 2008 regarding change in independent accountant (filed as Exhibit 16.1 to the Form 8-K, as filed with the SEC on February 11, 2008)

16.2*	Letter from Mendoza Berger & Company LLP dated February 12, 2008 regarding change in independent accountant (filed as Exhibit 16.1 to the Form 8-K/A, as filed with the SEC on February 12, 2008)

16.3*	Letters from Mendoza Berger & Company LLP dated February 19, 2008 regarding change in independent accountant (filed as Exhibit 16.1 to the Form 8-K/A, as filed with the SEC on February 19, 2008)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2008	Tri-Isthmus Group, Inc.
(Registrant)

	By:	/s/ David Hirschhorn
David Hirschhorn
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2008	/s/ Dennis M. Smith
Dennis M. Smith
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.2	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock

4.3*	Certificate of Designations of Rights and Preferences of Series 6-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.1*	Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on January 22, 2008)

10.2*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, filed with the SEC on January 22, 2008)

10.3*	Form of Advisory Board Warrant (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on March 26, 2008)

10.4*	Series 6-A Preferred Stock and Warrants Purchase Agreement, dated as of March 31, 2008 by and among Tri-Isthmus Group, Inc. and the investors listed on Exhibit A, as attached (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.5*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.6*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.7*	Agreement and Plan of Merger, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (“Parent”), SPMC Acquisition Corporation, an Oklahoma corporation and wholly-owned subsidiary of Parent (“Merger Sub”), Southern Plains Medical Center, Inc., an Oklahoma corporation (“Target”), and each of the shareholders of Target (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.8*	Escrow Agreement, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (together with any successor, “Parent”), SPMC Acquisition Company, an Oklahoma corporation and a wholly owned subsidiary of Parent (“Merger Sub”), Southern Plains Medical Center, Inc., an Oklahoma corporation (“Target”), each of the shareholders of Target and Compass Bank, as escrow agent (filed as Exhibit C to Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.9*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.10*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.11*	Form of Letter Agreement (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on May 7, 2008)

16.1*	Letters from Mendoza Berger & Company LLP dated February 11, 2008 regarding change in independent accountant (filed as Exhibit 16.1 to the Form 8-K, as filed with the SEC on February 11, 2008)

16.2*	Letter from Mendoza Berger & Company LLP dated February 12, 2008 regarding change in independent accountant (filed as Exhibit 16.1 to the Form 8-K/A, as filed with the SEC on February 12, 2008)

16.3*	Letters from Mendoza Berger & Company LLP dated February 19, 2008 regarding change in independent accountant (filed as Exhibit 16.1 to the Form 8-K/A, as filed with the SEC on February 19, 2008)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.