Form 10-Q
period 2008-06-30
TRI-ISTHMUS GROUP, INC.
filed 2008-08-19
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NO.: 000-30326
TRI-ISTHMUS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0557617
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

9663 Santa Monica Blvd., #959
Beverly Hills, California 90210	90210
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of August 15 , 2008     9,353,075

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,089	$733
Restricted cash	1,955	—
Accounts receivable, net of allowance for uncollectible accounts	8,048	1,418
Advance to affiliated entity (note 6)	239	273
Prepaid expenses	474	23
Other current assets	2,058	135

Total current assets	16,863	2,582

Property and equipment, net	11,141	1,163
Goodwill (Note 7)	759	759
Other Assets	329	—

Total assets	$29,092	$4,504

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,106	$678
Accrued expenses	2,048	792
Staff accruals	657	154
Notes payable, current portion	4,980	—

Total current liabilities	9,791	1,624

Notes payable, net of current portion (Note 8)	5,202	—
Commitments and contingencies (Note 9)	—	—
Minority interest (Note 10)	2,334	920
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

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2008	September 30, 2007
	(Unaudited)
Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of June 30, 2008 and September 30, 2007)
(Aggregate liquidation value is $169 as of June 30 and September 30, 2007)	$166	$166
Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of June 30, 2008 and September 30, 2007)
(Aggregate liquidation value is $25 as of June 30, 2008 and September 30, 2007)	25	25

Total non-redeemable preferred stock	$191	$191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 8,962 shares and 2,852 shares issued and outstanding as of June 30, 2008 and September 30, 2007, respectively)	$7,714	$2,519
(Aggregate liquidation value is $8,962 and $2,717 as of June 30 , 2008 and September 30, 2007, respectively)
(Aggregate redemption value is $10,410 and $3,042 as of June 30, 2008 and September 30, 2007, respectively)
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,495 shares and 0 shares issued and outstanding as of June 30, 2008 and September 30, 2007, respectively)	4,048	—
(Aggregate liquidation value is $4,495 and $-0- as of June 30, 2008 and September 30, 2007, respectively)
(Aggregate redemption value is $5,394 and $-0- as of June 30, 2008 and September 30, 2007, respectively)
Preferred stock Series B issued by subsidiary (note 12) ($0.01 par value, 38,250 shares authorized, 19,990 shares issued and outstanding as of June 30, 2008 and September 30, 2007)	2,500	2,500

Total redeemable stock	$14,262	$5,019

Common stock ($0.01 par value, 100,000,000 shares authorized; 9,353,075 and 3,828,739 shares issued and outstanding as of June 30, 2008 and September 30, 2007, respectively	$93	$38
Additional paid-in capital	70,898	65,355
Accumulated deficit	(73,627)	(68,591)

Other comprehensive loss	(52)	(52)

Total shareholders’ deficit	(2,688)	(3,250)

Total liabilities, preferred stock and shareholders’ deficit	$29,092	$4,504

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

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	June 30, 2008	July 31, 2007	June 30, 2008	July 31, 2007
Revenue from services	$8,403	$868	$19,660	$2,450

Costs and expenses:
Selling, general and administrative expenses	9,516	1,287	21,176	3,763
Amortization of stock- based compensation	56	123	136	234
Depreciation and amortization	180	29	339	85

Total costs and expenses, net	9,752	1,439	21,651	4,082

Operating loss	(1,349)	(571)	(1,991)	(1,632)
Interest income	187	1	261	2
Interest expense	(201)	—	(709)	—
Minority interest	240	77	71	272

Net loss from operations before taxation and non-cash beneficial conversion feature	$(1,123)	$(493)	$(2,368)	$(1,358)
Taxation	—	—	—	—

Net loss	$(1,123)	$(493)	$(2,368)	$(1,358)
Non-cash beneficial conversion feature preferred dividend	(1,147)	—	(2,668)	—

Net loss attributable to common shareholders (Note 2)	$(2,270)	$(493)	$(5,036)	$(1,358)

Net loss per common share:
Basic	$(0.25)	$(0.13)	$(0.66)	$(0.37)

Diluted	N/A	N/A	N/A	N/A

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

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended,
	June 30, 2008	July 31, 2007
Cash flows from operating activities:
Net loss	$(2,368)	$(1,358)
Adjustments to reconcile net loss to net cash used in operating activities:

Minority interest	71	(272)
Depreciation and amortization	339	85
Amortization of stock based compensation	136	234
Amortization of debt discount	233	—
Bad debt provision	1,542	—
Changes in working capital components:
Accounts receivable	(3,072)	101
Accounts payable	(405)	15
Others	(960)	556

Net cash used in operating activities	(4,484)	(639)

Cash flows from investing activities:
Purchase of property and equipment	(338)	(67)
Acquisition of subsidiaries, net of cash acquired	857	163
Restricted cash	(1,955)	—
Repayment of advance	33	—

Net cash provided (used) by investing activities	(1,403)	96

Cash flows from financing activities:
Drawdown of convertible loans	1,650	—
Repayment of notes	(1,650)	—
Issuance of preferred stock Series 5-A, net of costs	5,195	1,160
Issuance of preferred stock Series 6-A, net of costs	4,048	—

Net cash provided by financing activities	9,243	1,160

Net increase in cash and cash equivalents	3,356	617
Cash and cash equivalents at beginning of period	733	390

Cash and cash equivalents at end of period	$4,089	$1,007

Cash paid for interest	$279	$—

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

1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of Tri-Isthmus Group, Inc. (the “Company,” “we” or “us”) as of June 30, 2008 and September 30, 2007 and for the three-month periods and nine-month periods ended June 30, 2008 and July 31, 2007, respectively, have been prepared on substantially the same basis as our Company’s annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-KTA, and any amendments thereto, for the year ended September 30, 2007. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
     The consolidated financial statements include the accounts of our Company and of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
     The results as of September 30, 2007 have been derived from our audited consolidated financial statements for the fiscal year ended as of such date.
     The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.
Change in Fiscal Year
     In November 2007, our Board of Directors (the “Board”) resolved that our Company’s fiscal year that began on February 1, 2007 would end on September 30, 2007, and from and after that date, the fiscal year of our Company would be the period beginning October 1 of each year and ending on September 30 of the following year. We have not restated prior year financial statements to conform to the new fiscal year as we do not believe the results would be materially different because our operations and cash flows do not materially fluctuate on a seasonal basis.
Cash and Cash Equivalents
     Cash consists of cash on hand and amounts deposited with high quality financial institutions. Cash equivalents are highly liquid instruments, including cash in money market current accounts, that are interest-bearing, capital guaranteed and without any withdrawal restrictions.
     Restricted cash consist of escrowed funds associated with the Southern Plains Medical Center acquisition.
Future Funding
     During the fiscal year ended January 31, 2006 and the first ten months of the fiscal year ended January 31, 2007, our Company was a “public shell” company. Its working capital needs were limited to the expenses necessary to maintain its listed status on the OTC Bulletin Board, including legal, accounting and regulatory and related filing expenses. Additionally, during this period we were actively seeking investment and acquisition opportunities in the healthcare, business and energy services industries, and budgeted appropriate funds for business development and prospective transaction assessment and execution. Our Company recommenced active operations with the acquisition of two ambulatory surgery centers in Point Loma, California and Del Mar, California (the “San Diego ASCs”) in November 2006.
     Our Company has sustained operating losses since inception and had an accumulated deficit of approximately $73.6 million as of June 30, 2008. This deficit has been funded primarily through preferred stock financing, sales of promissory notes and cash generated from the disposal of our interest in Vsource Asia in 2004.
     At June 30, 2008, our Company had current liabilities of $9.8 million and current assets of $16.9 million.
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
     We adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the periods ended June 30, 2008 and July 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
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

2. Net (Loss)/Profit Attributable to Common Shareholders
     The following table is a calculation of net loss attributable to common shareholders:

	Three Months ended		Nine Months ended
	June 30,	July 31,	June 30,	July 31,
	2008	2007	2008	2007
		(in thousands)
Net loss	$(1,123)	$(493)	$(2,368)	$(1,358)
Less: deemed non-cash beneficial conversion feature preferred dividend	(1,147)	—	(2,668)	—

Net loss attributable to common shareholders	$(2,270)	$(493)	$(5,036)	$(1,358)

3. Net Loss Per Share

	Three Months ended		Nine months ended
	June 30,	July 31,	June 30,	July 31,
	2008	2007	2008	2007
	(in thousands)
Numerator for basic and diluted loss per share:
Net loss attributable to common shareholders	$(2,270)	$(493)	$(5,036)	$(1,358)

Denominator for basic (loss)/profit per share — weighted average shares	9,021,267	3,777,623	7,575,716	3,706,620
Effect of dilutive shares
Employee stock options	N/A	N/A	N/A	N/A
Preferred stock	N/A	N/A	N/A	N/A
Warrants	N/A	N/A	N/A	N/A

Net (loss)/profit per common share:
Basic and diluted	$(0.25)	$(0.13)	$(0.66)	$(0.37)
     As the Company had a net loss for the three months and nine months ended June 30, 2008 and July 31, 2007 potential shares of common stock outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
4. Amortization of Stock-based Compensation
     On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, Co-Chairmen of the Board and Co-Chief Executive Officers, our Board approved the issuance of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and amortized over the term of the employment agreements. The amortization recognized is $20,800 and $27,000 for the three-month periods ended June 30, 2008 and July 31, 2007, respectively. The amortization recognized is $43,900 and $80,100 for the nine-month periods ended June 30, 2008 and July 31, 2007, respectively.
     In August 2005, we issued warrants to purchase 727,500 shares of our common stock to individuals for participation on our Advisory Board. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The warrants had a calculated value of $161,001, fully recognized over the two-year vesting period, ended during the fiscal year ended September 30, 2007. The amortization recognized was $13,400 and $40,200 for the three-month and nine-month periods ended July 31, 2007.

     On November 17, 2005, our Board approved the grants to two independent directors of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share. These options vest in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005 and were issued with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk-free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223, recognized over the vesting period. The amortization recognized is $6,900 for the three-month periods ended June 30, 2008 and July 31, 2007, respectively. The amortization recognized is $20,700 for the nine-month periods ended June 30, 2008 and July 31, 2007, respectively.
     In December 2006, our Company issued a warrant to purchase 50,000 shares of our common stock to an individual for participation on our Advisory Board. The warrant was issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants had a calculated value of $19,651, recognized over the two-year vesting period. The amortization recognized is $1,600 for the three-month periods ended June 30, 2008 and July 31, 2007, respectively. The amortization recognized is $4,900 and $10,900 for the nine-month periods ended June 30, 2008 and July 31, 2007, respectively.
     On December 12, 2006, our Board approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.45 per share to Dennis M. Smith. The shares underlying this option vest in quarterly increments over three years. The option was granted with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The option had a calculated value of $47,162, recognized over the vesting period. The amortization recognized is $3,900 and $2,600 for the three-month periods ended June 30, 2008 and July 31, 2007, respectively. The amortization recognized is $11,800 and $13,200 for the nine-month periods ended June 30, 2008 and July 31, 2007, respectively.
     In September 2007, we issued warrants to purchase 350,000 shares of our common stock to six individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.13%, and exercise price of $0.45. The warrants had a calculated value of $13,000, recognized over the two-year vesting period. The amortization recognized is $1,600 and $0 for the three-month periods ended June 30, 2008 and July 31, 2007, respectively. The amortization recognized is $4,700 and $ 0 for the nine-month periods ended June 30, 2008 and July 31, 2007, respectively.
     On October 10, 2007, our Board approved the grant of an option to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 per share to Dennis M. Smith, following his appointment as our chief financial officer. The shares underlying this option vest according to the following schedule: 150,000 shares are fully vested upon the grant of the option, 150,000 shares vest on October 10, 2008 and the remaining 300,000 shares vest on October 10, 2009; provided that Mr. Smith is employed by us on the applicable vesting dates. The option was granted with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.1%, and exercise price of $0.3125. The option had a calculated value of $50,000, recognized over the vesting period. The amortization recognized is $15,600 and $0 for the three-month periods ended June 30, 2008 and July 31, 2007, respectively. The amortization recognized is $31,200 and $0 for the nine-month periods ended June 30, 2008 and July 31, 2007, respectively.
     In March 2008, our Board approved the issuance of warrants to purchase 714,285 shares of our common stock to an individual for participation on our Advisory Board. These warrants were issued with an effective date of October 30, 2007 with Black-Scholes assumptions of 101.3% volatility, $0.33 share price, risk-free interest rates of 1.6%, and exercise price of $0.45. The warrants had a calculated value of $94,581, recognized over the two-year exercise period. The amortization recognized is $10,000 and $0 for the three-month periods ended June 30, 2008 and July 31, 2007, respectively. The amortization recognized is $41,500 and $0 for the nine-month periods ended June 30, 2008 and July 31, 2007, respectively.

5. Consolidated Balance Sheet Details

	June 30, 2008	September 30, 2007
	(in thousands)
Other current assets:
Deposits	$158	$24
Medical Supplies	549	—
Other receivables	1,351	111

	$2,058	$135

Property and equipment:
Computer hardware	76	74
Leasehold improvements	7,953	30
Medical equipment	5,924	1,164
Land	593	—
Accumulated depreciation	(3,405)	(105)

Property and equipment, net	$11,141	$1,163

6. Advance to CSA II, LLC
     On April 28, 2006, our Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of our Company’s directors and now, its chief financial officer. Under the terms of this agreement, our Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation (“Cross Shore”), pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. On August 29, 2007, Cross Shore completed an acquisition by way of a reverse merger with Research Pharmaceutical Services, Inc. (“RPS”) and changed its name to RPS as part of the transaction. At December 31, 2007, CSA II, LLC held 167,420 common shares in RPS. In addition, for consideration of $239.38, our Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, our Company received a partial repayment of this advance in the amount of $60,654 leaving a balance of approximately $272,000 at January 31, 2007. On June 12, 2006, our Company was reimbursed $75,000, representing expenses associated with this advance. In October 2007, approximately $33,000 was reimbursed to our Company, leaving a balance outstanding of $239,000 as of June 30, 2008. Mr. Smith’s interests in RPS represent less than 2% of the issued and outstanding share capital of our Company as of the date of the completion of the reverse merger in August 2007.
7. Acquisitions
     On November 16, 2006, our Company completed the acquisition of the San Diego ASCs, acquiring 51% of each of the ambulatory surgery centers located in Del Mar, California (“Del Mar”) and Point Loma, California (“Point Loma”) through the purchase of 50.0% limited partner interests and 1.0% general partner interests. The breakdown of goodwill was calculated as follows (in thousands):

	Point Loma	Del Mar	Total
Cash and cash equivalents	$109	$55	$164
Accounts receivable, net	950	569	1,519
Other current assets	91	145	236
Property and equipment, net	428	742	1,170
Accounts payable	(51)	(46)	(97)

Total	1,527	1,465	2,992
Less: Minority interest - 49%	(748)	(731)	(1,479)
Share of net assets	$779	$734	$1,513

Purchase consideration	1,250	1,250	2,500
Goodwill at November 16, 2006	471	516	987
Impairment of goodwill during year ended September 30, 2007	(228)	—	(228)
Goodwill at June 30, 2008	$243	$516	$759
     On October 30, 2007, our Company acquired 51% of the issued and outstanding membership units of RHA pursuant to a Membership Interest Purchase Agreement. We paid $260 in cash to RHA and issued 4,250,000 restricted shares of our common stock to Carol Schuster, the sole member of RHA prior to the acquisition, in consideration for the membership units. We privately placed the shares with Ms. Schuster in reliance on the exemptions from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). In connection with the acquisition of RHA, we provided Valliance Bank with a limited guaranty of debt financing obtained by RHA of up to $750,000. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. No goodwill was recognized as a result of this acquisition.
     The purchase price allocation was calculated as follows (in thousands):

Cash and cash equivalents	$348
Accounts receivable, net	3,591
Other current assets	550
Property and equipment, net	4,978
Accounts payable	(397)
Accrued expenses	(1,106)
Notes payable	(5,420)

Total	$2,544
Less: Minority interest - 49%	(1,246)

Share of net assets	$1,298

Purchase consideration
Issuance of restricted shares	$(1,233)
Incidental costs	(65)

$(1,298)

     As RHA was acquired out of bankruptcy, no proforma income statement information is presented.
     On April 24, 2008, our Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RHA Anadarko, LLC (the “Parent”), an Oklahoma limited liability company and our indirect subsidiary, SPMC Acquisition Company (the “Merger Sub”), an Oklahoma corporation and ultimate subsidiary of Rural Health Acquisition, LLC (“RHA”), Southern Plains Medical Center, PC, an Oklahoma corporation (the “SPMC”), and thirteen shareholders of SPMC (each a “SPMC Shareholder” and collectively, the “SPMC Shareholders”), each of which own two shares of SPMC.
     On May 1, 2008, the Merger was completed, the Merger Sub merged with and into SPMC (the “Merger”), with SPMC as the surviving corporation. In conjunction with the Merger, TIGroup contributed to RHA (i) 975,000 shares (the “Shares”) of the TIGroup’s common stock, par value $0.01 per share (the “Common Stock”) and (ii) cash payment of $910,000, which stock and cash RHA will in turn contribute to Parent to capitalize the Merger Sub, and which was used as merger consideration.
     The following table summarizes the initial fair values of the assets acquired and liabilities assumed, in thousands, at the date of acquisition based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Cash	$644
Accounts receivable	1,509
Other current assets	258
Property and Equipment	5,317
Other assets	329
Current liabilities	(2,403)
Long-term liabilities	(4,305)

$1,349
     The following unaudited pro forma information presents the 2007 and 2008 results of operations of our Company as if the acquisition had occurred on November 1, 2006. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	June 30	July 31	June 30	July 31
	2008	2007	2008	2007
Revenues	$9,406	$3,966	$26,968	$11,745
Net Loss	$(2,306)	$(669)	$(5,096)	$(1,885)

Net loss per common (basic and diluted)	$(0.25)	$(0.14)	$(0.56)	$(0.39)

Weighted average common shares common shares outstanding (basic and diluted)	9,152,629	4,897,916	9,152,629	4,873,473
8. Promissory notes
     On October 29, 2007, our Company entered into the following four promissory notes: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $1.0 million; (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $500,000; (iii) a convertible promissory note with Waveland Associates, LLC, a California limited liability company (“Waveland”), in the principal amount of $100,000; and (iv) a convertible promissory note with Steven M. Spector (“Spector”), in the principal amount of $50,000. The notes earned an interest rate of 16% per annum and were not collateralized.
     Each note has an initial term of six months and became due and payable on April 29, 2008 (the “Maturity Date”). On the Maturity Date, our Company repaid the principal amount of notes. Upon repayment of the notes, SMP and Ciabatonni purchased 1,500 Series 5-A Preferred shares with a face value of $1,500,000 and Waveland and Spector purchased 150 Series 6-A Preferred shares with a face value of $150,000.
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
9. Commitments and Contingencies
     Del Mar operates from leased facilities located at 12264 El Camino Real, Suite 55, San Diego, California 92130, pursuant to an agreement with a third-party lessor that expires on December 31, 2012 (the “Del Mar Lease”). Provided that Del Mar is not in default of any material provision, condition or covenant contained in the Del Mar Lease at the time of exercise of the option to renew, the Del Mar Lease will automatically extend for each of three additional terms of five years, on the same terms as those contained in the Del Mar Lease. RHA, headquartered at 3555 N.W. 58th Street, Suite 700, Oklahoma City, Oklahoma 73112, operates three hospitals and one clinic in Oklahoma. Two of the facilities are owned by RHA and located at 1002 E. Central, Anadarko, Oklahoma 73005 and 1000 S. Byrd, Tishomingo, Oklahoma 73460, respectively. The third hospital (“RHA Stroud”) operates from leased facilities located at 2308 Highway 66 West, Stroud, Oklahoma 74079, pursuant to an agreement with a third-party lessor that expires on January 1, 2009 (the “RHA Stroud Lease”). Pursuant to the RHA Stroud Lease, RHA Stroud has two seven year options to extend the RHA Stroud Lease, subject to the satisfaction and fulfillment of certain conditions contained in the RHA Stroud Lease. The Company is subleasing office space located at 433 N. Camden, Suite 810, Beverly Hills, California 90210 from HSP, Inc. which is a related entity to SMP Investments, LLC, an affiliate of the Company. The sub-lease is for a term of five years at a monthly rental of $4,800 per month, subject to adjustment downward based on other subtenants occupying space at the same location.
10. Minority Interest
     On November 16, 2006, with the completion of the acquisition of 51% interests in each of the San Diego ASCs, the Company began recording minority interest. Our ownership shares of Del Mar have increased to 60.12% as of fiscal quarter ended June 30, 2008. Minority interest accounts for the share of the results of the San Diego ASCs were recorded as liabilities totaling $0.8 million and $0.9 million, respectively, for the period ended June 30, 2008 and the fiscal year ended September 30, 2007. The portion of net income attributable to minority interests was approximately $(65,000) and $(187,000) for the three-month and nine-month periods ended June 30, 2008, respectively.
     In addition, on October 29, 2007, we acquired 51% of the issued and outstanding membership units of RHA. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services units, all focused on the delivery of healthcare services to rural communities in Oklahoma. Minority interest accounts for the share of the results of the RHA were recorded as liabilities totaling $1.5 million for the period ended June 30, 2008. The portion of net income attributable to minority interests was approximately $(175,000) and $116,000 for the three-month and nine-month periods ended June 30, 2008, respectively.
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

     In December 2006, we issued a warrant to purchase 50,000 shares of our common stock to an individual for participation on our Advisory Board. The warrant was issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants had a calculated value of $19,651, recognized over the two-year vesting period. The amortization recognized is $1,600 and $1,100 for the three-month periods ended June 30, 2008 and July 31, 2007, respectively. The amortization recognized is $4,900 and $3,800 for the nine-month periods ended June 30, 2008 and July 31, 2007, respectively.
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
     In September 2007, we issued warrants to purchase 350,000 shares of our common stock to six individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.13%, and exercise price of $0.45. The warrants had a calculated value of $13,000, recognized over the two-year vesting period. The amortization recognized is $1,600 and $ 0 for the three-month periods ended June 30, 2008 and July 31, 2007, respectively. The amortization recognized is $4,700 and $ 0 for the nine-month periods ended June 30, 2008 and July 31, 2007, respectively.
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
     In March 2008, our Board of Directors approved the issuance of warrants to purchase 714,285 shares of our common stock to an individual for participation on our Advisory Board. These warrants were issued with an effective date of October 30, 2007 with Black-Scholes assumptions of 101.3% volatility, $0.33 share price, risk-free interest rates of 1.6%, and exercise price of $0.45. The warrants had a calculated value of $94,581, recognized over the two-year exercise period. The amortization recognized is $10,000 and $ 0 for the three-month periods ended June 30, 2008 and July 31, 2007, respectively. The amortization recognized is $41,500 and $ 0 for the nine-month periods ended June 30, 2008 and July 31, 2007, respectively.

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
     On April 29, 2008, we reached an agreement with SMP Investments I, LLC (“SMP”), Waveland Associates, LLC (“Waveland”), Steven M. Spector (“Spector”), and the Ciabattoni Living Trust dated August 17, 2000 (“Ciabattoni” and collectively with SMP, Waveland and Spector, the “Holders”) to repay, in their entirety, loans totaling $1,650,000, evidenced by promissory notes dated October 29, 2007.
     On April 29, 2008, we repaid $1,000,000 to SMP and $500,000 to Ciabattoni in complete satisfaction of these loans. On May 1, 2008, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement, SMP and Ciabattoni used the repaid amounts to purchase units, with each unit consisting of one share of Series 5-A Convertible Preferred Stock, par value $0.01 per share (the “Series 5-A Preferred Stock”), and warrants to purchase 600 shares of its common stock, par value $0.01 per share at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance. The purchase price for the Series 5-A Preferred Stock and the Warrants was $1,000.00 per unit.
     On May 5, 2008, we issued and sold 100 shares of its Series 6-A Convertible Preferred Stock, par value $0.01 per share to Waveland and 50 shares of its Series 6-A Preferred Stock to Spector and warrants to purchase 600 shares of its common stock, par value $0.01 per share at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance in complete satisfaction of the loans by Waveland and Spector.. The purchase price for the Series 6-A Preferred Stock and the Warrants was $1,000.00 per unit. These warrants with Black-Scholes assumptions of 108.0% volatility, $0.40 share price, risk-free interest rates of 2.4%, and exercise price of $0.50. The warrants had a calculated value of $18,562 which was netted against the proceeds of the issuance.
     On May 29, 2008 we entered into Series 6-A Preferred Stock and Warrant Purchase Agreements with various investors in which additional shares of its Series 6-A Convertible Preferred Stock, par value $0.01 per share and warrants to purchase its common stock, par value $0.01 per share were issued and sold in a private placement. Through May 29, 2008 and in connection with the Purchase Agreement, the Company received subscriptions from the Investors for an aggregate of $760,000 to purchase (a) an additional 760 shares of Series 6-A Preferred Stock and (b) warrants to purchase a total of 456,000 shares of Common Stock, at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance . These warrants with Black-Scholes assumptions of 115.7% volatility, $0.46 share price, risk-free interest rates of 2.7%, and exercise price of $0.50. The warrants had a calculated value of $121,740 which was netted against the proceeds of the issuance.
     We engaged Waveland Capital Partners, LLC, a FINRA member broker-dealer as its placement agent in connection with the above-described private placement. The Company paid Waveland cash commissions of approximately $57,000 and issued warrants to purchase 36,500 shares of Common Stock. The warrants are exercisable for a period of five years from the date of issuance and include piggy-back registration rights and net exercise provisions .These warrants with Black-Scholes assumptions of 115.7% volatility, $0.46 share price, risk-free interest rates of 2.7%, and exercise price of $0.50. The warrants had a calculated value of $9,745 which was netted against the proceeds of the above described private placement.

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Nine Months	Year Ended	Nine Months	Year Ended
	Ended June 30,	September 30,	Ended June 30,	September 30,
	2008	2007	2008	2007
Warrants outstanding at beginning of the period	2,898,700	1,724,300	$0.39	$0.44
Granted	10,809,535	1,174,400	$0.39	$0.45
Exercised	—	—	—	—
Cancelled or Expired	—	—	—	—
Converted	—	—	—	—

Warrants outstanding at end of the period	13,708,235	2,898,700	$0.39	$0.45

Warrants exercisable at end of the period	12,900,795	2,671,617	$0.39	$0.45
12. Issuance of Series B Preferred Stock by Subsidiary
     As noted above, on December 2, 2005, through newly created indirect subsidiaries, our Company entered into two Surgical Center Acquisition Agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ASCs. These acquisitions were completed on November 16, 2006.
     The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions was $2.6 million payable in preferred stock issued by the two acquisition entities, which preferred stock is further exchangeable into shares of our Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements. This preferred stock is exchangeable into shares of our Company’s common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009. At June 30, 2008 and September 30, 2007, the total number of shares of Series B Preferred Stock outstanding was 19,990 shares.

13. Preferred Stock
     Effective February 24, 2000, we authorized 5,000,000 shares of preferred stock. The preferred stock is divided into series. The Series 1-A Preferred consists of 2,802,000 shares, the Series 2-A Preferred consists of 1,672,328 shares, the Series 3-A Preferred consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, the Series 5-A Preferred consists of 9,000 shares and the Series 6-A Preferred consists of 5,000 shares. No shares of Series 3-A Preferred Stock or Series 4-A Preferred Stock remain outstanding. Series 1-A Preferred Stock, Series 2-A Preferred Stock, Series 5-A Preferred Stock and Series 6-A Preferred Stock outstanding as of June 30, 2008 and the fiscal year ended September 30, 2007 is described below.
Series 1-A Preferred Stock
     As of the quarter ended June 30, 2008 and the fiscal year ended September 30, 2007, our Company had 67,600 shares of Series 1-A Preferred Stock outstanding with an aggregate liquidation value of $169,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of our Company’s common stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock. The holder of each share of Series 1-A Preferred Stock have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Preferred Stock. Holders of the Series 1-A Preferred Stock are entitled to non-cumulative dividends, if declared by our Company’s Board, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. There are three holders of Series 1-A Preferred Stock as of June 30, 2008.
Series 2-A Preferred Stock
     As of the quarter ended June 30, 2008 and the fiscal year ended September 30, 2007, our Company had 3,900 shares of Series 2-A Preferred Stock outstanding with an aggregate liquidation value of $25,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of our Company’s common stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Preferred Stock. The holder of each share of Series 2-A Preferred Stock have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 2-A Preferred Stock. Holders of the Series 2-A Preferred Stock are entitled to non-cumulative dividends, if declared by our Company’s Board, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 2-A Preferred Stock, these shares are subject to stated Series 2-A conversion price adjustments. There is one holder of Series 2-A Preferred Stock as of June 30, 2008.
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
     On May 1, 2008, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement, we issued and sold 1,500 shares of Series 5-A Preferred Stock, and warrants to purchase an aggregate of 900,000 shares of our Company’s common stock. Proceeds form the issuance totaled $1,500,000.
     Under the terms of the Purchase Agreement, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 5-A Preferred Stock, pari passu to the holders of Series 6-A Preferred Stock, shall be entitled to receive, after distribution of all amounts due to the holders of the Series 1-A Preferred Stock and Series 2-A Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. Each share of Series 5-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 5-A Preferred Stock, subject to the surrendering of the certificates of the Series 5-A Preferred Stock, shall be automatically converted into shares of common stock at the then applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of Series 5-A Preferred Stock electing to effect such conversion. The holder of each share of Series 5-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 5-A Preferred Stock. Holders of the Series 5-A Preferred Stock are entitled to non-cumulative dividends, if declared by our Company’s Board, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. Shares of Series 5-A Preferred Stock have an initial conversion price of $0.3125 per share.
     As of June 30, 2008, there were 8,962 shares of Series 5-A Preferred Stock outstanding, convertible into 28,678,400 common shares with an aggregate liquidation value of $9.0 million and an aggregate redemption value of $10.4 million. As of September 30, 2007, there were 2,717 shares of Series 5-A Preferred Stock outstanding, convertible into 8,694,400 common shares with an aggregate liquidation value of $2.7 million and an aggregate redemption value of $3.0 million. There are 63 holders of Series 5-A Preferred Stock as of June 30, 2008.
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
      On May 5, 2008, we issued and sold 100 shares of its Series 6-A Convertible Preferred Stock, par value $0.01 per share to Waveland and 50 shares of its Series 6-A Preferred Stock to Spector in complete satisfaction of the loans by Waveland and Spector.
     On May 29, 2008 we entered into Series 6-A Preferred Stock and Warrant Purchase Agreements with various investors in which additional shares of its Series 6-A Convertible Preferred Stock, par value $0.01 per share and warrants to purchase its common stock, par value $0.01 per share were issued and sold in a private placement. Through May 29, 2008 and in connection with the Purchase Agreement, we received subscriptions from the Investors for an aggregate of $760,000.00 to purchase (a) an additional 760 shares of Series 6-A Preferred Stock and (b) warrants to purchase a total of 456,000 shares of common stock, at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance.

     Under the terms of the 6-A Purchase Agreement, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 6-A Preferred Stock, pari passu to the holders of Series 5-A Preferred Stock, shall be entitled to receive, after distribution of all amounts due to the holders of the Series 1-A Preferred Stock and Series 2-A Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. Each share of Series 6-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 6-A Preferred Stock, subject to the surrendering of the certificates of the Series 6-A Preferred Stock, shall be automatically converted into shares of common stock at the then applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of Series 6-A Preferred Stock electing to effect such conversion. The holder of each share of Series 6-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 5-A Preferred Stock. Holders of the Series 6-A Preferred Stock are entitled to non-cumulative dividends, if declared by our Board, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. Shares of Series 6-A Preferred Stock have an initial conversion price of $0.3125 per share.
     As of June 30, 2008, there were 4,495 shares of Series 6-A Preferred Stock outstanding, convertible into 14,364,000 common shares with an aggregate liquidation value of $4,495,000 and an aggregate redemption value of $5.4 million. As of September 30, 2007, there were no shares of Series 6-A Preferred Stock outstanding. There are 28 holders of Series 6-A Preferred Stock as of June 30, 2008.
14. Litigation
     No new litigation has been filed or threatened during the quarter ended June 30, 2008.
15. Subsequent Events
Re-appointment of Chief Executive Officer
     On July 1, 2008, David Hirschhorn, 47, was reappointed by our Board to serve as Chief Executive Officer effective July 1, 2008. Mr. Hirschhorn has served as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 through September 2007 when he was appointed as sole Chairman and Chief Executive Officer. Previously, Mr. Hirschhorn co-managed a private equity firm from 2001-2005. On July 1, 2008, we entered into an employment agreement with Mr. Hirschhorn (the “Employment Agreement”), which sets forth the terms and provisions of Mr. Hirschhorn’s employment. Pursuant to the Employment Agreement, the term of Mr. Hirschhorn’s employment will continue until July 1, 2013 or until terminated pursuant to its terms. Mr. Hirschhorn will receive a base salary of $480,000.00 for the first year of the Employment Agreement; $540,000.00 for the second year of the Employment Agreement; $600,000.00 for the third year of the Employment Agreement; $630,000.00 for the fourth year of the Employment Agreement; and $661,500 for the fifth and final year of the Employment Agreement. He will be eligible to receive an annual incentive bonus as determined by the Compensation Committee of the Board in an amount not exceeding three times the Base Salary (as the term is defined in the Employment Agreement) or 10% of our EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn will be eligible to participate in any stock option, performance share, phantom stock or similar long-term stock-based incentive plan adopted us for our employees in effect during his term of employment. The extent to which Mr. Hirschhorn shall participate in any such plan will be determined by the Compensation Committee. On July 1, 2008, Mr. Hirschhorn received options pursuant to an Option Grant Agreement to purchase up to 6,250,000 shares of our common stock at an initial exercise price of $0.625 per share. Such options shall vest in equal installments over a 5-year period commencing on July 1, 2008 and shall terminate seven years from the date of grant.

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
Repayment of Promissory Notes, Issuance of Series 5-A Preferred Stock and Issuance of Series 6-A Preferred Stock and Warrants
     On April 29, 2008, we reached agreement with SMP Investments I, LLC (“SMP”), Waveland Associates, LLC (“Waveland”), Steven M. Spector (“Spector”), and the Ciabattoni Living Trust dated August 17, 2000 (“Ciabattoni”) and collectively with SMP, Waveland and Spector, the “Holders”) to repay, in their entirety, loans totaling $1,650,000, which were made by us to the Holders pursuant to promissory notes dated October 29, 2007.
     On April 29, 2008, we repaid $1,000,000 to SMP and $500,000 to Ciabattoni in complete satisfaction of the loans by SMP and Ciabattoni. On May 1, 2008, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement, SMP and Ciabattoni used the repaid amounts to purchase units, with each unit consisting of one share of our Series 5-A Convertible Preferred Stock, par value $0.01 per share (the “Series 5-A Preferred Stock”), and warrants to purchase 600 shares of our common stock, par value $0.01 per share, at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance (the “Warrants”). The purchase price for the Series 5-A Preferred Stock and the Warrants was $1,000.00 per unit.
     On May 5, 2008, we issued and sold 100 shares of its Series 6-A Convertible Preferred Stock, par value $0.01 per share (the “Series 6-A Preferred Stock”) to Waveland and 50 shares of its Series 6-A Preferred Stock to Spector in complete satisfaction of the loans by Waveland and Spector to us.
     The issuances and sales of the shares of the Series 5-A Preferred Stock, the Series 6-A Preferred Stock and the Warrants were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) and Regulation D promulgated under the Securities Act. Each of the Holders represented to the Registrant in writing that he or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.
Entry into a Material Definitive Agreement; Merger of Southern Plains Medical Center, Inc.; Issuance of Common Stock
     On May 1, 2008 (the “Closing”), SPMC Acquisition Company, an Oklahoma corporation (the “Merger Sub”), was merged with and into Southern Plains Medical Center, Inc., an Oklahoma corporation (the “Target”), with the Target as the surviving corporation (the “Surviving Corporation”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Target, the thirteen shareholders of the Target (each a “Target Shareholder” and collectively, the “Target Shareholders”), and the following indirect and ultimate subsidiaries of our Company: RHA Anadarko, LLC, an Oklahoma limited liability company and wholly-owned subsidiary of Rural Health Acquisition, LLC, an Oklahoma limited liability company and indirect subsidiary; and the Merger Sub, a wholly-owned subsidiary.
     In conjunction with the merger of the Merger Sub with and into the Target, we contributed to RHA (i) 975,000 shares (the “Shares”) of our common stock, par value $0.01 per share, through our wholly-owned subsidiary Surgical Center Acquisition Holdings, Inc., and (ii) a cash payment of $910,000, which stock and cash RHA in turn contributed as consideration for the merger and to capitalize the Merger Sub.
     Upon Closing, each share of the common stock of the Target (the “Target Common Stock”) outstanding immediately prior to Closing was automatically canceled and retired. In exchange for the cancellation of their shares of Target Common Stock, each of the Target Shareholder’s canceled certificates represents the right to receive, in the aggregate, a total of (i) $100,000 (the “Cash Merger Consideration”) and (ii) 75,000 shares of Common Stock (the “Stock Merger Consideration”). Each share of the common stock of the Merger Sub issued and outstanding immediately prior to Closing was automatically converted into and exchanged for one share of the common stock, par value $0.01 per share, of the Surviving Corporation. At Closing, each Target Shareholder received: (i) 30% of the aggregate Cash Merger Consideration that such Target Shareholder was entitled to receive, and (ii) a stock certificate representing 25% of the aggregate number of shares of Stock Merger Consideration that such Target Shareholder was entitled to receive. The remaining 70% of the Cash Merger Consideration (the “Deferred Cash Merger Consideration”), and the remaining 75% of the Stock Merger Consideration (the “Escrowed Common Stock”) will be escrowed in an account at Compass Bank (the “Escrow Agent”), as provided by the Merger Agreement and in accordance with the Escrow Agreement, which was executed by the parties at Closing (the “Escrow Agreement”).
     Subject to the terms of the Escrow Agreement, and provided that the relevant Target Shareholder is an Eligible Target Shareholder (as that term is defined in the Merger Agreement) on the relevant distribution date: (i) 90 days after Closing and at the end of each of the next eleven 90 day periods thereafter, the Escrow Agent shall distribute to each Eligible Target Shareholder 1/12 of the total Deferred Cash Merger Consideration that such Eligible Target Shareholder is entitled to receive; and (ii) on each anniversary of the Closing, the Escrow Agent shall distribute to each Eligible Target Shareholder 15% of the number of shares of Escrowed Common Stock that such Eligible Target Shareholder is entitled to receive under the terms of the Merger Agreement.
     Pursuant to the terms of the Merger Agreement, the Shares were issued to the Target Shareholders at Closing. 25% of the Shares were delivered immediately at Closing and 75% of the Shares were held in escrow. The issuance and sale of the Shares by the Registrant were exempt from the registration and prospectus delivery requirements of the Securities Act by virtue of Section 4(2) and Regulation D. The Shares were issued directly by the Registrant and did not involve a public offering or general solicitation. Eight Target Shareholders represented to the Registrant in writing that they are “Accredited Investors,” as that term is defined in Rule 501 of Regulation D, promulgated under the Securities Act (an “Accredited Investor”). Five Target Shareholders represented to the Registrant in writing that they are not Accredited Investors, but each such Target Shareholder who is not an Accredited Investor has represented to the Registrant in writing that he or she, either alone or with his or her purchaser representative(s), has such knowledge and experience in financial business matters that he or she is capable of evaluating the merits and risks of the investment, in accordance with Rule 506 of Regulation D. On May 7, 2008, we filed a Current Report on Form 8-K reporting the merger. On July 14, 2008, we filed a Form 8-K/A as an amendment to the Form 8-K filed on May 7, 2008 which included financial statements on SPMC and pro forma financial statements.

Issuance of Additional Series 6-A Preferred Stock and Warrants
     On May 29, 2008, we entered into Series 6-A Preferred Stock and Warrant Purchase Agreements (the “Purchase Agreement”), with various investors (collectively, the “Investors”), whereby we issued and sold additional shares of our Series 6-A Convertible Preferred Stock, par value $0.01 per share (the “Series 6-A Preferred Stock”), and warrants to purchase its common stock, par value $0.01 per share, in a private placement. The issuance and sale of the shares of Series 6-A Preferred Stock and warrants to purchase common stock were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) and Regulation D. Through May 29, 2008 and in connection with the Purchase Agreement, we received subscriptions from the Investors for an aggregate of $760,000.00 to purchase (a) an additional 760 shares of Series 6-A Preferred Stock and (b) warrants to purchase a total of 456,000 shares of Common Stock, at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance. The transaction closed on May 29, 2008.
     We engaged Waveland Capital Partners, LLC, a FINRA member broker-dealer (“Waveland”), as its placement agent in connection with the above-described private placement. We paid Waveland cash commissions of approximately $57,000 and issued warrants to purchase shares of Common Stock in an amount equal to 5% of Waveland’s sales delivered to the Registrant. The warrants are exercisable for a period of five years from the date of issuance and include piggy-back registration rights and net exercise provisions. The purchase price for the Series 6-A Preferred Stock and the Warrants was $1,000.00 per unit, with each unit consisting of one share (1) of Series 6-A Preferred Stock and a warrant to purchase up to 600 shares of Common Stock. Each of the Investors represented to the Registrant in writing that he or she is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.
SUBSEQUENT EVENTS
Re-appointment of Chief Executive Officer
     On July 1, 2008, David Hirschhorn, 47, was reappointed by our Board to serve as Chief Executive Officer effective July 1, 2008. Mr. Hirschhorn has served as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 through September 2007 when he was appointed as sole Chairman and Chief Executive Officer. Previously, Mr. Hirschhorn co-managed a private equity firm from 2001-2005. On July 1, 2008, we entered into an employment agreement with Mr. Hirschhorn (the “Employment Agreement”), which sets forth the terms and provisions of Mr. Hirschhorn’s employment. Pursuant to the Employment Agreement, the term of Mr. Hirschhorn’s employment will continue until July 1, 2013 or until terminated pursuant to its terms. Mr. Hirschhorn will receive a base salary of $480,000.00 for the first year of the Employment Agreement; $540,000.00 for the second year of the Employment Agreement; $600,000.00 for the third year of the Employment Agreement; $630,000.00 for the fourth year of the Employment Agreement; and $661,500 for the fifth and final year of the Employment Agreement. He will be eligible to receive an annual incentive bonus as determined by the Compensation Committee of the Board in an amount not exceeding three times the Base Salary (as the term is defined in the Employment Agreement) or 10% of our EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn will be eligible to participate in any stock option, performance share, phantom stock or similar long-term stock-based incentive plan adopted us for our employees in effect during his term of employment. The extent to which Mr. Hirschhorn shall participate in any such plan will be determined by the Compensation Committee. On July 1, 2008, Mr. Hirschhorn received options pursuant to an Option Grant Agreement to purchase up to 6,250,000 shares of our common stock at an initial exercise price of $0.625 per share. Such options shall vest in equal installments over a 5-year period commencing on July 1, 2008 and shall terminate seven years from the date of grant.
Exercise of Warrants
     None

CURRENT OPERATIONS
     During the fiscal year ended January 31, 2007, we resumed active operations following the acquisition of the two San Diego ASCs. As noted previously, on December 2, 2005, through newly created indirect subsidiaries, we entered into agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ASCs. These acquisitions were completed on November 16, 2006. In June 2007, we consolidated the operations of the San Diego ASCs at the Del Mar facility. We expect to sell or re-organize the remaining assets and leases at Point Loma during the fiscal year ended September 30, 2008. In the fiscal quarter ended June 30, 2008, we increased our ownership position in Del Mar to 60%.
     On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC (“RHA”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma.
      As noted above, on May 1, 2008, RHA acquired Southern Plains Medical Center, Inc., an Oklahoma corporation. Southern Plains Medical Center includes 21 physicians and offers a wide range of services including cardiology, pediatrics, oncology, orthopedics, radiology and urgent care to services Oklahoma communities.
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

RESULTS OF OPERATIONS (All amounts in thousands)

	Three months ended		Nine months ended
	June 30, 2008	July 31, 2007	June 30, 2008	July 31, 2007
Revenue from services	$8,403	$868	$19,660	$2,450

Costs and expenses:
Selling, general and administrative expenses	9,516	1,287	21,176	3,763
Amortization of stock- based compensation	56	123	136	234
Depreciation and amortization	180	29	339	85

Total costs and expenses, net	9,752	1,439	21,651	4,082

Operating loss	(1,349)	(571)	(1,991)	(1,632)

Interest income	187	1	261	2
Interest expense	(201)	—	(709)	—
Minority interest	240	77	71	272

Net loss from operations before taxation and non-cash beneficial conversion feature	$(1,123)	$(493)	$(2,368)	$(1,358)
Taxation	—	—	—	—

Net loss	$(1,123)	$(493)	$(2,368)	$(1,358)
Non-cash beneficial conversion feature preferred dividend	(1,147)	—	(2,668)	—

Net loss attributable to common shareholders (Note 2)	$(2,270)	$(493)	$(5,036)	$(1,358)

Net loss per common share:
Basic	$(0.25)	$(0.13)	$(0.66)	$(0.37)

Diluted	N/A	N/A	N/A	N/A

MATERIAL CHANGES IN RESULTS OF OPERATIONS – THREE MONTHS ENDED JUNE 30, 2008, COMPARED TO THREE MONTHS ENDED JULY 31, 2007 AND NINE MONTHS ENDED JUNE 30, 2008, COMPARED TO NINE MONTHS ENDED JULY 31, 2007
REVENUE
     Revenue from services totaled $8.4 million for the three-month period ended June 30, 2008 and $19.7 million for the nine-month period ended June 30, 2008, compared with $0.9 million and $2.5 million for the three-month period ended July 31, 2007 and nine-month period ended July 31, 2007, respectively. The increase in revenues arose primarily from the increase in revenues from RHA following the acquisition in October 2007, increased revenues from the Del Mar ASC and increased revenues from SPMC following the acquisition in May 2008.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses relating to operations increased by $8.3 million from $1.2 million to $9.5 million for the three-month period ended June 30, 2008 when compared with the three-month period ended July

31, 2007 and by $17.6 million from $3.6 million to $21.2 million for the nine-month period June 30, 2008 when compared with the nine-month period ended July 31, 2007. The increases were associated with the addition of the RHA operations, increased activity at the Del Mar ASC and the addition of the SPMC operations following the acquisition in May 2008.
INTEREST INCOME
     Interest income is derived from interest income earned on cash and cash equivalents. This number grew significantly due to cash holdings arising from the sale of preferred stock.
INTEREST EXPENSE
     Interest expense grew to $0.2 million for the three-month period ended June 30, 2008 and $0.7 million for the nine-month period ended June 30, 2008, compared to $0 for the three-month and nine-month periods ended July 31, 2007. These additional expenses were associated with debt assumed with the acquisition of RHA, borrowings in the amount of $1.65 million under promissory notes (repaid on April 30, 2008) and borrowings by SPMC following the acquisition in May 2008.
BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
     The weighted average number of shares of 9.0 million for the three-month period ended June 30, 2008 increased 5.2 million from 3.8 million as of July 31, 2007, principally arising from the issuance of 0.15 million shares of common stock for fees incurred in connection with the management of the San Diego ASCs and 4.25 million shares of common stock issued to Carol Schuster as consideration in respect of the acquisition of RHA.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT JUNE 30, 2008, COMPARED TO SEPTEMBER 30, 2007:
CASH AND CASH EQUIVALENTS
     As of June 30, 2008, cash and cash equivalents totaled $4.1 million, an increase of $3.4 million when compared with the $ .7 million on hand at September 30, 2007. This increase in cash and cash equivalents was due to cash generated from sales of our preferred stock, offset by cash used in operating activities of $2.5 million and cash used in the financing of acquisitions of $3.3 million.
ACCOUNTS RECEIVABLES
     As of June 30, 2008, accounts receivables, net of allowance for uncollectable accounts, totaled $8.0 million, an increase of $6.6 million from $1.4 million at September 30, 2007. The increase in revenue subsequent to the acquisitions of RHA and SPMC resulted in higher accounts receivables.
PREPAID EXPENSES
     As of June 30, 2008, prepaid expenses totaled $474,000 million, an increase of $451,000 million from $23,000 at September 30, 2007. The increase in prepaid expenses arose principally as a result of the RHA and SPMC acquisitions.
OTHER CURRENT ASSETS
     As of June 30, 2008, other current assets totaled $2.1 million, consisting of deposits of $158,000 medical supplies of $549,000 and other receivables of $ 1.4 million. As of September 30, 2007, other current assets consisted of deposits of $24,000 and $111,000 of other receivables.
GOODWILL
     As of June 30, 2008, goodwill amounted to $0.8 million, unchanged from the amount recorded as of September 30, 2007.

ACCOUNTS PAYABLE
     As of June 30, 2008, accounts payable were $2.1 million, an increase of $1.4 million, from $.7 million at September 30, 2007. This relates principally to accounts payable at RHA and SPMC.
ACCRUED EXPENSES
     As of June 30, 2008, accrued expenses were $2.0 million, an increase of $1.2 million when compared with the amount outstanding of $0.8 million at September 30, 2007. The increase in accrued expenses is associated with operational activities following the acquisitions of RHA and SPMC.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash and cash equivalents totaled $4.1 million as of June 30, 2008, as compared to $ 0.7 million at September 30, 2007, an increase of $3.4 million. As of June 30, 2008, we had positive working capital of $7.1 million compared with working capital of $1.0 million at September 30, 2007. As of June 30, 2008, we had a shareholders’ deficit of $2.7 million, as compared to a shareholders’ deficit of $3.3 million as of September 30, 2007.
     Net cash used by investing activities in the nine-month period ended June 30, 2008 was $1.4 million as compared with net cash provided of $0.1 million in the nine-month period ended July 31, 2007.
     Cash generated in respect of financing activities totaled $9.2 million in the nine-month period ended June 30, 2008, derived principally from proceeds of $1.65 million in promissory notes issued (and later converted to preferred stock) and the issuance of new Series 5-A Preferred and Series 6-A Preferred stock. $1.2 million in cash was generated from financing activities during the comparable nine-month period ended July 31, 2007.
     As of June 30, 2008 we had current liabilities of $9.8 million and current assets of $16.9 million, including $4.1 million in cash and cash equivalents.
     We have sustained operating losses since our inception and had an accumulated deficit of approximately $73.6 million as of June 30, 2008. These losses have been funded principally through, the issuance of preferred stock, cash generated from the disposal of our interest in Vsource Asia and the issuance of promissory notes.
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
Item 4T. CONTROLS AND PROCEDURES
     (a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation required by Rule 13a-15(b) and Rule 15d-15(b) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), each of our Chief Executive Officer and our Chief Financial Officer has concluded that he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act promulgated under the Securities Exchange Act of 1934) were not effective as of June 30, 2008.
     (b) Changes in Internal Control Over Financial Reporting: There was no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act promulgated under the Securities Exchange Act of 1934 that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     None.
Item 1A. RISK FACTORS
     The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our Annual Report on Form 10-KT/A for the transition period ended September 30, 2007. For the quarter ended June 30, 2008, there has been no significant change to the identified risk factors.
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
Item 5. OTHER INFORMATION
     None.
Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk (*) have been previously filed with the Securities and Exchange Commission (“SEC”) as indicated and are incorporated herein by reference):

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.2*	Certificate of Amendment to the Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

4.3*	Certificate of Designations of Rights and Preferences of Series 6-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.1*	Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on January 22, 2008)

10.2*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, filed with the SEC on January 22, 2008)

10.3*	Form of Advisory Board Warrant (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on March 26, 2008)

10. 4*	Series 6-A Preferred Stock and Warrants Purchase Agreement, dated as of March 31, 2008 by and among Tri-Isthmus Group, Inc. and the investors listed on Exhibit A, as attached (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10. 5*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)

10. 6*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10. 7*	Agreement and Plan of Merger, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (“Parent”), SPMC Acquisition Corporation, an Oklahoma corporation and wholly-owned subsidiary of Parent (“Merger Sub”), Southern Plains Medical Center, Inc., an Oklahoma corporation (“Target”), and each of the shareholders of Target (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10. 8*	Escrow Agreement, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (together with any successor, “Parent”), SPMC Acquisition Company, an Oklahoma corporation and a wholly owned subsidiary of Parent (“Merger Sub”), Southern Plains Medical Center, Inc., an Oklahoma corporation (“Target”), each of the shareholders of Target and Compass Bank, as escrow agent (filed as Exhibit C to Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10. 9*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10. 10*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)

10. 11*	Form of Letter Agreement (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on May 7, 2008)

10. 12*	Employment Agreement by and between Tri-Isthmus Group, Inc. and David Hirschhorn, dated as of July 1, 2008 (filed with the SEC on July 7, 2008)

10. 13*	Form of Option Grant Agreement by and between David Hirschhorn and Tri-Isthmus Group, Inc., dated as of July 1, 2008 (filed with the SEC on July 7, 2008)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2008	Tri-Isthmus Group, Inc.

(Registrant)

	By:	/s/ David Hirschhorn David Hirschhorn
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2008		/s/ Dennis M. Smith Dennis M. Smith
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.5*	Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

4.1*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.2*	Certificate of Amendment to the Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

4.3*	Certificate of Designations of Rights and Preferences of Series 6-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.1*	Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on January 22, 2008)

10.2*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, filed with the SEC on January 22, 2008)

10.3*	Form of Advisory Board Warrant (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on March 26, 2008)

10.4*	Series 6-A Preferred Stock and Warrants Purchase Agreement, dated as of March 31, 2008 by and among Tri-Isthmus Group, Inc. and the investors listed on Exhibit A, as attached (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.5*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.6*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.7*	Agreement and Plan of Merger, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (“Parent”), SPMC Acquisition Corporation, an Oklahoma corporation and wholly-owned subsidiary of Parent (“Merger Sub”), Southern Plains Medical Center, Inc., an Oklahoma corporation (“Target”), and each of the shareholders of Target (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.8*	Escrow Agreement, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (together with any successor, “Parent”), SPMC Acquisition Company, an Oklahoma corporation and a wholly owned subsidiary of Parent (“Merger Sub”), Southern Plains Medical Center, Inc., an Oklahoma corporation (“Target”), each of the shareholders of Target and Compass Bank, as escrow agent (filed as Exhibit C to Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.9*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.10*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.11*	Form of Letter Agreement (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.12*	Employment Agreement by and between Tri-Isthmus Group, Inc. and David Hirschhorn, dated as of July 1, 2008 (filed with the SEC on July 7, 2008)

10.13*	Form of Option Grant Agreement by and between David Hirschhorn and Tri-Isthmus Group, Inc., dated as of July 1, 2008 (filed with the SEC on July 7, 2008)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.