Form 10-K
period 2008-09-30
TRI-ISTHMUS GROUP, INC.
filed 2009-01-13
CIK 1003226

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from
Commission file number: 000-30326
TRI-ISTHMUS GROUP, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0557617
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

9663 Santa Monica Boulevard, #959
Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(310) 860-2501
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on March 31, 2008 was $553,372, computed upon the basis of the closing price on that date.

Number of shares of common stock outstanding as of December 17, 2008	10,122,929

TRI-ISTHMUS GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
The discussion in this Form 10-K for the fiscal year ended September 30, 2008 (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and, if applicable, the Private Securities Litigation Reform Act of 1995, including, among others (i) prospective business opportunities and (ii) our potential strategies for redirecting and financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to our plans, objectives and expectations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
PART I
ITEM 1. BUSINESS
References to “we,” “us,” “our,” “TIGroup” or the “Company” refers to Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) and its subsidiaries. We maintain our executive offices at 9663 Santa Monica Boulevard, #959, Beverly Hills, California 90210. Our telephone number is +1 (310) 860-2501, and our website is at www.tig3.com.
TIGroup invests in and provides financial and managerial services to healthcare facilities in non-urban markets. We promote quality medical care by offering improved access and breadth of services. TIGroup unlocks the value of our investments by developing strong, long-term and mutually beneficial relationships with our physicians and the communities they serve.
In November 2007, TIGroup’s Board of Directors approved a change to the Company’s fiscal year end from January 31 to September 30. In view of this change, the Company filed a Form 10-KT transition report for the eight-month period ended September 30, 2007 on January 15, 2008. A Form 10-KT/A amendment to that report was filed on February 11, 2008. This Form 10-K report covers the twelve-month period ended September 30, 2008, the eight-month transition period ended September 30, 2007 and the twelve-month period ended January 31, 2007.
Information in this Form 10-K is current as of January 9, 2009, unless otherwise specified.
COMPANY BACKGROUND
We were originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing (“BPO”) solutions into and across the Asia-Pacific region. In November 2004, the Company’s active business operations ceased with the sale of its BPO operations in Asia.
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
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC, an Oklahoma limited liability company (“RHA”). RHA paid $50,000 in cash upon closing and will pay the remainder of the consideration through five monthly cash payments of $50,000 and a promissory note with a maturity date of December 11, 2011. The Company will serve as a guarantor in the event RHA defaults on the cash payments or the promissory note. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA purchased 100% of the issued and outstanding membership interests of Southern Plains Medical Center (“SPMC”). Founded in 1915, SPMC is one of the oldest continuously operating multi-specialty physician practices in the United States. Located in Chickasha, Oklahoma, SPMC’s 15 physicians and other licensed healthcare providers deliver primary and specialty care in the following areas: family medicine; pediatrics; internal medicine; acute care; occ/med; general surgery; gynecology; ophthalmology; orthopedic surgery; radiology; oncology; cardiology and urology. Ancillary services provided onsite include imaging (CT, MRI, mammography, x-ray, EKG, vascular and ultra-sound bone densitometry) and laboratory services. SPMC also provides urgent care services outside of normal business hours seven days a week through its “Quick Care” department. Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, we acquired the remaining 49% of the issued and outstanding membership units of RHA, making RHA an indirect wholly-owned subsidiary of TIGroup.
In November 2007, our Board of Directors approved a change to our fiscal year end from January 31 to September 30. In view of this change, the financial statements contained in this Form 10-K cover the twelve-month period ended September 30, 2008, the transition period for the eight-month period ended September 30, 2007, and the twelve-month period ended January 31, 2007.
On December 12, 2008, the Company and certain of its subsidiaries entered into three loan agreements, effective November 6, 2008, with two Oklahoma based lenders, Canadian State Bank and Valliance Bank, resulting in an aggregate financing of $8.4 million. The Company obtained the financing to purchase the building and property of the Stroud Municipal Hospital and clinics, refinance existing loans totaling $4.6 million, upgrade its facilities, improve its consolidated balance sheet, and maintain general working capital. The loan agreements are evidenced by promissory notes, two of which mature on November 6, 2028 and one of which matures on November 6, 2024.
CURRENT OPERATIONS
Following the sale of our BPO operations November 2004, we reduced our headcount significantly to a two person staff when David Hirschhorn and Todd Parker joined the Company as our Co-Chief Executive Officers in July 2005. Our new management initiated a growth strategy defined by acquisitions. Our management team and Board of Directors comprise a group of individuals with complementary talents across a broad range of disciplines, including mergers and acquisitions and operations.
During the Fiscal Years Ended January 31, 2006 and January 31, 2007, the management team focused the acquisition strategy on the healthcare industry.
In December 2005, we resumed active operations following the acquisition of the San Diego ASCs.
In September 2007, David Hirschhorn became our sole Chief Executive Officer upon Todd Parker’s resignation. Dennis M. Smith, formerly a director and senior consultant to the Company, re-joined as the Company’s Chief Financial Officer.

In 2007, we refined our acquisition strategy to focus on the delivery of financial and managerial services to healthcare facilities in non-urban markets.
Our support staff at RHA’s hospitals and Del Mar consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center, and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery centers is limited to licensed physicians. With the acquisition of SPMC in May 2008, we added 15 physicians and other healthcare providers to our team at RHA as employees. Our business depends upon the efforts and success of these physicians and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.
In November 2008, we appointed Thomas Rice as President of RHA. Mr. Rice has over 37 years’ experience in the administration and operation of healthcare facilities, including key senior management positions with major Oklahoma-based healthcare services companies. Also in November 2008, we announced the addition of Donald C. Parkerson as Chief Financial Officer of RHA. Mr. Parkerson has served in financial leadership positions with companies in healthcare businesses during his more than 30-year career.
In December 2008, RHA became an indirect wholly-owned subsidiary of the Company with the acquisition by RHA of the interests not held by TIGroup.
Strategy
Our initial strategy was to identify and invest in “platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments—ASCs and rural hospitals—stood out in terms of fundamentally favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, chronically under-served market. We determined that the top-down trends and attractive cash flows of ASCs made this an area of particular interest. Less well known, however, is the rural hospital sector, which has suffered from a long-term lack of access to capital despite providing care to more than 50 million people in the United States. We determined that focusing on rural healthcare would represent a significant long-term opportunity for TIGroup. We believe that TIGroup has identified a differentiated approach based on the recognition that the physician is at the center of the healthcare industry. Our operating philosophy is tied to a belief that the provision of flexible financial solutions to rural hospitals and ASCs through the alignment of our interests with those of the physicians, will result in a strong, predictable cash flow stream with excellent risk adjusted returns to TIGroup.
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of RHA. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. Together, the acquisition of RHA and the subsequent acquisition of SPMC by RHA are referred to herein collectively as the “RHA Acquisition,” and the three RHA hospitals, the medical clinic, ancillary support services units and SPMC are referred to herein collectively as the “RHA Healthcare Operations.” On May 1, 2008, RHA purchased 100% of the issued and outstanding membership interests of SPMC. Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, through one of our wholly-owned subsidiaries, we acquired the remaining 49% of the issued and outstanding membership units of RHA, making RHA an indirect wholly-owned subsidiary. We believe that these transactions are consistent with our current operating strategy.
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
In line with our strategy, we are re-branding our activities. With effect from November 18, 2008, the operations in non-urban market previously known as RHA were re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that SPMC has in the regional markets. In addition, we will recommend a name change to our stockholders in 2009 to “First Physicians Capital Group, Inc.” to reflect our focus on healthcare.

FUTURE FUNDING
We have sustained operating losses since our inception and had an accumulated deficit of approximately $75.7 million as of September 30, 2008 that has been funded primarily through preferred stock financing and cash generated from the disposal of our interest in our BPO operations in Asia. With the completion of the acquisition of the San Diego ASCs in November 2006, we resumed active business operations.
As of September 30, 2008 we had current liabilities of $9.8 million and current assets of $12.7 million. Significant events relating to funding of operations in the twelve-month period ended September 30, 2008 include:
•
In October 2007, we entered into promissory notes in the aggregate amount of $1.65 million (the “2007 Notes”), of which $1.0 million was used to finance our investment in RHA. The 2007 Notes were repaid in April 2008.

•	In January 2008, we received subscriptions for an aggregate of $4.6 million to purchase additional shares of our Series 5-A Preferred Stock and warrants to purchase our common stock.

•	In March 2008, we received subscriptions for an aggregate of $3.9 million to purchase shares of our new Series 6-A Preferred Stock and warrants to purchase our common stock.

•
In May 2008, we received subscriptions for an aggregate of $1.65 million to purchase additional shares of our Series 5-A Preferred Stock and Series 6-A Preferred Stock and warrants to purchase our common stock.

•	In May 2008, we received subscriptions for an aggregate of $0.8 million to purchase additional shares of our Series 6-A Preferred Stock and warrants to purchase our common stock.

•	In July 2008, we received $308,400 in connection with the exercise of warrants to purchase 616,800 shares of our common stock.

•	In August 2008, we received $105,875 in connection with the exercise of Advisory Board warrants to purchase 302,500 shares of our common stock.

•	In September 2008, we received $25,500 in connection with the exercise of warrants to purchase 51,000 shares of our common stock.
Upon completion of the RHA Acquisition in October 2007, RHA assumed a bank obligation in the amount of $4.4 million (the “RHA Loan”). With the completion of the SPMC acquisition by RHA in May 2008, we acquired SPMC bank obligations in the amount of $4.5 million. In December 2008, subsidiaries of RHA completed three loans totaling an aggregate of $8.4 million, the proceeds of which were used for (i) the purchase of the property and real assets of the hospital operated by RHA in Stroud, Oklahoma for a consideration of $3.2 million pursuant to an existing option agreement; (ii) the repayment of the RHA Loan; and (iii) the financing of capital expenditures, fees associated with the financings and working capital requirements (the “2008 Loans”). The 2008 Loans carry amortization schedules of 16-years to 20-years and are guaranteed up to 80% by the U.S. Department of Agriculture Rural Development 80% Business & Industry Loan Guarantee program (“USDA”). The completion of the 2008 Loans had the effect of reducing our current liabilities by $4.6 million.
Our management believes that we have adequate funding from the operations of RHA and Del Mar, cash and cash equivalents, and the 2008 Loans, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.

Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. We will assist our subsidiaries in expanding their access to working capital as appropriate.
INTELLECTUAL PROPERTY
We currently operate under the trademarks, Tri-Isthmus Group™ and TIGroup™. In line with our strategy, we are re-branding our activities. With effect from January 2009, the operations in non-urban markets currently known as RHA will be re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that SPMC has in the regional markets in which we operate. In addition, we will recommend a name change to our stockholders in 2009 to “First Physicians Capital Group, Inc.” to reflect our focus on healthcare.
We do not currently hold any patents.
EMPLOYEES
We have three employees at the parent company level as of December 17, 2008, including David Hirschhorn, our chairman and Chief Executive Officer, Dennis M. Smith, our Chief Financial Officer, and an administrative secretary. We consider our relations with employees to be good. None of our employees are represented by a labor union or under any collective bargaining agreement.
As of December 17, 2008, RHA and Del Mar employed 413 and 26 personnel, respectively. We consider relations with employees at each of RHA and Del Mar to be good. None of these employees are represented by a labor union or under any collective bargaining agreement.
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
Certificate of Need (“CON”) statutes and regulations control the development of ASCs in certain states. CON statutes and regulations generally provide that, prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. In giving approval, a designated state health planning agency must determine that a need exists for expanded or additional facilities or services. We do not operate in any CON states currently but may do so in the future.
Corporate Practice of Medicine
The laws of certain states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we currently own and operate ASCs, rural hospitals or surgical hospitals because these entities are not engaged in the practice of medicine as defined by state laws. The physicians who perform procedures at the ASCs, rural hospitals and surgical hospitals are individually licensed to practice medicine. In some instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.

Certification
We depend on third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our facilities. In order to receive Medicare reimbursement, each facility must meet the applicable conditions of participation set forth by the United States Department of Health and Human Services, or DHS, relating to the type of facility, the services it provides, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. ASCs and hospitals undergo periodic on-site Medicare certification surveys. Each of our existing facilities is certified as a Medicare provider. Although we intend for our facilities to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.
Medicare-Medicaid Fraud and Abuse Provisions
Section 1128B(b) of the Social Security Act (the “Federal Anti-Kickback Statute”) prohibits the knowing or willful offering, payment, solicitation or receipt or remuneration, directly or indirectly, overtly or covertly, in cash or in kind, for: (1) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal or state healthcare program; or (2) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state healthcare program. The Federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000 or imprisonment for up to five years, or both. Violations of the Federal Anti-Kickback Statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.
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
Notwithstanding our belief that the relationships between our facilities and third parties who may be in a position to refer patients or otherwise generate business for our facilities comply with relevant safe harbors under the Federal Anti-Kickback Statute, we cannot assure you that a federal or state agency charged with enforcement of the Federal Anti-Kickback Statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause these relationships with our facilities to become illegal, or result in the imposition of penalties on us or certain of our facilities. Even the assertion of a violation could have a material adverse effect upon us.
In addition to the Federal Anti-Kickback Statute, the Health Insurance Portability and Accountability Act of 1996, or “HIPAA”, provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

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
Prohibition on Physician Ownership of Healthcare Facilities and Certain Self-Referrals
Section 1877(a) of the Social Security Act sets forth the federal physician self-referral law, commonly referred to as the “Stark Law,” which prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity, subject to certain exceptions. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. The Stark Law applies to referrals involving the following services under the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services.
The Center for Medicare and Medicaid Services (“CMS”) issued two phases of final regulations implementing the Stark Law, which became effective on January 4, 2002 and July 26, 2004, respectively. Most recently, on September 5, 2007, CMS issued the third phase of final regulations which became effective on December 4, 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret the exceptions for enforcement purposes.
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
The “hospital ownership exception” under the Stark Law reads as follows:
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

In 2003, Congress passed legislation modifying the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physician ownership of new specialty hospitals. While the moratorium technically expired in 2005, the DHS suspended the processing of new provider enrollment applications for specialty hospitals, effectively extending the moratorium. On August 28, 2006, CMS issued its final report to Congress (the “Final Report”) addressing the specialty hospital moratorium as required by the Deficit Reduction Act of 2005. In the Final Report, CMS declined to extend the suspension of processing new provider enrollment applications for specialty hospitals. CMS also declined to recommend an amendment to the whole hospital exception to exclude physician investments in specialty hospitals. Nevertheless, future regulatory changes may prohibit physicians from investing in specialty hospitals. The Stark Law defines a “specialty hospital” as a hospital that primarily or exclusively treats cardiac, orthopedic, or surgical conditions or any other specialized category of patients or cases designated by regulation. According to this definition, we believe that none of our facilities is a “specialty hospital,” and therefore, the moratorium does not apply to our facilities. There can be no assurance, however, that the federal government will not amend the definition of “specialty hospital” to include the any of our facilities.
Furthermore, on July 12, 2007, CMS published proposed updates to the Medicare Physician Fee Schedule for 2008, which included a number of significant proposed revisions to the Stark Law. While none of the proposed revisions are directly relevant for purposes of this disclosure, investors should be aware that CMS may propose changes to the Stark Law in the future that may significantly impact our investment structures and our relationships with referring physicians.
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

A number of states have adopted their own false claims provisions as well as their own qui tam provisions whereby a private party may file a civil lawsuit in state court. We are currently not aware of any actions against us under any such state laws.
Healthcare Industry Investigations
Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices.
From time to time, the OIG and the United States Department of Justice (the “DOJ”) have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.
Privacy Requirements and Administrative Simplification
Federal and state governmental enforcement authorities extensively regulate the confidentiality of patient health information. HIPAA privacy regulations regulate the use and disclosure of patient health information, whether communicated electronically, on paper, or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. HIPAA security regulations require healthcare providers to implement administrative, physical, and technical safeguards to protect the security of patient health information that is maintained or transmitted electronically. Further, as required by HIPAA, DHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically.
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
Environmental Regulation
Our operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also subject to compliance with various other environmental laws, rules and regulations. Such compliance costs are not significant and we do not anticipate that they will be significant in the future.

Medicare and Medicaid Regulatory and Audit Impacts
Medicare and state Medicaid programs are subject to regulatory changes, administrative rulings, interpretations and determinations, post-payment audits, requirements for utilization review and new governmental funding restrictions, all of which could materially increase or decrease program payments, impact cost of providing services and affect the timing of payments to our hospitals. The final determination of amounts received under the Medicare and Medicaid programs often takes many years because of audits by the programs’ representatives, providers’ rights of appeal and the application of numerous technical reimbursement provisions. Until final adjustments are made, certain issues remain unresolved and established allowances may be higher or lower than what is ultimately required.
The Medicare program utilizes a system of contracted carriers and fiscal intermediaries across the country to process claims and conduct post-payment audits. Per the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “2003 Act”), CMS is reforming the carrier and fiscal intermediary functions. As part of such reform, CMS is competitively bidding the carrier and fiscal intermediary functions to Medicare Administrative Contractors. These changes could affect claims processing, auditing and cash flow to Medicare providers.
COMPETITORS
In our current markets, we compete with other health care providers, including major acute care, surgical, specialty and rural hospitals and other surgery centers. We compete with other providers for patients, physicians and for contracts with insurers or managed care payors. There are several publicly-held companies, or divisions of large publicly-held companies, that acquire and develop freestanding multi-specialty surgery centers. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and private surgical, rural and specialty hospitals are price, experience, reputation and access to capital. The principal competitive factors that affect our surgery centers are location and the quality of medical care provided by our physician-partners and other physicians who use our facilities.
Item 1A. RISK FACTORS
ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT.
Risks Related to Our Business
We have a need for ongoing financing.
We will need additional capital to continue to expand our operations and will endeavor to raise funds through the sale of equity shares and other types of securities and revenues from operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating capital and capital expenditure requirements during the next Fiscal Year Ending September 30, 2009 and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financings, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations. If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

The recent disruption in the overall economy and the financial markets may adversely impact our business.
Many industries, including businesses providing healthcare solutions outside of traditional hospital settings, have been affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position. Disruptions in the overall economy may also lead to a lower collection rate on billings as consumers or businesses are unable to pay their bills in a timely fashion. Decreased cash flow generated from our businesses may adversely affect our financial position and our ability to fund our operations. In addition, macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets. The disruption in the credit markets may also adversely affect the availability of financing for our acquisition of interests in ASCs, rural hospitals, surgical hospitals and other healthcare delivery platforms. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.
We are dependent for our success on a few key Executive Officers. Were we to lose one or more of these key Executive Officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.
Our success depends to a critical extent on the continued efforts and services of our Chief Executive Officer, David Hirschhorn, our Chief Financial Officer, Dennis Smith and the newly-appointed President and Chief Operating Officer of RHA, Thomas Rice, who began serving after the Fiscal Year Ended September 30, 2008. We do not currently have an employment agreement with Dennis Smith. Were we to lose one or more of these key Executive Officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key Executive Officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Mr. Hirschhorn and Mr. Rice have signed employment agreements with us, their agreements do not preclude them from leaving the Company nor can we assure you that the noncompetition provisions contained in their employment agreements would be enforceable in such event.
If we are unable to acquire and develop additional healthcare facilities on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.
Part of our strategy to increase our revenues and earnings is through the continuing acquisition of interests in rural hospitals, physician practices, ASCs, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians ASCs. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The businesses we acquire may experience losses in their early months of operation, or may never become profitable. We may not be successful in acquiring additional companies or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are unable to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.
We have incurred significant losses and may incur losses in the future.
We have sustained operating losses since inception and had an accumulated deficit of approximately $75.7 million as of September 30, 2008. This deficit has been funded primarily through sales of equity and cash generated from the disposal of our BPO operations in 2004. Our management intends to continue in the pursuit of a growth strategy defined by acquisitions. We anticipate that our operating expenses will increase in the foreseeable future as we increase our acquisition activities, and continue to develop our technology, products, and services. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our management believes that we have adequate funding from the operations of RHA and Del Mar, cash and cash equivalents, and the 2008 Loans and the potential future preferred stock subscriptions, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.

If we incur material liabilities as a result of acquiring companies, hospitals or ASCs, our operating results could be adversely affected.
Although we conduct extensive due diligence prior to the acquisition of companies, hospitals, ASCs, physician practices and other healthcare businesses, and seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire companies that have material liabilities for failure to comply with healthcare laws and regulations or other past activities. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to any acquisition. If we incur these liabilities and are not adequately indemnified or insured for them, our operating results and financial condition could be adversely affected.
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
Our growth strategy includes increasing our revenues and earnings by increasing the number of procedures performed at our facilities. Because we expect the amount of the payments we receive from third-party payors to remain fairly consistent, our operating margins will be adversely affected if we do not increase the revenues and procedure volume of our facilities to offset increases in our operating costs. We seek to increase procedure volume and revenues at our surgical facilities by increasing the number of physicians performing procedures at our centers, obtaining new or more favorable managed care contracts, improving patient flow at our centers, promoting screening programs, increasing patient and physician awareness of our facilities and achieving operating efficiencies. We can give you no assurances that we will be successful at increasing or maintaining revenues and operating margins at our facilities.
Appropriate acquisitions or investment opportunities may not be available.
As noted above, we may use a portion of our cash resources to pursue acquisition opportunities. If we decide to seek such opportunities, our future results will be dependent on our ability to identify, attract and complete desirable acquisition opportunities, which may take considerable time. In addition, our cash position, $3.0 million at September 30, 2008, may limit the scale and therefore the number of opportunities available. Our future results will be dependent on the performance of the acquired businesses, if any. We may not be successful in identifying, attracting or acquiring desirable acquisition candidates, or in realizing profits from any acquisitions.
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
A significant portion of our revenues are produced by a small number of our facilities, which are concentrated in Oklahoma and California.
A significant portion of our revenues are produced by a small number of our facilities based in Oklahoma and California. Our future patient volumes, net revenues and profitability in this market could be unfavorably impacted as a result of increased competitor capacity and expansion of services. A continuation of increased provider competition in this market, as well as potential future capacity added by us and others, could result in additional erosion of the patient volumes, net revenues and financial operating results of our facilities in this market.
The significant portion of our revenues derived from these facilities makes us particularly sensitive to regulatory, economic, environmental and competition changes in Oklahoma and California. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in these states could have a disproportionate effect on our overall business results.
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
Continued growth in the number of uninsured and underinsured patients or further deterioration in the collectibility of the accounts of such patients could harm our results of operations.
The principal collection risks for our accounts receivable relate to uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts required by the applicable agreement but patient responsibility amounts (e.g., deductibles, co-payments and other amounts not covered by insurance) remain outstanding. If we continue to experience significant increases in uninsured and underinsured patients and/or uncollectible accounts receivable, our results of operations could be harmed.

We may incur liabilities not covered by our insurance or which exceed our insurance limits.
In the ordinary course of business, our subsidiary hospitals are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. We self-insure a substantial portion of our liability risks for property and other typical insurance coverages with commercial carriers, subject to self-insurance retention levels, but we do not have any coverage for malpractice liability. We believe that, based on our past experience and actuarial estimates, our insurance coverage and our self-insurance reserves are sufficient to cover claims arising from the operations of our subsidiary hospitals. However, if payments for claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed and our results of operations could be adversely impacted. We believe that our insurance is adequate in amount and coverage. However, in the future, insurance may not be available at reasonable prices or we may have to increase our levels of self-insurance.
Because we have facilities in Oklahoma and California, we may incur liabilities as a result of damage from tornados, mudslides, earthquakes and wildfires, as well as damage from other natural disasters.
We own and operate hospitals in Oklahoma. Oklahoma has one of the highest rates of tornado activity in the United States. Potential tornado damage and disruption to our hospitals, as well as employees’ homes, local businesses and physicians’ offices could be extensive. If we experience damage as a result of tornados or other natural disasters at any of our Oklahoma facilities, the results of operations could be harmed, due to financial losses to repair or rebuild our facilities or disruption to our customers or employees that could negatively impact our operations.
We also own and operate facilities in California. Mudslides, earthquakes, wildfires and other natural disasters occur frequently in California. Potential damage and disruption in our facilities or employees homes located in California as a result of mudslides, earthquakes, wildfires or other natural disasters could be substantial. If we experience mudslides, earthquakes, wildfires or other natural disasters at any of our California facilities or employees homes, our reputation and results of operations could be harmed due to financial losses to repair or rebuild our facilities or disruption to our customers or employees that could hurt our ability to effectively provide our services.
Risks Related to Our Industry/General Market Conditions
Current and future disruptions in the banking industries may limit our access to our funds or cause us to lose funds, which could negatively impact our business.
We are affected by certain economic factors that are beyond its control, including changes in the overall banking environment. Due to the current economic climate, some banks may fail. The rate of bank failures has increased significantly in recent periods. A large percentage of our cash is held in banks. Not all of our cash is insured against an event of bank failure and it would be impractically burdensome to rearrange our banking relationships to insure a 100% insurance coverage rate on our deposits. Should a bank at which we have a deposit fail, we could lose all funds that are not insured or face significant delays in recovering funds if any recovery of our uninsured amounts is possible at all. The loss of our cash, or the ability to access our cash, could have a material adverse affect on our business and could possibly cause us to file for bankruptcy or be forced to dissolve.
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

If federal or state healthcare programs or managed care companies reduce the payments we receive as reimbursement for services we provide, our net operating revenues may decline.
In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs, including the 2003 Act. Some of these changes could decrease the amount of money we receive for our services relating to these programs. In recent years, Congress and some state legislatures have introduced an increasing number of other proposals to make major changes in the healthcare system including an increased emphasis on the linkage between quality of care criteria and payment levels such as the submission of patient quality data to the Secretary of Health and Human Services. Federal funding for existing programs may not be approved in the future. Future federal and state legislation may further reduce the payments we receive for our services. In addition, insurance and managed care companies and other third parties from whom we receive payment for our services increasingly are attempting to control healthcare costs by requiring that hospitals discount payments for their services in exchange for exclusive or preferred participation in their benefit plans. We believe that this trend may continue and may reduce the payments we receive for our services, which will lead to a decrease in our revenues without a corresponding reduction in our costs.
Providers in the hospital industry have been the subject of federal and state investigations and we could become subject to such investigations in the future.
For the past several years, significant media and public attention has been focused on the hospital industry due to ongoing investigations related to referrals, cost reporting and billing practices, laboratory and home health care services and physician ownership of joint ventures involving hospitals. Both federal and state government agencies have previously announced heightened and coordinated civil and criminal enforcement efforts. Moreover, the OIG and the DOJ have, from time to time, established enforcement initiatives that focus on specific areas of suspected fraud and abuse. Recent initiatives included a focus on hospital billing practices.
In March 2005, CMS implemented a three-year pilot recovery audit contractor program, commonly known as RAC, covering providers in certain states where we operate hospitals. RAC auditors are independent contractors hired by CMS. Among other things, the auditors have been focusing on clinical documentation supporting billings under the Medicare program. If an auditor concludes that such documentation does not support the provider’s Medicare billings, CMS will revise the amount due to the provider, compare such amount to what was previously paid and withhold the difference from a current remittance. The affected facility can appeal the auditor’s decision through an administrative process. At the conclusion of the pilot demonstration program, a permanent program may be implemented that will include hospital providers throughout the country.
We closely monitor our billing and other hospital practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations and we believe that our practices are consistent with those in our industry. However, government investigations could be initiated that are inconsistent with industry practices and prevailing interpretations of existing laws and regulations. In public statements, government authorities have taken positions on issues for which little official interpretation had been previously available. Some of those positions appear to be inconsistent with practices that have been common within our industry and, in some cases, they have not yet been challenged. Moreover, some government investigations that were previously conducted under the civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws.
We cannot predict whether we will be the subject of future governmental investigations or inquiries. Any determination that we have violated applicable laws or regulations or even a public announcement that we are being investigated for possible violations could harm our business by the issuance of injunctions requiring that we change our practices, loss of confidence by customers and damage to our reputation, fines, and other losses. Becoming subject to such investigations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We are subject to uncertainties regarding health care reform.
In recent years, an increasing number of initiatives have been introduced or proposed at the federal and state level that would affect major changes in the health care delivery system. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any health care reform proposals will be adopted. If adopted, such reforms could harm our business. It is possible that these reforms may be interpreted and applied in a manner that is inconsistent with our business practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our business practices, which could have an adverse effect on our business. Complying with these various reforms could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
In pursuing our growth strategy, we may expand our presence into new geographic markets. In entering a new geographic market, we will be required to comply with laws and regulations of jurisdictions that may differ from those applicable to our current operations. If we are unable to comply with these legal requirements in a cost effective manner, we may be unable to enter new geographic markets.
We are subject to “anti-kickback” and “self-referral” laws and regulations that provide for criminal and civil penalties if they are violated.
The health care industry is subject to many laws and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive. Unless an exception applies, Stark Law prohibits physicians from referring Medicare or Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self-referrals” due to the physician’s financial relationship with the entity providing the designated health services. Moreover, many states have adopted or are considering similar legislative proposals, some of which extend beyond the scope of the Stark Law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated health care services and physician self-referrals, regardless of the source of the payment for the patient’s care.

We review our operations from time to time and believe that we are either exempted from or in compliance with the Stark Law and similar state statutes. We are currently working to implement a more systematic review process, which will ensure ongoing compliance. When evaluating strategic joint ventures or other collaborative relationships with physicians, we consider the scope and effect of these statutes and seek to structure the arrangements in full compliance with their provisions. Nevertheless, if it is determined that certain of our practices or operations violate the Stark Law or similar statutes, we could become subject to civil and criminal penalties, including exclusion from the Medicare and/or Medicaid programs. The imposition of any such penalties could harm our business.
We could fail to comply with the federal Emergency Medical Treatment and Active Labor Act, or EMTALA, which could subject us to civil monetary penalties or cause us to be excluded from participation in the Medicare program.
Our hospital facilities are subject to EMTALA which requires every hospital participating in the Medicare program to conduct a medical screening examination of each person presented for treatment at its emergency room. If a patient is suffering from an emergency medical condition, the hospital must either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition, regardless of the individual’s ability to pay for care. EMTALA imposes severe penalties if a hospital fails to screen, appropriately stabilize or transfer a patient, or if a hospital delays service while first inquiring about the patient’s ability to pay. Such penalties include, but are not limited to, civil monetary penalties and exclusion from participation in the Medicare program. In addition to civil monetary penalties, an aggrieved patient, a patient’s family or a medical facility that ultimately suffers a financial loss as a direct result of a transferring hospital’s EMTALA violation can commence a civil suit under EMTALA. Although we believe that our facilities comply with EMTALA, there can be no assurances that claims will not be brought against us and, if successfully asserted against one or more of our hospitals, such claims could adversely affect our business and results of operations.
We continue to have significant corporate and SEC-related expenses and limited revenue to offset these expenses.
Although we have taken measures to reduce and control expenses, including maintaining the number of employees at the parent company level at three, monthly overheads, including salaries, office rent and other administrative expenses are significant when viewed as a portion of our existing cash resources. In addition, the costs associated with filings and compliance as an SEC registrant, including legal and accounting fees, represent a material cost to us.
Our hospitals face competition for medical support staff, including nurses, pharmacists, medical technicians and other personnel, which may increase our labor costs and adversely affect our business.
We are highly dependent on our experienced medical support personnel, including nurses, pharmacists and lab technicians, seasoned local hospital management and other medical personnel. We compete with other health care providers to recruit and ultimately retain these health care professionals. On a national level, a shortage of nurses and other medical support personnel has become a significant operating issue for a number of health care providers. In the future, this shortage may require us to enhance wages and benefits to recruit and retain such personnel or require us to hire expensive temporary and per diem personnel. Additionally, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. If our wages and related expenses increase, we may not be able to raise our reimbursement rates correspondingly. Our failure to recruit and retain qualified hospital management, nurses and other medical support personnel or modulate our labor costs could adversely affect our results of operations and harm our business.
If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.
There are ongoing technological advances regarding computer-assisted tomography (“CT”) scanners, magnetic resonance imaging (“MRI”) equipment, positron emission tomography (“PET”) scanners and other similar equipment. In order to effectively compete, we must continually assess our equipment needs and upgrade when significant technological advances occur. If our hospitals do not stay abreast of the technological advances in the health care industry, patients may seek treatment from other providers and physicians may refer their patients to alternate sources.

If we are unable to effectively compete for patients, local residents could use other hospitals.
The hospital industry is highly competitive. In addition to the competition we face for acquisitions and physicians, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals are located in non-urban service areas. However, our hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons. These reasons include physician referrals or the need for services we do not offer. Patients who seek services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide.
Some of our hospitals operate in primary service areas where they compete with other hospitals. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some competing hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.
We expect that these competitive trends will continue. Our inability to compete effectively with other hospitals and other healthcare providers could cause local residents to use other hospitals.
Risks Related to Our Common Stock
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
The 90-day average daily trading volume of our registered common stock in the over-the-counter markets reported by PinkSheets, LLC as of December 17, 2008, was approximately 4,111 shares and we have had some days with no trading. There can be no assurance that trading volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.

Our stock is not listed on a major stock market.
Our common stock is currently traded on the pink sheets and we do not meet the listing requirements for the NASDAQ Global Market or any other major stock market in the United States. The fact that our common stock is not listed for trading in such markets may have an effect on the perception of our company among potential investors or acquirers and may adversely affect the liquidity of our shares and therefore can have an effect on our ability to complete such transactions or raise additional funds.
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
The following facilities are leased by us and are material to our operations:

Facility	Address	Lease Term	Monthly Rent	Area (sq. ft.)

Outpatient Surgery Center	12264 El Camino Real, Suite 55 San Diego, California 92130	Lease expires 1/1/2016; one, seven year option to extend	$20,169.07	6,684

Hospital and Clinic	2308 Highway 66 West Stroud, Oklahoma 74079	Lease expires 10/31/2012; three, five year options to extend	$35,000.00	34,333

RHA Home Office	3555 N.W. 58th Street, Suite 700 Oklahoma City, Oklahoma 73112	Lease expires 11/30/2012	$13,429.50	10,232

Office Sublease from HSP, Inc.	433 N. Camden, Suite 810 Beverly Hills, California 90210	Lease expires 11/1/2012	$4,800.00	1183.5
RHA operates three hospitals and one clinic in Oklahoma. The following properties are owned by RHA and are material to our operations as of September 30, 2008:

Facility	Address	Area (sq. ft.)

Hospital and Medical Office Buildings	1002 E. Central Boulevard Anadarko, Oklahoma 73005	57,887

Hospital and Medical Office Building	1101 S. Byrd Tishomingo, Oklahoma 73460	37,393

Physician Clinic	2222 W. Iowa Avenue Chickasha, OK 73018	65,800
Item 3. LEGAL PROCEEDINGS
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 29, 2008, we held an Annual Meeting of Stockholders for the submission of the following matters to a vote of security holders: 1) to elect five (5) directors to serve until the 2009 Annual Meeting of Stockholders or until their successors have been duly elected and qualified; 2) to ratify the appointment of Whitley Penn LLP, as the independent accountants of the Company for the fiscal year ending September 30, 2008; and 3) to transact any other business properly brought before the meeting or any adjournments or postponements thereof. Messrs. Hirschhorn, Smith, Sells, Parker, and Schwartz were each re-elected to serve on the Board of Directors. The appointment of Whitley Penn LLP as the independent accountants of the Company for the fiscal year ending September 30, 2008 was ratified. No other business was transacted, nor any adjournments or postponements thereof.
The voting tabulation with respect to the re-election of the Board of Directors is as follows: 1) Mr. Hirschhorn received 30,261,925 votes in favor of, and 15,264 votes withheld from, his re-election; 2) Mr. Smith received 30,261,925 votes in favor of, and 15,264 votes withheld from, his re-election, 3) Mr. Sells received 30,262,035 votes in favor of, and 15,154 votes withheld from, his re-election, 4) Mr. Parker received 29,941,925 votes in favor of, and 335,264 votes withheld from, his re-election; 5) Mr. Schwartz received 30,262,035 votes in favor of, and 15,154 withheld from, his re-election. There were zero broker non-votes with respect to the re-election of any of the directors.
The ratification of Whitley Penn LLP as the Company’s independent accountants for the fiscal year ending September 30, 2008 received 29,949,943 votes in favor of such ratification, 326,529 votes against such ratification and 717 abstentions with respect to such ratification. There were zero broker non-votes with respect to such ratification.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
The following graph reflects the cumulative stockholder return (change in stock price plus reinvested dividends) of a $100 investment in our common stock for the five-year period from January 31, 2002 through September 30, 2008, in comparison with the NASDAQ Market Index, our prior self-determined industry peer group index and our current self-determined industry peer group index1. Although our common stock stopped trading on the NASDAQ National Market on December 21, 2001, and now trades in the over-the-counter market, we have compared the cumulative total stockholder return of our common stock with the NASDAQ Market Index because we believe this provides stockholders with a broad index comparison. The comparisons are not intended to forecast or be indicative of possible future performance of our common stock.

[1]
Our current self-determined peer group is made up of AmSurg Corp., Community Health Systems, Inc., Health Management Associates, Inc., Novamed, Inc., and Universal Health Services, Inc. Our prior self-determined peer group index is made of Community Health Systems, Inc., Health Management Associates, Inc., and Lifepoint Hospitals, Inc.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG TRI-ISTHMUS GROUP, INC.,
NASDAQ COMPOSITE INDEX AND PEER GROUP INDEX
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2008
ASSUMES $100 INVESTED ON JAN 31, 2002

THE FISCAL YEAR ENDED	1/31/2002	1/31/2003	1/31/2004	1/31/2005	1/31/2006	9/30/2007	9/30/2008
COMPANY/INDEX/MARKET
Tri-Isthmus Group, Inc.	$100.00	$51.47	$16.47	$4.41	$26.47	$10.59	$10.59
Peer Group Index	$100.00	$100.29	$193.7	$242.22	$248.98	$182.79	$190.40
Old Peer Group Index	$100.00	$83.32	$115.12	$115.12	$117.17	$85.19	$79.43
NASDAQ Market Index	$100.00	$69.11	$107.99	$109.18	$118.38	$145.47	$101.89
Our current self-determined peer group is made up of AmSurg Corp., Community Health Systems, Inc., Health Management Associates, Inc., Novamed, Inc., and Universal Health Services, Inc. Our prior self-determined peer group index is made of Community Health Systems, Inc., Health Management Associates, Inc., and Lifepoint Hospitals, Inc.

MARKET INFORMATION
Our common stock is traded in the over-the-counter market under the symbol “TISG.PK”. The following table presents, for the periods indicated, the high and low bid prices per share of our common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The Fiscal Year Ended September 30, 2008	High	Low
First Quarter	$0.37	$0.26
Second Quarter	0.51	0.29
Third Quarter	0.89	0.35
Fourth Quarter	0.75	0.31

The Transition Period Ended Sep. 30, 2007	High	Low
First Quarter (Feb. 1, 2007 – Apr. 30, 2007)	$0.38	$0.26
Second Quarter (May 1, 2007 – Jul. 31, 2007)	0.34	0.28
Third Quarter (Aug. 1, 2007 – Sep. 30, 2007)	0.36	0.26

The Fiscal Year Ended Jan. 31, 2007	High	Low
First Quarter	$0.94	$0.56
Second Quarter	0.90	0.44
Third Quarter	0.58	0.29
Fourth Quarter	0.80	0.31
STOCKHOLDERS
As of December 17, 2008, and to the best of our records, there were 2,858 stockholders of record of our common stock.
DIVIDENDS
We have never declared or paid cash dividends on our common stock or preferred stock. Holders of our Series 1-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Board of Directors, of $0.20 per share annually. Holders of our Series 2-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Board of Directors, in an amount equal to 8% of the price originally paid to us for each share of Series 2-A Preferred Stock. Holders of our Series 5-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Board of Directors, of $40 per share annually. Holders of our Series 6-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Board of Directors and pari passu with the Series 5-A Preferred Stock, of $40 per share annually. No dividend may be declared and paid upon shares of our common stock in any the fiscal year unless dividends on all such preferred stock have been paid or declared and set aside for payment to holders of our preferred stock for such the fiscal year. We currently intend to retain all future earnings to finance future growth and, therefore, do not anticipate declaring or paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights at	warrants and rights	column (a)) at
Plan category	Sep. 30, 2008	at Sep. 30, 2008	Sep. 30, 2008
	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)(8)(9)	150,000	$0.3125	7,287,453
Equity compensation plans not approved by security holders(1)(4)(5)(6)(7)	868,346	$0.8970	12,579

Total	1,018,346	$0.8108	7,300,032

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

(2)
In 2001, at our 2001 Annual Meeting, our stockholders approved two equity compensation plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of common stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event will the maximum number of shares of common stock which may be issued under the 2001 Plan as incentive stock options exceed 20,000,000. The weighted average exercise price under the 2001 Plan shall be fixed by the Plan Administrator (as that term is defined in the 2001 Plan) and, in the case of an incentive option, shall be limited by the following: 1) the exercise price per share shall not be less than 100% of the fair market value (as that term is defined in the 2001 Plan) per share of our common stock on the date of option grant; and 2) in the event that the Optionee is a 10% stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the date of option grant. We have granted various incentive stock options as well as non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant. As of September 30, 2008, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 13,210,993, and as of September 30, 2008, 6,960,393 shares remain available for issuance. The maximum number of shares of common stock that may be purchased under our ESPP is 350,000, with a weighted average exercise price of $1.48. As of September 30, 2008, the Company has discontinued offering the ESPP, no shares have been issued subsequent to the original issuance, and the Company currently has no intention to issue shares under the ESPP. Since its inception, a total of 22,940 shares of common stock have been purchased pursuant to the ESPP, and to the best of our records, 327,060 shares remain available for issuance.

(3)	On November 20, 2001, our Board of Directors approved a grant of options to purchase a total of 3,750 shares (adjusted for reverse split) of our common stock at an exercise price of $2.00 per share.

(4)
On August 2, 2005, our Board of Directors approved the issuance of warrants to purchase an aggregate of 727,500 shares of our common stock at an exercise price of $0.35 per share to the seven initial members of our Advisory Board, as compensation for participation on our Advisory Board. The shares underlying these warrants became fully vested in August 2007. In August 2008, three of the initial Advisory Board members exercised their warrants in full and a total of 302,500 shares of common stock were issued. The other four initial Advisory Board members, holding an aggregate of 425,000 shares of common stock, allowed their warrants to expire unexercised. In December 2006, our Board of Directors approved the issuance of a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.45 per share to Steven Spector, upon his addition as a member to the Advisory Board. The shares underlying the warrant issued to Mr. Spector became fully vested on December 12, 2008. The warrant issued to Mr. Spector expired unexercised on December 12, 2008. On September 11, 2007, our Board of Directors approved the issuance of warrants to purchase an aggregate of 350,000 shares of our common stock at an exercise price of $0.45 per share to six new members of our Advisory Board. The shares underlying these warrants become fully vested on September 13, 2009 and expire on September 13, 2009. On February 15, 2008, our Board of Directors approved the issuance of a warrant dated October 30, 2007, to purchase a total of 714,285 shares of our common stock at an exercise price of $0.45 per share to Brian Potiker, in consideration for his continued service as a member of our Advisory Board. The shares underlying the warrant issued to Mr. Potiker became fully vested on October 30, 2008 and expire on October 30, 2009.

(5)
On November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share to two independent directors. The shares underlying these options vested in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005.

(6)
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

(7)
On December 12, 2006, our Board of Directors approved the issuance of warrants to J. Michael Issa to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $0.45 per share for services provided. These warrants vested immediately on the effective issuance date of December 12, 2006 and expired on December 12, 2008. These warrants expired unexercised.

(8)
On October 10, 2007, subsequent to the completion of the Transition Period Ended September 30, 2007, our Board of Directors approved the grant of an option pursuant to the 2001 Plan to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 to Dennis M. Smith, following his appointment as our Chief Financial Officer. Provided that Mr. Smith is employed by us on the applicable vesting dates, the shares underlying these options vest according to the following schedule: 150,000 shares vested upon the grant of the option; 150,000 shares vested on October 10, 2008; and the remaining 150,000 shares vest on October 10, 2009. 150,000 shares vested immediately upon the grant of the option and 150,000 shares vested on October 10, 2008. The remaining 150,000 shares will vest on October 10, 2009. Mr. Smith’s employment agreement terminated on October 9, 2008. Mr. Smith has continued to serve as our Chief Financial Officer without a formal employment agreement. We are currently in discussions with Mr. Smith regarding a new employment agreement.

(9)
On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our common stock to David Hirschhorn pursuant to the 2001 Plan. These options are exercisable for a period of seven years at an exercise price of $0.625 per share. Mr. Hirschhorn’s shares vest according to the following schedule: 1,250,000 shares vest on July 1, 2009; 1,250,000 shares vest on July 1, 2010; 1,250,000 shares vest on July 1, 2011; 1,250,000 shares vest on July 1, 2012; and the last 1,250,000 vest on July 1, 2013.

SALES OF UNREGISTERED SECURITIES
During the Transition Period Ended September 30, 2007, we issued an aggregate of 1,175 shares of Series 5-A Preferred Stock and warrants to purchase an aggregate of 705,000 shares of common stock, pursuant to Series 5-A Preferred Stock and Warrant Purchase Agreements to various investors through private placements. Each investor represented in writing to the Company that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act.
On May 15, 2008, we issued 25 shares of Series 5-A Preferred Stock to an investor, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement. Such investor represented in writing to the Company that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act.
On May 15, 2008, we issued warrants to purchase 15,000 shares of our common stock to an investor, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement. These warrants are exercisable for a period of 2 years at an exercise price of $0.50 per share. Such investor represented in writing to the Company that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act.
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
AS NOTED ABOVE, IN THE FISCAL YEAR ENDED JANUARY 31, 2005 WE CONCLUDED THE EXCHANGE OFFER AND RELATED TRANSACTIONS RESULTING IN THE CESSATION OF OUR OWNERSHIP IN OUR BPO OPERATIONS IN ASIA, WHICH REPRESENTED 96% AND 100% OF OUR REVENUES IN THE FISCAL YEAR ENDED JANUARY 31, 2005 AND THE FISCAL YEAR ENDED JANUARY 31, 2004, RESPECTIVELY. THE DISCUSSION BELOW PRESENTS OUR RESULTS, EXCLUDING REVENUES AND EXPENSES FROM DISCONTINUED OPERATIONS.

	Fiscal	Transition
	Year	Period
	Ended	Ended	Fiscal Year Ended
	Sep. 30,	Sep. 30,	Jan. 31,
	2008	2007	2007	2006	2005	2004
Revenue	$29,641	$2,452	$702	$—	$254	$—
Operating expenses	34,689	4,444	2,453	2,175	2,503	5,394
Net income/(loss) before minority interest	(5,601)	(1,990)	(1,748)	(2,170)	(2,252)	(5,362)
Minority interest	1,368	93	168	—	—	—
Net profit/(loss) per share allocable to common stockholders	(4,233)	(1,897)	(1,580)	(2,170)	(2,252)	(5,362)
- Basic	$(0.86)	$(0.50)	$(0.43)	$(0.91)	$9.77	$(9.01)
- Diluted	N/A	N/A	N/A	N/A	$9.53	N/A
Cash and cash equivalents	2,970	733	286	1,289	1,064	1,452

Accounts receivables	6,289	1,418	1,403	—	—	—
Property and equipment, net	12,277	1,163	1,115	1	40	4,418
Goodwill	759	759	987	—	—	—
Total assets	26,498	4,504	4,571	1,579	2,714	10,834
Current liabilities	9,803	1,624	839	552	779	8,550
Long term liabilities	1,091	—	—	—	—	—
Minority interest	967	920	1,285	—	—	—
Non-redeemable preferred stock	191	191	191	191	191	4,354
Redeemable preferred stock	14,432	5,019	4,050	1,307	—	14,521
Stockholders’ equity/ (deficit)	(4,350)	(3,250)	(1,603)	(280)	1,744	(16,591)
The revenue and operating expenses figures exclude those relating to discontinued operations.

Item 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Form 10-K.
FORWARD LOOKING STATEMENTS
The information set forth in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements. Please refer to “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this Form 10-K for more information about forward-looking statements.
We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
OVERVIEW
From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with BPO solutions into and across the Asia-Pacific region. In the fourth quarter of the Fiscal Year Ended January 31, 2005, we ceased operating any active BPO business that we previously conducted through our subsidiary, Vsource Asia, and accordingly the results of the BPO-related operations have been classified as discontinued.
On December 2, 2005, we resumed active operations, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in the San Diego ASCs, Del Mar and Point Loma. In June 2007, we consolidated the operations of the San Diego ASCs at the Del Mar facility.
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of RHA. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services units, all focused the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA completed a material acquisition with the purchase of SPMC, a multi-specialty physician practice, also located in Oklahoma. Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, through a wholly-owned subsidiary, we acquired the remaining 49% of the issued and outstanding membership units of RHA, thus making RHA an indirect wholly-owned subsidiary of ours.
CHANGE IN THE FISCAL YEAR END
In November 2007, our Board of Directors approved a change to our fiscal year end from January 31 to September 30. In view of this change, last year’s annual report on Form 10-K was a transition report, and included financial information for the eight-month period ended September 30, 2007, and for the twelve-month periods ended January 31, 2007 and 2006. References to 2007 refer to the Transition Period unless otherwise specified. Throughout the Management’s Discussion and Analysis in Item 7 below, data for all periods are derived from our audited consolidated financial statements, which appear in this report.
FUNDING
We have sustained operating losses since our inception and had an accumulated deficit of approximately $75.7 million as of September 30, 2008 that has been funded primarily through preferred stock financing and cash generated from the disposal of our interest in our BPO operations in Asia. With the completion of the acquisition of the San Diego ASCs in November 2006 and the acquisition of RHA in October 2007, we resumed active business operations.
As of September 30, 2008 we had current liabilities of $14.4 million and current assets of $12.7 million.

In December 2008, subsidiaries of RHA completed the 2008 Loans. The completion of the 2008 Loans carrying amortization schedules of 16 years to 20 years and guaranteed up to 80% by the USDA had the effect of reducing our current liabilities by $4.6 million. Our management believes that we have adequate funding from the RHA Healthcare Operations and Del Mar ASC, cash and cash equivalents, the 2008 Loans, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer hardware	2 to 5 years
Computer software	3 to 5 years
Office equipment, furniture and fixtures	5 years
Medical equipment	5 to 7 years
Buildings	30 to 40 years
Leasehold improvements	15 years
Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term. Depreciation expense for the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, and the Fiscal Year Ended January 31, 2007 was $706,000, $76,000 and $29,000 respectively. The significant increase in depreciation expense in the Fiscal Year Ended September 30, 2008 arose from the RHA Acquisition.
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

Stock-Based Compensation
On February 1, 2006, the Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended January 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
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
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. We do not expect that the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We do not expect that the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operation.

RESULTS OF OPERATIONS (All amounts in thousands)

	Fiscal	Transition	Fiscal	Fiscal
	Year	Period	Year	Year
	Ended	Ended	Ended	Ended
	Sep. 30,	Sep. 30,	Jan. 31,	Jan. 31,
	2008	2007	2007	2006

Revenue from services	$29,641	$2,452	$702	$—
Selling, general and administrative expenses	33,336	3,966	2,255	2,028
Amortization of stock-based compensation	339	250	198	147
Impairment of long-lived assets and goodwill	308	228	—	—
Depreciation and amortization	706	—	—	—

Total costs and expenses	34,689	4,444	2,453	2,175

Operating loss	(5,048)	(1,992)	(1,751)	(2,175)
Interest income	320	2	3	5
Interest expense	(873)	—	—	—
Net loss from operations before taxation and non-cash beneficial conversion feature	(5,601)	(1,990)	(1,748)	(2,170)

Minority interest	1,368	93	168	—
Taxation	—	—	—	—

Net loss	(4,233)	(1,897)	(1,580)	(2,170)

Non-cash beneficial conversion feature preferred dividend	(2,878)	—	—	—
Net loss allocable to common stockholders	$(7,111)	$(1,897)	$(1,580)	$(2,170)
MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS — FISCAL YEAR ENDED SEPTEMBER 30, 2008 COMPARED TO EIGHT-MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 2007, YEAR ENDED JANUARY 31, 2007 AND YEAR END JANUARY 31, 2006.
Revenue
Revenue of $29.6 million was generated in the Fiscal Year Ended September 30, 2008, derived from the Del Mar ASC and the delivery of healthcare services at the RHA Healthcare Operations commencing with the RHA Acquisition in October 2007. This represents a change of 1,109%, compared with the $2.5 million recorded during the Transition Period Ended September 30, 2007. Revenues in Fiscal Year Ended January 31, 2007 totaled $0.7 million, arising from approximately two months of operations for the San Diego ASCs during the period.
We had no active operations in the Fiscal Year Ended January 31, 2006, and therefore generated no revenue.
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
Selling, general and administrative expenses totaled $33.3 million in the Fiscal Year Ended September 30, 2008, compared with $4.0 million in the Transition Period Ended September 30, 2007. The expenses increased due to the increased costs associated with operating the RHA Healthcare Operations. This represents a change of 735% compared with the Transition Period Ended September 30, 2007, because the Transition Period Ended September 30, 2007 only included corporate expenditures and operating costs of the San Diego ASCs for two months.

Selling, general and administrative expenses totaled $2.3 million in the Fiscal Year Ended January 31, 2007, compared with $2.0 million in the Fiscal Year Ended January 31, 2006, a period in which the Company had no active operations. This represents a change of 15% compared with the Fiscal Year Ended January 31, 2006.
Amortization of Stock-Based Compensation
On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our then Co-Chairmen of the Board and then Co-Chief Executive Officers, our Board of Directors approved the issuance of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $51,000, $71,000, $27,000 and $0 in Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007, and the Fiscal Year Ended January 31, 2006, respectively. Pursuant to Mr. Parker’s resignation as Co-Chief Executive Officer and Co-Chief Financial Officer in September 2007, the number of shares held by Mr. Parker is in the process of being reduced from 350,000 to 159,800.
On August 2, 2005, the Company issued warrants to purchase 727,500 shares of our common stock to seven individuals for participation on our Advisory Board. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The warrants had a calculated value of $161,001, recognized over the two-year vesting period. For the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007, and the Fiscal Year Ended January 31, 2006, the Company recorded charges of $0, $27,000, $54,000, and $80,000, respectively, in respect of the amortization of these warrants.
On November 17, 2005, our Board of Directors approved the grants to two independent directors of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share. These options vest in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005 and were issued with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk-free interest rates of 4.1%, and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223, recognized over the vesting period. For the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007, and the Fiscal Year Ended January 31, 2006, the amortization recognized was $23,000, $18,000, $27,000, and $14,000, respectively.
In December 2006, the Company issued a warrant to purchase 50,000 shares of our common stock to an individual for participation on our Advisory Board. The warrant was issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants had a calculated value of $20,000, recognized over the two-year vesting period. For the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007, and the Fiscal Year Ended January 31, 2006, the Company recorded charges of $7,000, $6,000, $2,000, and $0, respectively, in respect of the amortization of the warrant.
On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share to Dennis M. Smith. The shares underlying this option vest in quarterly increments over three years. The option was granted with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The option had a calculated value of $47,162, recognized over the vesting period. For the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007, and the Fiscal Year Ended January 31, 2006, the amortization recognized was $16,000, $10,000, $3,000, and $0, respectively.
On July 16, 2007, the Company issued a warrant to purchase 50,000 shares of our common stock to a company for services rendered. The warrant was issued with Black-Scholes assumptions of 212% volatility, $0.32 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. For the Fiscal Year Ended September 30, 2008 and the Transition Period Ended September 30, 2007, the Company recorded charges of $9,000 and $1,000, respectively, in respect of the amortization of the warrant.

On September 13, 2007, the company issued warrants to purchase an aggregate of 350,000 shares of our common stock to four individuals for participation on our Advisory Board. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.1%, and exercise price of $0.45. For the Fiscal Year Ended September 30, 2008 and the Transition Period Ended September 30, 2007, the Company recorded charges of $6,000 and $0, respectively, in respect of the amortization of the warrants.
On October 10, 2007, subsequent to the completion of the Transition Period Ended September 30, 2007, our Board of Directors approved the grant of an option pursuant to the 2001 Plan to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 to Dennis M. Smith, following his appointment as our Chief Financial Officer. Provided that Mr. Smith is employed by us on the applicable vesting dates, the shares underlying these options vest according to the following schedule: 150,000 shares vested upon the grant of the option; 150,000 shares vested on October 10, 2008; and the remaining 150,000 shares vest on October 10, 2009. 150,000 shares vested immediately upon the grant of the option and 150,000 shares vested on October 10, 2008. The remaining 150,000 shares will vest on October 10, 2009. Mr. Smith’s employment agreement terminated on October 9, 2008. Mr. Smith has continued to serve as our Chief Financial Officer without a formal employment agreement. We are currently in discussions with Mr. Smith regarding a new employment agreement. For the Fiscal Year Ended September 30, 2008, the amortization recognized was $38,000.
On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our common stock pursuant to the 2001 Plan to David Hirschhorn. These options are exercisable for a period of seven years at an exercise price of $0.625 per share. For the Fiscal Year Ended September 30, 2008, the amortization recognized was $185,000. Mr. Hirschhorn’s shares vest according to the following schedule: 1,250,000 shares vest on July 1, 2009; 1,250,000 shares vest on July 1, 2010; 1,250,000 shares vest on July 1, 2011; 1,250,000 shares vest on July 1, 2012; and the last 1,250,000 vest on July 1, 2013.
Impairment of Long-Lived Assets and Goodwill
In the Fiscal Year Ended September 30, 2008, we recorded an impairment of $308,000 in respect of fixed assets at Point Loma arising from the termination of activities at this facility, as part of the company’s review of long-lived assets, certain identifiable intangible assets and goodwill. For the Fiscal Year Ended January 31, 2007, the Company tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill. The Company hired an outside appraiser to assist in the determination of any impairment in goodwill as of September 30, 2007. Based on this analysis, the Company determined that an impairment to the assigned values in the amount of $228,000 had occurred at September 30, 2007. There were no impairment charges during the Fiscal Years Ended January 31, 2007 and 2006.
Operating Loss
As a result of the foregoing, we had an operating loss in the Fiscal Year Ended September 30, 2008 of $5.0 million, compared with an operating loss of $2.0 million for the Transition Period Ended September 30, 2007 and $1.8 million for the Fiscal Year Ended January 31, 2007. This represents a change of 163% compared with the Transition Period Ended September 30, 2007 and 188% compared with the Fiscal Year Ended January 31, 2007. The operating loss increased as a result of costs associated with the RHA Acquisition and the integration and operation of the RHA Healthcare Operations.
We incurred an operating loss of $2.2 million for the Fiscal Year Ended January 31, 2006, a period during which we had no active operations.
Interest Income
We had an interest income of $320,000 in the Fiscal Year Ended September 30, 2008, $2,000 in the Transition Period Ended September 30, 2007, $3,000 in the Fiscal Year Ended January 31, 2007, and $5,000 in the Fiscal Year Ended January 31, 2006. This represents a change of 15,900% compared with the Transition Period Ended September 30, 2007, 10,566% compared with the Fiscal Year Ended September 30, 2007, and 6,300% compared with the Fiscal Year Ended January 31, 2006. The increase in interest income arose as a result of an increase in the amount of cash held in interest-bearing accounts during the period.

Interest Expense
We recorded interest expenses of $873,000 in the Fiscal Year Ended September 30, 2008, arising from interest incurred from the 2007 Notes to finance the RHA Acquisition and the RHA bank loans. We had no interest expenses in the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007, or the Fiscal Year Ended January 31, 2006 because we had no loans outstanding.
Minority Interest
In the Fiscal Year Ended September 30, 2008, minority interest amounted to $1.4 million, compared to $93,000 for the Transition Period Ended September 30, 2007 and $168,000 in the Fiscal Year Ended January 31, 2007. This represents a change of 1,371% compared with the Transition Period Ended September 30, 2007 and 714% compared with the Fiscal Year Ended January 31, 2007. The increase arose as a result of operating losses attributable to the 49% equity interest in RHA held by a third party.
In the Fiscal Year Ended January 31, 2007, minority interest amounted to $168,000, compared to $-0- for the Fiscal Year Ended January 31, 2006. We had no operations in the Fiscal Year Ended January 31, 2006.
Taxation
There were no taxation charges for the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007, or the Fiscal Year Ended January 31, 2006. Upon adoption of FIN 48 as of February 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At September 30, 2008, there was no amount that would favorably affect the effective income tax rate in future periods after valuation allowances as in the opinion of the management, the tax loss carry-forwards are more likely than not to expire before the Company can use them. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” The Company has not accrued any additional interest or penalties as a result of adoption of FIN 48.
Net Income or Loss
As a result of the foregoing, we recorded a net loss of $4.2 million, $1.9 million and $1.6 million, in the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, and the Fiscal Year Ended January 31, 2007, respectively. This represents a change of 123% compared with the Transition Period Ended September 30, 2007 and 168% compared with the Fiscal Year Ended January 31, 2007. The net loss increased as a result of costs associated with the RHA Acquisition and the integration and operation of the RHA Healthcare Operations. We recorded a net loss of $2.2 million in the Fiscal Year Ended January 31, 2006, a period in which we had no active operations.
Non-Cash Beneficial Conversion Feature Preferred Dividend
In the Fiscal year Ended September 30, 2008, we recognized a $2.9 million non-cash beneficial conversion feature preferred dividend expense relating to the issuance of our Series 5-A Preferred Stock and Series 6-A Preferred Stock, each together with warrants, during the period. The expense, which arose from a beneficial conversion feature resulting from the fact that such convertible securities could be converted into our common stock at an amount below its market price on the commitment date of the securities, was recognized in accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Converstion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments” and EITF 00-27, “Application of EITF Issue 98-5.” We recorded no beneficial conversion feature preferred dividend expense in the Transition Period Ended September 30, 2007, the Fiscal year Ended January 31, 2007, or the Fiscal year Ended January 31, 2006.

Net Income or Loss Available to Common Stockholders
Net income or loss available to common stockholders is computed from net income or loss and adding or deducting deemed non-cash dividend to preferred stockholders and credit on exchanges. We had net loss available to common stockholders of $7.1 million, or $(0.86) per basic share in the Fiscal Year Ended September 30, 2008, compared with $1.9 million, or $(0.50) per basic share, in the Transition Period Ended September 30, 2007 and a net loss of $1.6 million, or $(0.43) per basic share, in the Fiscal Year Ended January 31, 2007. This represents a change of 274% compared with the Transition Period Ended September 30, 2007 and 344% compared with the Fiscal Year Ended January 31, 2007. The net loss per basic share increased as a result of increases in net loss, non-cash beneficial conversion feature preferred dividend expense, and the number of basic shares outstanding during the Fiscal Year Ended September 30, 2008. We had net loss available to common stockholders of $2.2 million or $(0.91) per basic share in the Fiscal Year Ended January 31, 2006, a period in which we had no active operations.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents totaled $3.0 million as of September 30, 2008, compared with $0.7 million and $0.3 million as of September 30, 2007 and January 31, 2007, respectively.
At September 30, 2008, we had working capital of $2.9 million and a stockholders’ deficit of $4.4 million, as compared to working capital of $1.0 million and a stockholders’ deficit of $3.3 million at September 30, 2007 and working capital of $1.6 million and stockholders’ deficit of $1.6 million as of January 31, 2007.
The changes to stockholders’ equity are primarily due to costs associated with staffing, administration and reporting, the RHA Acquisition, the integration and operation of the RHA Healthcare Operations, and the Del Mar ASC. These costs were partially offset by the revenues generated by the RHA Healthcare Operations, the Del Mar ASC, a management fee received in respect of the San Diego ASCs, and new funds raised through the sale and issuance of new shares of our preferred stock. We have long-term liabilities of $0.9 million as of September 30, 2008, and had no long-term liabilities as of September 30, 2007 or January 31, 2007. To date, we have financed our operations primarily through sales of preferred equity and cash generated from the disposal of our interest in our subsidiary, Vsource Asia.
Net cash used in operating activities of totaled $5.4 million in the Fiscal Year Ended September 30, 2008, compared with $0.6 million in the Transition Period Ended September 30, 2007 and $1.2 million in the Fiscal Year Ended January 31, 2007. The increase in net cash used in the Fiscal Year Ended September 30, 2008 arose from the net operating costs associated with the RHA Healthcare Operations, Del Mar and the costs associated with administration and reporting for the Company.
Net cash used by investing activities in the Fiscal Year Ended September 30, 2008 was $2.0 million. Net cash used in investing activities for the Transition Period Ended September 30, 2007 and for Fiscal Year Ended January 31, 2007 both amounted to $0.1 million. The net cash used by investing in the Fiscal Year Ended September 30, 2008 resulted primarily from the RHA Acquisition and the acquisition of SPMC by RHA.
Net cash provided by financing activities was $9.7 million in the Fiscal Year Ended September 30, 2008, compared with $1.2 million in the Transition Period Ended September 30, 2007 and $0.3 million in the Fiscal Year Ended January 31, 2007. Net cash provided by financing activities in the Fiscal Year Ended September 30, 2008 was provided by the issuance of new preferred stock, the issuance of new common stock arising from the exercise of warrants and net proceeds from borrowings. Net cash provided by financing activities in the Transition Period Ended September 30, 2007 was provided by the issuance of new preferred stock. Net cash provided by financing activities in the Fiscal Year Ended January 31, 2007 came from the issuance of Series 5-A Preferred Stock and other equity.
At September 30, 2008, we had liabilities of $15.3 million and assets of $26.5 million.
OFF-BALANCE SHEET FINANCING
We have no “off-balance sheet” financing arrangements.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS
Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$742	$164	$318	$37	$223
Capital lease obligations	513	113	356	44	—
Operating lease obligations	4,440	1,256	2,932	252	—

Total	$5,693	$1,533	$3,606	$333	$223

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
We have audited the accompanying consolidated balance sheet of Tri-Isthmus Group, Inc.(a Delaware corporation) as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity/(deficit), and cash flows for the year ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-Isthmus Group, Inc. as of September 30, 2008 and the results of their operations and their cash flows for the year ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
January 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Tri-Isthmus Group, Inc.
We have audited the accompanying consolidated balance sheets of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) (a Delaware corporation) as of September 30, 2007 and January 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the eight month period ended September 30, 2007 and the year ended January 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged in, an audit of its internal control over financial reporting. Our audits included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-Isthmus Group, Inc. as of September 30, 2007 and January 31, 2007 and the results of its operations and its cash flows for the eight months ended September 30, 2007, and the year ended January 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Mendoza Berger & Company, LLP
Irvine, California
January 14, 2008

TRI-ISTHMUS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Sep. 30, 2008	Sep. 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,970	$733
Restricted cash	1,514	—
Accounts receivable, net of allowance for uncollectible accounts	6,289	1,418
Advance to affiliated entity (Note 7)	72	273
Prepaid expenses	103	23
Other current assets	1,754	135

Total current assets	12,702	2,582
Property and equipment, net	12,277	1,163
Goodwill (Note 8)	759	759
Other assets	760	—

Total assets	$26,498	$4,504

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable	$2,944	$678
Accrued expenses	1,765	792
Staff accruals	950	154
Notes payable	3,980	—
Current maturities of long term debt	164	—

Total current liabilities	9,803	1,624
Long term debt	1,091	—
Notes payable	4,364	—

Total liabilities	15,258	1,624
Minority interest (Note 10)	967	920
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of Sep. 30, 2008 and 2007)	166	166
Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as Sep. 30, 2008 and 2007)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock: (Note 13)
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 8,987 and 2,717 shares issued and outstanding as of Sep. 30, 2008 and Sep. 30, 2007, respectively)	7,819	2,519
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,607 shares issued and outstanding as of Sep. 30, 2008 and -0- as of Sep. 30, 2007)	4,113	—
Series B preferred stock issued by subsidiary (Note 13) ($0.01 par value, 38,250 shares authorized, 19,990 shares issued and outstanding as of Sep. 30, 2008 and Sep. 30, 2007)	2,500	2,500

Total redeemable preferred stock	14,432	5,019
Stockholders’ equity/(deficit):
Common stock ($0.01 par value, 100,000,000 shares authorized; 10,122,992 and 3,828,739 shares issued and outstanding as of Sep. 30, 2008 and 2007, respectively)	103	38
Additional paid-in-capital	71,301	65,355
Accumulated deficit	(75,702)	(68,591)
Other comprehensive income (loss)	(52)	(52)

Total stockholders’ equity/(deficit)	(4,350)	(3,250)

Total liabilities, preferred stock and stockholders’ equity/(deficit)	$26,498	$4,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal	Transition	Fiscal
	Year	Period	Year
	Ended	Ended	Ended
	Sep. 30, 2008	Sep. 30, 2007	Jan. 31, 2007

Revenue from services	$29,641	$2,452	$702

Cost and expenses:
Selling, general and administrative expenses	33,336	3,966	2,255

Amortization of stock-based compensation (Note 14)	339	250	198
Impairment of long-lived assets and goodwill	308	228	—
Depreciation and amortization	706	—	—

Total costs and expenses	34,689	4,444	2,453

Operating loss	(5,048)	(1,992)	(1,751)
Interest income	320	2	3
Interest expense	(873)	—	—
Minority interest	1,368	93	168

Net loss from operations before taxation and non-cash beneficial conversion feature	(4,233)	(1,897)	(1,580)
Taxation	—	—	—
Non-cash beneficial conversion feature preferred dividend	(2,878)	—	—

Net loss allocable to common shareholders	$(7,111)	$(1,897)	$(1,580)

Net income/(loss) per common share:
Basic	$(0.86)	$(0.50)	$(0.43)
Diluted	N/A	N/A	N/A
The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except for shares data)

			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Stock	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance at Jan. 31, 2006	3,674,033	$37	$64,847	$(65,114)	$(50)	$(280)
Net loss				(1,580)		(1,580)
Comprehensive income (loss)					(2)	(2)
Fractional shares arising on reverse stock split	37

Issuance of warrants			60			60
Stock based compensation			198			198

Balance at Jan. 31, 2007	3,674,070	$37	$65,105	$(66,694)	$(52)	$(1,604)

Net Loss				(1,897)		(1,897)
Shares issued	154,669	1	104			105
Issuance of warrants			84			84
Stock based compensation			62			62

Balance at Sep. 30, 2007	3,828,739	$38	$65,355	$(68,591)	$(52)	$(3,250)

Net Loss				(7,111)		(7,111)
Issuance of Common Stock	6,294,253	65	2,175			2,240
Issuance of warrants			554			554

Stock based compensation			339			339
Beneficial conversion feature			2,878			2,878

Balance at Sept. 30, 2008	10,122,992	$103	$71,301	$(75,702)	$(52)	$(4,350)

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal	Transition	Fiscal
	Year	Period	Year
	Ended	Ended	Ended
	Sep. 30, 2008	Sep. 30, 2007	Jan. 31, 2007
Cash flows from operating activities:
Net income/(loss)	$(4,233)	$(1,897)	$(1,580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Minority interest	(1,368)	(93)	(168)
Depreciation and amortization	706	76	29
Bad debt provision/(writeback)	3,792	284	—
Impairment loss on property and equipment	308	—	1
Amortization of stock-based compensation	339	250	198
Amortization of debt discount	233	—	—
Impairment loss on goodwill	—	228	—
Changes in working capital components:
Accounts receivable	(4,275)	(15)	101
Accounts payable	348	133	15
Others	(1,322)	444	204

Net cash used in operating activities	(5,472)	(590)	(1,200)
Cash flows from investing activities:
Purchase of property and equipment	(676)	(123)	—
Payments from affiliated entity	33	—	(272)

Restricted cash	(1,514)	—	—

Acquisition of subsidiaries, net of cash acquired	175	—	163

Net cash used in investing activities	(1,982)	(123)	(109)
Cash flows from financing activities:
Drawdown of convertible loans	1,650	—	—
Payments on notes payable	(2,613)	—	—
Proceeds on notes payable	162	—	—
Proceeds from exercise of warrants	440	—	—
Proceeds from issuance of preferred stock, net of cost	10,052	1,160	304

Net cash provided by financing activities	9,691	1,160	304

Net increase/(decrease) in cash and cash equivalents	2,237	447	(1,005)

Cash and cash equivalents at beginning of year	733	286	1,289

Cash and cash equivalents at end of year	$2,970	$733	$284

Supplemental cash flow information
Cash paid for interest	873	—	—
Cash paid for taxes	—	—	—
Issuance of Series B Preferred Stock for acquisition of subsidiaries	$—	$—	$2,500
The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-ISTHMUS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Company Background
We were originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing (“BPO”) solutions into and across the Asia-Pacific region. In November 2004, the Company’s active business operations ceased with the sale of its BPO operations in Asia.
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
During the Fiscal Year Ended January 31, 2007, we resumed active operations following the acquisition of two ambulatory surgical centers (“ASCs”). On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California, Point Loma Surgical Center, L.P. and Outpatient Surgery of Del Mar, L.P., and we completed these acquisitions on November 16, 2006. On February 9, 2007, we converted these limited partnerships into Outpatient Surgery of Point Loma, L.L.C. (“Point Loma”) and Outpatient Surgery of Del Mar, L.L.C. (“Del Mar”), and, together with Point Loma, the “San Diego ASCs”), respectively. In June 2007, we consolidated the operations of the San Diego ASCs at the Del Mar facility.
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC (“RHA”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA purchased 100% of the issued and outstanding membership interests of Southern Plains Medical Center (“SPMC”). Founded in 1915, SPMC is one of the oldest continuously operating multi-specialty physician practices in the United States. Located in Chickasha, Oklahoma, SPMC’s 15 physicians and other licensed healthcare providers deliver primary and specialty care in the following areas: family medicine, pediatrics, internal medicine, acute care, occ/med, general surgery, gynecology, ophthalmology, orthopedic surgery, radiology, oncology, cardiology and urology. Ancillary services provided onsite include imaging (CT, MRI, mammography, x-ray, EKG, vascular and ultra-sound bone densitometry) and laboratory services. SPMC also provides urgent care services outside of normal business hours seven days a week through its “Quick Care” department. Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, we acquired the remaining 49% of the issued and outstanding membership units of RHA.
In November 2007, the Company’s Board of Directors approved a change to the Company’s fiscal year end from January 31 to September 30. In view of this change, these financial statements cover a twelve-month period ended September 30, 2008, a transition period for the eight-month period ended September 30, 2007, and the twelve-month period ended January 31, 2007.
Current Operations
The Company became Tri-Isthmus Group, Inc. (TIGroup™) in December 2005 upon completion of a re-branding of our corporate identity.
On December 2, 2005, through newly created indirect subsidiaries, the Company entered into the agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ASCs. These acquisitions were completed on November 16, 2006. During the Fiscal Year Ended January 31, 2007, the Company resumed active operations after the acquisition of the two San Diego ASCs and in June 2007, the Company consolidated the operations of the San Diego ASCs at the Del Mar facility.

On October 29, 2007, the Company acquired 51% of the issued and outstanding membership units of RHA which is based in Oklahoma City and owns and operates three critical access hospitals, SPMC, one medical clinic and an ancillary support services units, all focused the delivery of healthcare services to rural communities in Oklahoma. Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, the Company acquired the remaining 49% of the issued and outstanding membership units of RHA.
We have three employees at the parent company level as of December 17, 2008, including David Hirschhorn, our chairman and Chief Executive Officer, Dennis M. Smith, our Chief Financial Officer, and an administrative secretary. We consider our relations with employees to be good. None of our employees are represented by a labor union or under any collective bargaining agreement.
In November 2008, we appointed Thomas Rice as President of RHA. Mr. Rice has over 37 years’ experience in the administration and operation of healthcare facilities, including key senior management positions with major Oklahoma-based healthcare services companies. Also in November 2008, we announced the addition of Donald C. Parkerson as Chief Financial Officer of RHA. Mr. Parkerson has served in financial leadership positions with companies in healthcare businesses during his more than 30-year career.
As of December 17, 2008, RHA and Del Mar employed 413 and 26 personnel, respectively. We consider relations with employees at each of RHA and Del Mar to be good. None of these employees are represented by a labor union or under any collective bargaining agreement.
Our support staff at RHA’s hospitals and Del Mar consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center, and a small number of office staff.
Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery centers is limited to licensed physicians. With the acquisition of SPMC in May 2008, we added 15 physicians and other healthcare providers to our team at RHA as employees. Our business depends upon the efforts and success of these physicians and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.
Strategy
Our initial strategy was to identify and invest in “platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments—ASCs and rural hospitals—stood out in terms of fundamentally favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, chronically under-served market. We determined that the top-down trends and attractive cash flows of ASCs made this an area of particular interest. Less well known, however, is the rural hospital sector, which has suffered from a long-term lack of access to capital despite providing care to more than 50 million people in the United States. We determined that focusing on rural healthcare would represent a significant long-term opportunity for TIGroup. We believe that TIGroup has identified a differentiated approach based on the recognition that the physician is at the center of the healthcare industry. Our operating philosophy is tied to a belief that the provision of flexible financial solutions to rural hospitals and ASCs through the alignment of our interests with those of the physicians, will result in a strong, predictable cash flow stream with excellent risk adjusted returns to TIGroup.
The acquisition of a 51% interest in RHA in October 2007, the SPMC acquisition in May 2008 and the transaction concluded in December 2008 causing RHA to become a wholly-owned subsidiary, are all developments that are consistent with this strategy.
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
In line with our strategy, we are re-branding our activities. With effect from November 18, 2008, the operations in non-urban market previously known as RHA were re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that SPMC has in the regional markets. In addition, we will recommend a name change to our stockholders in 2009 to “First Physicians Capital Group, Inc.” to reflect our focus on healthcare.

Future Funding
We have sustained operating losses since our inception and had an accumulated deficit of approximately $75.7 million as of September 30, 2008 that has been funded primarily through preferred stock financing and cash generated from the disposal of our interest in Vsource Asia. With the acquisition of the San Diego ASCs in November 2006, we resumed active business operations.
As of September 30, 2008 we had current liabilities of $9.8 million and current assets of $12.7 million. Significant events relating to funding of operations in the twelve-month period ended September 30, 2008 include:
•
In October 2007, we entered into promissory notes in the aggregate amount of $1.65 million (the “2007 Notes”), of which $1.0 million was used to finance our investment in RHA. The 2007 Notes were repaid in April 2008.

•	In January 2008, we received subscriptions for an aggregate of $4.6 million to purchase additional shares of our Series 5-A Preferred Stock and warrants to purchase our common stock.
•	In March 2008, we received subscriptions for an aggregate of $3.9 million to purchase shares of our new Series 6-A Preferred Stock and warrants to purchase our common stock.
•
In May 2008, we received subscriptions for an aggregate of $1.65 million to purchase additional shares of our Series 5-A Preferred Stock and Series 6-A Preferred Stock and warrants to purchase our common stock.

•	In May 2008, we received subscriptions for an aggregate of $0.8 million to purchase additional shares of our Series 6-A Preferred Stock and warrants to purchase our common stock.
•	In July 2008, we received $308,400 in connection with the exercise of warrants to purchase 616,800 shares of our common stock.
•	In August 2008, we received $105,875 in connection with the exercise of Advisory Board warrants to purchase 302,500 shares of our common stock.
•	In September 2008, we received $25,500 in connection with the exercise of warrants to purchase 51,000 shares of our common stock.
Upon completion of the RHA Acquisition in October 2007, RHA assumed a bank obligation in the amount of $4.4 million (the “RHA Loan”). With the completion of the SPMC acquisition by RHA in May 2008, we acquired SPMC bank obligations in the amount of $4.5 million. In December 2008, subsidiaries of RHA completed three loans totaling an aggregate of $8.4 million, the purpose of which provided for (i) the purchase of the property and real assets of the hospital operated by RHA in Stroud, Oklahoma for a consideration of $3.2 million pursuant to an existing option agreement; (ii) the repayment of the RHA Loan; and (iii) the financing of capital expenditures, fees associated with the financings and working capital requirements (the “2008 Loans”). The 2008 Loans carry amortization schedules of 16-years to 20-years and are guaranteed up to 80% by the U.S. Department of Agriculture Rural Development 80% Business & Industry Loan Guarantee program (“USDA”). The completion of the 2008 Loans had the effect of reducing our current liabilities by $4.6 million.
Our management believes that we have adequate funding from the operations of RHA and Del Mar, cash and cash equivalents, and the 2008 Loans, for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. We will assist our subsidiaries in expanding their access to working capital as appropriate.

2. Summary of Significant Accounting Policies
Change of Financial Year End
As noted above, in November 2007, the Company’s Board of Directors approved a change to the Company’s the fiscal year end from January 31 to September 30. In view of this change, this Form 10-K includes financial information for the twelve months ended September 30, 2008 (referred to herein as the “Fiscal Year Ended September 30, 2008”), the eight-month period ended September 30, 2007 (referred to herein as the “Transition Period Ended September 30, 2007”), and for the twelve-month period ended January 31, 2007 (referred to herein as the “Fiscal Year Ended January 31, 2007”).
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
Cash and Cash Equivalents
Cash consists of cash on hand and amounts deposited with high quality financial institutions. Amounts on deposit at times exceeds the insurance limits. Cash equivalents are highly liquid instruments including cash in money-market current accounts that are interest-bearing, capital guaranteed and without any withdrawal restrictions.
Restricted cash consists of funds on deposit with a bank held as security for debt relating to the Southern Plains Medical Center acquisition.
Accounts Receivable
Accounts receivable are reported at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation, employers, and patients. A significant portion of our revenues are concentrated with federal and state agencies.

Property and Equipment
Property and equipment are stated at cost. Depreciation for property and equipment is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Computer hardware	2 to 5 years
Computer software	3 to 5 years
Office equipment, furniture and fixtures	5 years
Medical equipment	5 to 7 years
Buildings	30 to 40 years
Leasehold improvements	15 years
Depreciation for leasehold improvements is provided using the straight-line method over the shorter of the estimated useful lives of the respective assets or the remaining lease term.
Impairment of Goodwill and Long-lived Assets
The Company reviews long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment. For assets to be held and used, including acquired intangibles, the Company initiates a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable and annually for goodwill and other intangible assets not subject to amortization. Recoverability of an asset is measured by comparison of its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and for which management has committed a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.
In the Fiscal Year Ended September 30, 2008, we recorded an impairment of $308,000 with respect to fixed assets at Point Loma arising from the termination of activities at this facility as part of the Company’s review of long-lived assets, certain identifiable intangible assets and goodwill. For the Fiscal Year Ended January 31, 2007, the Company tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill. The Company hired an outside appraiser to assist in the determination of any impairment in goodwill as of September 30, 2007. Based on this analysis, the Company determined that an impairment to the assigned values in the amount of $228,000 had occurred at September 30, 2007.
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

Accounting for Uncertainty in Income Taxes
We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 1, 2007. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. FASB Statement No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FASB Interpretation No. 48 clarifies the application of FASB Statement No. 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in a company’s financial statements. Additionally, FASB Interpretation No. 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
Functional Currency
The Company’s functional currency is United States dollars.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles in the United States are included in comprehensive income (loss) but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed of unrealized gains and losses on foreign currency translation adjustments.
Stock-Based Compensation
On February 1, 2006, the Company adopted FAS 123R using the modified prospective transition method. Under this method, compensation cost recognized in the year ended January 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.
The Company’s stock option plans are described in Note 14.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not yet adopted this pronouncement nor has it determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. Management is still considering whether the adoption of SFAS 160 will have a material impact on our financial condition or results of operation.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations (revised 2007)” (“SFAS No. 141 (R)”). SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquire and record goodwill on bargain purchases. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference being the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2010. Management is still considering whether the adoption of SFAS 141(R) will have a material impact on our financial condition or results of operation.
Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.

3. Net Income/(Loss) Available to Common Stockholders and Comprehensive Profit/(Loss)
The following table is a calculation of net income or loss available to common stockholders (in thousands) and comprehensive loss:

	Fiscal	Transition	Fiscal
	Year Ended	Period Ended	Year Ended
	Sep. 30, 2008	Sep. 30, 2007	Jan. 31, 2007

Net loss available to common stockholders	$(7,111)	$(1,897)	$(1,580)

Other comprehensive (loss)/gain foreign currency translations	—	—	(2)

Comprehensive income/(loss)	$(7,111)	$(1,897)	$(1,582)

Earnings Per Share
The amounts in the table below are in thousands except for per share amounts.

	Fiscal	Transition	Fiscal
	Year Ended	Period Ended	Year Ended
	Sep. 30, 2008	Sep. 30, 2007	Jan. 31, 2007

Numerator for basic and diluted income/(loss) per share:
Net income/(loss)	$(7,111)	$(1,897)	$(1,580)

Denominator for basic earnings/(loss) per share — weighted average shares	8,223,865	3,764,522	3,673,996

Basic	$(0.86)	$(0.50)	$(0.43)

Diluted	N/A	N/A	N/A

As the Company had a net loss for the Fiscal Year Ended September 30, 2008, Transition Period Ended September 30, 2007, and the Fiscal Year Ended January 31, 2007, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive per FAS 128.
4. Accounts receivable
Accounts receivable consisted of the following:

	Sep. 30, 2008	Sep. 30, 2007
Gross patient accounts receivable	$16,309	$6,074
Reserves for bad debt	(2,721)	—
Reserves for contractual allowances	(7,299)	(4,656)

Patient accounts receivable, net	$6,289	$1,418

5. Other current assets

	Sep. 30, 2008	Sep. 30, 2007
Other current assets:
Deposits	$119	$24
Medical supplies	558	—
Other receivables	1,077	111

Total other assets	$1,754	$135

6. Property and equipment

	Sep. 30, 2008	Sep. 30, 2007
Property and equipment:
Computer hardware	$76	$74
Furniture, fixtures and medical equipment	3,434	1,164
Land	694	—
Buildings	8,851	—
Leasehold improvements	33	30
Accumulated depreciation	(811)	(105)

Property and equipment, net	$12,277	$1,163

7. Advance to Affiliated Entity
On April 28, 2006, the Company entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of the Company’s directors. Under the terms of this agreement, the Company advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation (“Cross Shore”), pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities are listed on the Alternative Investment Market of the London Stock Exchange and started trading on April 28, 2006. On August 29, 2007, Cross Shore completed an acquisition by way of a reverse merger with Research Pharmaceutical Services, Inc. (“RPS”) and changed its name to RPS as part of the transaction. At September 30, 2007, CSA II, LLC held 167,420 common shares in RPS. In addition, for consideration of $239.38, the Company purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, the Company received a partial repayment of this advance in the amount of $60,654 leaving a balance of approximately $272,000 at Jan. 31, 2007. On June 12, 2006, the Company was reimbursed $75,000, representing expenses associated with this advance. In October 2007, approximately $33,000 was reimbursed to the Company, leaving a balance outstanding of $239,000. Mr. Smith’s interests in RPS represent less than 2% of the issued and outstanding share capital of RPS as of the date of the completion of the reverse merger in August 2007. In light of the recent disruption in the overall economy, the volatility in the financial markets and restrictions applicable to the sale of RPS common shares by CSA II, LLC, the Company has recorded a charge of $167,730 as a reserve against the repayment of this advance during the year ended September 30, 2008.
8. Goodwill
On November 16, 2006, the Company completed the acquisition of the San Diego ASCs, acquiring 51% of each of Del Mar and Point Loma through the purchase of 50.0% limited partner interests and 1.0% general partner interests. The breakdown of goodwill was calculated as follows:

(in thousands)	Point Loma	Del Mar	Total

Cash and cash equivalents	$109	$55	$164
Accounts receivable, net	950	569	1,519
Other current assets	91	145	236
Property and equipment, net	428	742	1,170
Accounts payable	(51)	(46)	(97)

Total	1,527	1,465	2,992
Less: Minority interest — 49%	(748)	(731)	(1,479)

Share of net assets	779	734	1,513
Purchase consideration	1,250	1,250	2,500

Goodwill balance at January 31, 2007	$471	$516	$987
Impairment loss on goodwill	(228)	—	(228)

Goodwill balance at September 30, 2007	$243	$516	$759
For the Fiscal Year Ended January 31, 2007, the Company tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill. The Company hired an outside appraiser to assist in the determination of any impairment in goodwill as of September 30, 2007. Based on this analysis, the Company determined that an impairment to the assigned values had occurred at September 30, 2007. There was no change to goodwill during the Fiscal Year Ended September 30, 2008.

9. Long-term Debt
The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter:

	2008	2007

Note payable, secured by equipment, $4,558 payable monthly, including 8.25% interest through September 2011	$139	$—

Note payable, secured by equipment, $13,456 payable monthly, including 8.75% interest	249	—

8% Notes payable to prior shareholders for stock repurchases, eleven notes outstanding at September 30, 2008, maturity dates ranging from 2008 through 2017	307	—
Note payable, secured by equipment, $2,825 payable monthly, including 13.6% interest through April 2010	45	—

Capitalized lease obligations — five leases for buildings and medical equipment with imputed interest rates ranging from 4% to 17.2%, maturing at various dates through 2013	515	—

Total	1,255	—

Less current maturities of long-term debt	(164)	—

Total long-term debt	$1,091	—

Fiscal Year Ended September 30,	Payments
2009	$164
2010	324
2011	202
2012	148
2013 and thereafter	417

Total	$1,255

As of September 30, 2008, the Company had a note payable outstanding with principal due of $4.4 million, bearing interest at the Wall Street Journal Prime Rate (“Prime”) plus 2%, maturing January 2009, and collateralized by real estate. Additionally, the Company had two notes payable outstanding with a total principal due of $4.0 million, with interest at Prime, maturing September 2009, and collateralized by the assets of the Company.
On December 12, 2008, the Company entered into three notes payable for a total principal balance of $8.4 million as disclosed in Note 18. Approximately $4.6 million of such borrowings were used to pay principal outstanding at September 30, 2008 on existing notes payable that were due during fiscal year 2009, and as a result $4.6 million of notes payable were classified as noncurrent at September 30, 2008 that otherwise would have been classified as current.
10. Minority Interests
Minority interest resulting from operating losses attributable to the equity interests in RHA and the San Diego ASCs not held by the Company recorded during the Fiscal Year Ended amounted to $1.4 million in the Fiscal Year Ended September 30, 2008, compared to $93,000 for the Transition Period Ended September 30, 2007 and $168,000 in the Fiscal Year Ended January 31, 2007.

11. Warrants
Warrants Issued Pursuant to the Issuance of Series 5-A Preferred Stock
During the Fiscal Year Ended January 31, 2006, pursuant to the issuance of 1,478 shares of Series 5-A Preferred Stock, the Company issued warrants to purchase an aggregate of 991,800 shares of common stock to a group of investors, including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. Each investor represented in writing to the Company that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. These warrants have an exercise price of $0.50 per share. 200 shares of Series 5-A Preferred Stock and warrants to purchase 120,000 shares were subsequently cancelled. Of the remaining warrants, 616,800 were exercised during the Fiscal Year Ended September 30, 2008, and 255,000 expired unexercised.
During the Fiscal Year Ended January 31, 2007, pursuant to the issuance of 364 shares of Series 5-A Preferred Stock, the Company issued warrants to purchase an aggregate of 218,400 shares of common stock to a group of investors, including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. Each investor represented in writing to the Company that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. These warrants have an exercise price of $0.50 per share. Of these warrants, 51,000 were exercised during the Fiscal Year Ended September 30, 2008, and 167,400 expired unexercised.
During the Transition Period Ended September 30, 2007, pursuant to the issuance of 1,175 shares of Series 5-A Preferred Stock, the Company issued warrants to purchase an aggregate of 705,000 shares of common stock to a group of investors. Each investor represented in writing to the Company that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. These warrants have an exercise price of $0.50 per share.
During the Fiscal Year Ended September 30, 2008, pursuant to the issuance of 6,085 shares of Series 5-A Preferred Stock, the Company issued warrants to purchase an aggregate of 3,651,000 shares of common stock to a group of investors. Each investor represented in writing to the Company that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. These warrants have an exercise price of $0.50 per share.
Warrants Issued Pursuant to the Issuance of Series 6-A Preferred Stock
During the Fiscal Year Ended September 30, 2008, pursuant to the issuance of 4,607 shares of Series 6-A Preferred Stock, the Company issued warrants to purchase an aggregate of 2,764,000 shares of common stock to a group of investors. Each investor represented in writing to the Company that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. These warrants have an exercise price of $0.50 per share.
Warrants Issued Pursuant to the Individuals for Advisory Board Participation
During the Fiscal Year Ended January 31, 2006, the Company issued warrants to purchase 727,500 shares of our common stock to individuals for participation on our Advisory Board. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1%, and exercise price of $0.35. The warrants had a calculated value of $161,001, recognized over the two-year vesting period. Of these warrants, 302,500 were exercised during the Fiscal Year Ended September 30, 2008, and 425,000 expired unexercised.
During the Fiscal Year Ended January 31, 2007, the Company issued warrants to purchase 50,000 shares of our common stock to an individual for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5%, and exercise price of $0.45. The warrants had a calculated value of $20,000, recognized over the two-year vesting period. All of these warrants expired unexercised in December 2008, following the conclusion of the Fiscal Year Ended September 30, 2008.
During the Transition Period Ended September 30, 2007, the Company issued warrants to purchase 350,000 shares of our common stock to individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.13%, and exercise price of $0.45. The warrants had a calculated value of $13,000, recognized over the two-year vesting period. As of September 30, 2008, all of these warrants remain outstanding.
During the Fiscal Year Ended September 30, 2008, the company issued warrants to purchase 714,285 shares of our common stock to Mr. Brian Potiker in consideration for his service on our Advisory Board. These warrants are exercisable for a period of 2 years at an exercise price of $0.45 per share. Mr. Potiker represented in writing to the Company that he was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. These warrants were issued with Black-Scholes assumptions of 101.3% volatility, $0.33 share price, risk-free interest rates of 1.6%, and exercise price of $0.45. The warrants had a calculated value of $71,234, recognized over the two-year vesting period. As of September 30, 2008, all of these warrants remain outstanding.

Other Warrant Issuances
In connection with the issuance of the 2007 Notes during on October 29, 2007 during the Fiscal Year Ended September 30, 2008, we issued two groups of warrants to the holders. The first group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,980,000 shares of our common stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.29 share price, risk-free interest rates of 3.13%, and exercise price of $0.3125. The warrants had a calculated value of $203,648, recognized over the vesting period. The second group of warrants, a certain number of which were issued to each of the holders, allows the holders to purchase up to an aggregate of 1,237,500 shares of our common stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.29 share price, risk-free interest rates of 3.13%, and exercise price of $0.50. The warrants had a calculated value of $76,000, to be recognized over the vesting period. Each of the holders represented in writing to the Company that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. As of September 30, 2008, all of these warrants remain outstanding.
During the Fiscal Year Ended September 30, 2008, we issued warrants to purchase 397,250 shares of our common stock to Waveland Capital, LLC in connection with the private placement of the Series 5-A Preferred Stock and Series 6-A Preferred Stock issued during the Fiscal Year Ended September 30, 2008. These warrants are exercisable for a period of 5 years at an exercise price of $0.50 per share. Waveland represented in writing to the Company that it is an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. As of September 30, 2008, all of these warrants remain outstanding. The warrants had a calculated value of $123,000, was netted against the proceeds of the above described private placement.

				Weighted-Average
	Number of Shares of Common Stock			Exercise Price Per Share
	Fiscal	Transition	Fiscal	Fiscal	Transition	Fiscal
	Year	Period	Year	Year	Period	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	January 31,	September 30,	September 30,	January 31,
	2008	2007	2007	2008	2007	2007
Warrants outstanding at beginning of the period	2,868,700	1,867,700	1,599,300	$0.48	$0.48	$0.48
Issued	10,744,035	1,001,000	268,400	$0.46	$0.48	$0.48
Exercised	970,300	—	—	$0.46	—	—
Cancelled or expired	847,400	—	—	$0.47	—	—

Warrants outstanding at end of the period	11,795,035	2,868,700	1,867,700	$0.46	$0.48	$0.48

12. Commitments and Contingencies
The Company leases its operating facilities under non-cancelable operating leases that expire at various dates through 2013. The Company also leases certain equipment under capital leases. Rent expense was $1.0 million in the Fiscal Year Ended September 30, 2008 and $0 in the Transition Period Ended September 30, 2007.
Future minimum lease obligations at September 30, 2008 for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

	Operating	Capital Lease
Year Ending September 30,	Leases	Obligations	Total
2009	$1,256	$126	$1,382
2010	1,171	133	1,304
2011	902	138	1,040
2012	859	116	975
2013	252	48	300
2014 and thereafter	—	—	—

	$4,440	$561	$5,001

13. Preferred Stock
Non-Redeemable Preferred Stock and Redeemable Preferred Stock
Effective February 24, 2000, the Company authorized 5,000,000 shares of preferred stock. The preferred stock is divided into series. The Series 1-A Preferred consists of 2,802,000 shares, the Series 2-A Preferred consists of 1,672,328 shares, the Series 3-A Preferred consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, the Series 5-A Preferred consists of 9,000 shares; and the Series 6-A Preferred consists of 5,000 shares. Following completion of the sale of our BPO operations in Asia, no Series 3-A Preferred Stock or Series 4-A Preferred Stock remained outstanding and no shares of Series 3-A Preferred Stock or Series 4-A Preferred Stock were subsequently issued. During the Fiscal Year Ended September 30, 2007, we began issuing preferred stock designated as Series 6-A Preferred Stock. Series 1-A Preferred Stock, Series 2-A Preferred Stock, Series 5-A Preferred Stock and Series 6-A Preferred Stock outstanding as of end of the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007 is described below.
Series 1-A Preferred Stock
As of the end of the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, the Company had 67,600 shares of Series 1-A Preferred Stock outstanding with an aggregate liquidation value of $169,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Preferred Stock. The holder of each share of Series 1-A Preferred Stock have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 1-A Preferred Stock. Holders of the Series 1-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. There are three holders of Series 1-A Preferred Stock.

Series 2-A Preferred Stock
As of the end of the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, the Company had 3,900 shares of Series 2-A Preferred Stock outstanding with an aggregate liquidation value of $24,999. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Preferred Stock, and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Preferred Stock, shall be automatically converted into shares of common stock at the then effective conversion price, immediately upon closing of a public offering of the Company’s common stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Preferred Stock. The holder of each share of Series 2-A Preferred Stock have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 2-A Preferred Stock. Holders of the Series 2-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 2-A Preferred Stock, these shares are subject to stated Series 2-A conversion price adjustments. There is one holder of Series 2-A Preferred Stock.
Series 5-A Preferred Stock
In July 2005, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), pursuant to which we issued and sold 1,478 shares of a newly-created class of convertible preferred stock, known Series 5-A Preferred Stock, and warrants to purchase an aggregate of 886,800 shares of common stock to a group of investors including an affiliate of our Chief Executive Officer and our Chief Financial Officer and Mr. Parker, who currently serves as Director. Net proceeds from the issuance totaled $1.5 million. Of this amount 200 shares of Series 5-A Preferred Stock and 90,000 warrants were subsequently cancelled and net proceeds received reduced by $0.2 million.
During the Fiscal Year Ended January 31, 2007, we entered into Purchase Agreements, pursuant to which we issued and sold 364 shares of Series 5-A Preferred Stock, and warrants to purchase an aggregate of 218,400 shares of common stock to a group of investors including an affiliate of our Chief Executive Officer and our then Chief Financial Officer and Mr. Parker, who currently serves as Director. Net proceeds from the issuance totaled $0.4 million.
During the Transition Period Ended September 30, 2007, we entered into additional Purchase Agreements, pursuant to which we issued and sold 1,175 shares of Series 5-A Preferred Stock, and warrants to purchase an aggregate of 615,000 shares of common stock to a group of investors. Net proceeds from the issuance totaled $1.2 million.
Under the terms of the 5-A Purchase Agreement, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 5-A Preferred Stock shall be entitled to receive, pari passu with the Series 6-A Preferred Stock, after distribution of all amounts due to the holders of the Series 1-A Preferred Stock and Series 2-A Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. Each share of Series 5-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 5-A Preferred Stock, subject to the surrendering of the certificates of the Series 5-A Preferred Stock, shall be automatically converted into shares of common stock at the then applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of Series 5-A Preferred Stock electing to effect such conversion. The holder of each share of Series 5-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 5-A Preferred Stock. Holders of the Series 5-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. Shares of Series 5-A Preferred Stock have an initial conversion price of $0.3125 per share.

As of September 30, 2008, there were 8,987 shares Series 5-A Preferred Stock outstanding, convertible into 28,758,400 common shares with an aggregate liquidation value of $9.0 million and an aggregate redemption value of $9.4 million. As of September 30, 2007, there were 2,717 shares Series 5-A Preferred Stock outstanding, convertible into 9,126,400 common shares with an aggregate liquidation value of $2.9 million and an aggregate redemption value of $2.853 million. As of January 31, 2007, there were 1,842 shares Series 5-A Preferred Stock outstanding, convertible into 5,894,400 common shares with an aggregate liquidation value of $1.9 million and an aggregate redemption value of $1.934 million. There are 62 holders of Series 5-A Preferred Stock.
Series 6-A Preferred Stock
On March 31, 2008, the Company entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement (the “6-A Purchase Agreement”), pursuant to which we issued and sold 3,585 shares of newly created class of convertible preferred stock, known as Series 6-A Preferred Stock and warrants to purchase an aggregate of 2,151,000 shares of common stock to a group of investors. Net proceeds from the issuance totaled $3.3 million. As of September 30, 2008, none of the shares or warrants from the March 31, 2008 issuance have been cancelled.
Under the terms of the 6-A Purchase Agreement, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 6-A Preferred Stock shall be entitled to receive, pari passu with the Series 5-A Preferred Stock, after distribution of all amounts due to the holders of the Series 1-A Preferred Stock and Series 2-A Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the common stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. The holders of Series 6-A Preferred Stock shall be entitled to receive dividends pari passu with the Series 5-A Preferred Stock holders. Each share of Series 6-A Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 6-A Preferred Stock, subject to the surrendering of the certificates of the Series 6-A Preferred Stock, shall be automatically converted into shares of common stock at the then applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of Series 6-A Preferred Stock electing to effect such conversion. The holder of each share of Series 6-A Preferred Stock shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the Series 6-A Preferred Stock. Holders of the Series 6-A Preferred Stock are entitled to non-cumulative dividends, if declared by the Company’s Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the Series 1-A Preferred Stock, these shares are subject to stated Series 1-A conversion price adjustments. Shares of Series 6-A Preferred Stock have an initial conversion price of $0.3125 per share.
As of September 30, 2008, there were 4,607 shares Series 6-A Preferred Stock outstanding, convertible into 14,742,400 common shares with an aggregate liquidation value of $4.6 million and an aggregate redemption value of $5.5 million. There are 41 holders of Series 6-A Preferred Stock.

Series B Preferred Stock issued by subsidiary
As noted above, on December 2, 2005, through newly created indirect subsidiaries, the Company entered into two Surgical Center Acquisition Agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ASCs. These acquisitions were completed on November 16, 2006.
The terms and conditions of these two purchase agreements are substantially identical other than with respect to the identification of the parties and the surgical center to which each applies. Copies of these two purchase agreements, including all exhibits thereto, were filed with the SEC as Exhibits 10.1 and 10.2 to a Current Report on Form 8-K filed on December 7, 2005. The aggregate consideration for these acquisitions was $2.6 million payable in preferred stock issued by the two acquisition entities, which preferred stock is further exchangeable into shares of the Company’s common stock on the terms and subject to the conditions set forth in the certificates of designation for such preferred stock, which are attached as exhibits to the purchase agreements. This preferred stock is exchangeable into shares of the Company’s common stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock is redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries commencing in March 2009. At September 30, 2008, September 30, 2007 and January 31, 2007, the total shares of Series B Preferred Stock outstanding was 19,990 shares.
Related Party Interests in Preferred Stock
Executive Officers and affiliates of the Company held no Series 1-A, Series 2-A, Series 3-A, or Series 4-A Preferred Stock as of September 30, 2008, September 30, 2007 or January 31, 2007. They held 2,235 shares of Series 5-A Preferred Stock as of September 30, 2008, September 30, 2007 and January 31, 2007. They held 1600 shares of Series 6-A Preferred Stock as of September 30, 2008.
14. Stock Options
Stock-Based Compensation
Options to purchase 6,850,000 shares of our common stock were granted in the Fiscal Year Ended September 30, 2008. No options were granted in the Transition Period Ended September 30, 2007 and options to acquire 120,000 shares of our common stock were granted in the Fiscal Year Ended January 31, 2007. The weighted average fair value of stock options granted during the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007 was $0.60, $0.39 and $0.23, respectively. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Fiscal	Transition	Fiscal
	Year Ended	Period Ended	Year Ended
	Sep. 30, 2008	Sep. 30, 2007	Jan. 31, 2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	140%	52%	212%
Risk-free rate of return	3.3%	3.1%	4.5%
Expected life (years)	5.0	3.0	3.0
Stock Option Plans
In July 2000, the Company’s Board of Directors approved a stock option plan (the “2000 Plan”). The Company’s stockholders have not approved this plan. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750 shares of common stock, as adjusted for our November 2002 reverse stock split (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of each of September 30, 2008, September 30, 2007 and January 31, 2007, options to purchase an aggregate of 27,171 shares of common stock were outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. The Company does not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered.
In 2001, the Company’s Board of Directors approved the 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”). Stockholders at the Company’s 2001 Annual Meeting approved the 2001 Plan in November 2001. The maximum number of shares of common stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of common stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable) but in no event can the maximum number of shares of common stock which may be issued under this plan as incentive stock options exceed 20,000,000. As of September 30, 2008, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 13,210,993. Options are generally granted for a term of ten years and generally vest over periods ranging from one to three years. The Company has granted various non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant.

On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, who were then our Co-Chairmen of the Board and Co-Chief Executive Officers, our Board of Directors approved the grant of an aggregate of 1,600,000 shares of restricted common stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and is amortized over the three-year term of the employment agreements. Upon his resignation in September 2007, the number of shares held by Mr. Parker under the 2001 Plan is in the process of being reduced to 159,800.
On November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our common stock at an exercise price of $0.40 per share to two independent directors. The shares underlying these options vest in quarterly increments over three years, beginning on the effective grant date of August 1, 2005 and were issued with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk free interest rates of 4.1%, and exercise price of $0.40. The effective date of the grant was August 1, 2005. The options had a calculated value of $82,223, recognized over the vesting period. For the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, the amortization recognized was $23,000, $18,000 and $27,000, respectively.
On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share to Dennis M. Smith. The shares underlying this option vest in quarterly increments over three years, and were issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk free interest rates of 4.5%, and exercise price of $0.42. The options had a calculated value of $47,162, recognized over the vesting period. For the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, the amortization recognized was $16,000, $10,000 and $3,000, respectively.
On October 10, 2007, subsequent to the completion of the Transition Period Ended September 30, 2007, our Board of Directors approved the grant of an option pursuant to the 2001 Plan to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 to Dennis M. Smith, following his appointment as our Chief Financial Officer. Provided that Mr. Smith is employed by us on the applicable vesting dates, the shares underlying these options vest according to the following schedule: 150,000 shares vested upon the grant of the option; 150,000 shares vested on October 10, 2008; and the remaining 150,000 shares vest on October 10, 2009. 150,000 shares vested immediately upon the grant of the option and 150,000 shares vested on October 10, 2008. The remaining 150,000 shares will vest on October 10, 2009. Mr. Smith’s employment agreement terminated on October 9, 2008. Mr. Smith has continued to serve as our Chief Financial Officer without a formal employment agreement. We are currently in discussions with Mr. Smith regarding a new employment agreement. For the Fiscal Year Ended September 30, 2008 the amortization recognized was $38,000.
On July 1, 2008, our Board of Directors approved the issuance of options to purchase 6,250,000 shares of our common stock pursuant to the 2001 Plan to David Hirschhorn. These options are exercisable for a period of seven years at an exercise price of $0.625 per share. For the Fiscal Year Ended September 30, 2008, the amortization recognized was $185,000.

The following summarizes activities under the stock option plans:

				Weighted-Average
	Number of Options			Exercise Price Per Share
	Fiscal	Transition	Fiscal	Fiscal	Transition	Fiscal
	Year Ended	Period Ended	Year Ended	Year Ended	Period Ended	Year Ended
	Sep. 30, 2008	Sep. 30, 2007	Jan. 31, 2007	Sep. 30, 2008	Sep. 30, 2007	Jan. 31, 2007
Options outstanding at beginning of the period	483,750	483,750	458,517	$0.42	$0.42	$1.88
Granted
— at above fair market value	—	—	—	$—	—	—
— at fair market value		—	120,000	—	—	0.42
— at below fair market value	6,850,000	—	—	$0.60	—	—
Exercised		—	—	—	—	—
Cancelled	—	—	(94,767)	—	—	$1.48
Forfeited	—	—	—	—	—	—
Options outstanding at end of the period	7,333,750	483,750	483,750	$0.59	$0.42	$0.42

Options vested/exercisable at end of the period	513,750	363,750	363,750	$0.3125	$0.42	$0.42

The following summarizes information for stock options outstanding as of September 30, 2008:

		Weighted-average	Weighted-average remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	6.3
$0.42	120,000	$0.42	1.3
$2.00	3,750	$2.00	3.3
$0.3125	600,000	$0.3125	6.0
$0.625	6,250,000	$0.625	6.8
Employee Stock Purchase Plan
In November 2001, the stockholders of the Company approved the Employee Stock Purchase Plan (the “ESPP”), which provides (after adjustment to reflect the Company’s November 20, 2002 reverse stock split) for the issuance of a maximum of 350,000 shares of common stock. Eligible employees can have up to 10% of their earnings withheld, up to certain maximum limits, to be used to purchase shares of the Company’s common stock at certain plan-defined dates. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date and specified purchase date of each six-month offering period. The Company has discontinued offering the ESPP and no shares have been issued subsequent to the original issuance, and the Company has no current intention to issue any more shares under the ESPP.
15. 401(k) Plan
The Company sponsors a 401(k) (“401(k) Plan”) employee savings plan under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations.

16. Income Taxes
The components of loss before income taxes are as follows:

(in thousands)	Sep. 30, 2008	Sep. 30, 2007	Jan. 31, 2007
Net income/(loss) subject to U.S income taxes only	$(7,111)	$(1,846)	$(1,306)
Net loss subject to foreign income taxes only	—	(51)	(274)

Net income/(loss)	$(7,111)	$(1,897)	$(1,580)

The deferred tax assets and liabilities were comprised of the following (in thousands):

	Sep. 30, 2008	Sep. 30, 2007	Jan. 31, 2007
Deferred tax assets:
— net operating loss carry forward	$14,193	$15,986	$15,382
— Accounts receivable reserves	2,080	—	—

Gross deferred tax assets	16,273	15,986	15,382

Deferred tax liabilities	$(828)	—	—

Net deferred tax assets	$15,445	$15,986	$15,382
Valuation allowance	$(15,445)	$(15,986)	$(15,382)

Current year taxation:
— Corporate tax — federal	—	—	—
— Corporate tax — foreign	—	—	—
Total	—	—	—

The valuation allowance at September 30, 2008, principally applies to state, local and foreign tax loss carry-forwards that, in the opinion of the management, are more likely than not to expire before the Company can use them.
As of September 30, 2008, the Company had net operating loss carry-forwards of approximately $37.4 million, available to offset future regular, alternative minimum and foreign taxable income, if any. Change of ownership of more than 50% occurred on June 22, 2001 and according to applicable U.S. tax laws, losses that occurred before that date are limited to $0.3 million per year for up to 20 years, totaling approximately $6.5 million. The loss carryovers will expire between 2011 and 2028. Changes in the ownership of the Company may lead to further restrictions in respect of the availability and use of these tax losses. Foreign operating loss carry-forwards are available indefinitely.
Upon adoption of FIN 48 as of February 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At September 30, 2008, there are no amounts that would favorably affect the effective income tax rate in future periods after valuation allowances as in the opinion of the management, the tax loss carry-forwards are more likely than not to expire before the Company can use them. These amounts consider the guidance in FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The Company has not accrued any additional interest or penalties as a result of adoption of FIN 48.

17. Acquisitions
On November 16, 2006, our Company completed the acquisition of the San Diego ASCs, acquiring 51% of each of the ambulatory surgery centers located in Del Mar, California (“Del Mar”) and Point Loma, California (“Point Loma”) through the purchase of 50.0% limited partner interests and 1.0% general partner interests. The breakdown of goodwill was calculated as follows (in thousands):

	Point Loma	Del Mar	Total
Cash and cash equivalents	$109	$55	$164
Accounts receivable, net	950	569	1,519
Other current assets	91	145	236
Property and equipment, net	428	742	1,170
Accounts payable	(51)	(46)	(97)

Total	1,527	1,465	2,992
Less: Minority interest - 49%	(748)	(731)	(1,479)
Share of net assets	$779	$734	$1,513

Purchase consideration	1,250	1,250	2,500
Goodwill at November 16, 2006	471	516	987
Impairment of goodwill during year ended September 30, 2007	(228)	—	(228)
Goodwill at September 30, 2008	$243	$516	$759
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

The purchase price allocation was calculated as follows (in thousands):

Cash and cash equivalents	$348
Accounts receivable, net	2,524
Other current assets	550
Property and equipment, net	6,067
Accounts payable	(556)
Accrued expenses	(1,106)
Notes payable	(528)

Total	$2,544
Less: Minority interest - 49%	(1,246)

Share of net assets	$1,298

Purchase consideration
Issuance of restricted shares	$(1,233)
Incidental costs	(65)

$(1,298)

As RHA was acquired out of bankruptcy, no proforma income statement information is presented.
On April 24, 2008, our Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RHA Anadarko, LLC (the “Parent”), an Oklahoma limited liability company and our indirect subsidiary, SPMC Acquisition Company (the “Merger Sub”), an Oklahoma corporation and ultimate subsidiary of RHA, Southern Plains Medical Center, PC, an Oklahoma corporation (the “SPMC”), and thirteen shareholders of SPMC (each a “SPMC Shareholder” and collectively, the “SPMC Shareholders”), each of which own two shares of SPMC.
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
The following table summarizes the initial fair values of the assets acquired and liabilities assumed, in thousands, at the date of acquisition based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation (in thousands):

Cash	$644
Accounts receivable	1,692
Other current assets	258
Property and equipment	5,385
Other assets	329
Current liabilities	(2,655)
Long-term liabilities	(4,305)

$1,349

The following unaudited pro forma information presents the 2007 and 2008 results of operations of our Company as if the acquisition had occurred on February 1, 2007. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results (in thousands except per share amounts).

	September 30,	September 30,
	2008	2007
Revenues	$36,612	$10,714
Net Loss	$(7,965)	$(2,365)

Net loss per common (basic and diluted)	$(0.87)	$(0.50)

Weighted average common shares common shares outstanding (basic and diluted)	9,198,865	4,739,522
18. Subsequent Events
Effective November 18, 2008, RHA added the trade name Southern Plains Medical Group, under which RHA will conduct its business.
On December 11, 2008, the Company purchased the remaining 49% of issued and outstanding membership units of RHA, thus becoming the sole owner of RHA through its subsidiary, First Physicians Community Healthcare Services, Inc., a Nevada corporation formerly known as Surgical Center Acquisition Holdings, Inc., for consideration of $1,800,000. RHA paid $50,000 in cash upon closing and will pay the remainder of the consideration through five monthly cash payments of $50,000 and a promissory note with a maturity date of December 11, 2011. The Company will serve as a guarantor in the event RHA defaults on the cash payments or the promissory note.
On December 12, 2008, the Company and certain of its subsidiaries entered into three loan agreements, effective November 6, 2008, with two Oklahoma based lenders, Canadian State Bank and Valliance Bank, resulting in an aggregate borrowings of $8.4 million. The Company obtained the financing to purchase the building and property of the Stroud Municipal Hospital and clinics, refinance existing loans totaling $4.6 million, upgrade its facilities, improve its consolidated balance sheet, and maintain general working capital. The loan agreements are evidenced by promissory notes, two of which mature on November 6, 2028 and one of which matures on November 6, 2024.
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On February 5, 2008, our Audit Committee of the Company unanimously approved the dismissal of Mendoza Berger & Company LLP (“MBC”) as the Company’s independent registered public accounting firm. The Audit Committee then elected Whitley Penn, LLP as the Company’s independent principal accountant.
No accountant’s report issued by MBC on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.
During our two most recent fiscal periods (the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007) and from January 1, 2008 through February 19, 2008, there were no disagreements with MBC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during our two most recent fiscal period (the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007) and from January 1, 2008 through February 19, 2008.
We furnished a copy of a disclosure substantially similar to the proceeding three paragraphs to MBC and requested MBC to furnish us with a letter addressed to the SEC stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of the letter was filed by us as Exhibit 16.1 on our Form 8-K/A, filed on February 19, 2008.

Item 9A(T). CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer each has concluded he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Exchange Act) are not effective, other than material weaknesses described below under “Internal Control Over Financial Reporting” arising principally from the fact that the Company has only three employees, including our Chief Executive Officer and our Chief Financial Officer.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting which, in the opinion of management, have a reasonable possibility of failing to prevent or detect a material misstatement of the Company’s annual or interim financial statements on a timely basis.
(b) Internal Control Over Financial Reporting: We maintain internal control over financial reporting and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the internal control over financial reporting and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our internal control over financial reporting and procedures are designed to provide a reasonable level of assurance of reaching our desired internal control over financial reporting objectives. We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting and procedures as of September 30, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting and procedures were effective, and were operating at the reasonable assurance level as of September 30, 2008, other than the absence and/or use of (a) an effective accounting system (including a general ledger system and accounts payable and disbursement systems) to record and maintain control over corporate transactions; (b) adequate controls over journal entries to ensure that all entries are authorized and that authorized entries are properly posted, accurate and complete; (c) appropriate disclosure checklists used to mitigate the possibility of errors through the misapplication of technical accounting guidance and required disclosures; and (d) an appropriate fixed asset control list in respect of the San Diego operations to substantiate recorded fixed assets, depreciate fixed assets as appropriate, accurately record dispositions and to serve as a basis to evaluate possible impairment.
(c) Changes in Internal Control Over Financial Reporting: We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. We have initiated a number of changes in our internal control over financial reporting including: (a) the introduction of an accounting system to record and maintain control over corporate transactions; (b) the design and implementation of controls in conjunction with the introduction of the accounting system described above to require that journal entries were prepared with sufficient support and documentation and that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded; (c) the use of appropriate GAAP and disclosure checklists will be used starting with fiscal year 2009 filings and reporting to mitigate the possibility of errors through the misapplication of technical accounting guidance and required disclosures; and (d) an appraisal of fixed assets at our San Diego operations and the introduction of fixed asset controls. This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company provide only management’s report in this Form 10-K.

Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth the names, ages and certain information regarding each of our current directors and Executive Officers. There are no family relationships among our directors or Executive Officers.

Name	Age	Position
David Hirschhorn	47	Chairman and Director Chief Executive Officer
Dennis M. Smith	57	Chief Financial Officer Director
Todd Parker (1)	45	Director
Robert N. Schwartz, PhD. (2)	69	Director
Richardson E. Sells (2)	62	Director
Donald C. Parkerson (3)	58	Chief Financial Officer of RHA
Thomas Rice (3)	62	President and Chief Operating Officer of RHA

(1)	Member of the Audit Committee.

(2)	Member of the Audit Committee and Compensation Committee.

(3)	Individual became a key Executive Officer of a subsidiary of the Registrant following the end of the fiscal year ending September 30, 2008, but prior to the filing of this Form 10-K.
David Hirschhorn. Since September 2005, Mr. Hirschhorn has been Chairman and CEO of TIGroup and was recently reappointed by the Board of Directors in July 2008 as CEO. Previously, Mr. Hirschhorn served on our Board of Directors and as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 through September 2007 when he was appointed as sole Chairman and Chief Executive Officer. Prior to that, Mr. Hirschhorn co-managed a private equity firm from July 2001 through July 2005. During his career, he has been CEO and chairman of a number of turnarounds and start-ups. He was a managing director at Cruttenden Roth (now Roth Capital Partners) from May 1994 to March 1997. Mr. Hirschhorn also worked for The Nikko Securities Co. International, Inc. as an investment banker in their New York office from 1991 to 1994, where as part of a team he built a new department that provided financial advice and raised capital for domestic and international clients. He began his career as a consultant for KPMG Peat Marwick and later worked as a senior consultant for Deloitte & Touche from 1997 to 2000. Mr. Hirschhorn earned a BA from the University of Michigan in Political Science.
Dennis M. Smith. In early 2000, Mr. Smith founded Vsource, the predecessor to TIGroup, and from 2000 to 2005 served at various times as Chief Financial Officer and Chief Executive Officer of the company. He served as senior consultant and director from July 2005 until his re-appointment as Chief Financial Officer of TIGroup in October 2007. Vsource is one of the leading business process outsourcing companies in Asia, delivering provided sophisticated BPO services to Fortune 500 and Global 500 companies for their operations in Asia-Pacific. In November 2004, Vsource Asia, the group’s principal operating subsidiary was sold to Symphony House Berhad of Malaysia in a transaction designed and executed by Mr. Smith. In early 2006, Mr. Smith founded and served as CEO of Cross-Shore Acquisition Corporation, a $112 million special purpose acquisition corporation listed on the AIM in the U.K. In August 2007, Cross Shore completed the acquisition of Research Pharmaceutical Services, Inc., a leading provider of integrated outsourcing services to major pharmaceutical companies. From 1985 to 2000, Mr. Smith served as general partner of ChinaVest (which he co-founded), one of Asia’s first private equity firms. While at ChinaVest, he played a lead role in investment origination and deal structuring for the firm, which managed five funds with total committed capital of approximately $300 million from world-class institutional investors. Prior to founding ChinaVest, Mr. Smith was with First Chicago from 1974 to 1984, with positions in Singapore (as managing director of First Chicago), Hong Kong and the Philippines. He lived and worked in Asia from 1976 to 2005. Mr. Smith has a BA and MBA from Loyola University of Chicago.

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
Robert N. Schwartz, Ph.D. Dr. Schwartz has served on our Board of Directors since January 1998. Since 1979, Dr. Schwartz has been a visiting professor at U.C.L.A. and, since December 2000, the owner of a scientific consulting company, Channel Islands Scientific Consulting. From 1981 to 2000, Dr. Schwartz was a Senior Research Scientist at HRL Laboratories, LLC, Malibu, California. Prior to joining HRL Laboratories he was a Professor of Physical Chemistry at the University of Illinois, Chicago from 1968 until 1981. Since 2006 Dr. Schwartz has served as a Senior Scientist at the Aerospace Corporation, El Segundo, California. He has a B.A. in Mathematics, Chemistry and Physics, an M.S. in Chemical Physics from the University of Connecticut and a Ph.D. in Chemical Physics from the University of Colorado.
Richardson E. Sells. Mr. Sells has served on our Board of Directors since April 2005. Since January 29, 2001, Mr. Sells has served as Vice President Global Sales, Cargo, of Northwest Airlines, Inc. until his recent retirement at the end of calendar year 2006. Mr. Sells is currently the Managing Partner of Transition Management, LLC, a transportation-related consulting firm. Prior to joining Northwest Airlines, Mr. Sells was Managing Director, Hong Kong and China, for CV Transportation Services, LDC, from 1995 through December 31, 2000. Mr. Sells has a Bachelors of Science degree in Business Management from East Tennessee State University.
Donald C. Parkerson. Mr. Parkerson currently serves as Chief Financial Officer of RHA. Mr. Parkerson has been a partner in the Nashville practice of Tatum, LLC since March of 2008, and he currently still holds this position. His 34-year career in the healthcare industry includes serving as the Vice President of Accounting and Corporate Controller of public companies in the healthcare segment and 25 years as audit and technology consulting partner in a public accounting firm serving clients in healthcare, telecommunications, distribution, and a number of other industries. Between November 2007 and February 2008, Mr. Parkerson was searching for a suitable employment opportunity consistent with his years of experience and educational background. From July 2007 to October 2007, he worked as Senior Vice President, Corporate Controller, of Surgical Care Affiliates, LLC. From May 2004 to June 2007, he served as Senior Vice President, Surgery Division Controller, of HealthSouth Corporation. Prior to that, he was a partner at the accounting firm of Young, Parkerson & Co., LLP. Mr. Parkerson graduated with a degree in accounting from Delta State University.
Thomas Rice. Mr. Rice currently serves as President and Chief Operating Officer of RHA, an indirect subsidiary of the Company. From 2000 to 2008, Mr. Rice served as Vice President of Healthcare Partners Investments, a partnership based in Oklahoma City, which owns and manages two hospitals, one surgery center, three sleep study centers, three outpatient physical therapy clinics, and two imaging centers. From 1995-2000, Mr. Rice served as President of Integris Baptist Medical Center and Integris Southwest Medical Center, two large medical centers operating in Oklahoma City, where he grew revenue by 32% to over $450 million in a difficult reimbursement environment. Prior to that, Mr. Rice was President and CEO of Southwest Medical Center in Oklahoma City, which he led into a successful merger with Integris Health. Previously, Mr. Rice was Senior Vice President of St. David’s Healthcare System in Austin, Texas and administrator of various medical facilities in cities around the United States. Mr. Rice is a graduate of Lamar University and has a Masters Degree in Health Administration from Duke University. He has been certified as a Fellow in the American College of Healthcare Executives.

Board Meetings and Committees
The Board of Directors held one meeting during the Fiscal Year Ended September 30, 2008. On 20 other occasions, the Board of Directors took actions through unanimous written consents. Each director attended all meetings of the Board of Directors and the committees of the Board of Directors on which he was a member, if any, held during the Fiscal Year Ended September 30, 2008.
The Audit Committee, which held 3 meetings during the Fiscal Year Ended September 30, 2008, assists the Board’s oversight of our financial statements and compliance with legal and regulatory requirements and the qualifications and performance of our independent auditor. The Audit Committee currently has three members, Dr. Schwartz, Mr. Parker and Mr. Sells. Each of Dr. Schwartz, Mr. Parker and Mr. Sells are each independent directors as defined in Rule 4200(a)(14) of the National Association of Securities Dealers’ listing standards, but none of Dr. Schwartz, Mr. Parker or Mr. Sells is considered an “audit committee financial expert” as such term is currently defined under the applicable rules and regulations of the SEC.
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
Attn: Corporate Secretary
9663 Santa Monica Boulevard, #959
Beverly Hills, California 90210
Our Secretary will deliver stockholder communications to the specified individual director, if so addressed, or to one of our directors who can address the matter.
Compensation of Directors
Mr. Hirschhorn and Mr. Smith are the only directors also serving as full-time employees of the Company as of September 30, 2008. They receive no additional compensation for serving as directors. Mr. Smith, while serving as a non-executive director, also served as senior consultant until his appointment as Chief Financial Officer on September 20, 2007. On December 12, 2006, Mr. Smith was granted an option to acquire an aggregate of 120,000 shares of our common stock in respect of his service as a director and senior consultant. The shares underlying the option granted to Mr. Smith vest in quarterly increments over three years, beginning on the effective issuance date of December 12, 2006. The exercise price of this option is $0.42 per share. With respect to non-employee, independent directors, our philosophy is to provide competitive compensation necessary to attract and retain qualified non-employee, independent directors.
In addition, on November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our common stock to two independent directors. The shares underlying these options vested in quarterly increments over three years, with an effective grant date of August 1, 2005. The exercise price of these options is $0.40 per share, which was the closing price of our common stock on November 17, 2005. These options were granted with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk-free interest rates of 4.1%, and exercise price of $0.40.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than ten percent of our common stock, to file with the SEC reports of beneficial ownership on Form 3 and changes in beneficial ownership of our common stock and other equity securities on Form 4 or Form 5. SEC regulations require all officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file.
Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to the Fiscal Year Ended September 30, 2008, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the Fiscal Year Ended September 30, 2008, was a director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Fiscal Year Ended September 30, 2008:

		Number of
		Transactions Not	Known Failures
	Number of Late	Reported On a	To File a
Name	Reports	Timely Basis	Required Form
	(#)	(#)
David Hirschhorn	1	2	0
Dennis M. Smith	0	1	1
Robert N. Schwartz, PhD.	1	2	0
Todd Parker	1	1	0
Ciabattoni Living Trust dated August 17, 2000	1	2	0
SMP Investments I, LLC	1	2	0
Code of Ethics
On April 22, 2008, we adopted a Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees (the “Code of Ethics”). The Code of Ethics applies to the Board, the Chief Executive Officer, the President, the Chief Operations Officer (should one be appointed), the Chief Financial Officer, each financial or accounting officer at the level of the principal accounting officer or controller, and all other Section 16 reporting Executive Officers, and all employees of the Company. A copy of the Code of Ethics is attached as an exhibit to this Form 10-K.
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

Below is a description of our executive compensation process and a detailed discussion of each of the key elements of our compensation program as they apply to the Executive Officers named in the Summary Compensation Table set forth below. Because we are a growing public company, we will continue to review the overall design of our executive compensation program to ensure that it is structured to most effectively meet our compensation philosophy and objectives. We will also evaluate the program in the context of competitive market practice, as well as applicable legal and regulatory guidelines, including IRS rules governing the deductibility of compensation. This review may result in changes to the program we use today.
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
Upon recommendation of the compensation committee, the Board of Directors is responsible for making all decisions with respect to the compensation of the Chief Executive Officer and the Chief Financial Officer. In the first quarter of each the fiscal year, the compensation committee reviews base salaries, determines payout amounts for annual cash incentives, and reviews long-term equity for the Chief Executive Officer and the Chief Financial Officer. In the first quarter of the Fiscal Year Ended September 30, 2008, did not need to meet because the Company’s three employees’ compensation had already been determined by pre-existing employment contracts. The Compensation Committee met as needed to consider specific contracts of Executive Officers, as revised from time to time, including a meeting to discuss David Hirschhorn’s employment agreement. Upon recommendation from the compensation committee, the Board of Directors reviews and establishes performance metrics for the current year’s annual incentive plan.

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
Compensation of Executive Officers
Mr. Hirschhorn joined us as Co-Chief Executive Officer and Co-Chief Financial Officer in July 2005 during a period when we were discontinuing active operations and entering a new industry. In order to attract Mr. Hirschhorn, we negotiated a compensation package with Mr. Hirschhorn that provided increasing annual salaries as we grow and other incentives that align his interests with those of our stockholders. Mr. Hirschhorn entered into an initial employment agreement, effective July 18, 2005, in which he received annual base salaries for the years ending July 18, 2006, 2007, and 2008, of $204,000, $240,000 and $360,000, respectively, and was eligible for an annual target incentive bonus of up to 300% of the applicable base salary. This bonus was payable upon achievement of certain performance targets set by the Board of Directors. Under his employment agreement, Mr. Hirschhorn was guaranteed annual incentive bonuses of $50,000, $75,000 and $100,000. Mr. Hirschhorn was also issued no less than 50,000 vested shares of our restricted common stock annually beginning with the second year of his employment agreement. At the time of his hire, Mr. Hirschhorn was also issued 1,250,000 restricted shares of our common stock. The cash components of Mr. Hirschhorn’s compensation package were intentionally set below market with performance incentives that would compensate him as we grew. The combination of Mr. Hirschhorn’s compensation structure and the equity awards granted to him at the time of his hire created a heavy weighting on long-term incentives. Mr. Hirschhorn entered into a second employment agreement, effective July 1, 2008, in which he will receive annual base salaries for the years ending July 1, 2009, 2010, 2011, 2012 and 2013 of $480,000.00, $540,000.00, $600,000.00, $630,000.00 and $661,500, respectively and is eligible for an annual incentive bonus as determined by the Compensation Committee of an amount not exceeding three times the base salary or 10% of the Company’s EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn has also received options to purchase up to 6,250,000 shares of the Company’s common stock at an initial exercise price of $0.625 per share. Mr. Hirschhorn’s shares vest according to the following schedule: 1,250,000 shares vest on July 1, 2009; 1,250,000 shares vest on July 1, 2010; 1,250,000 shares vest on July 1, 2011; 1,250,000 shares vest on July 1, 2012; and the last 1,250,000 vest on July 1, 2013.
Mr. Parker joined us as Co-Chief Executive Officer and Co-Chief Financial Officer in July 2005 during a period when we were discontinuing active operations and entering a new industry. Mr. Parker entered into an employment agreement, effective July 18, 2005, in which he receives a base salary of $96,000 per year, and is eligible for guaranteed annual bonuses in which he would receive guaranteed bonuses for the years ending July 18, 2006, 2007 and 2008 of $25,000, $50,000 and $75,000, respectively. At the time of his hire, Mr. Parker was issued 350,000 restricted shares of our common stock. Mr. Parker has not yet been provided equity grants in the form of stock options, warrants or premium-priced options. The equity awards granted to Mr. Parker at the time of his hire created a heavy weighting on long-term incentives. Mr. Parker resigned as Co-Chief Executive Officer and Co-Chief Financial Officer in September 2007 and continues to serve on the Board of Directors as a non-executive director with no salary. Pursuant to his resignation, 159,800 of his shares are in the process of being cancelled and returned to authorized but unissued status.

Mr. Smith re-joined us as Chief Financial Officer in September 2007. In order to attract Mr. Smith, we agreed to a compensation package set forth in an employment agreement, dated October 10, 2007, in which Mr. Smith receives a base salary of $275,000 per fiscal year and is eligible to receive an annual incentive bonus as determined by our Board of Directors or the Compensation Committee of the Board. Under this agreement, Mr. Smith was also granted an option to purchase 600,000 shares of our common stock at an exercise price of $0.3125 per share under our 2001 Plan. Provided that Mr. Smith is employed by us on the applicable vesting dates, the shares underlying these options vest according to the following schedule: 150,000 shares vested upon the grant of the option; 150,000 shares vested on October 10, 2008; and the remaining 150,000 shares vest on October 10, 2009. 150,000 shares vested immediately upon the grant of the option and 150,000 shares vested on October 10, 2008. The remaining 150,000 shares will vest on October 10, 2009. Mr. Smith’s employment agreement terminated on October 9, 2008. Mr. Smith has continued to serve as our Chief Financial Officer without a formal employment agreement. We are currently in discussions with Mr. Smith regarding a new employment agreement.
Details regarding the current compensation packages of Mr. Hirschhorn and Mr. Smith are contained in tables that follow and a description of Mr. Hirschhorn’s employment agreement is described below as well. We continue to evaluate the components and level of compensation for our executive management.
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
Benefits Upon Termination of Employment
We have employment agreements with Mr. Hirschhorn, the Company’s Chief Executive Officer, and Mr. Rice, an Executive Officer of RHA. Additionally, we are currently negotiating employment agreements with Mr. Parkerson, an Executive Officer of RHA, and Mr. Smith, our Chief Financial Officer. The agreement with Mr. Hirschhorn provides that in the event Mr. Hirschhorn is terminated without cause we are obligated to pay Mr. Hirschhorn certain lump sum payments, as set forth below in the table entitled The Fiscal Year Ended September 30, 2008 — Potential Payments Upon Termination or Change in Control. The agreement with Mr. Smith provides that in the event Mr. Smith’s employment is terminated without cause or upon death or disability, we are obligated to pay Mr. Smith certain severance payments, as set forth below in the table entitled The Fiscal Year Ended September 30, 2008 — Potential Payments Upon Termination or Change in Control. Mr. Rice joined us as President and Chief Operating Officer of RHA in November of 2008. Mr. Rice entered into an employment agreement, effective November 10, 2008, pursuant to which he will receive an annual base salary of $275,000 per fiscal year. In the event Mr. Rice’s employment is terminated without cause or upon death or disability, RHA is obligated to pay Mr. Rice certain severance payments. If the termination occurs after Mr. Rice has been employed for less than twelve consecutive months, he shall receive the continued payment of his base salary for six months following the termination date. If the termination occurs after Mr. Rice has been employed for at least twelve consecutive months, he shall receive the continued payment of his base salary for twelve months following the termination date. Mr. Parkerson has no benefits upon termination.
The Board of Directors believes that the severance provisions contained in the employment agreements are an important element in attracting and retaining Executive Officers. See “The Fiscal Year Ended September 30, 2008 — Potential Payments Upon Termination or Change in Control” below for information with respect to potential payments and benefits under these employment agreements and our other compensation arrangements upon the termination of our Executive Officers.
Tax and Accounting Matters
Section 162(m) of the Internal Revenue Code of 1986, enacted as part of the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the Chief Executive Officer and the four other most highly compensated Executive Officers. Under Internal Revenue Service regulations, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The compensation committee does not believe that any of the executive compensation arrangements for the Fiscal Year Ended September 30, 2008 will result in the loss of a tax deduction pursuant to Section 162(m). The compensation committee expects to continue to monitor the application of Section 162(m) to executive compensation and will take appropriate action if it is warranted in the future.
We operate our compensation programs with the intention of complying with Section 409A of the Code. Effective February 1, 2006, we began accounting for stock-based compensation with respect to our long-term equity incentive award programs in accordance with the requirements of SFAS 123(R).

THE FISCAL YEAR ENDED SEPTEMBER 30, 2008, SEPTEMBER 30, 2007 AND JANUARY 31, 2007 SUMMARY EXECUTIVE COMPENSATION TABLE
The following table sets forth information concerning total compensation paid or earned during the Fiscal Year Ended September 30, 2008, September 30, 2007 and January 31, 2007 for the persons who served during the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007 as our Chief Executive Officers and Chief Financial Officers, our Chief Executive Officer and our Chief Financial Officer. These are our only two Executive Officers. As reflected in the tables below, the primary components of our compensation program are cash compensation, consisting of a mix of base salary and cash bonus compensation, and equity compensation, consisting of restricted stock grants.

								Non-	Change in
								Equity	Pension
								Incentive	Value and
Name								Plan	Nonqualified	All other
and					Stock		Option	Compen-	Deferred	Compen-
Principal		Salary	Bonus		Awards		Awards	sation	Compensation	sation	Total
Position	Year	($)	($)		($)		($)	($)	Earnings	($)	($)
David Hirschhorn Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	Fiscal 2007 — Jan. 31, 2007	$223,724	$88,697	(1)	$88,333	(2)	—	—	—	—	$395,754
	The Transition Period ended Sep. 30, 2007	$183,508	—	(3)	$99,041	(4)	—	—	—	—	$282,549

	Sep. 30, 2008	$360,000	$225,000		—		$3,704,807	—	—	$37,163	$4,326,970
Todd Parker Co-Chief Executive Officer and Co-Chief Financial Officer (resigned Sep. 2007)	Fiscal 2007 — Jan. 31, 2007	$96,000	$63,698	(5)	$23,333	(6)	—	—	—	—	$183,051

	The Transition Period ended Sep. 30, 2007	—	—		—		—	—	—	—	—	(7)

	Sep. 30, 2008	—	—		—		—	—	—	—	—	(7)
Dennis M. Smith Chief Financial Officer	Fiscal 2007 — Jan. 31, 2007	—	—		—		$47,162	—	—	$300,000 (8)	$347,162

	The Transition Period ended Sep. 30, 2007	—	—		—		—	—	—	$200,000 (9)	$200,000

	Sep. 30, 2008	$275,000	—		—		$50,000	—	—	$8,230	$333,230

(1)	Mr. Hirschhorn was entitled to a guaranteed bonus payment in the amount of $88,697 in Fiscal 2007. He did not receive this bonus in Fiscal 2007.

(2)
Pursuant to his employee agreement, Mr. Hirschhorn was granted 1,250,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer. One/third (1/3) of these shares of our common stock vests annually. 416,666 of these shares of our common stock vested at an average share price of $0.20 in Fiscal 2007.

(3)
Mr. Hirschhorn was entitled to a guaranteed bonus payment in the amount of $56,250 during the Transition Period Ended September 30, 2007. He did not receive this bonus during the Transition Period Ended September 30, 2007, but the Company has reserved this bonus amount in its financial statements.

(4)
Pursuant to his employment agreement, Mr. Hirschhorn was granted 1,250,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer. During the Transition Period Ended September 30, 2007, 275,114 of these shares accrued and have been recognized for financial statement reporting purposes.

(5)	Mr. Parker was entitled to a guaranteed bonus in the amount of $63,698 in Fiscal 2007. He did not receive this bonus in Fiscal 2007.
(6)
Pursuant to his employment agreement, Mr. Parker was granted 350,000 restricted shares of our common stock upon becoming our Co-Chief Executive Officer. One-third (1/3) of these shares of common stock vest annually. 116,666 of these shares of our common stock vested at an average share price of $0.20 in Fiscal 2007. Pursuant to his resignation, 159,800 of his shares are in the process of being cancelled and returned to authorized but unissued status.

(7)	Mr. Parker did not earn or receive any compensation during the Transition Period Ended September 30, 2007.
(8)	Mr. Smith earned $300,000 in consulting fees in respect of consulting services he provided to the Company during the Fiscal Year Ended January 31, 2007.
(9)
Mr. Smith earned $200,000 in consulting fees in respect of consulting services he provided to the Company during the Transition Period Ended September 30, 2007 prior to becoming our Chief Financial Officer.

EMPLOYMENT AGREEMENTS
We have entered into employment agreements with Mr. Hirschhorn. Our employment agreement with Mr. Parker terminated with his resignation in September 2007.
Mr. Hirschhorn is party to an employment agreement with us dated effective as of July 1, 2008, and approved by our Compensation Committee. The employment agreement expires on July 1, 2015. Under the employment agreement, Mr. Hirschhorn receives annual base salaries for the years ending July 1, 2009, 2010, 2011, 2012, and 2013 of $480,000, $540,000, $600,000, $630,000 and $661,500, respectively, and is eligible for an annual incentive bonus as determined by the Compensation Committee of the Company’s Board of Directors in an amount not to exceed three times his base salary for that fiscal year or 10% of the Company’s EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn entered into an Option Grant Agreement pursuant to the 2001 Plan, effective July 1, 2008, pursuant to which Mr. Hirschhorn was granted the option to acquire 6,250,000 shares of our common stock at an exercise price of $0.625. The shares underlying this option vest according to the following schedule: 1,250,000 on July 1, 2009, 1,250,000 on July 1, 2010, 1,250,000 on July 1, 2011, 1,250,000 on July 1, 2012, and the remaining 1,250,000 on July 1, 2013; Mr. Hirschhorn was not terminated for Misconduct (as defined in the Option Grant Agreement, filed as Exhibit 10.2 to the Form 8-K filed with the SEC on July 7, 2008), or engaged in Misconduct during the option period. Either party may terminate Mr. Hirschhorn’s employment by providing written notice to the other party. If the Company is terminating the employment, our notice shall include a statement indicating whether the termination was because of disability or for cause or without cause. In the event Mr. Hirschhorn is terminated, we are obligated to pay Mr. Hirschhorn certain lump sum payments, as set forth below in the table entitled The Fiscal Year Ended September 30, 2008 — Potential Payments Upon Termination or Change in Control.

Mr. Smith’s employment agreement terminated on October 9, 2008. Mr. Smith has continued to serve as our Chief Financial Officer without a formal employment agreement. We are currently in discussions with Mr. Smith regarding a new employment agreement.
THE FISCAL YEAR ENDED SEPTEMBER 30, 2008 — GRANTS OF PLAN-BASED AWARDS
On October 10, 2007, subsequent to the completion of the Transition Period Ended September 30, 2007, our Board of Directors approved the grant of an option pursuant to the 2001 Plan to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 to Dennis M. Smith, following his appointment as our Chief Financial Officer. Provided that Mr. Smith is employed by us on the applicable vesting dates, the shares underlying these options vest according to the following schedule: 150,000 shares vested upon the grant of the option; 150,000 shares vested on October 10, 2008; and the remaining 150,000 shares vest on October 10, 2009. 150,000 shares vested immediately upon the grant of the option and 150,000 shares vested on October 10, 2008. The remaining 150,000 shares will vest on October 10, 2009. Mr. Smith’s employment agreement terminated on October 9, 2008. Mr. Smith has continued to serve as our Chief Financial Officer without a formal employment agreement. We are currently in discussions with Mr. Smith regarding a new employment agreement.On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our common stock pursuant to the 2001 Plan to David Hirschhorn. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.

GRANTS OF PLAN-BASED AWARDS
								All Other	All Other
								Stock	Option
								Awards:	Awards:
		Estimated Future Payouts			Estimated Future Payouts			Number	Number	Exercise or	Grant
		Under Non-Equity			Under Equity			of Shares	of Securities	Base Price	Date Fair
		Incentive Plan Awards			Incentive Plan Awards			of Stock	Underlying	of Option	Value of Stock
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	and Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
David Hirschhorn Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	7/1/08	—	—	—	—	—	—	—	6,250,000	$0.625	$3,704,807
Dennis M. Smith Chief Financial Officer	10/10/07	—	—	—	—	—	—	—	600,000	$0.3125	$50,000
Dr. Robert N. Schwartz	—	—	—	—	—	—	—	—	—	—	—
Richardson E. Sells	—	—	—	—	—	—	—	—	—	—	—
Todd Parker Co-Chief Executive Officer and Co-Chief Financial Officer (resigned Sep. 2007)	—	—	—	—	—	—	—	—	—	—	—

OUTSTANDING EQUITY AWARDS AT THE FISCAL YEAR ENDED SEPTEMBER 30, 2008
The following table summarizes information with respect to our outstanding equity awards held by the Executive Officers at September 30, 2008.

	Option Awards							Stock Awards
Equity
Incentive
Plan
										Equity	Awards:
										Incentive	Market or
				Equity						Plan	Payout
				Incentive						Awards:	Value
				Plan						Number of	of
				Awards:						Unearned	Unearned
				Number						Shares,	Shares,
	Number of		Number of	of				Number of		Units	Units
	Securities		Securities	Securities				Shares or	Market Value	or Other	or Other
	Underlying		Underlying	Underlying				Units of	of Shares or	Rights	Rights
	Unexercised		Unexercised	Unexercised		Option		Stock	Units of Stock	That	That Have
	Options		Options	Unearned		Exercise	Option	That Have	That Have	Have Not	Not
	(#)		(3)	Options		Price	Expiration	Not Vested	Not Vested	Vested	Vested
Name	Exercisable		Unexercisable	(#)		($)	Date	($)	($)	($)	($)
David Hirschhorn Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	—		6,250,000	—		0.625	07/01/15	—	—	—	—
Todd Parker Co-Chief Executive Officer and Co-Chief Financial Officer (resigned Sep. 2007)	—		—	—		—	—	—	—	—	—
Dennis M. Smith Chief Financial Officer	150,000	(2)	—	450,000	(2)	(2)	(2)	—	—	—	—

(1)
On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our common stock pursuant to the 2001 Plan to David Hirschhorn. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.

(2)
On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our common stock at an exercise price of $0.42 per share to Mr. Smith, in his capacity as a director and consultant of the Company. The shares underlying the option granted to Mr. Smith vest in quarterly increments over three years, beginning on the effective issuance date of December 12, 2006. As of September 30, 2008, 70,000 shares underlying the option are fully vested. The remaining 50,000 shares underlying the option are unvested.

On October 10, 2007, subsequent to the completion of the Transition Period Ended September 30, 2007, our Board of Directors approved the grant of an option pursuant to the 2001 Plan to acquire an aggregate of 600,000 shares of our common stock at an exercise price of $0.3125 to Dennis M. Smith, following his appointment as our Chief Financial Officer. Provided that Mr. Smith is employed by us on the applicable vesting dates, the shares underlying these options vest according to the following schedule: 150,000 shares vested upon the grant of the option; 150,000 shares vested on October 10, 2008; and the remaining 150,000 shares vest on October 10, 2009. 150,000 shares vested immediately upon the grant of the option and 150,000 shares vested on October 10, 2008. The remaining 150,000 shares will vest on October 10, 2009.
Mr. Smith’s employment agreement terminated on October 9, 2008. Mr. Smith has continued to serve as our Chief Financial Officer without a formal employment agreement. We are currently in discussions with Mr. Smith regarding a new employment agreement.

OPTION EXERCISES AND STOCK VESTED DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 2008
No options were exercised by our Executive Officers during the Fiscal Year Ended September 30, 2008, and no stock awards vested.
THE FISCAL YEAR ENDED SEPTEMBER 30, 2008 PENSION BENEFITS
We do not currently provide pension benefits to our Executive Officers or employees.
THE FISCAL YEAR ENDED SEPTEMBER 30, 2008 NONQUALIFIED DEFERRED COMPENSATION
No awards of non-qualified deferred compensation were made during Fiscal Year Ended September 30, 2008.
THE FISCAL YEAR ENDED SEPTEMBER 30, 2008 POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL
The following tables show the estimated amount of potential payments, as well as estimated value of continuing benefits, assuming the Executive Officer’s employment terminated effective September 30, 2008 and based on compensation and benefit levels in effect on September 30, 2008. Due to the numerous factors involved in estimating these amounts, the actual benefits and amounts payable can only be determined at the time of an executive’s termination from the Company.
DAVID HIRSCHHORN, CHIEF EXECUTIVE OFFICER (FORMERLY CO-CEO and CO-CFO)

Involuntary
Termination
	Voluntary	Involuntary Not		Without Cause
	Termination	For		or Termination
Benefits/Payments	(including	Cause	For Cause	for Good	Death or
Upon Termination	Retirement)	Termination	Termination	Reason	Disability
Salary(1)	$120,000	$120,000	$120,000	$120,000	$120,000
Accelerated Vesting of Deferred Compensation	—	—	—	—	—
Compensation(2)	—	—	—	—	$1,000,000	(3)
Accelerated Vesting of Options	—	—	—	—	—
Continuation of Insurance Benefits	—	—	—	—	—

(1)
In the event of Mr. Hirschhorn’s voluntary termination, the Company shall pay Mr. Hirschhorn any amount base salary earned by, but not yet paid to, Mr. Hirschhorn through the effective date of termination.

(2)
In the event Mr. Hirschhorn’s voluntary termination, the Company shall pay Mr. Hirschhorn (i) all benefits that have been earned by or vested in, and are payable to, Mr. Hirschhorn under and subject to the terms (including all eligibility requirements) of, the Compensation and Benefit Plans in which Mr. Hirschhorn participated through the effective date of termination; (ii) all reimbursable expenses due, but not yet paid, to Mr. Hirschhorn as of the effective date of termination; and (iii) an amount equal to all accrued and unused paid vacation or time off, calculated in accordance with the Company’s paid vacation or time off policies, practices and procedures (including authorized deductions and the deductions required by law), as of the effective date of termination.

(3)
Mr. Hirschhorn’s employment agreement provides that he shall receive a term life insurance policy with a death benefit of $1,000,000 for the first year of the agreement; $1,500,000 for the second and third years of the agreement; and $2,000,000 for each of the fourth and fifth years of the agreement.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2008 DIRECTOR COMPENSATION
We did not compensate non-employee members of our Board of Directors during the Fiscal Year Ended September 30, 2008.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Common Stock, Series 1-A Convertible Preferred Stock, Series 2-A Convertible Preferred Stock, Series 5-A Convertible Preferred Stock, and Series 6-A Convertible Preferred Stock
The following table sets forth certain information, as of December 17, 2008, regarding the beneficial ownership of our common stock, including common stock issuable upon conversion of all preferred convertible securities, options, warrants and other convertible securities, by (i) all persons or entities who beneficially own 5% or more of our common stock, (ii) each of our current directors, (iii) the Executive Officers listed in the Summary Compensation Table found in Item 11 “Executive Compensation” above, and (iv) all of our current Executive Officers and directors as a group, in each case, to the best of our knowledge. As of December 17, 2008, there were (i) 10,122,929 shares of common stock outstanding, (ii) 73,407,825 shares of common stock on a fully as-converted basis, and (iii) on a fully as-converted basis, 66,686,701 shares of Preferred Stock, options, warrants and other securities convertible into common stock currently exercisable within 60 days of January 9, 2009, with each share of common stock being entitled to one vote.

		Amount and
		Nature of
		Beneficial	Percent of
Title of Class	Name of Beneficial Owner(1)	Ownership	Class

Common(2)	SMP Investments I, LLC c/o HSP Group, LLC 875 Prospect Street, Suite 220 La Jolla, CA 92037 (4)	11,076,190	52.2%

Common	Carol Schuster 3555 NW 58th Street Suite 700 Oklahoma City, OK 73112	4,250,000	42.0%

Common	Ciabattoni Living Trust 8/17/2000 16 Lagunita Drive Laguna Beach, CA 92561 (5)	5,535,000	35.3%

Common	Mercantile Capital Partners I, L.P. 3201 Old Glenview Road Wilmette, Illinois 60091	648,860	6.4%

	Current Directors

Common	David Hirschhorn (3)	1,710,000	14.5%

Common	Todd Parker (6)	842,000	7.7%

Common	Robert N. Schwartz, Ph.D (7)	185,857	1.8%

Common	Richardson E. Sells (8)	180,000	1.7%

Common	Dennis M. Smith (9)	865,000	7.9%

		Amount and
		Nature of
		Beneficial	Percent of
Title of Class	Name of Beneficial Owner(1)	Ownership	Class

	Current Officers

Common	Donald C. Parkerson	—	—

Common	Thomas Rice	—	—

Common	Current directors and officers as a group (7 persons) (10)	3,782,857	27.2%

Series 1-A Preferred	First Clearing Corporation P.O. Box 6570 Glen Allen, VA 23058	20,000	29.6%

Series 1-A Preferred	Susan Lacerra & Steven Tingey, as joing tenants c/o Jefferies & Co, Inc. 650 California Street San Francisco, CA 94108	7,600	11.2%

Series 1-A Preferred	Ron Soderling 901 Dove Street, Suite 270 Newport Beach, CA 92660	40,000	59.2%

Series 2-A Preferred	Ali R. Moghaddami 333 E. GlenOaks Boulevard Suite 202 Glendale, CA 91207	3,900	100%

Series 5-A Preferred	Ciabattoni Living Trust 8/17/2000 16 Lagunita Drive Laguna Beach, CA 92561	500	5.6%

Series 5-A Preferred	Integral Investors – Waveland LLC 19800 MacArthur Boulevard Suite 650 Irvine, CA 92612	600	6.7%

Series 5-A Preferred	Richard Sambora Living Trust 4/13/00 c/o Gelfand Rennert & Feldman LLP 360 Hamilton Avenue, Suite 100 White Plains, New York 10601	500	5.6%

Series 5-A Preferred	SMP Investments I, LLC c/o HSP Group, LLC 875 Prospect Street, Suite 220 La Jolla, CA 92037	1,250	13.9%

Series 5-A Preferred	South Bay Capital LLC c/o Keith Lehman, Managing Member 960 Third Street, Apt. 204 Santa Monica, CA 90403	500	5.6%

	Current Directors

Series 5-A Preferred	David Hirschhorn	125	1.4%

Series 5-A Preferred	Todd Parker	135	1.5%

Series 5-A Preferred	Robert N. Schwartz, Ph.D	—	—

Series 5-A Preferred	Richardson E. Sells	—	—

Series 5-A Preferred	Dennis M. Smith	125	1.4%

Amount and
Nature of
		Beneficial	Percent of
Title of Class	Name of Beneficial Owner(1)	Ownership	Class

Current Officers

Series 5-A Preferred	Donald Parkerson	—	—

Series 5-A Preferred	Thomas Rice	—	—

Series 5-A Preferred	Current directors and officers as a group (7 persons) (10)	385	4.3%

Series 6-A Preferred	Ciabattoni Living Trust 8/17/2000 16 Lagunita Drive Laguna Beach, CA 92561	600	13.0%

Series 6-A Preferred	Darras Revocable Trust dated 9/2/94 600 South Indian Hill Boulevard Claremont, CA 91711	250	5.4%

Series 6-A Preferred	SMP Investments I, LLC c/o HSP Group, LLC 875 Prospect Street, Suite 220 La Jolla, CA 92037	1,000	21.7%

Series 6-A Preferred	Hector S. Torres c/o Joseph Apuzzo, CPA 150 Airport Road, Suite 1000 Lakewood, NJ 08701	300	6.5%

Current Directors

Series 6-A Preferred	David Hirschhorn	—	—

Series 6-A Preferred	Todd Parker	—	—

Series 6-A Preferred	Robert N. Schwartz, Ph.D	—	—

Series 6-A Preferred	Richardson E. Sells	—	—

Series 6-A Preferred	Dennis M. Smith	—	—

Current Officers

Series 6-A Preferred	Donald Parkerson	—	—

Series 6-A Preferred	Thomas Rice	—	—

Series 6-A Preferred	Current directors and officers as a group (7 persons) (10)	—	—

(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares.

(2)
The number of shares of common stock shown as beneficially owned by any person or entity includes all Preferred Stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of January 9, 2009. The percentages of beneficial ownership of common stock shown assume the exercise or conversion of all Preferred Stock, options, warrants and other securities convertible into common stock held by such person or entity currently exercisable within 60 days of January 9, 2009, but not the exercise or conversion of Preferred Stock, options, warrants and other convertible securities held by other holders of such securities.

(3)
Consists of (a) 1,250,000 restricted shares of common stock granted in connection with Mr. Hirschhorn’s Employment Agreement, dated as of July 18, 2005; (b) 400,000 shares beneficially owned by Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, which directly holds 125 shares of Series 5-A Preferred Stock, which are convertible into 400,000 shares of common stock, and (c) 60,000 shares of common stock issued to David Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, pursuant to the exercise of a warrant dated July 18, 2005.

(4)
Consists of (a) 1,250 shares of Series 5-A Convertible Preferred Stock, $0.01 par value, which could be deemed to be beneficially owned by the reporting person, which are convertible into 4,000,000 shares of Common Stock; (b) 1,000 shares of Series 6-A Convertible Preferred Stock, $0.01 par value, which could be deemed to be beneficially owned by the reporting person, which are convertible into 3,200,000 shares of Common Stock; (c) an Advisory Board warrant to purchase an aggregate of 150,000 shares of Common Stock, of which 100,000 shares are currently vested and exercisable, at a price of $0.45 per share which could be deemed to be beneficially owned by the reporting person; (d) an Advisory Board warrant to purchase an aggregate of 714,285 shares of Common Stock, of which 476,190 at a price of $0.45 per share which could be deemed to be beneficially owned by the reporting person; (e) a warrant to purchase 1,200,000 shares of Common Stock at a price of $0.3125 per share which could be deemed to be beneficially owned by the reporting person; and (f) warrants to purchase an aggregate of 2,100,000 shares of Common Stock at a price of $0.50 per share which could be deemed to be beneficially owned by the reporting person.

(5)
Consists of (a) 600 shares of Series 5-A Convertible Preferred Stock, $0.01 par value, which could be deemed to be beneficially owned by the reporting person which are convertible into 1,920,000 shares of Common Stock; (b) 600 shares of Series 6-A Convertible Preferred Stock, $0.01 par value, which could be deemed to be beneficially owned by the reporting person which are convertible into 1,920,000 shares of Common Stock; (c) a warrant to purchase 600,000 shares of Common Stock at a price of $0.3125 per share which could be deemed to be beneficially owned by the reporting person; and (d) warrants to purchase an aggregate of 1,095,000 shares of Common Stock at a price of $0.50 per share which could be deemed to be beneficially owned by the reporting person.

(6)
Consists of (a) 410,000 shares of Common Stock, of which (i) 350,000 restricted shares were granted in connection with Mr. Parker’s Employment Agreement, dated as of July 18, 2005, of which 190,200 are in the process of cancellation pursuant to termination of Mr. Parker’s Employment Agreement; and (ii) 60,000 were issued pursuant to the exercise of a warrant dated July 18, 2005; and (b) 135 shares of Series 5-A Convertible Preferred Stock, par value $0.01, which could be deemed to be beneficially owned by the reporting person which are convertible into 432,000 shares of common stock.

(7)
Consists of (a) 982 shares directly owned by Mr. Schwartz; (b) 1,125 shares owned in a trust on behalf of Mr. Schwartz and (c) 183,750 shares of common stock issuable upon exercise of Mr. Schwartz’s stock options.

(8)	Consists of 180,000 shares of common stock issuable upon exercise of Mr. Sells’ stock options.
(9)
Consists of (a) 125 shares of Series 5-A Preferred Stock, which are convertible into 400,000 shares of common stock; (b) 60,000 shares of common stock issued pursuant to the exercise of a warrant dated July 18, 2005; (c) 15,000 shares of common stock granted pursuant to the exercise of a warrant dated September 18, 2006; (d) 300,000 shares of common stock currently issuable upon exercise of Mr. Smith’s stock options; and (e) 90,000 shares of common stock currently issuable upon exercise of Mr. Smith’s stock options.

(10)
Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting or investment powers.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Since the Company is not listed on a national securities exchange, the Company has decided to use the independence standards of the NYSE Alternext (formerly known as the American Stock Exchange or AMEX). The Company believes that the Board of Directors would determine that Richardson E. Sells and Robert N. Schwartz would be “independent directors” under the rules of the NYSE Alternext if the Company were listed on the NYSE Alternext and asked to make a determination.

Advisory Board
On August 22, 2005, we announced the creation of an Advisory Board with seven initial members. In a Current Report on Form 8-K filed with the SEC on August 23, 2005, which report is incorporated herein by reference, we disclosed that we intended to issue warrants to purchase up to 900,000 shares of our common stock to Advisory Board members as compensation for their service. A form of the Advisory Board warrant was filed as Exhibit 4.2 to the Current Report on Form 8-K filed on August 23, 2005. On November 9, 2005, we delivered 727,500 of such warrants to our seven initial Advisory Board members, with an effective issuance date of August 2, 2005. All such warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk free interest rates of 4.1%, and exercise price of $0.35. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The shares underlying these warrants became fully vested in August 2007. In December 2006, our Board of Directors approved the issuance of a warrant to purchase 50,000 shares of our common stock at an exercise price of $0.45 per share to Steven Spector, upon his addition as a member to the Advisory Board. The shares underlying the warrant issued to Mr. Spector became fully vested on December 12, 2008. On September 11, 2007, our Board of Directors approved the issuance of warrants to purchase an aggregate of 350,000 shares of our common stock at an exercise price of $0.45 per share to six new members of our Advisory Board. The shares underlying these warrants become fully vested on September 13, 2009 and expire on September 13, 2009. On February 15, 2008, our Board of Directors approved the issuance of a warrant to purchase a total of 714,285 shares of our common stock at an exercise price of $0.45 per share to Brian Potiker, in consideration for his continued service as a member of our Advisory Board. The shares underlying the warrant issued to Mr. Potiker became fully vested on October 30, 2008 and expire on October 30, 2009.
Advance to Affiliated Entities
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
Sub-Lease from HSP, Inc.
The Company is subleasing office space located at 433 N. Camden, Suite 810, Beverly Hills, California 90210 from HSP, Inc. which is a related entity to SMP, an affiliate of the Company. The sub-lease is for a term of 5 years at a monthly rental of $4,800 per month, subject to adjustment downward based on other subtenants occupying space at the same location.
Repurchase of 49% Interest in RHA
Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, the Company, through its subsidiary RHA, purchased the remaining 49% issued and outstanding membership units of RHA from Carol Schuster, an individual residing in Oklahoma and holder of approximately forty-two percent (42%) of the Company’s common stock. RHA repurchased the remainder of its issued and outstanding membership units for $1,800,000 through a series of cash payments and the issuance of a promissory note. The Company serves as guarantor for those payment obligations.

Exercise of Warrants
In July 2008, our Chief Executive Officer David Hirschhorn, in his capacity as President of Hope & Abel Investments, LLC, our Chief Financial Officer Dennis Smith, and Todd Parker, a director, each exercised a warrant in full and an aggregate of 180,000 shares of common stock were issued, with 60,000 shares issued to each.
In August 2008, three of the initial seven Advisory Board members exercised their warrants in full and a total of 302,500 shares of common stock were issued. The other four initial Advisory Board members, holding a total of 425,000 shares of common stock, allowed their warrants to expire unexercised. The Advisory Board warrant issued to Mr. Spector expired unexercised on December 12, 2008. The warrants issued to six new Advisory Board members on September 13, 2007, and the warrant issued to Mr. Potiker, remain outstanding.
In September 2008, Dennis Smith exercised a warrant in full and 15,000 shares of common stock were issued.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
We have engaged Whitley Penn LLP to audit our financial statements for the Fiscal Year Ended September 30, 2008. MBC conducted the annual audits of our financial statements included in our Annual Report on Form 10-K for the Transition Period Ended September 30, 2007, filed with the SEC on February 11, 2008; the Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2007, filed with the SEC on May 17, 2007; and the Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2006, filed with the SEC on June 20, 2006. Whitley Penn LLP conducted the quarterly reviews of our financial statements included in our Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2007, filed with the SEC on February 20, 2008; the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2008, filed with the SEC on May 20, 2008; and the Quarterly Report for the Fiscal Quarter Ended June 30, 2008, filed with the SEC on August 19, 2008. Singer Lewak Greenbaum & Goldstein LLP conducted the quarterly review of our financial statements included in our Quarterly Report on Form 10-Q for the third quarter of the Fiscal Year Ended January 31, 2006, filed with the SEC on December 20, 2005. The decision to engage Whitley Penn LLP as our independent auditors for Fiscal Year Ended September 30, 2008 has been approved by the Board of Directors and the Audit Committee.
Fees
Aggregate fees for professional services rendered to us by Whitey Penn LLP, MBC and Singer Lewak Greenbaum & Goldstein LLP as of or for the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and for the Fiscal Year Ended January 31, 2007, respectively, were:

	Year	Transition
	Ended	Period Ended	Year
	September 30,	September 30,	Ended January 31,
	2008	2007	2007
Audit	$335,137	$70,350	$61
Audit Related	$8,565	$—	$—
Tax	$—	$68,300	$—
Other	$—	$—	$—

Total	$343,702	$138,650	$61

Audit fees for the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, respectively, were for professional services rendered for the audits of our consolidated financial statements and the statutory audits of certain subsidiary companies and the quarterly reviews of the financial statements included in our Forms 10-Q. For the Fiscal Year Ended September 30, 2008, $184,501 of the audit fees related to recurring audit costs. The other $150,636 related to one-time audit costs related to our acquisition of interests in RHA and SPMC.

Audit Related fees for the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, respectively, were for accounting consultations in connection with the Exchange Offer and related transactions, capital issuances and review of responses to various SEC comment letters.
Tax fees for the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, respectively, were for services related to tax compliance and advisory services including assistance with review of tax returns, advice on goods and services taxes and duties in various jurisdictions and ad hoc corporate tax planning and advice.
The Company had no other fees for professional services rendered by our independent auditors during the Fiscal year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal year Ended January 31, 2007.
The Audit Committee has advised us that it has determined that the non-audit services rendered by our independent auditors during the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007 are compatible with maintaining the independence of the auditors.
Audit Committee Pre-Approval Policies and Procedures
Our Audit Committee pre-approves audit and non-audit services provided by our independent auditors at its quarterly meetings.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements

	Reports of Independent Registered Public Accounting Firm	34

	Consolidated Balance Sheets as of September 30, 2008, September 30, 2007 and January 31, 2007	36

	Consolidated Statements of Operations for the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007	37

	Consolidated Statements of Stockholders’ Equity for the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007	38

	Consolidated Statements of Cash Flows for the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007	39

	Notes to the Consolidated Financial Statements	40

(2)	Financial Statement Schedules

	All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(3)	The following documents are filed as exhibits to this Form 10-K (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference):

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Bylaws (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

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

10.14*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.15*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.16*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.17*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.18*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.19*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.20*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.21*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

14.1	Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008

21.1	Subsidiaries of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-Isthmus Group, Inc.
Date: January 12, 2009	/s/ David Hirschhorn
David Hirschhorn Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ David Hirschhorn

David Hirschhorn	Chairman of the Board, Chief Executive Officer	January 12, 2009

/s/ Dennis M. Smith

Dennis M. Smith	Chief Financial Officer and Director	January 12, 2009

/s/ Todd Parker

Todd Parker	Director	January 12, 2009

/s/ Robert N. Schwartz

Robert N. Schwartz	Director	January 12, 2009

/s/ Richardson E. Sells

Richardson E. Sells	Director	January 12, 2009

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Bylaws (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

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

4.7*	Form of Vsource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.8*	Form of Vsource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)

4.9*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.10*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.1*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)

10.2*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

10.3*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.4*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)

Exhibit No.	Description

10.5*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.6*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)

10.7*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 23, 2005)

10.8*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)

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

10.14*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.15*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.16*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.17*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.18*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.19*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.20*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.21*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

Exhibit No.	Description

14.1	Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008

21.1	Subsidiaries of Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.