Form 10-Q
period 2008-12-31
TRI-ISTHMUS GROUP, INC.
filed 2009-02-17
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Number of shares of common stock outstanding as of February 13, 2009:	10,322,929

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31,	September 30,
	2008	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,445	$2,970
Restricted cash	1,514	1,514
Accounts receivable, net of allowance for uncollectible accounts	6,770	6,289
Advance to affiliated entity	72	72
Prepaid expenses	539	103
Other current assets	1,805	1,754

Total current assets	12,145	12,702

Property and equipment, net	16,816	12,277
Goodwill	968	759
Other Assets	1,054	760

Total assets	$30,983	$26,498

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,963	$2,944
Accrued expenses	1,837	1,765
Staff accruals	860	950
Current maturities of long-term debt	4,706	4,144

Total current liabilities	10,366	9,803

Long-term debt, net of current portion	10,144	5,455
Commitments and contingencies
Minority interest	810	967
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31,	September 30,
	2008	2008
	(Unaudited)

Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of December 31, 2008 and September 30, 2008)	$166	$166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of December 31, 2008 and September 30, 2008)	25	25

Total non-redeemable preferred stock	$191	$191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 8,987 shares issued and outstanding as of December 31, 2008 and September 30, 2008)	$7,819	$7,819

Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,607 shares issued and outstanding as of December 31, 2008 and September 30, 2008)	4,113	4,113

Preferred stock Series B issued by subsidiary ($0.01 par value, 38,250 shares authorized, 19,990 shares issued and outstanding as of December 31, 2008 and September 30, 2008)	2,500	2,500

Total redeemable preferred stock	$14,432	$14,432

Common stock ($0.01 par value, 100,000,000 shares authorized; 10,322,922 shares issued and outstanding as of December 31, 2008 and September 30, 2008)	$103	$103
Additional paid-in capital	71,609	71,301
Accumulated deficit	(76,620)	(75,702)

Other comprehensive loss	(52)	(52)

Total shareholders’ deficit	(4,960)	(4,350)

Total liabilities, preferred stock and shareholders’ deficit	$30,983	$26,498

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended
	December 31,	December 31,
	2008	2007

Revenue from services	$10,821	$4,744

Costs and expenses:
Selling, general and administrative expenses	10,973	4,826
Amortization of stock-based compensation	308	18
Depreciation and amortization	231	65

Total costs and expenses	11,512	4,909

Operating loss	(691)	(165)

Other income	39	23
Interest expense	(172)	(193)
Minority interest	(94)	(80)

Net loss from operations before taxation and non-cash beneficial conversion feature	$(918)	$(415)
Taxation	—	—

Net loss	$(918)	$(415)
Non-cash beneficial conversion feature preferred dividend	—	—

Net loss attributable to common shareholders	$(918)	$(415)

Net loss per common share:
Basic	$(0.09)	$(0.08)

Diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended,
	December 31,	December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(918)	$(415)
Adjustments to reconcile net loss to net cash used in operating activities:

Minority interest	94	80
Depreciation and amortization	231	65
Amortization of stock based compensation	308	18
Amortization of debt discount	—	93
Bad debt provision	1,003	166
Changes in working capital components:
Accounts receivable	(1,484)	(1,184)
Accounts payable	19	(189)
Others	(809)	(72)

Net cash used in operating activities	(1,556)	(1,438)

Cash flows from investing activities:
Purchase of property and equipment	(3,427)	(6)
Acquisition of subsidiaries, net of cash acquired	(50)	283
Repayment of advance	—	33

Net cash provided (used) by investing activities	(3,477)	310

Cash flows from financing activities:
Drawdown of convertible loans	—	1,650
Repayment of notes	(4,838)	(11)
Proceeds from notes payable	8,346	—

Net cash provided by financing activities	3,508	1,639

Net increase (decrease) in cash and cash equivalents	(1,525)	511
Cash and cash equivalents at beginning of period	2,970	733

Cash and cash equivalents at end of period	$1,445	$1,244

Cash paid for interest	$142	$97

Non-cash transaction — Purchase of the 49% minority interest in RHA for $1,800,000 of notes, first payment of $50,000 paid at closing.
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Tri-Isthmus Group, Inc. (the “Company,” “we,” “us,” or “our,” depending on the context) as of December 31, 2008 and September 30, 2008 and for the three-month periods ended December 31, 2008 and December 31, 2007, respectively, have been prepared on substantially the same basis as our Company’s annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K, and any amendments thereto, for the year ended September 30, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
The consolidated financial statements include the accounts of our Company and of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results as of September 30, 2008 have been derived from our audited consolidated financial statements for the fiscal year ended as of such date.
The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.
Name Change
Effective November 18, 2008, our subsidiary, Rural Health Acquisition, LLC, an Oklahoma limited liability company (“RHA”) added the trade name Southern Plains Medical Group, under which RHA will conduct its business.
Future Funding
Our Company has sustained operating losses since inception and had an accumulated deficit of approximately $76.6 million as of December 31, 2008. This deficit has been funded primarily through preferred stock financing, sales of promissory notes and cash generated from operations.
At December 31, 2008, our Company had current liabilities of $10.4 million and current assets of $12.1 million.
We believe that we have adequate funding from the operations of our subsidiary, RHA, and our ambulatory surgery center in Del Mar, California, and cash and cash equivalents for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going-concern basis.
Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. Our management will seek to assist our subsidiaries to expand their access to working capital as appropriate.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2009. The adoption of SFAS 157 did not have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We did not elect the fair value option of SFAS No. 159 on October 1, 2008. Therefore the Statement will have no impact on our consolidated balance sheets, statements of operations or cash flows.
2. Net Loss Per Share

	Three Months ended
	(in thousands)
	December 31,	December 31,
	2008	2007

Numerator for basic and diluted loss per share:
Net loss attributable to common shareholders	$(918)	$(415)

Denominator for basic (loss)/profit per share — weighted average shares	10,322,929	5,495,799
Effect of dilutive shares
Employee stock options	N/A	N/A
Preferred stock	N/A	N/A
Warrants	N/A	N/A

Net (loss)/profit per common share:
Basic and diluted	$(0.09)	$(0.08)
As the Company had a net loss for the three months ended December 31, 2008 and December 31, 2007 potential shares of common stock equivalents outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
3. Accounts Receivable
Accounts receivable consisted of the following:

	December 31,	September 30,
	2008	2008
Gross patient accounts receivable	$17,375	$16,309
Reserves for bad debt	(3,518)	(2,721)
Reserves for contractual allowances	(7,087)	(7,299)

Patient accounts receivable, net	$6,770	$6,289

4. Acquisitions
On October 30, 2007, our Company acquired 51% of the issued and outstanding membership units of RHA, pursuant to a Membership Interest Purchase Agreement. We paid $260 in cash to RHA and issued 4,250,000 restricted shares of our Common Stock to Carol Schuster, the sole member of RHA prior to the acquisition, in consideration for the membership units. We privately placed the shares with Ms. Schuster in reliance on the exemptions from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. In connection with the acquisition of RHA, we provided Valliance Bank with a limited guaranty of debt financing obtained by RHA of up to $750,000. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. No goodwill was recognized as a result of this acquisition.

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
On December 11, 2008, the Company entered into a Membership Interest Purchase Agreement, pursuant to which RHA repurchased the 49% issued and outstanding voting membership units of RHA owned by Carol Schuster, an individual residing in Oklahoma, for an aggregate purchase price of $1,800,000. In connection with the repurchase, RHA issued a promissory note, and the Company entered into a guarantee agreement. This resulted in additional property and equipment of $1.3 million and goodwill of $209,000.
On April 24, 2008, our Company, entered into an Agreement and Plan of Merger with RHA Anadarko, LLC, an Oklahoma limited liability company and our indirect subsidiary (the “Parent”), SPMC Acquisition Company, an Oklahoma corporation and ultimate subsidiary of RHA (the “Merger Sub”), SPMC, and thirteen shareholders of SPMC, each of whom owns two shares of SPMC.
On May 1, 2008, the Merger Sub merged with and into SPMC (the “Merger”), with SPMC as the surviving corporation. In conjunction with the Merger, TIGroup contributed to RHA (i) 975,000 shares of Common Stock; and (ii) cash payment of $910,000, which stock and cash RHA in turn contributed to the Parent to capitalize the Merger Sub, and which was used as Merger consideration.
The following table summarizes the initial fair values of the assets acquired and liabilities assumed, in thousands, at the date of acquisition based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation (in thousands):

Cash	$644
Accounts receivable	1,692
Other current assets	258
Property and equipment	5,385
Other assets	329
Current liabilities	(2,655)
Long-term liabilities	(4,305)

$1,349

5. Long-term Debt
Long-term debt consists of the following:

	December 31,	September 30,
	2008	2008

Note payable, secured by equipment, $4,558 payable monthly, including 8.25% interest through September 2011	$127	$139

Note payable, secured by equipment, $13,456 payable monthly, including 8.75% interest	—	249

8% Notes payable to prior shareholders for stock repurchases, eleven notes outstanding at September 30, 2008, maturity dates ranging from 2008 through 2017	295	307

Line of credit note secured by patient accounts receivable, matures September 2009, interest is paid on a monthly basis at Wall Street Journal Prime	590	590

Note payable, collateralized by real estate, equipment and furniture, $29,250 payable monthly including interest at the Wall Street Journal Prime Rate	3,336	3,383

Note payable, secured by equipment, $2,825 payable monthly, including 13.6% interest through April 2010	38	45

Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%	3,514	—

Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%	3,630	—

Note payable secured by real estate, $9,327 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%	1,085	—

Note payable, secured by equipment, $2,660 payable monthly including 5.3% interest through March 2013	119	—

As of September 30, 2008, the Company had a note payable outstanding with principal due of $4.4 million, bearing interest at the Wall Street Journal Prime Rate (“Prime”) plus 2%, maturing January 2009, and collateralized by real estate	—	4,371

Note payable, 5% interest payable quarterly, matures on or before December 11, 2011	1,500	—

Note payable, non-interest bearing five monthly payments of $50,000 remaining at December 31, 2008	250	—

Capitalized lease obligations — five leases for buildings and medical equipment with imputed interest rates ranging from 4% to 17.2%, maturing at various dates through 2013	366	515

Total	14,850	9.599

Less current maturities of long-term deb	(4,706)	(4,144)

Total long-term debt	$10,144	$5,455

Quarter Ended December 31,	Payments
2009	$4,706
2010	526
2011	2,012
2012	500
2013	434
Thereafter	6,672

Total	$14,850

6. Minority Interests
Minority interest resulting from operating losses attributable to the equity interests in RHA and the ambulatory surgical centers in San Diego not held by the Company recorded during the three months ended December 31, 2008 amounted to $(94,000), compared to $(80,000) for the three months ended December 31, 2007.
On December 11, 2008, the Company entered into a Membership Interest Purchase Agreement with RHA, pursuant to which RHA repurchased the 49% issued and outstanding voting membership units of RHA for an aggregate purchase price of $1,800,000. In connection with the repurchase, RHA issued a promissory note, and the Company entered into a guarantee agreement.
7. Warrants
Outstanding exercisable warrants consisted of the following as of December 31, 2008:

	Remaining	Exercise
Description	Life	Price	Warrants
September 30, 2007, Preferred Stock Series 5A warrants issued to investor	1 year	$0.50	726,000
September 30, 2007 warrants issued to advisory board	1 year	$0.45	283,335
September 30, 2008, warrants issued in connection with notes payable	2 years	$0.3125	1,980,000
September 30, 2008, warrants issued in connection with notes payable	2 years	$0.50	1,237,500
September 30, 2008, Preferred Stock Series 5A warrants issued to investor and placement agent	2 years	$0.50	2,736,000
September 30, 2008, Preferred Stock Series 6A warrants issued to investor	2 years	$0.50	3,589,200
September 30, 2008, Preferred Stock Series 5A warrants issued to placement agent	4 years	$0.50	436,250
September 30, 2008, warrants issued to advisory board	2 years	$0.45	714,285
			11,702,570

A summary of the Company’s stock warrant activity and related information at September 30, 2008 and December 31, 2008 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Three
	months ended	Year ended
	December 31,	September 30,	December 31,	September 30,
	2008	2008	2008	2008
Warrants outstanding at beginning of the period	11,795,035	2,898,700	$0.46	$0.48
Issued	—	10,744,035	—	0.46
Exercised	—	970,300	—	0.46
Cancelled or expired	—	847,400	—	0.47

Warrants outstanding at end of the period	11,795,035	11,795,035	$0.46	$0.46
All warrants have a two year to five year expiration. The warrant fair value was determined by using the Black Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate between 1.6% and 4.5%, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility was 52%-212%, and (4) zero expected dividends.
8. Stock Options
On November 10, 2008, the board of managers of RHA appointed Thomas Rice, 62, as the President and Chief Operating Officer of RHA. On November 10, 2008, in connection with Mr. Rice’s employment agreement, the Company entered into an Option Grant Agreement with Mr. Rice effective as of November 10, 2008, under which the Company granted to Mr. Rice an incentive stock option to purchase 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall terminate on November 10, 2015. Mr. Rice’s option to purchase shall vest incrementally on the following vesting schedule: (1) the option to purchase up to 125,000 shares vested immediately on November 10, 2008; (2) the option to purchase up to 125,000 shares shall vest on November 10, 2009; and (3) the option to purchase the remaining 250,000 shares shall vest on November 10, 2010. For the three months ended December 31, 2008, the amortization recognized was approximately $48,000.
The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	Dec. 31, 2008	Sep. 30, 2008	Dec. 31, 2008	Sep. 30, 2008
Options outstanding at beginning of the period	7,333,750	483,750	$0.59	$0.42
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	500,000	6,850,000	0.62	0.60
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	—	—	—	—
Options outstanding at end of the period	7,833,750	7,333,750	$0.59	$0.59

Options vested/exercisable at end of the period	875,000	513,750	$0.4064	$0.3125

The following summarizes information for stock options outstanding as of December 31, 2008:
9. Subsequent Events
Departure of Chief Financial Officer
Effective January 26, 2009, Dennis M. Smith ceased to be our Chief Financial Officer. On October 9, 2008, Mr. Smith’s employment agreement with us was terminated. Upon such termination, Mr. Smith had certain contractual rights, pursuant to which we will continue to pay Mr. Smith until April 9, 2009. Mr. Smith has accepted a severance package to continue his pay until July 9, 2009 in recognition for past services rendered. Mr. Smith had and has no disagreements with us on any matter related to our operations, policies or practices. Mr. Smith continues to serve as a member of our Board of Directors.
Appointment of New Chief Financial Officer
Effective January 30, 2009, we appointed Donald C. Parkerson, 58, to serve a month-to-month term as our Chief Financial Officer to replace Mr. Smith. Mr. Parkerson currently serves as the Chief Financial Officer of RHA. Mr. Parkerson has been a partner in the Nashville practice of Tatum, LLC (“Tatum”) since March of 2008, and he currently still holds this position. His 34-year career in the healthcare industry includes serving as the Vice President of Accounting and Corporate Controller of public companies in the healthcare segment and 25 years as audit and technology consulting partner in a public accounting firm serving clients in healthcare, telecommunications, distribution, and a number of other industries. Between November 2007 and February 2008, Mr. Parkerson was searching for a suitable employment opportunity consistent with his years of experience and educational background. From July 2007 to October 2007, he worked as Senior Vice President, Corporate Controller, of Surgical Care Affiliates, LLC. From May 2004 to June 2007, he served as Vice President, Surgery Division Controller, of HealthSouth Corporation. Prior to that, he was co-founder and partner at the accounting firm of Young, Parkerson & Co., LLP, where he began working in 1979. Mr. Parkerson graduated with a degree in accounting from Delta State University.
Mr. Parkerson’s employment is governed by an Executive Services Agreement, dated June 27, 2008, by and between us and Tatum, whereby the we will (i) pay Mr. Parkerson a salary of $21,000 per month, plus other customary employment-related costs, in exchange for Mr. Parkerson’s service, and (ii) pay Tatum a fee of $9,000 per month in exchange for Tatum making available to us Mr. Parkerson and Tatum’s intellectual capital for use in Mr. Parkerson’s employment relationship with us. Pursuant to the Executive Services Agreement, we have the opportunity to make Mr. Parkerson a full-time member of our management at any time by entering into another form of Tatum agreement, which will be negotiated at such time. In addition, we will consider paying to Mr. Parkerson and Tatum a total cash bonus of up to 50% of the total salary and fees paid during the term of the Executive Services Agreement.
Completion of Bridge Financing
On February 11, 2009, we closed a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $500,000.00; and (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $1,000,000.00 (collectively, the “Notes”). SMP and Ciabattoni are each a “Holder” and are collectively referred to herein as the “Holders.”
Each Note becomes due and payable on November 6, 2009 (the “Maturity Date”); provided however, that the term of each of the Notes may be extended for an additional three months at our discretion. In the event that we exercise this option, we will be required to issue warrants to the Holders to purchase shares of Common Stock in the following amounts: (i) to SMP, 125,000 shares at a price of $0.50 per share, and 83,333 shares at a price of $0.75 per share; and (ii) to Ciabattoni, 250,000 shares at a price of $0.50 per share, and 166,667 shares at a price of $0.75 per share. On the Maturity Date, we will pay the unpaid principal of each Note, together with accrued and unpaid interest of 16% per annum.

The Notes include a conversion feature allowing each Holder to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Notes.
The Notes include a provision granting the Holders, to the extent that the Holders holding notes representing a majority of the aggregate outstanding principal amount of the Notes agree, demand registration rights with respect to the resale of the shares issuable upon conversion of the Notes, which rights vest thirty six (36) months after the date of issuance of the Notes.
On February 11, 2009, in addition to the issuance of the Notes, we issued four warrants to the Holders as follows: (i) a warrant issued to SMP for the purchase of up to 375,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; (ii) a warrant issued to SMP for the purchase of up to 250,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance; (iii) a warrant issued to Ciabattoni for the purchase of up to 750,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; and (iv) a warrant issued to Ciabattoni for the purchase of up to 500,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance.
Each of SMP and Ciabattoni represented to us in writing that he or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.
FORWARD LOOKING STATEMENTS
Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available, and the discussion in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements made pursuant to such safe harbor provisions. This Form 10-Q contains forward-looking statements, and such statements should not be unduly relied upon. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, possession of significant voting control over us by the holders of our Series 5-A Preferred Stock and Series 6-A Preferred Stock, our limited cash resources, our ability to redirect and finance our business, our significant corporate expenses and expenses related to the Securities and Exchange Commission (the “SEC”) and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation, other risks discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, under the heading “Risk Factors,” and the risks discussed in our other SEC filings.
OVERVIEW
References to “we,” “us,” “our,” “TIGroup” or the “Company” refer to Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) and its subsidiaries. We maintain our executive offices at 9663 Santa Monica Boulevard, #959, Beverly Hills, California 90210. Our telephone number is +1 (310) 860-2501, and our website is at www.tig3.com.
We invest in and provide financial and managerial services to healthcare facilities in non-urban markets. We promote quality medical care by offering improved access and breadth of services. We unlock the value of our investments by developing strong, long-term and mutually beneficial relationships with our physicians and the communities they serve.
In November 2007, our board of directors (our “Board of Directors”) approved a change to our fiscal year end from January 31 to September 30. In view of this change, on January 15, 2008, we filed a Form 10-KT transition report for the eight-month period ended September 30, 2007. A Form 10-KT/A amendment to that report was filed on February 11, 2008. This Form 10-Q report covers the three-month period ended December 31, 2008.
Information in this Form 10-Q is current as of February 13, 2009, unless otherwise specified.
RECENT DEVELOPMENTS
Acquisition of Remaining Membership Interest in Our Indirect Subsidiary
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC, an Oklahoma limited liability company (“RHA”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA completed a material acquisition with the purchase of Southern Plains Medical Center, Inc., a multi-specialty physician practice, also located in Oklahoma (“SPMC”). Beginning November 18, 2008, RHA began operating under the trade name “Southern Plains Medical Group.” On December 11, 2008, we entered into a Membership Interest Purchase Agreement with RHA, pursuant to which RHA repurchased the 49% issued and outstanding voting membership units of RHA for an aggregate purchase price of $1,800,000. In connection with the repurchase, RHA issued a promissory note, and we entered into a guarantee agreement.

Appointment of Executive Officers of Our Indirect Subsidiary
In November 2008, we appointed Thomas Rice as President of RHA. Mr. Rice has over 37 years’ experience in the administration and operation of healthcare facilities, including key senior management positions with major Oklahoma-based healthcare services companies. Also in November 2008, we announced the addition of Donald C. Parkerson as Chief Financial Officer of RHA. Mr. Parkerson has served in financial leadership positions with companies in healthcare businesses during his more than 30-year career. Effective January 30 2009, Mr. Parkerson was also appointed to serve as our Chief Financial Officer, which appointment is described more fully below.
Entry into Promissory Notes
On December 12, 2008, we and certain of our subsidiaries entered into three loan agreements (the “2008 Loans”), effective November 6, 2008, with two Oklahoma based lenders, Canadian State Bank and Valliance Bank, resulting in an aggregate financing of $8.4 million. We obtained the financing to purchase the building and property of the Stroud Municipal Hospital and clinics, refinance existing loans totaling $4.6 million, upgrade its facilities, improve its consolidated balance sheet, and maintain general working capital. The loan agreements are evidenced by promissory notes, two of which mature on November 6, 2028 and one of which matures on November 6, 2024. The completion of the 2008 Loans had the effect of reducing our current liabilities by $4.6 million.
Re-appointment of Chief Executive Officer
On July 1, 2008, David Hirschhorn, 47, was reappointed by our Board of Directors to serve as Chief Executive Officer effective July 1, 2008. Mr. Hirschhorn has served as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 through September 2007 when he was appointed as sole Chairman and Chief Executive Officer. Previously, Mr. Hirschhorn co-managed a private equity firm from 2001-2005. On July 1, 2008, we entered into an employment agreement with Mr. Hirschhorn (the “Employment Agreement”), which sets forth the terms and provisions of Mr. Hirschhorn’s employment. Pursuant to the Employment Agreement, the term of Mr. Hirschhorn’s employment will continue until July 1, 2013 or until terminated pursuant to its terms. Mr. Hirschhorn will receive a base salary of $480,000.00 for the first year of the Employment Agreement; $540,000.00 for the second year of the Employment Agreement; $600,000.00 for the third year of the Employment Agreement; $630,000.00 for the fourth year of the Employment Agreement; and $661,500 for the fifth and final year of the Employment Agreement. He will be eligible to receive an annual incentive bonus as determined by the Compensation Committee of the Board of Directors in an amount not exceeding three times the Base Salary (as the term is defined in the Employment Agreement) or 10% of our EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn will be eligible to participate in any stock option, performance share, phantom stock or similar long-term stock-based incentive plan adopted by us for our employees in effect during his term of employment. The extent to which Mr. Hirschhorn shall participate in any such plan will be determined by the Compensation Committee. On July 1, 2008, Mr. Hirschhorn received options pursuant to an Option Grant Agreement to purchase up to 6,250,000 shares of our common stock, par value $0.01 per share (the “Common Stock”) at an initial exercise price of $0.625 per share. Such options shall vest in equal installments over a 5-year period commencing on July 1, 2008 and shall terminate seven years from the date of grant.
Exercise of Warrants
In July 2008, we received $308,400 in connection with the exercise of warrants to purchase our Common Stock, and a total of 616,800 shares of our Common Stock were subsequently issued. These warrants were issued on July 18, 2005, in connection with a private placement of our Series 5-A Preferred Stock to various investors.
In August 2008, three of the initial seven Advisory Board members exercised their warrants in full and a total of 302,500 shares of Common Stock were issued. We received $105,875 in connection with such issuances. The other initial four Advisory Board members, holding an aggregate of 425,000 shares of Common Stock, allowed their warrants to expire unexercised. The issuance of these warrants, at an exercise price of $0.35 per share, was approved by our Board of Directors on August 2, 2005, at an exercise price of $0.35 per share, as compensation for participation on our Advisory Board. The shares underlying these warrants became fully vested in August 2007.
In September 2008, we received $25,500 in connection with the exercise of warrants to purchase our Common Stock, and a total of 51,000 shares of our Common Stock were subsequently issued. These warrants were issued on September 18, 2005, in connection with a private placement of our Series 5-A Preferred Stock to various investors.

In each of the above transactions, each individual investor represented to us in writing that he or she is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.
Departure of Chief Financial Officer
Effective January 26, 2009, Dennis M. Smith ceased to our Chief Financial Officer. On October 9, 2008, Mr. Smith’s employment agreement with us terminated. Upon such termination, Mr. Smith had certain contractual rights, pursuant to which we will continue to pay Mr. Smith until April 9, 2009. Mr. Smith was offered a severance package to continue his pay beyond April 9, 2009 in recognition for past services rendered. Mr. Smith had and has no disagreements with us on any matter related to our operations, policies or practices. Mr. Smith continues to serve as a member of our Board of Directors.
Appointment of New Chief Financial Officer
Effective January 30, 2009, we appointed Donald C. Parkerson, 58, to serve a month-to-month term as our Chief Financial Officer to replace Mr. Smith. Mr. Parkerson currently serves as the Chief Financial Officer of RHA. Mr. Parkerson has been a partner in the Nashville practice of Tatum, LLC (“Tatum”) since March of 2008, and he currently still holds this position. His 34-year career in the healthcare industry includes serving as the Vice President of Accounting and Corporate Controller of public companies in the healthcare segment and 25 years as audit and technology consulting partner in a public accounting firm serving clients in healthcare, telecommunications, distribution, and a number of other industries. Between November 2007 and February 2008, Mr. Parkerson was searching for a suitable employment opportunity consistent with his years of experience and educational background. From July 2007 to October 2007, he worked as Senior Vice President, Corporate Controller, of Surgical Care Affiliates, LLC. From May 2004 to June 2007, he served as Vice President, Surgery Division Controller, of HealthSouth Corporation. Prior to that, he was co-founder and partner at the accounting firm of Young, Parkerson & Co., LLP, where he began working in 1979. Mr. Parkerson graduated with a degree in accounting from Delta State University.
Mr. Parkerson’s employment is governed by an Executive Services Agreement, dated June 27, 2008, by and between us and Tatum, whereby the we will (i) pay Mr. Parkerson a salary of $21,000 per month, plus other customary employment-related costs, in exchange for Mr. Parkerson’s service, and (ii) pay Tatum a fee of $9,000 per month in exchange for Tatum making available to us Mr. Parkerson and Tatum’s intellectual capital for use in Mr. Parkerson’s employment relationship with us. Pursuant to the Executive Services Agreement, we have the opportunity to make Mr. Parkerson a full-time member of our management at any time by entering into another form of Tatum agreement, which will be negotiated at such time. In addition, we will consider paying to Mr. Parkerson and Tatum a total cash bonus of up to 50% of the total salary and fees paid during the term of the Executive Services Agreement.
Completion of Bridge Financing
On February 11, 2009, we closed a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $500,000.00; and (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $1,000,000.00 (collectively, the “Notes”). SMP and Ciabattoni are each a “Holder” and are collectively referred to herein as the “Holders.”
Each Note becomes due and payable on November 6, 2009 (the “Maturity Date”); provided however, that the term of each of the Notes may be extended for an additional three months at our discretion. In the event that we exercise this option, we will be required to issue warrants to the Holders to purchase shares of Common Stock in the following amounts: (i) to SMP, 125,000 shares at a price of $0.50 per share, and 83,333 shares at a price of $0.75 per share; and (ii) to Ciabattoni, 250,000 shares at a price of $0.50 per share, and 166,667 shares at a price of $0.75 per share. On the Maturity Date, we will pay the unpaid principal of each Note, together with accrued and unpaid interest of 16% per annum.
The Notes include a conversion feature allowing each Holder to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Notes.
The Notes include a provision granting the Holders, to the extent that the Holders holding notes representing a majority of the aggregate outstanding principal amount of the Notes agree, demand registration rights with respect to the resale of the shares issuable upon conversion of the Notes, which rights vest thirty six (36) months after the date of issuance of the Notes.

On February 11, 2009, in addition to the issuance of the Notes, we issued four warrants to the Holders as follows: (i) a warrant issued to SMP for the purchase of up to 375,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; (ii) a warrant issued to SMP for the purchase of up to 250,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance; (iii) a warrant issued to Ciabattoni for the purchase of up to 750,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; and (iv) a warrant issued to Ciabattoni for the purchase of up to 500,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance.
Each of SMP and Ciabattoni represented to us in writing that he or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.
CURRENT OPERATIONS
Following the sale of our business process outsourcing operations in November 2004, we reduced our headcount significantly to a two person staff when David Hirschhorn and Todd Parker joined us as our Co-Chief Executive Officers in July 2005. Our new management initiated a growth strategy defined by acquisitions. Our management team and Board of Directors comprise a group of individuals with complementary talents across a broad range of disciplines, including mergers and acquisitions and operations.
During the Fiscal Years Ended January 31, 2006 and January 31, 2007, the management team focused the acquisition strategy on the healthcare industry.
In December 2005, we resumed active operations following the acquisition of the ambulatory surgical centers (“ASCs”) in San Diego (the “San Diego ASCs”).
In September 2007, David Hirschhorn became our sole Chief Executive Officer upon Todd Parker’s resignation. Dennis M. Smith, formerly a director and senior consultant to the Company, re-joined as the Company’s Chief Financial Officer. Mr. Smith departed as our Chief Financial Officer in January 2009.
In 2007, we refined our acquisition strategy to focus on the delivery of financial and managerial services to healthcare facilities in non-urban markets.
Our support staff at RHA’s hospitals and Del Mar consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center, and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery centers is limited to licensed physicians. With the acquisition of SPMC in May 2008, we added 15 physicians and other healthcare providers to our team at RHA as employees. Our business depends upon the efforts and success of these employee and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.
As discussed above, in November 2008, we appointed Thomas Rice as President of RHA. Mr. Rice has over 37 years’ experience in the administration and operation of healthcare facilities, including key senior management positions with major Oklahoma-based healthcare services companies. Also in November 2008, we announced the addition of Donald C. Parkerson as Chief Financial Officer of RHA. Mr. Parkerson has served in financial leadership positions with companies in healthcare businesses during his more than 30-year career.
As discussed above, in December 2008, RHA became an indirect wholly-owned subsidiary of ours with the acquisition by RHA of the interests not held by us.
STRATEGY
Our initial strategy was to identify and invest in “platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments—ASCs and rural hospitals—stood out in terms of fundamentally favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, chronically under-served market. We determined that the top-down trends and attractive cash flows of ASCs made this an area of particular interest. Less well known, however, is the rural hospital sector, which has suffered from a long-term lack of access to capital despite providing care to more than 50 million people in the United States. We determined that focusing on rural healthcare would represent a significant long-term opportunity for us. We believe that we have identified a differentiated approach based on the recognition that the physician is at the center of the healthcare industry. Our operating philosophy is tied to a belief that the provision of flexible financial solutions to rural hospitals and ASCs through the alignment of our interests with those of the physicians will result in a strong, predictable cash flow stream with excellent risk adjusted returns.

With the completion of the acquisition of the San Diego ASCs, our strategy evolved during the fiscal year ended January 31, 2007 from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we actively seek to build a portfolio of interests in healthcare services operations, including rural hospitals, ASCs, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. The acquisition of RHA in October 2007 is consistent with this strategy, as is the acquisition of SPMC, completed on May 1, 2008, and the acquisition of the remaining 49% membership interest in RHA in December 2008.
Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA, the San Diego ASCs and SPMC; and (ii) equity positions in a diversified portfolio of minority interests in ASCs with a history of positive cash flows. In addition, we expect to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
In line with our strategy, we are re-branding our activities. With effect from November 18, 2008, the operations in non-urban markets previously known as RHA were re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that SPMC has in the regional markets. In addition, we will recommend a name change to our stockholders in 2009 to “First Physicians Capital Group, Inc.” to reflect our focus on healthcare.

RESULTS OF OPERATIONS (All amounts in thousands)
MATERIAL CHANGES IN RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2008, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007
REVENUE
Revenue from services totaled $10.8 million for the three-month period ended December 31, 2008. This represents a change of 128.1% compared with $4.7 million for the three-month period ended December 31, 2007. The increase is primarily due to the revenue of $3.0 million from SPMC that was acquired May 1, 2008, and the quarter-ended December 31, 2008 includes an additional month of operations for RHA as compared to the quarter-ended December 31, 2007.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses relating to operations increased by $6.1 million, from $4.9 million to $11.0 million for the three-month period ended December 31, 2008, when compared with the three-month period ended December 31, 2007. This represents a change of 124.4%. The increase in selling, general and administrative expenses arose primarily from the additional expenses associated with the acquisition of SPMC and an additional month of operations for RHA.
OTHER INCOME
Other income is derived primarily from interest income earned on cash and cash equivalents. Interest income totaled $39,000 in the three-month period ended December 31, 2008. This represents a change of 69.6% compared with $23,000 in the three-month period ended December 31, 2007.
INTEREST EXPENSE
Interest expense decreased to $172,000 for the three-month period ended December 31, 2008, compared to $193,000 for the three-month period ended December 31, 2007. This represents a change of 10.9%. The decrease in interest expense arose primarily from normal loan amortization.
BASIC WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
The weighted average number of shares were 10,322,929 and 5,495,799 for the three-month periods ended December 31, 2008 and December 31, 2007 respectively.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT DECEMBER 31, 2008, COMPARED TO SEPTEMBER 30, 2008:
CASH AND CASH EQUIVALENTS
As of December 31, 2008, cash and cash equivalents totaled $1.4 million, a decrease of $1.6 million when compared with the $3.0 million on hand at September 30, 2008. This represents a change of 53.3%. This decrease in cash and cash equivalents was due to normal operations.
ACCOUNTS RECEIVABLES
As of December 31, 2008, accounts receivables, net of allowance for uncollectable accounts, totaled $6.8 million, an increase of $0.5 million from $6.3 million at September 30, 2008. This represents a change of 7.6%. The increase in accounts receivables arose primarily from the increase in revenue for the quarter.
PREPAID EXPENSES
As of December 31, 2008, prepaid expenses totaled $0.5 million, an increase of $0.4 million from $0.1 million at September 30, 2008. This represents a change of 423.3%. The increase arose primarily from advance payments of general and professional liability insurance and workers compensation insurance.

OTHER CURRENT ASSETS
As of December 31, 2008 and September 30, 2008, other current assets were $1.8 million.
GOODWILL
As of December 31, 2008, goodwill amounted to $1.0 million and $0.8 million at September 30, 2008. The increase in goodwill of $0.2 million arose from the purchase of the minority interest of RHA.
ACCOUNTS PAYABLE
As of December 31, 2008, accounts payable were $3.0 million, an increase of $0.1 million, from $2.9 million at September 30, 2008. This represents a change of 0.6%. The increase in accounts payable was due to normal operations.
ACCRUED EXPENSES
As of December 31, 2008 and September 30, 2008, accrued expenses were $1.8 million.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents totaled $1.4 million as of December 31, 2008, as compared to $3.0 million at September 30, 2008, a decrease of $1.6 million. As of December 31, 2008, we had working capital of $1.8 million compared with working capital of $2.9 million at September 30, 2008. As of December 31, 2008, we had a shareholders’ deficit of $5.0 million, as compared to a shareholders’ deficit of $4.3 million as of September 30, 2008. The increase in shareholders’ deficit arose primarily from the net loss from operations of $(0.9) million and the amortization of deferred stock-based compensation of $0.2 million.
Net cash used by investing activities in the three-month period ended December 31, 2008 was $3.5 million as compared with net cash provided of $0.3 million in the three-month period ended September 30, 2008. This change was primarily due to the purchase of property of our hospital located in Stroud, Oklahoma $3.2 million and the acquisition of the membership units in RHA.
Cash generated in respect of financing activities totaled $3.5 million in the three-month period ended December 31, 2008, derived principally from the proceeds of long-term financing.
As of December 31, 2008 we had current liabilities of $10.4 million and current assets of $12.1 million, including $1.4 million in cash and cash equivalents, compared to current liabilities of $9.8 million and current assets of $12.7 million, including $3.0 million in cash and cash equivalents, as of September 30, 2008.
We have sustained operating losses since our inception and had an accumulated deficit of approximately $76.6 million as of December 31, 2008. These losses have been funded principally through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.
We are unaware of any trends, demands, events, or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources.
OFF-BALANCE SHEET FINANCING
None.
CRITICAL ACCOUNTING POLICIES
For critical accounting policies affecting us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Critical accounting policies affecting us have not changed materially since September 30, 2008.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS
Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$14,484	$4,618	$2,350	$844	$6,672
Capital lease obligations	366	88	188	90	—
Operating lease obligations	3,079	886	1,407	786	—

Total	$17,929	$5,592	$3,945	$1,720	$6,672

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risks affecting us, see Item 7A, “Quantitative and Qualitative Disclosure About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Our exposure to market risk has not changed materially since September 30, 2008.
Item 4T. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer each has concluded he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) are not effective, other than material weaknesses described below under “Internal Control Over Financial Reporting” arising principally from the fact that the Company has only three employees, including our Chief Executive Officer and our Chief Financial Officer.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting which, in the opinion of management, has a reasonable possibility of failing to prevent or detect a material misstatement of the Company’s annual or interim financial statements on a timely basis.
(b) Changes in Internal Control Over Financial Reporting: We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. We have initiated a number of changes in our internal control over financial reporting, including: (a) the introduction of an accounting system to record and maintain control over corporate transactions; (b) the design and implementation of controls in conjunction with the introduction of the accounting system described above to require that journal entries were prepared with sufficient support and documentation and that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded; (c) the use of appropriate GAAP and disclosure checklists will be used starting with fiscal year 2009 filings and reporting to mitigate the possibility of errors through the misapplication of technical accounting guidance and required disclosures; and (d) an appraisal of fixed assets at our San Diego operations and the introduction of fixed asset controls.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
Not Applicable.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
The following documents are filed as exhibits to this Form 10-Q (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference):

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

4.1*	Certificate of Designation of Series 1-A Convertible Preferred Stock (filed as Exhibit 4.2 to Form 8-K, as filed with the SEC on September 26, 2000)
4.2*	Certificate of Designation of Series 2-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 26, 2000)
4.3*	Amended Certificate of Designation of Series 1-A Convertible Preferred Stock (filed as Exhibit 99.2 to the Form 13D, as filed with the SEC on November 24, 2000)
4.4*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.5*
Certificate of Amendment to the Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

4.6*	Certificate of Designations of Rights and Preferences of Series 6-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

4.7*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.8*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005).
4.9*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among VSource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.10*	Form of VSource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.11*	Form of VSource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
4.12*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
4.13*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.1*	Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on January 22, 2008)
10.2*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, filed with the SEC on January 22, 2008)
10.3*	Form of Advisory Board Warrant (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on March 26, 2008)
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
10.7*
Agreement and Plan of Merger, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (the “Parent”), SPMC Acquisition Corporation, an Oklahoma corporation and wholly-owned subsidiary of Parent, Southern Plains Medical Center, Inc., an Oklahoma corporation (the “Target”), and each of the shareholders of Target (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.8*
Escrow Agreement, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (together with any successor, the “Parent”), SPMC Acquisition Company, an Oklahoma corporation and a wholly owned subsidiary of Parent, Southern Plains Medical Center, Inc., an Oklahoma corporation (the “Target”), each of the shareholders of Target and Compass Bank, as escrow agent (filed as Exhibit C to Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.9*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.10*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.11*	Form of Letter Agreement (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.12*	Employment Agreement by and between Tri-Isthmus Group, Inc. and David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)
10.13*	Form of Option Grant Agreement by and between David Hirschhorn and Tri-Isthmus Group, Inc., dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)
10.14*	Employment Agreement by and between Thomas Rice and Rural Hospital Acquisition, LLC, dated as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)
10.15*	Option Grant Agreement by and between Thomas Rice and Tri-Isthmus Group, Inc., dated as of November 10, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 14, 2008)
10.16*
Form of Membership Interest Purchase Agreement, dated December 11, 2008, among Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, RHA Anadarko, Carol Schuster and Michael Schuster (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.17*
Form of Loan Agreement, effective November 6, 2008, among RHA Anadarko, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.18*
Form of Loan Agreement, effective November 6, 2008, among RHA Stroud, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Anadarko, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Valliance Bank (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.19*
Form of Loan Agreement, effective November 6, 2008, among RHA Stroud, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Anadarko, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Valliance Bank (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.20*	Form of Promissory Note, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.21*	Form of Promissory Note, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.22*	Form of Promissory Note, effective November 6, 2008, by RHA Tishomingo, LLC, in favor of Canadian State Bank (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.23*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.8 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.24*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.9 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.25*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.10 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.26*	Form of Promissory Note, dated December 11, 2008, by Rural Hospital Acquisition, LLC, in favor of Carol Schuster (filed as Exhibit 10.11 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.27*	Form of Guaranty of Tri-Isthmus Group, Inc., dated December 11, 2008, in favor of Carol Schuster (filed as Exhibit 10.12 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.28*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)
10.29*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
10.30*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.31*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.32*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.33*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.34	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.35*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.36*
Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.37*
Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.38*
First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.39*
First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.40*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among Tri-Isthmus Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.41*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)
10.42*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.43*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.44*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.45*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.46*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
19.1*	Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (filed with the SEC on January 13, 2009)
31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. 1350
32.2	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2009	Tri-Isthmus Group, Inc.
(Registrant)

	By:	/s/ David Hirschhorn
David Hirschhorn
Chief Executive Officer (Principal Executive Officer)

Date: February 17, 2009	/s/ Donald C. Parkerson
Donald C. Parkerson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000)
3.2*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)
3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)
3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)
3.5*
Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

4.1*	Certificate of Designation of Series 1-A Convertible Preferred Stock (filed as Exhibit 4.2 to Form 8-K, as filed with the SEC on September 26, 2000)
4.2*	Certificate of Designation of Series 2-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 26, 2000)
4.3*	Amended Certificate of Designation of Series 1-A Convertible Preferred Stock (filed as Exhibit 99.2 to the Form 13D, as filed with the SEC on November 24, 2000)
4.4*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.5*
Certificate of Amendment to the Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

4.6*	Certificate of Designations of Rights and Preferences of Series 6-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)
4.7*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.8*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005).
4.9*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among VSource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.10*	Form of VSource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.11*	Form of VSource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
4.12*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
4.13*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.1*	Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on January 22, 2008)
10.2*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, filed with the SEC on January 22, 2008)
10.3*	Form of Advisory Board Warrant (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on March 26, 2008)
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
10.7*
Agreement and Plan of Merger, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (the “Parent”), SPMC Acquisition Corporation, an Oklahoma corporation and wholly-owned subsidiary of Parent, Southern Plains Medical Center, Inc., an Oklahoma corporation (the “Target”), and each of the shareholders of Target (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.8*
Escrow Agreement, dated as of March 19, 2008, by and among RHA Anadarko, LLC, an Oklahoma limited liability company (together with any successor, the “Parent”), SPMC Acquisition Company, an Oklahoma corporation and a wholly owned subsidiary of Parent, Southern Plains Medical Center, Inc., an Oklahoma corporation (the “Target”), each of the shareholders of Target and Compass Bank, as escrow agent (filed as Exhibit C to Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.9*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.10*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.11*	Form of Letter Agreement (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.12*	Employment Agreement by and between Tri-Isthmus Group, Inc. and David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)
10.13*	Form of Option Grant Agreement by and between David Hirschhorn and Tri-Isthmus Group, Inc., dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)
10.14*	Employment Agreement by and between Thomas Rice and Rural Hospital Acquisition, LLC, dated as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)
10.15*	Option Grant Agreement by and between Thomas Rice and Tri-Isthmus Group, Inc., dated as of November 10, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 14, 2008)
10.16*
Form of Membership Interest Purchase Agreement, dated December 11, 2008, among Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, RHA Anadarko, Carol Schuster and Michael Schuster (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.17*
Form of Loan Agreement, effective November 6, 2008, among RHA Anadarko, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.18*
Form of Loan Agreement, effective November 6, 2008, among RHA Stroud, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Anadarko, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Valliance Bank (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.19*
Form of Loan Agreement, effective November 6, 2008, among RHA Stroud, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Anadarko, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Valliance Bank (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.20*	Form of Promissory Note, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.21*	Form of Promissory Note, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.22*	Form of Promissory Note, effective November 6, 2008, by RHA Tishomingo, LLC, in favor of Canadian State Bank (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.23*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.8 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.24*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.9 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.25*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.10 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.26*	Form of Promissory Note, dated December 11, 2008, by Rural Hospital Acquisition, LLC, in favor of Carol Schuster (filed as Exhibit 10.11 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.27*	Form of Guaranty of Tri-Isthmus Group, Inc., dated December 11, 2008, in favor of Carol Schuster (filed as Exhibit 10.12 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.28*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)
10.29*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
10.30*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.31*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.32*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.33*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.34	Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.35*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.36*
Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.37*
Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.38*
First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.39*
First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.40*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among Tri-Isthmus Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.41*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)
10.42*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.43*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.44*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.45*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.46*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
19.1*	Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (filed with the SEC on January 13, 2009)
31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. 1350
32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.