Form 10-Q
period 2009-03-31
TRI-ISTHMUS GROUP, INC.
filed 2009-05-15
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from
Commission file number 000-30326
TRI-ISTHMUS GROUP, INC.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	77-0557617

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 North Camden Drive #810 Beverly Hills, California	90210

(Address of principal executive offices)	(Zip Code)
(310) 860-2501
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of May 11, 2009: 10,322,929

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,418	$2,970
Restricted cash	1,522	1,514
Accounts receivable, net of allowance for uncollectible accounts	6,739	6,289
Advance to affiliated entity	72	72
Prepaid expenses	517	103
Other current assets	2,230	1,754

Total current assets	13,498	12,702

Property and equipment, net	16,863	12,277
Goodwill	968	759
Other Assets	965	760

Total assets	$32,294	$26,498

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,789	$2,944
Accrued expenses	3,203	2,715
Note payable	1,170	—
Current maturities of long-term debt	4,562	4,144

Total current liabilities	11,724	9,803

Long-term debt, net of current portion	10,159	5,455
Commitments and contingencies
Minority interest	1,262	967
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2009	September 30, 2008
	(Unaudited)
Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of March 31, 2009 and September 30, 2008)	$166	$166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of March 31, 2009 and September 30, 2008)	25	25

Total non-redeemable preferred stock	$191	$191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 8,987 shares issued and outstanding as of March 31, 2009 and September 30, 2008)	$7,819	$7,819

Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,607 shares issued and outstanding as of March 31, 2009 and September 30, 2008)	4,113	4,113

Preferred stock Series B issued by subsidiary ($0.01 par value, 38,250 shares authorized, 19,990 shares issued and outstanding as of March 31, 2009 and September 30, 2008)	2,500	2,500

Total redeemable preferred stock	$14,432	$14,432

Common stock ($0.01 par value, 100,000,000 shares authorized; 10,322,929 shares issued and outstanding as of March 31, 2009 and September 30, 2008)	$103	$103
Additional paid-in capital	72,963	71,301
Accumulated deficit	(78,488)	(75,702)

Other comprehensive loss	(52)	(52)

Total shareholders’ deficit	(5,474)	(4,350)

Total liabilities, preferred stock and shareholders’ deficit	$32,294	$26,498

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Revenue from services	$10,180	$6,512	$21,001	$11,257

Costs and expenses:
Selling, general and administrative expenses	10,765	6,833	21,738	11,659
Amortization of stock-based compensation	208	62	516	81
Depreciation and amortization	271	94	502	159

Total costs and expenses	11,244	6,989	22,756	11,899

Operating loss	(1,064)	(477)	(1,755)	(642)

Other income (expense)	(221)	52	(183)	75
Interest expense	(440)	(315)	(612)	(509)
Minority interest	(142)	(90)	(236)	(169)

Net loss from operations before taxation and non-cash beneficial conversion feature	(1,867)	(830)	(2,786)	(1,245)
Taxation	—	—	—	—

Net loss	$(1,867)	$(830)	$(2,786)	$(1,245)
Non-cash beneficial conversion feature preferred dividend	—	(1,521)	—	(1,521)

Net loss attributable to common shareholders	$(1,867)	$(2,351)	$(2,786)	$(2,766)

Net loss per common share:
Basic	$(0.18)	$(0.29)	$(0.27)	$(0.40)

Diluted	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,786)	$(1,245)
Adjustments to reconcile net loss to net cash used in operating activities:

Minority interest	236	169
Depreciation and amortization	502	159
Amortization of stock based compensation	516	81
Amortization of debt discount	166	233
Bad debt provision	2,165	699
Loss from sale of investments	281	—
Changes in working capital components:
Accounts receivable	(2,615)	(1,720)
Accounts payable	333	48
Others	(1,104)	(314)

Net cash used in operating activities	(2,306)	(1,890)

Cash flows from investing activities:
Purchase of property and equipment	(3,744)	(270)
Acquisition of subsidiaries, net of cash acquired	(50)	283
Repayment of advance	—	33
Proceeds from sale of equity interests in consolidated affiliates	60	—
Increase in restricted cash	(8)	—

Net cash provided by (used in) investing activities	(3,742)	46

Cash flows from financing activities:
Drawdown of convertible loans	2,150	1,650
Repayment of notes	(5,182)	(54)
Distributions to minority partners	(31)	—
Issuance of preferred stock Series 5-A, net of costs	—	3,853
Issuance of preferred stock Series 6-A, net of costs	—	3,324
Proceeds from long-term debt	8,559	—

Net cash provided by financing activities	5,496	8,773

Effect of exchange rates on cash	—	1

Net increase (decrease) in cash and cash equivalents	(552)	6,930
Cash and cash equivalents at beginning of period	2,970	733

Cash and cash equivalents at end of period	$2,418	$7,663

Cash paid for interest	$587	$509

Non-cash transaction — Purchase of the 49% minority interest in RHA for $1,800,000 of notes, first payment of $50,000 paid at closing.
The fair value of warrants issued in conjunction with the convertible notes amounted to $907,000. The beneficial conversion feature associated with the convertible notes amounted to $238,000.
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Tri-Isthmus Group, Inc. (the “Company,” “we,” “us,” or “our,” depending on the context) as of March 31, 2009 and September 30, 2008 and for the three-month and six-month (as applicable) periods ended March 31, 2009 and March 31, 2008, respectively, have been prepared on substantially the same basis as our Company’s annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K, and any amendments thereto, for the year ended September 30, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
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
Name Change
Effective November 18, 2008, our subsidiary, Rural Health Acquisition, LLC, an Oklahoma limited liability company (“RHA”) added the trade name Southern Plains Medical Group, under which RHA conducts its business.
Future Funding
We have sustained operating losses since inception and had an accumulated deficit of approximately $78.5 million as of March 31, 2009. This deficit has been funded primarily through preferred stock financing, sales of promissory notes and cash generated from operations.
At March 31, 2009, our Company had current liabilities of $11.7 million and current assets of $13.5 million.
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
Reclassifications
Certain reclassifications and format changes have been made to the prior period amounts in order to conform to the current period presentation.
Critical Accounting Policies
For critical accounting policies affecting us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Critical accounting policies affecting us have not changed materially since September 30, 2008.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of fiscal year 2009 for all recurring financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on our financial condition or results of operations. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for non-recurring measurements of non-financial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We will adopt SFAS No. 157 for all other nonfinancial assets and liabilities beginning in the first quarter of fiscal year 2010.
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
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly” (“FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. We are currently evaluating the impact, if any, that FAS 157-4 will have on its consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact that FAS 107-1 and APB 28-1 will have on its consolidated financial position, results of operations and cash flows.
2. Net Loss Per Share

	Three Months ended		Six Months ended
	(in thousands)		(in thousands)
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Numerator for basic and diluted loss per share:
Net loss attributable to common shareholders	$(1,867)	$(2,351)	$(2,786)	$(2,766)

Denominator for basic (loss)/profit per share — weighted average shares	10,322,929	8,229,132	10,322,929	6,862,465
Effect of dilutive shares
Employee stock options	N/A	N/A	N/A	N/A
Preferred stock	N/A	N/A	N/A	N/A
Warrants	N/A	N/A	N/A	N/A
Net (loss)/profit per common share:
Basic and diluted	$(0.18)	$(0.29)	$(0.27)	$(0.40)

As we had a net loss for the three months and six months ended March 31, 2009 and March 31, 2008, potential shares of common stock equivalents outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
3. Accounts Receivable
Accounts receivable consisted of the following:

	March 31, 2009	September 30, 2008
Gross patient accounts receivable	$17,228	$16,309
Reserves for bad debt	(4,567)	(2,721)
Reserves for contractual allowances	(5,922)	(7,299)

Patient accounts receivable, net	$6,739	$6,289

4. Acquisitions
On October 30, 2007, we acquired 51% of the issued and outstanding membership units of RHA, pursuant to a Membership Interest Purchase Agreement. We paid $260 in cash to RHA and issued 4,250,000 restricted shares of our Common Stock to Carol Schuster, the sole member of RHA prior to the acquisition, in consideration for the membership units. We privately placed the shares with Ms. Schuster in reliance on the exemptions from registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder. In connection with the acquisition of RHA, we provided Valliance Bank with a limited guaranty of debt financing obtained by RHA of up to $750,000. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. No goodwill was recognized as a result of this acquisition.
The purchase price allocation was calculated as follows (in thousands):

Cash and cash equivalents	$348
Accounts receivable, net	2,524
Other current assets	550
Property and equipment, net	6,067
Accounts payable	(556)
Accrued expenses	(1,106)
Notes payable	(5,283)

Total	$2,544
Less: Minority interest - 49%	(1,246)

Share of net assets	$1,298

Purchase consideration
Issuance of restricted shares	$(1,233)
Incidental costs	(65)

$(1,298)

On December 11, 2008, we entered into a Membership Interest Purchase Agreement, pursuant to which RHA repurchased the 49% issued and outstanding voting membership units of RHA owned by Ms. Schuster, for an aggregate purchase price of $1,800,000. In connection with the repurchase, RHA issued a promissory note, and we entered into a guarantee agreement of RHA’s obligations under the Membership Interest Purchase Agreement. This resulted in additional property and equipment of $1.3 million and goodwill of $209,000.

On April 24, 2008, we entered into an Agreement and Plan of Merger with RHA Anadarko, LLC, an Oklahoma limited liability company and our indirect subsidiary (the “Parent”), SPMC Acquisition Company, an Oklahoma corporation and ultimate subsidiary of RHA (the “Merger Sub”), Southern Plains Medical Center, Inc., an Oklahoma corporation (“SPMC”), and thirteen shareholders of SPMC, each of whom owned two shares of SPMC.
On May 1, 2008, the Merger Sub merged with and into SPMC (the “Merger”), with SPMC as the surviving corporation. In conjunction with the Merger, we contributed to RHA (i) 975,000 shares of Common Stock; and (ii) cash in the amount of $910,000, which stock and cash RHA in turn contributed to the Parent to capitalize the Merger Sub, and which was used as Merger consideration.
The following table summarizes the initial fair values of the assets acquired and liabilities assumed, in thousands, at the date of acquisition based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation (in thousands):

Cash	$644
Accounts receivable	1,692
Other current assets	258
Property and equipment	5,385
Other assets	329
Current liabilities	(2,655)
Long-term liabilities	(4,305)

$1,348

5. Long-term Debt
Long-term debt consists of the following (in thousands):

	March 31,	September 30,
	2009	2008

Note payable, secured by equipment, $4,558 payable monthly, including 8.25% interest through September 2011	$115	$139

Note payable, secured by equipment, $13,456 payable monthly, including 8.75% interest	—	249

8% Notes payable to prior shareholders for stock repurchases, eleven notes outstanding at September 30, 2008, maturity dates ranging from 2008 through 2017	283	307

Line of credit note secured by patient accounts receivable, matures September 2009, interest is paid on a monthly basis at Wall Street Journal Prime	590	590

Note payable, collateralized by real estate, equipment and furniture, $29,250 payable monthly including interest at the Wall Street Journal Prime Rate	3,275	3,383

Note payable, secured by equipment, $2,825 payable monthly, including 13.6% interest through April 2010	30	45

Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%	3,493	—

Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%	3,593	—

	March 31,	September 30,
	2009	2008

Note payable secured by real estate, $9,327 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%	1,123	—

Note payable, secured by equipment, $2,660 payable monthly including 5.3% interest through March 2013	113	—

As of September 30, 2008, the Company had a note payable outstanding with principal due of $4.4 million, bearing interest at the Wall Street Journal Prime Rate (“Prime”) plus 2%, maturing January 2009, and collateralized by real estate.	—	4,371

Note payable, 5% interest payable quarterly, matures on or before December 11, 2011	1,500	—

Note payable, non-interest bearing two monthly payments of $50,000 remaining at March 31, 2009	100	—

Capitalized lease obligations — five leases for buildings and medical equipment with imputed interest rates ranging from 4% to 17.2%, maturing at various dates through 2013	344	515

Note payable, secured by equipment, $2,413 payable monthly, including 7.04% interest through March 2011	52	—

Note payable, secured by equipment, $5,116 payable monthly, including 7.05% interest through March, 2011	110	—

Total	14,721	9,599

Less current maturities of long-term debt	(4,562)	(4,144)

Total long-term debt	$10,159	$5,455

Quarter Ended March 31,	Payments
2010	$4,562
2011	598
2012	1,989
2013	475
2014	404
Thereafter	6,693

Total	$14,721

6. Minority Interests
Minority interest resulting from operating losses attributable to the equity interests in RHA and the ambulatory surgical center in Del Mar, California not held by us recorded during the three months ended March 31, 2009 amounted to $(142,000), compared to $(90,000) for the three months ended March 31, 2008. Minority interest was $(236,000) for the six-month period ended March 31, 2009 compared to $(169,000) for the six months ended March 31, 2008.
On December 11, 2008, we entered into a Membership Interest Purchase Agreement with RHA, pursuant to which RHA repurchased the 49% issued and outstanding voting membership units of RHA for an aggregate purchase price of $1,800,000. In connection with the repurchase, RHA issued a promissory note, and we entered into a limited guaranty agreement of RHA’s obligations under the promissory note.

7. Warrants
Outstanding exercisable warrants consisted of the following as of March 31, 2009:

	Remaining	Exercise
Description	Life	Price	Warrants
September 30, 2007, Preferred Stock Series 5A warrants issued to investor	1 year	$0.50	726,000
September 30, 2007 warrants issued to advisory board	1 year	0.45	283,335
September 30, 2008, warrants issued in connection with notes payable	2 years	0.31	1,980,000
September 30, 2008, warrants issued in connection with notes payable	2 years	0.50	1,237,500
September 30, 2008, Preferred Stock Series 5A warrants issued to investor and placement agent	2 years	0.50	2,736,000
September 30, 2008, Preferred Stock Series 6A warrants issued to investor	2 years	0.50	3,589,200
September 30, 2008, Preferred Stock Series 5A warrants issued to placement agent	4 years	0.50	436,250
September 30, 2008, warrants issued to advisory board	2 years	0.45	714,285
February 6, 2009 warrants issued in connection with notes payable	3 years	0.50	1,125,000
February 6, 2009 warrants issued in connection with notes payable	3 years	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	3 years	0.50	375,000
March 3, 2009 warrants issued in connection with notes payable	3 years	0.75	250,000
March 31, 2009 warrants issued in connection with notes payable	3 years	0.50	112,500
March 31, 2009 warrants issued in connection with notes payable	3 years	0.75	75,000
March 16, 2009 warrants issued to advisory board	3 years	0.63	41,667

			14,431,737

A summary of our stock warrant activity and related information at September 30, 2008 and March 31, 2009 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Three months
	ended	Year ended
	March 31,	September 30,	March 31,	September 30,
	2009	2008	2009	2008
Warrants outstanding at beginning of the period	11,795,035	2,868,700	$0.46	$0.48
Issued	2,812,500	10,744,035	0.60	0.46
Exercised	—	970,300	—	0.46
Cancelled or expired	—	847,400	—	0.47

Warrants outstanding at end of the period	14,607,535	11,795,035	$0.47	$0.46
All warrants have a two-year to five-year expiration. The warrant fair value was determined by using the Black Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate between 1.6% and 4.5%, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility was 52%-212%, and (4) zero expected dividends.

8. Stock Options
On November 10, 2008, the board of managers of RHA appointed Thomas Rice, 62, as the President and Chief Operating Officer of RHA. On November 10, 2008, in connection with Mr. Rice’s employment agreement, we entered into an Option Grant Agreement with Mr. Rice effective as of November 10, 2008, under which we granted to Mr. Rice an incentive stock option to purchase up to 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on November 10, 2015. Mr. Rice’s option to purchase Common Stock shall vest incrementally on the following vesting schedule: (1) the option to purchase up to 125,000 shares vested immediately on November 10, 2008; (2) an option to purchase up to 125,000 shares shall vest on November 10, 2009; and (3) an option to purchase the remaining 250,000 shares shall vest on November 10, 2010. For the six months ended March 31, 2009, the amortization recognized in connection with this option was approximately $67,000.
The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	Mar. 31, 2009	Sep. 30, 2008	Mar. 31, 2009	Sep. 30, 2008
Options outstanding at beginning of the period	7,333,750	483,750	$0.59	$0.42
Granted
— at above fair market value	500,000	—	0.63	—
— at fair market value	—	—		—
— at below fair market value		6,850,000		0.60
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(330,000)	—	0.32	—

Options outstanding at end of the period	7,503,750	7,333,750	$0.60	$0.59

Options vested/exercisable at end of the period	875,000	513,750	$0.41	$0.3125

9. Completion of Bridge Financing
During the fiscal quarter ending March 31, 2009, we began a bridge financing transaction (the “Bridge Financing”) which was consummated in three separate closings, two of which closed during the fiscal quarter ending March 31, 2009, and one of which closed following the end of the fiscal quarter ending March 31, 2009 and is therefore discussed below in Item 10, Subsequent Events.
On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $500,000; and (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $1,000,000 (collectively, the “Bridge Notes”). SMP and Ciabattoni are each a “Bridge Lender” and are collectively referred to herein as the “Bridge Lenders.”

Each Bridge Note becomes due and payable on November 6, 2009 (the “Bridge Financing Maturity Date”); provided however, that the term of each of the Bridge Notes may be extended for an additional three months at our discretion. In the event that we exercise this option, we will be required to issue warrants to the Bridge Lenders to purchase shares of Common Stock in the following amounts: (i) to SMP, 125,000 shares at a price of $0.50 per share, and 83,333 shares at a price of $0.75 per share; and (ii) to Ciabattoni, 250,000 shares at a price of $0.50 per share, and 166,667 shares at a price of $0.75 per share. On the Bridge Financing Maturity Date, we will pay the unpaid principal of each Bridge Note, together with accrued and unpaid interest of 16% per annum.
The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Notes.
The Bridge Notes include a provision granting the Bridge Lenders, to the extent that the Bridge Lenders holding notes representing a majority of the aggregate outstanding principal amount of the Bridge Notes agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Bridge Notes, which rights vest thirty six (36) months after the date of issuance of the Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis, and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
On February 11, 2009, in addition to the issuance of the Bridge Notes, we issued four warrants to purchase Common Stock to the Bridge Lenders as follows: (i) a warrant issued to SMP for the purchase of up to 375,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; (ii) a warrant issued to SMP for the purchase of up to 250,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance; (iii) a warrant issued to Ciabattoni for the purchase of up to 750,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; and (iv) a warrant issued to Ciabattoni for the purchase of up to 500,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance.
Each of SMP and Ciabattoni represented to us in writing that he or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (the “Second Bridge Lenders”).
Each Second Bridge Note becomes due and payable on December 3, 2009 (the “Second Bridge Maturity Date”); provided however, that the term of each of the Second Bridge Notes may be extended for an additional three months at our discretion. In the event we exercise this option, we will be required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share, and 83,333 shares of which will be issued at an exercise price of $0.75 per share. On the Second Bridge Maturity Date, we will pay the unpaid principal of each Second Bridge Note, together with accrued and unpaid interest of 16% per annum.
The Second Bridge Notes include a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes.
The Second Bridge Notes also include a provision granting the Second Bridge Lenders, to the extent holders of a majority of the aggregate outstanding principal amount of the Bridge Notes and Second Bridge Notes agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Second Bridge Notes, which rights vest thirty six (36) months after the date of issuance of the Second Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis, and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.

The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $907,000. The beneficial conversion feature associated with the convertible notes totaled $238,000. Both the fair value of the warrants and the beneficial conversion feature will be amortized over the term of the loans. Amortization for the three-month and six-month period ended March 31, 2009 was $166,000.
10. Subsequent Events
On April 14, 2009, we completed the third closing of the Bridge Loan, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009, with Frank Darras, Trustee of the Darras Family Trust (“Darras”), in the principal amount of $100,000 (the “Darras Note”); (ii) a convertible promissory note, dated as of March 31, 2009, with SFV, Incorporated, a California corporation (“SFV”), in the principal amount of $50,000 (the “SFV Note”); and (iii) a convertible promissory note, dated as of April 14, 2009, with NFS LLC/FMTC Rol IRA FBO Neal Katz (“Katz”), in the principal amount of $50,000 (the “Katz Note”) (each, a “Third Bridge Note” and collectively, the “Third Bridge Notes”). Darras, SFV, and Katz are each a “Third Bridge Lender” and are collectively referred to herein as the “Third Bridge Lenders.”
The Darras Note and the SFV Note become due and payable on December 31, 2009, and the Katz Note becomes due and payable on January 14, 2010 (collectively, the “Third Bridge Maturity Dates”); provided however, that the term of each of the Third Bridge Notes may be extended for an additional three months at our discretion. In the event we exercise this option, we will be required to issue warrants to the Third Bridge Lenders to purchase shares of our Common Stock, as follows: (i) Darras — 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; (ii) SFV — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share; and (iii) Katz — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. On the Third Bridge Maturity Dates, we will pay the unpaid principal of each Third Bridge Note, together with accrued and unpaid interest of 16% per annum.
The Third Bridge Notes include a conversion feature allowing each Third Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Third Bridge Notes.
The Third Bridge Notes include a provision granting the Third Bridge Lenders, to the extent the holders of a majority of the aggregate outstanding principal amount of the Bridge Notes, Second Bridge Notes, and Third Bridge Notes agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Third Bridge Notes, which rights vest thirty six (36) months after the date of issuance of the Third Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis, and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
On April 22, 2009, pursuant to the terms of our 2001 Stock Options/Stock Issuance Plan (the “Plan”), we granted incentive stock options (the “Options”) to 126 of our subsidiaries’ employees (the “Optionees”) to purchase an aggregate of 1,319,390 shares of Common Stock in variable individual amounts. Pursuant to the terms of the Option Grant Agreements, and subject to the terms of the Plan, the shares of Common Stock subject to the Options (the “Shares”) vest according to the following schedule: (i) one-quarter vest immediately upon the date of issuance; (ii) an additional one-quarter of the Shares vest upon the passing of the one year anniversary of the date of issuance; and (iii) the remaining one-half of the Shares vest upon the second anniversary of the date of issuance. The Options were issued at an exercise price of $0.625 per share and are exercisable by the Optionees with respect to all or any of the vested Shares until April 22, 2016, subject to the terms and conditions of the Plan and the Option Grant Agreements.
The offer and sale of the Shares were registered under the Securities Act of 1933, as amended, pursuant to a Form S-8, filed with the Securities and Exchange Commission on December 4, 2001, and therefore upon exercise of the Options, the Shares will be freely-tradable and will be issued free of restrictive legend.

Unregistered Sales of Equity Securities
On March 3, 2009, in connection with the issuance of the Second Bridge Notes, we issued to the Second Bridge Lenders eighteen (18) warrants to purchase an aggregate of 625,000 shares of our Common Stock (375,000 of which were issued at an initial exercise price of $0.50 per share, and 250,000 of which were issued at an initial exercise price of $0.75 per share), which warrants are exercisable for a period of three years from the date of issuance (collectively, the “Second Bridge Warrants”).
On April 14, 2009, in connection with the issuance of the Third Bridge Notes discussed above, we issued to the Third Bridge Lenders six (6) warrants to purchase an aggregate of 250,000 shares of our Common Stock (150,000 of which were issued at an initial exercise price of $0.50 per share, and 100,000 of which were issued at an initial exercise price of $0.75 per share), which warrants are exercisable for a period of three years from the date of issuance (the “Third Bridge Warrants”).
The offer and sale of the Second Bridge Warrants and the Third Bridge Warrants were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) and Regulation D promulgated under the Securities Act. Each Second Bridge Lender and each Third Bridge Lender represented to us in writing that he, she or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

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
OVERVIEW
References to “we,” “us,” “our,” “TIGroup” or the “Company” refer to Tri-Isthmus Group, Inc. (f/k/a Vsource, Inc.) and its subsidiaries. We maintain our executive offices at 433 North Camden Drive, #810, Beverly Hills, California 90210. Our telephone number is +1 (310) 860-2501, and our website is at www.tig3.com.
We invest in and provide financial and managerial services to healthcare facilities in non-urban markets. We promote quality medical care by offering improved access and breadth of services. We unlock the value of our investments by developing strong, long-term and mutually beneficial relationships with our physicians and the communities they serve.
In November 2007, our board of directors (our “Board of Directors”) approved a change to our fiscal year end from January 31 to September 30. In view of this change, on January 15, 2008, we filed a Form 10-KT transition report for the eight-month period ended September 30, 2007. A Form 10-KT/A amendment to that report was filed on February 11, 2008. This Form 10-Q report covers the three-month period ended March 31, 2009.
Information in this Form 10-Q is current as of May 13, 2009, unless otherwise specified.
RECENT DEVELOPMENTS
Acquisition of Remaining Membership Interest in Our Indirect Subsidiary
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC, an Oklahoma limited liability company (“RHA”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA completed a material acquisition with the purchase of Southern Plains Medical Center, Inc., a multi-specialty physician practice, also located in Oklahoma (“SPMC”). Beginning November 18, 2008, RHA began operating under the trade name “Southern Plains Medical Group.” On December 11, 2008, we entered into a Membership Interest Purchase Agreement with RHA, pursuant to which RHA repurchased 49% of the issued and outstanding voting membership units of RHA for an aggregate purchase price of $1,800,000. In connection with the repurchase, RHA issued a promissory note, and we entered into a limited guaranty agreement of RHA’s obligations under the promissory note.

Appointment of Executive Officers of Our Indirect Subsidiary
In November 2008, we appointed Thomas Rice as President of RHA. Mr. Rice has over 37 years’ experience in the administration and operation of healthcare facilities, including key senior management positions with major Oklahoma-based healthcare services companies. Also in November 2008, we announced the addition of Donald C. Parkerson as Chief Financial Officer of RHA. Mr. Parkerson has served in financial leadership positions with companies in healthcare businesses during his more than 30-year career. Effective January 30, 2009, Mr. Parkerson was also appointed to serve as our Chief Financial Officer, which appointment is described more fully below.
Exercise of Warrants
In April and May 2009, we received $202,500 in connection with the exercise of outstanding warrants to purchase our Common Stock, and a total of 405,000 shares of our Common Stock were subsequently issued. These warrants were issued on March 8, 2007; March 23, 2007; April 17, 2007; and April 26, 2007, in connection with a private placement of our Series 5-A Preferred Stock to various investors.
In each of the above transactions, each individual investor represented to us in writing that he or she is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.
Departure of Chief Financial Officer and Director
Effective January 26, 2009, Dennis M. Smith ceased to be our Chief Financial Officer. On October 9, 2008, Mr. Smith’s employment agreement with us was terminated. Upon such termination, Mr. Smith had certain contractual rights, pursuant to which we continued to pay Mr. Smith until April 9, 2009. Mr. Smith was offered a severance package to continue his pay beyond April 9, 2009 in recognition for past services rendered. Mr. Smith had and has no disagreements with us on any matter related to our operations, policies or practices. On March 3, 2009, Mr. Smith resigned as a member of our Board of Directors.
Appointment of New Chief Financial Officer
Effective January 30, 2009, we appointed Donald C. Parkerson, 58, to serve as our Chief Financial Officer on a month-to-month basis, replacing Mr. Smith. Mr. Parkerson currently also serves as the Chief Financial Officer of RHA. Mr. Parkerson has been a partner in the Nashville practice of Tatum, LLC (“Tatum”) since March 2008, and he currently still holds this position. His 34-year career in the healthcare industry includes serving as the Vice President of Accounting and Corporate Controller of public companies in the healthcare industry and 25 years as an audit and technology consulting partner in a public accounting firm serving clients in healthcare, telecommunications, distribution, and a number of other industries. Between November 2007 and February 2008, Mr. Parkerson was searching for a suitable employment opportunity consistent with his years of experience and educational background. From July 2007 to October 2007, he worked as Senior Vice President, Corporate Controller of Surgical Care Affiliates, LLC. From May 2004 to June 2007, he served as Vice President, Surgery Division Controller of HealthSouth Corporation. Prior to that, he was co-founder and partner at the accounting firm of Young, Parkerson & Co., LLP, where he began working in 1979. Mr. Parkerson graduated with a degree in accounting from Delta State University.
Mr. Parkerson’s employment is governed by an Executive Services Agreement, dated June 27, 2008, by and between us and Tatum, whereby the we will (i) pay Mr. Parkerson a salary of $21,000 per month, plus other customary employment-related costs, in exchange for Mr. Parkerson’s service; and (ii) pay Tatum a fee of $9,000 per month in exchange for Tatum making available to us Mr. Parkerson and Tatum’s intellectual capital for use in Mr. Parkerson’s employment relationship with us. Pursuant to the Executive Services Agreement, we have the opportunity to make Mr. Parkerson a full-time member of our management at any time by entering into another form of Tatum agreement, which will be negotiated at such time. In addition, we will consider paying to Mr. Parkerson and Tatum a total cash bonus of up to 50% of the total salary and fees paid during the term of the Executive Services Agreement.
Completion of Bridge Financing
During the fiscal quarter ending March 31, 2009, we began a bridge financing transaction (the “Bridge Financing”) which was consummated in three separate closings, two of which closed during the fiscal quarter ending March 31, 2009, and one of which closed following the end of the fiscal quarter ending March 31, 2009 and is therefore discussed in the Subsequent Events section herein.

On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $500,000; and (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $1,000,000, collectively, the ( the “Bridge Notes”). SMP and Ciabattoni are each a “Bridge Lender” and are collectively referred to herein as the “Bridge Lenders.”
Each Bridge Note becomes due and payable on November 6, 2009 (the “Maturity Date”); provided however, that the term of each of the Bridge Notes may be extended for an additional three months at our discretion. In the event that we exercise this option, we will be required to issue to the Bridge Lenders warrants to purchase an aggregate of 625,000 shares of Common Stock in the following individual amounts: (i) to SMP, 125,000 shares at an exercise price of $0.50 per share, and 83,333 shares at an exercise price of $0.75 per share; and (ii) to Ciabattoni, 250,000 shares at an exercise price of $0.50 per share, and 166,667 shares at an exercise price of $0.75 per share. On the Maturity Date, we will pay the unpaid principal of each Bridge Note, together with accrued and unpaid interest of 16% per annum.
The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Bridge Notes.
The Bridge Notes include a provision granting the Bridge Lenders, to the extent that the Bridge Lenders holding notes representing a majority of the aggregate outstanding principal amount of the Bridge Notes agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Bridge Notes, which rights vest thirty six (36) months after the date of issuance of the Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis, and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
On February 11, 2009, in addition to the issuance of the Bridge Notes, we issued to the Bridge Lenders four warrants to purchase an aggregate of 1,875,000 shares of our Common Stock in the following individual amounts: (i) a warrant issued to SMP for the purchase of up to 375,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; (ii) a warrant issued to SMP for the purchase of up to 250,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance; (iii) a warrant issued to Ciabattoni for the purchase of up to 750,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; and (iv) a warrant issued to Ciabattoni for the purchase of up to 500,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance.
Each of SMP and Ciabattoni represented to us in writing that he or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.
On March 3, 2009, we completed the second closing of the Bridge Financing, in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000, (the “Second Bridge Notes”), with various investors, (the “Second Bridge Lenders”).
Each Second Bridge Note becomes due and payable on December 3, 2009 (the “Second Bridge Maturity Date”); provided however, that the term of each of the Second Bridge Notes may be extended for an additional three months at our discretion. In the event we exercise this option, we will be required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share, and 83,333 shares of which will be issued at an exercise price of $0.75 per share. On the Second Bridge Maturity Date, we will pay the unpaid principal of each Second Bridge Note, together with accrued and unpaid interest of 16% per annum.
The Second Bridge Notes include a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes.

The Second Bridge Notes include a provision granting the Second Bridge Lenders, to the extent that the Second Bridge Lenders holding notes representing a majority of the aggregate outstanding principal amount of the Bridge Financing agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Bridge Notes, which rights vest thirty six (36) months after the date of issuance of the Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis, and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
Subsequent Events
On April 14, 2009, we completed the third closing of the Bridge Financing, in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009, with Frank Darras, Trustee of the Darras Family Trust (“Darras”), in the principal amount of $100,000 (the “Darras Note”); (ii) a convertible promissory note, dated as of March 31, 2009, with SFV, Incorporated, a California corporation (“SFV”), in the principal amount of $50,000 (the “SFV Note”); and (iii) a convertible promissory note, dated as of April 14, 2009, with NFS LLC/FMTC Rol IRA FBO Neal Katz (“Katz”), in the principal amount of $50,000 (the “Katz Note”) (each, a “Note” and collectively, the “Third Bridge Notes”). Darras, SFV, and Katz are each a “Third Bridge Lender” and are collectively referred to herein as the “Third Bridge Lenders.”
The Darras Note and the SFV Note become due and payable on December 31, 2009, and the Katz Note becomes due and payable on January 14, 2010 (collectively, the “Third Bridge Maturity Dates”); provided however, that the term of each of the Third Bridge Notes may be extended for an additional three months at our discretion. In the event we exercise this option, we will be required to issue warrants to the Third Bridge Lenders to purchase shares of our Common Stock, as follows: (i) Darras — 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; (ii) SFV — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share; and (iii) Katz — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. On the Third Bridge Maturity Dates, we will pay the unpaid principal of each Third Bridge Note, together with accrued and unpaid interest of 16% per annum.
The Third Bridge Notes include a conversion feature allowing each Third Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Third Bridge Notes.
The Third Bridge Notes include a provision granting the Third Bridge Lenders, to the extent that the Third Bridge Lenders holding notes representing a majority of the aggregate outstanding principal amount of the Bridge Financing agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Third Bridge Notes, which rights vest thirty six (36) months after the date of issuance of the Third Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis, and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
On April 22, 2009, pursuant to the terms of our 2001 Stock Options/Stock Issuance Plan (the “Plan”), we granted incentive stock options (the “Options”) to 126 of our subsidiaries’ employees (the “Optionees”) to purchase an aggregate of 1,319,390 shares of Common Stock in variable individual amounts. Pursuant to the terms of the Option Grant Agreements, and subject to the terms of the Plan, the shares of Common Stock subject to the Options (the “Shares”) vest according to the following schedule: (i) one-quarter vest immediately upon the date of issuance; (ii) an additional one-quarter of the Shares vest upon the passing of the one year anniversary of the date of issuance; and (iii) the remaining one-half of the Shares vest upon the second anniversary of the date of issuance. The Options were issued at an exercise price of $0.625 per share and are exercisable by the Optionees with respect to all or any of the vested Shares until April 22, 2016, subject to the terms and conditions of the Plan and the Option Grant Agreements.
The offer and sale of the Shares were registered under the Securities Act, as amended, pursuant to a Form S-8, filed with the SEC on December 4, 2001, and therefore upon exercise of the Options, the Shares will be freely-tradable and will be issued free of restrictive legend.
Unregistered Sales of Equity Securities
On March 3, 2009, in connection with the issuance of the Second Bridge Notes, we issued to the Second Bridge Lenders eighteen (18) warrants to purchase an aggregate of 625,000 shares of our Common Stock (375,000 of which were issued at an initial exercise price of $0.50 per share, and 250,000 of which were issued at an initial exercise price of $0.75 per share), which warrants are exercisable for a period of three years from the date of issuance (collectively, the “Second Bridge Warrants”).

On April 14, 2009, in connection with the issuance of the Third Bridge Notes discussed above, we issued to the Third Bridge Lenders six (6) warrants to purchase an aggregate of 250,000 shares of our Common Stock (150,000 of which were issued at an initial exercise price of $0.50 per share, and 100,000 of which were issued at an initial exercise price of $0.75 per share), which warrants are exercisable for a period of three years from the date of issuance (the “Third Bridge Warrants”).
The offer and sale of the Second Bridge Warrants and the Third Bridge Warrants were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) and Regulation D promulgated under the Securities Act. Each Second Bridge Lender and each Third Bridge Lender represented to us in writing that he, she or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.
CURRENT OPERATIONS
We focus on the delivery of financial and managerial services to healthcare facilities in non-urban markets.
Our support staff at RHA’s hospitals and our ambulatory surgical center in Del Mar, California (the “Del Mar ASC”) consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center, and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery center is limited to licensed physicians. With the acquisition of SPMC in May 2008, we added 15 physicians and other healthcare providers to our team at RHA as employees. Our business depends upon the efforts and success of these employee and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.
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
STRATEGY
Our initial strategy was to identify and invest in “platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments—ambulatory surgical centers (“ASCs”) and rural hospitals—stood out in terms of fundamentally favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, chronically under-served market. We determined that the top-down trends and attractive cash flows of ASCs made this an area of particular interest. Less well known, however, is the rural hospital sector, which has suffered from a long-term lack of access to capital despite providing care to more than 50 million people in the United States. We determined that focusing on rural healthcare would represent a significant long-term opportunity for us. We believe that we have identified a differentiated approach based on the recognition that the physician is at the center of the healthcare industry. Our operating philosophy is tied to a belief that the provision of flexible financial solutions to rural hospitals and ASCs through the alignment of our interests with those of the physicians will result in a strong, predictable cash flow stream with excellent risk-adjusted returns.

Our strategy has evolved from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we actively seek to build a portfolio of interests in healthcare services operations, including rural hospitals, ASCs, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. The acquisition of RHA is consistent with this strategy, as is the acquisition of SPMC.
Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA, the Del Mar ASC and SPMC; and (ii) equity positions in a diversified portfolio of minority interests in ASCs with a history of positive cash flows. In addition, we expect to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
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

RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS
REVENUE
Revenue from services totaled $10.2 million for the three-month period ended March 31, 2009 and $21.0 million for the six-month period ended March 31, 2009. This represents an increase of $3.7 million (56.9%) for the three-month period and $9.7 million (85.8%) for the six-month period compared to the prior year. The increase is primarily due to the acquisition of SPMC and the additional month of operations included in the current six-month period for RHA.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses relating to operations increased by $4.0 million (58.8%), from $6.8 million to $10.8 million for the three-month period ended March 31, 2009, and increased by $10 million, from $11.7 million to $21.7 million (85.5%) for the six-month period ended March 31, 2009, compared to the same periods for the prior year. The increase in selling, general and administrative expenses arose primarily from the additional expenses associated with the acquisition of SPMC and an additional month of operations for RHA.
OTHER INCOME (EXPENSE)
Other income (expense) for the three-month period ended March 31, 2009 was $(221,000). This consists of a $281,000 loss from the sale of a 10.9% equity interest in our Del Mar ASC, offset by $60,000 in interest income. This loss is also reflected in the six-month period ended March 31, 2009, offset by interest income of $98,000, for a net expense of $183,000. Interest income for the three-month and six-month periods ended March 31, 2008 was $52,000 and $75,000, respectively. The increase in interest income over the prior year of $8,000 (15.4%) for the three-month period and $23,000 (30.7%) for the six-month period is primarily due to interest earned on restricted cash funds required under the terms of the SPMC purchase agreement.
INTEREST EXPENSE
Interest expense increased to $440,000 for the three-month period ended March 31, 2009, compared to $315,000 for the three-month period ended March 31, 2008. This represents a change of 39.7%. The increase for the six-month period was $103,000 or 20.2%, from $509,000 to $612,000. The increase in interest expense arose primarily from increased borrowings under the loans entered into in December 2008, and the bridge financing in February and March, 2009.
BASIC WEIGHTED-AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
The weighted average number of shares were 10,322,929 and 8,229,132 for the three-month periods ended March 31, 2009 and March 31, 2008 respectively. The weighted average number of shares were 10,322,929 and 6,862,465 for the six-month periods ended March 31, 2009 and March 31, 2008, respectively.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT MARCH 31, 2009, COMPARED TO SEPTEMBER 30, 2008:
CASH AND CASH EQUIVALENTS
As of March 31, 2009, cash and cash equivalents totaled $2.4 million, a decrease of $0.6 million when compared with the $3.0 million on hand at September 30, 2008. This represents a change of 20%. This decrease in cash and cash equivalents was a result of operations activity of $2.3 million and the purchase of fixed assets of $3.8 million, offset by net loan activity of approximately $5.5 million.
ACCOUNTS RECEIVABLES
As of March 31, 2009, accounts receivables, net of allowance for uncollectable accounts, totaled $6.7 million, an increase of $0.4 million from $6.3 million at September 30, 2008. This represents a change of 6.3%. The increase in accounts receivables arose primarily from increased volumes in the current period, which had a direct impact on current period accounts receivable.

PREPAID EXPENSES
As of March 31, 2009, prepaid expenses totaled $0.5 million, an increase of $0.4 million from $0.1 million at September 30, 2008. This represents a change of 400%. The increase arose primarily from prepaid insurance and prepaid interest.
OTHER CURRENT ASSETS
As of March 31, 2009 other current assets totaled $2.2 million, an increase of $0.4 million from $1.8 million at September 30, 2008. This represents a change of 22.2%. The increase arose primarily from a $0.4 million estimate in settlements due under Medicare cost reports.
GOODWILL
Goodwill amounted to $1.0 million at March 31, 2009 and $0.8 million at September 30, 2008. The increase in goodwill of $0.2 million arose from the repurchase of the 49% issued and outstanding voting membership of RHA in December, 2008.
ACCRUED EXPENSES
As of March 31, 2009 accrued expenses were $3.2 million, an increase of $0.5 million from $2.7 million at September 30, 2008. This represents a change of 18.5%. The increase in accrued expenses is due to estimated amounts due to Medicare under cost report settlements at March 31, 2009, offset by a reduction of $0.1 million in other accrued amounts.
NOTES PAYABLE
Notes payable consists of bridge financing promissory notes with a face value of $2.2 million, reduced by debt discount of $1.0 million resulting from the stock warrants issued in conjunction with the notes. The amortization associated with the debt discount for the three months ended March 31, 2009 is $166,000, for a net amount of notes payable at March 31, 2009 of $1.2 million.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents totaled $2.4 million as of March 31, 2009, as compared to $3.0 million at September 30, 2008, a decrease of $0.6 million. As of March 31, 2009, we had working capital of $1.8 million compared with working capital of $2.9 million at September 30, 2008. As of March 31, 2009, we had a shareholders’ deficit of $5.5 million, as compared to a shareholders’ deficit of $4.4 million as of September 30, 2008. The increase in shareholders’ deficit arose primarily from operating losses.
Net cash used by investing activities in the six-month period ended March 31, 2009 was $3.7 million as compared with net cash provided of $46,000 in the six-month period ended September 30, 2008. This change was primarily due to the purchase of property of our hospital located in Stroud, Oklahoma and the acquisition of the membership units in RHA.
Cash generated in respect of financing activities totaled $5.5 million in the six-month period ended March 31, 2009, as compared with $8.8 million at September 30, 2008. The change was principally derived from the proceeds of long-term debt financing.
As of March 31, 2009 we had current liabilities of $11.7 million and current assets of $13.5 million, including $2.4 million in cash and cash equivalents, compared to current liabilities of $9.8 million and current assets of $12.7 million, including $3.0 million in cash and cash equivalents, as of September 30, 2008.
We have sustained operating losses since our inception and had an accumulated deficit of approximately $78.5 million as of March 31, 2009, as compared with an accumulated deficit of $75.7 million as of September 30, 2008. These losses have been funded principally through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.

We are unaware of any trends, demands, events, or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources.
OFF-BALANCE SHEET FINANCING
None.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 4T. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer each has concluded he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) are not effective, other than material weaknesses described below under “Internal Control Over Financial Reporting” arising principally from the fact that the Company has only three employees, including our Chief Executive Officer and our Chief Financial Officer.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting which, in the opinion of management, has a reasonable possibility of failing to prevent or detect a material misstatement of the Company’s annual or interim financial statements on a timely basis.
(b) Changes in Internal Control Over Financial Reporting: We have engaged in, and are continuing to engage in, substantial efforts to improve our internal control over financial reporting and disclosure controls and procedures related to substantially all areas of our financial statements and disclosures. We have initiated a number of changes in our internal control over financial reporting, including: (a) the introduction of an accounting system to record and maintain control over corporate transactions; (b) the design and implementation of controls in conjunction with the introduction of the accounting system described above to require that journal entries were prepared with sufficient support and documentation and that journal entries were reviewed and approved to ensure the accuracy and completeness of the entries recorded; (c) appropriate GAAP and disclosure checklists which will be used starting with filings in the fiscal year ended September 30, 2009 and reporting to mitigate the possibility of errors through the misapplication of technical accounting guidance and required disclosures; and (d) an appraisal of fixed assets at our San Diego operations and the introduction of fixed asset controls.

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
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
The following documents are filed as exhibits to this Form 10-Q (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference):

2.1	*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
3.1	*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000)
3.2	*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)
3.3	*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)
3.4	*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)
3.5	*
Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

4.1	*	Certificate of Designation of Series 1-A Convertible Preferred Stock (filed as Exhibit 4.2 to Form 8-K, as filed with the SEC on September 26, 2000)
4.2	*	Certificate of Designation of Series 2-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 26, 2000)
4.3	*	Amended Certificate of Designation of Series 1-A Convertible Preferred Stock (filed as Exhibit 99.2 to the Form 13D, as filed with the SEC on November 24, 2000)
4.4	*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.5	*
Certificate of Amendment to the Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

4.6	*	Certificate of Designations of Rights and Preferences of Series 6-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

4.7	*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.8	*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005).
4.9	*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among VSource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.10	*	Form of VSource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.11	*	Form of VSource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
4.12	*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
4.13	*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.1	*	Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on January 22, 2008)
10.2	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, filed with the SEC on January 22, 2008)
10.3	*	Form of Advisory Board Warrant (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on March 26, 2008)
10.4	*
Series 6-A Preferred Stock and Warrants Purchase Agreement, dated as of March 31, 2008 by and among Tri-Isthmus Group, Inc. and the investors listed on Exhibit A, as attached (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.5	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)
10.6	*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)
10.7	*
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

10.8	*
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

10.9	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.10	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.11	*	Form of Letter Agreement (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.12	*	Employment Agreement by and between Tri-Isthmus Group, Inc. and David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)
10.13	*	Form of Option Grant Agreement by and between David Hirschhorn and Tri-Isthmus Group, Inc., dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)
10.14	*	Employment Agreement by and between Thomas Rice and Rural Hospital Acquisition, LLC, dated as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)
10.15	*	Option Grant Agreement by and between Thomas Rice and Tri-Isthmus Group, Inc., dated as of November 10, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 14, 2008)
10.16	*
Form of Membership Interest Purchase Agreement, dated December 11, 2008, among Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, RHA Anadarko, Carol Schuster and Michael Schuster (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.17	*
Form of Loan Agreement, effective November 6, 2008, among RHA Anadarko, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.18	*
Form of Loan Agreement, effective November 6, 2008, among RHA Stroud, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Anadarko, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Valliance Bank (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.19	*
Form of Loan Agreement, effective November 6, 2008, among RHA Stroud, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Anadarko, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Valliance Bank (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.20	*	Form of Promissory Note, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.21	*	Form of Promissory Note, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.22	*	Form of Promissory Note, effective November 6, 2008, by RHA Tishomingo, LLC, in favor of Canadian State Bank (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.23	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.8 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.24	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.9 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.25	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.10 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.26	*	Form of Promissory Note, dated December 11, 2008, by Rural Hospital Acquisition, LLC, in favor of Carol Schuster (filed as Exhibit 10.11 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.27	*	Form of Guaranty of Tri-Isthmus Group, Inc., dated December 11, 2008, in favor of Carol Schuster (filed as Exhibit 10.12 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.28	*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)
10.29	*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
10.30	*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.31	*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.32	*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.33	*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.34		Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.35	*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.36	*
Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.37	*
Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.38	*
First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.39	*
First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.40	*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among Tri-Isthmus Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.41	*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)
10.42	*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.43	*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.44	*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.45	*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.46	*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.47	*	Form of Convertible Promissory Note Issued in Favor of SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.48	*
Form of Convertible Promissory Note Issued in Favor of Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.49	*	Form of Warrant No. 108 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.50	*	Form of Warrant No. 109 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.51	*	Form of Warrant No. 110 (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.52	*	Form of Warrant No. 111 (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.53	*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.54	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.55	*	Form of Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.56	*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 20, 2009)
10.57	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 20, 2009)
10.58	*	Form of Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)
19.1	*	Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (filed with the SEC on January 13, 2009)
31.1		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
31.2		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
32.1		Certification Pursuant to 18 U.S.C. 1350
32.2		Certification Pursuant to 18 U.S.C. 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	Tri-Isthmus Group, Inc.
(Registrant)

	By:	/s/ David Hirschhorn David Hirschhorn
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009		/s/ Donald C. Parkerson Donald C. Parkerson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

2.1	*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
3.1	*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000)
3.2	*	Bylaws (filed as Exhibit 3.2 to the November 14, 2000 Form 8-K)
3.3	*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)
3.4	*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)
3.5	*
Certificate of Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Company’s Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

4.1	*	Certificate of Designation of Series 1-A Convertible Preferred Stock (filed as Exhibit 4.2 to Form 8-K, as filed with the SEC on September 26, 2000)
4.2	*	Certificate of Designation of Series 2-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 26, 2000)
4.3	*	Amended Certificate of Designation of Series 1-A Convertible Preferred Stock (filed as Exhibit 99.2 to the Form 13D, as filed with the SEC on November 24, 2000)
4.4	*	Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.5	*
Certificate of Amendment to the Certificate of Designations of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

4.6	*	Certificate of Designations of Rights and Preferences of Series 6-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)
4.7	*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)
4.8	*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005).
4.9	*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among VSource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.10	*	Form of VSource, Inc. Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 21, 2005)
4.11	*	Form of VSource, Inc. Common Stock Purchase Warrant issuable to Advisory Board members (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
4.12	*	Amended and Restated Articles of Organization (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
4.13	*	Amended and Restated Operating Agreement (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.1	*	Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on January 22, 2008)
10.2	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, filed with the SEC on January 22, 2008)
10.3	*	Form of Advisory Board Warrant (filed as Exhibit 10.1 to the Form 8-K, filed with the SEC on March 26, 2008)
10.4	*
Series 6-A Preferred Stock and Warrants Purchase Agreement, dated as of March 31, 2008 by and among Tri-Isthmus Group, Inc. and the investors listed on Exhibit A, as attached (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.5	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)
10.6	*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)
10.7	*
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

10.8	*
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

10.9	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.10	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.11	*	Form of Letter Agreement (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on May 7, 2008)
10.12	*	Employment Agreement by and between Tri-Isthmus Group, Inc. and David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)
10.13	*	Form of Option Grant Agreement by and between David Hirschhorn and Tri-Isthmus Group, Inc., dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)
10.14	*	Employment Agreement by and between Thomas Rice and Rural Hospital Acquisition, LLC, dated as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)
10.15	*	Option Grant Agreement by and between Thomas Rice and Tri-Isthmus Group, Inc., dated as of November 10, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 14, 2008)
10.16	*
Form of Membership Interest Purchase Agreement, dated December 11, 2008, among Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, RHA Anadarko, Carol Schuster and Michael Schuster (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.17	*
Form of Loan Agreement, effective November 6, 2008, among RHA Anadarko, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.18	*
Form of Loan Agreement, effective November 6, 2008, among RHA Stroud, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Anadarko, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Valliance Bank (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.19	*
Form of Loan Agreement, effective November 6, 2008, among RHA Stroud, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Anadarko, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Valliance Bank (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.20	*	Form of Promissory Note, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.21	*	Form of Promissory Note, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.22	*	Form of Promissory Note, effective November 6, 2008, by RHA Tishomingo, LLC, in favor of Canadian State Bank (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.23	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.8 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.24	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.9 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.25	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.10 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.26	*	Form of Promissory Note, dated December 11, 2008, by Rural Hospital Acquisition, LLC, in favor of Carol Schuster (filed as Exhibit 10.11 to the Form 8-K, as filed with the SEC on December 17, 2008)
10.27	*	Form of Guaranty of Tri-Isthmus Group, Inc., dated December 11, 2008, in favor of Carol Schuster (filed as Exhibit 10.12 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.28	*	Purchase and Sale of Obligation Agreement, dated as of May 24, 2005, by and among Vsource, Inc. and Symphony House Berhad (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 27, 2005)
10.29	*	Consulting and Non-Competition Agreement, dated as of July 18, 2005, by and between Vsource, Inc. and Dennis M. Smith (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 21, 2005)
10.30	*	Loan Agreement, dated as of July 29, 2005, between Clinicis-Phoenix Surgery, LLC and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.31	*	Secured Promissory Note, dated as of July 29, 2005, executed by Clinicis-Phoenix Surgery, LLC. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.32	*	Stock Pledge Agreement, dated as of July 29, 2005, between Donald A. Cook and Vsource (USA) Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.33	*	Inducement Agreement, dated as of July 29, 2005, between Vsource, Inc. and Clinicis, Inc. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on August 9, 2005)
10.34		Employment and Non-Competition Agreement, dated as of July 18, 2005, between David Hirschhorn and Vsource (USA) Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.35	*	Employment and Non-Competition Agreement, dated as of July 18, 2005, between Todd Parker and Vsource (USA) Inc. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on August 23, 2005)
10.36	*
Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.37	*
Partnership Interest Purchase Agreement, dated as of December 2, 2005, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 7, 2005)

10.38	*
First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Del Mar GenPar, Inc. and Del Mar Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.39	*
First Amendment to Partnership Interest Purchase Agreement, dated as of March 13, 2006, by and among Point Loma GenPar, Inc. and Point Loma Acquisition, Inc., as the buyers; Surgical Ventures, Inc., as the seller; and David M. Kupfer, M.D. (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on March 16, 2006)

10.40	*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among Tri-Isthmus Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.41	*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)
10.42	*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.43	*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.44	*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.45	*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.46	*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.47	*	Form of Convertible Promissory Note Issued in Favor of SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.48	*
Form of Convertible Promissory Note Issued in Favor of Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.49	*	Form of Warrant No. 108 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.50	*	Form of Warrant No. 109 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.51	*	Form of Warrant No. 110 (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.52	*	Form of Warrant No. 111 (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.53	*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.54	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.55	*	Form of Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.56	*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 20, 2009)
10.57	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 20, 2009)
10.58	*	Form of Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)
19.1	*	Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (filed with the SEC on January 13, 2009)
31.1		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
31.2		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
32.1		Certification Pursuant to 18 U.S.C. 1350
32.2		Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.