Form 10-Q
period 2009-06-30
TRI-ISTHMUS GROUP, INC.
filed 2009-08-14
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Number of shares of common stock outstanding as of August 10, 2009: 13,322,179

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,579	$2,970
Restricted cash	1,523	1,514
Accounts receivable, net of allowance for uncollectible accounts	5,735	6,289
Advance to affiliated entity	72	72
Prepaid expenses	482	103
Other current assets	2,004	1,754

Total current assets	12,395	12,702

Property and equipment, net	16,847	12,277
Goodwill	968	759
Other Assets	1,006	760

Total assets	$31,216	$26,498

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,085	$2,944
Accrued expenses	3,547	2,715
Note payable	1,572	—
Current maturities of long-term debt	4,494	4,144

Total current liabilities	12,698	9,803

Long-term debt, net of current portion	10,262	5,455
Commitments and contingencies
Minority interest	1,176	967
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2009	September 30, 2008
	(Unaudited)

Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of June 30, 2009 and September 30, 2008)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of June 30, 2009 and September 30, 2008)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 8,987 shares issued and outstanding as of June 30, 2009 and September 30, 2008)	7,819	7,819

Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,957 and 4,607 shares issued and outstanding as of June 30, 2009 and September 30, 2008, respectively)	4,113	4,113

Preferred stock Series B issued by subsidiary ($0.01 par value, 38,250 shares authorized, 19,990 shares issued and outstanding as of June 30, 2009 and September 30, 2008)	2,500	2,500

Total redeemable preferred stock	14,432	14,432

Common stock ($0.01 par value, 100,000,000 shares authorized; 10,937,929 and 10,322,929 shares issued and outstanding as of June 30, 2009 and September 30, 2008, respectively)	109	103
Additional paid-in capital	74,597	71,301
Accumulated deficit	(82,197)	(75,702)

Other comprehensive loss	(52)	(52)

Total shareholders’ deficit	(7,543)	(4,350)

Total liabilities, preferred stock and shareholders’ deficit	$31,216	$26,498

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenue from services	$9,195	$8,403	$30,196	$19,660

Costs and expenses:
Selling, general and administrative expenses	11,161	9,516	32,898	21,176
Amortization of stock-based compensation	471	56	988	136
Depreciation and amortization	286	180	788	339

Total costs and expenses	11,918	9,752	34,674	21,651

Operating loss	(2,723)	(1,349)	(4,478)	(1,991)

Other income (expense)	131	187	(52)	261
Interest expense	(837)	(201)	(1,449)	(709)
Minority interest	37	240	(199)	71

Net loss from operations before taxation and non-cash beneficial conversion feature	(3,392)	(1,123)	(6,178)	(2,368)
Taxation	—	—	—	—

Net loss	(3,392)	(1,123)	(6,178)	(2,368)
Non-cash beneficial conversion feature preferred dividend	(317)	(1,147)	(317)	(2,668)

Net loss attributable to common shareholders	$(3,709)	$(2,270)	$(6,495)	$(5,036)

Net loss per common share:
Basic	$(0.35)	$(0.25)	$(0.62)	$(0.66)

Diluted	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

TRI-ISTHMUS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,178)	$(2,368)
Adjustments to reconcile net loss to net cash used in operating activities:

Minority interest	199	71
Depreciation and amortization	788	339
Amortization of stock based compensation	988	136
Amortization of debt discount	556	233
Bad debt provision	947	1,542
Loss from sale of investments	281	—
Changes in working capital components:
Accounts receivable	(393)	(3,072)
Accounts payable	972	(405)
Others	(885)	(960)

Net cash used in operating activities	(2,725)	(4,484)

Cash flows from investing activities:
Purchase of property and equipment	(4,014)	(338)
Purchase of equity interest in consolidated affiliate	(35)	—
Acquisition of subsidiaries, net of cash acquired	(50)	857
Repayment of advance	—	33
Proceeds from sale of equity interests in consolidated affiliates	325	—
Increase in restricted cash	(9)	(1,955)

Net cash used in investing activities	(3,783)	(1,403)

Cash flows from financing activities:
Drawdown of convertible loans	2,200	1,650
Repayment of notes	(5,488)	(1,650)
Distributions to minority partners	(80)	—
Proceeds from exercise of stock warrants	233	—
Issuance of preferred stock Series 5-A, net of costs	—	5,195
Issuance of preferred stock Series 6-A, net of costs	350	4,048
Proceeds from long-term debt	8,902	—

Net cash provided by financing activities	6,117	9,243

Net increase (decrease) in cash and cash equivalents	(391)	3,356
Cash and cash equivalents at beginning of period	2,970	733

Cash and cash equivalents at end of period	$2,579	$4,089

Cash paid for interest	$893	$279

Non-cash transaction — Purchase of the 49% minority interest in RHA for a promissory note of $1,800,000, first payment of $50,000 paid at closing.
The fair value of warrants issued in conjunction with the convertible notes amounted to $932,000. The beneficial conversion feature associated with the convertible notes amounted to $253,000.
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Tri-Isthmus Group, Inc. (the “Company,” “we,” “us,” or “our,” depending on the context) as of June 30, 2009 and September 30, 2008 and for the three-month and nine-month (as applicable) periods ended June 30, 2009 and June 30, 2008, respectively, have been prepared on substantially the same basis as our Company’s annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K, and any amendments thereto, for the year ended September 30, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
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
Future Funding
We have sustained operating losses since inception and had an accumulated deficit of approximately $82.2 million as of June 30, 2009. This deficit has been funded primarily through preferred stock financing, sales of promissory notes and cash generated from operations.
At June 30, 2009, we had current liabilities of $12.7 million and current assets of $12.4 million.
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
In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly” (“FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Our adoption of this Statement resulted only in additional disclosure and had no impact on our financial position, results of operations, or cash flows
In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. Our adoption of this Statement resulted only in additional disclosure and had no impact on our financial position, results of operations, or cash flows.
In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009. Our adoption of this Statement resulted only in additional disclosure regarding the date through which subsequent events have been evaluated in each set of interim or annual financial statements and had no impact on our financial position, results of operations, or cash flows.
In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” FASB Statement No. 168 establishes the FASB Accounting Standards Codification as the single authoritative source for GAAP. The Codification is effective for financial statements that cover interim and annual periods ending after September 15, 2009. While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is organized. Because the Codification completely replaces existing standards, it will affect the way GAAP is referenced by companies in their financial statements and accounting policies. Our adoption of this Statement and our use of the Codification beginning in the fourth quarter of 2009 will not have an impact on our financial position, results of operations, or cash flows.

2. Net Loss Per Share

	Three Months ended		Nine Months ended
	(in thousands)		(in thousands)
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Numerator for basic and diluted loss per share:
Net loss attributable to common shareholders	$(3,709)	$(2,270)	$(6,495)	$(5,036)

Denominator for basic (loss)/profit per share — weighted average shares	10,581,885	9,021,267	10,409,248	7,575,716
Effect of dilutive shares
Employee stock options	N/A	N/A	N/A	N/A
Preferred stock	N/A	N/A	N/A	N/A
Warrants	N/A	N/A	N/A	N/A

Net (loss)/profit per common share:
Basic and diluted	$(0.35)	$(0.25)	$(0.62)	$(0.66)
As we had a net loss for the three months and nine months ended June 30, 2009 and June 30, 2008, potential shares of common stock equivalents outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
3. Accounts Receivable
Accounts receivable consisted of the following:

	June 30, 2009	September 30, 2008
Gross patient accounts receivable	$17,870	$16,309
Reserves for bad debt	(5,681)	(2,721)
Reserves for contractual allowances	(6,454)	(7,299)

Patient accounts receivable, net	$5,735	$6,289

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

$(1,298)
On December 11, 2008, we entered into a Membership Interest Purchase Agreement, pursuant to which RHA repurchased the 49% issued and outstanding voting membership units of RHA owned by Ms. Schuster, for an aggregate purchase price of $1,800,000. In connection with the repurchase RHA issued a promissory note and we entered into a guarantee agreement of RHA’s obligations under the Membership Interest Purchase Agreement. This resulted in additional property and equipment of $1.3 million and goodwill of $209,000.
On April 24, 2008, we entered into an Agreement and Plan of Merger with RHA Anadarko, LLC, an Oklahoma limited liability company, SPMC Acquisition Company, an Oklahoma corporation and ultimate subsidiary of RHA (the “Merger Sub”), Southern Plains Medical Center, Inc., an Oklahoma corporation (“SPMC”), and thirteen shareholders of SPMC, each of whom owned two shares of SPMC.
On May 1, 2008, the Merger Sub merged with and into SPMC (the “Merger”), with SPMC as the surviving corporation. In conjunction with the Merger, we contributed to RHA (i) 975,000 shares of Common Stock; and (ii) cash in the amount of $910,000, which stock and cash RHA in turn contributed to us to capitalize the Merger Sub, and which was used as Merger consideration.
The following table summarizes the fair values of the assets acquired and liabilities assumed, in thousands, at the date of acquisition (in thousands):

Cash	$644
Accounts receivable	1,692
Other current assets	258
Property and equipment	5,385
Other assets	329
Current liabilities	(2,655)
Long-term liabilities	(4,305)

$1,348

5. Long-term Debt
Long-term debt consists of the following (in thousands):

	June 30,	September 30,
	2009	2008

Note payable, secured by equipment, $4,558 payable monthly, including 8.25% interest through September 2011	$102	$139

Note payable, secured by equipment, $13,456 payable monthly, including 8.75% interest	—	249

8% Notes payable to prior shareholders for stock repurchases, eleven notes outstanding at September 30, 2008, maturity dates ranging from 2008 through 2017	271	307

Line of credit note secured by patient accounts receivable, matures September 2009, interest is paid on a monthly basis at Wall Street Journal Prime	590	590

Note payable, collateralized by real estate, equipment and furniture, $29,250 payable monthly including interest at the Wall Street Journal Prime Rate	3,213	3,383

Note payable, secured by equipment, $2,825 payable monthly, including 13.6% interest through April 2010	22	45

Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%	3,473	—

Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%	3,554	—

Note payable secured by real estate, $9,327 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%	1,118	—

Note payable, secured by equipment, $2,660 payable monthly including 5.3% interest through March 2013	109	—

As of September 30, 2008, the Company had a note payable outstanding with principal due of $4.4 million, bearing interest at the Wall Street Journal Prime Rate (“Prime”) plus 2%, maturing January 2009, and collateralized by real estate.	—	4,371

Note payable, 5% interest payable quarterly, matures on or before December 11, 2011	1,500	—

Capitalized lease obligations — five leases for buildings and medical equipment with imputed interest rates ranging from 4% to 17.2%, maturing at various dates through 2013	322	515

Note payable, secured by equipment, $2,413 payable monthly, including 7.04% interest through March 2011	46	—

Note payable, secured by equipment, $7,530 payable monthly, including 6.75% interest through June 15, 2013	315	—

Note payable, 5% interest, payable monthly matures on or before December 1, 2009	25	—

Note payable, secured by equipment, $5,116 payable monthly, including 7.05% interest through March, 2011	96	—

Total	14,756	9,599

Less current maturities of long-term debt	(4,494)	(4,144)

Total long-term debt	$10,262	$5,455

Quarter Ended June 30,	Payments
2010	$4,494
2011	655
2012	2,057
2013	547
2014	408
Thereafter	6,595

Total	$14,756

6. Minority Interests
Minority interest resulting from operating losses attributable to equity interests not held by us in RHA and the Del Mar, California ambulatory surgical center during the three months ended June 30, 2009 amounted to $37,000, compared to $240,000 for the three months ended June 30, 2008. Minority interest attributable to operating income was $(199,000) for the nine-month period ended June 30, 2009 compared to $71,000 attributable to operating losses for the nine months ended June 30, 2008.
On December 11, 2008, we entered into a Membership Interest Purchase Agreement with RHA, pursuant to which RHA repurchased the 49% issued and outstanding voting membership units of RHA for an aggregate purchase price of $1,800,000. In connection with the repurchase RHA issued a promissory note and we entered into a limited guaranty agreement of RHA’s obligations under the promissory note.
7. Warrants
Outstanding exercisable warrants consisted of the following as of June 30, 2009:

	Remaining	Exercise
Description	Life	Price	Warrants
September 30, 2007 Preferred Stock Series 5A warrants issued to investor	1 year	$0.50	150,000
September 30, 2007 warrants issued to advisory board	1 year	0.45	400,000
September 30, 2008 warrants issued in connection with notes payable	2 years	0.31	1,980,000
September 30, 2008 warrants issued in connection with notes payable	2 years	0.50	1,237,500
September 30, 2008 Preferred Stock Series 5A warrants issued to investor and placement agent	2 years	0.50	2,736,000
September 30, 2008 Preferred Stock Series 6A warrants issued to investor	2 years	0.50	3,589,200
September 30, 2008 Preferred Stock Series 5A warrants issued to placement agent	4 years	0.50	436,250
September 30, 2008 warrants issued to advisory board	2 years	0.45	714,285
February 6, 2009 warrants issued in connection with notes payable	3 years	0.50	1,125,000
February 6, 2009 warrants issued in connection with notes payable	3 years	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	3 years	0.50	375,000
March 3, 2009 warrants issued in connection with notes payable	3 years	0.75	250,000
March 16, 2009 warrants issued to advisory board	3 years	0.63	41,667
March 31, 2009 warrants issued in connection with notes payable	3 years	0.50	112,500
March 31, 2009 warrants issued in connection with notes payable	3 years	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	3 years	0.50	37,500
April 14, 2009 warrants issued in connection with notes payable	3 years	0.75	25,000
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	3 years	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	3 years	0.63	50,000

			14,294,902

A summary of our stock warrant activity and related information at September 30, 2008 and June 30, 2009 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Three months ended	Year ended
	June 30,	September 30,	June 30,	September 30,
	2009	2008	2009	2008
Warrants outstanding at beginning of the period	14,607,535	2,868,700	$0.47	$0.48
Issued	422,500	10,744,035	0.56	0.46
Exercised	465,000	970,300	0.50	0.46
Cancelled or expired	141,000	847,400	0.50	0.47

Warrants outstanding at end of the period	14,424,035	11,795,035	$0.47	$0.46
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
8. Stock Options
On November 10, 2008, the board of managers of RHA appointed Thomas Rice, 62, as the President and Chief Operating Officer of RHA. On November 10, 2008, in connection with Mr. Rice’s employment agreement, we entered into an Option Grant Agreement with Mr. Rice effective as of November 10, 2008, under which we granted to Mr. Rice an incentive stock option to purchase up to 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on November 10, 2015. Mr. Rice’s option to purchase Common Stock shall vest incrementally on the following vesting schedule: (1) the option to purchase up to 125,000 shares vested immediately on November 10, 2008; (2) an option to purchase up to 125,000 shares shall vest on November 10, 2009; and (3) an option to purchase the remaining 250,000 shares shall vest on November 10, 2010. For the nine months ended June 30, 2009, the amortization recognized in connection with this option was approximately $77,000.
On April 22, 2009, pursuant to the terms of our 2001 Stock Options/Stock Issuance Plan (the “Plan”), we granted incentive stock options (the “Options”) to 126 of our subsidiaries’ employees (the “Optionees”) to purchase an aggregate of 1,319,390 shares of Common Stock in variable individual amounts. Pursuant to the terms of the Option Grant Agreements, and subject to the terms of the Plan, the shares of Common Stock subject to the Options (the “Shares”) vest according to the following schedule: (i) one-quarter vest immediately upon the date of issuance; (ii) an additional one-quarter of the Shares vest upon the passing of the one year anniversary of the date of issuance; and (iii) the remaining one-half of the Shares vest upon the second anniversary of the date of issuance. The Options were issued at an exercise price of $0.625 per share and are exercisable by the Optionees with respect to all or any of the vested Shares until April 22, 2016, subject to the terms and conditions of the Plan and the Option Grant Agreements. For the three months ended June 30, 2009, the amortization recognized in connection with these options was approximately $171,000.
The offer and sale of the Shares underlying the options were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-8, filed with the Securities and Exchange Commission on December 4, 2001, and therefore upon exercise of the Options, the Shares will be freely-tradable and will be issued free of restrictive legend.

The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	June 30, 2009	Sep. 30, 2008	June 30, 2009	Sep. 30, 2008
Options outstanding at beginning of the period	7,333,750	483,750	$0.59	$0.42
Granted
— at above fair market value	1,839,390	—	0.63	—
— at fair market value	—	—	—	—
— at below fair market value		6,850,000	—	0.60
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(818,333)	—	0.37	—

Options outstanding at end of the period	8,354,807	7,333,750	$0.62	$0.59

Options vested/exercisable at end of the period	814,848	513,750	$0.53	$0.3125

9. Completion of Bridge Financing
During the nine months ended June 30, 2009, we conducted a bridge financing transaction (the “Bridge Financing”) which was consummated in three separate closings, two of which closed during the fiscal quarter ending March 31, 2009, and one of which closed in the fiscal quarter ending June 30, 2009.
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
The Third Bridge Notes include a provision granting the Third Bridge Lenders, to the extent the holders of a majority of the aggregate outstanding principal amount of the notes issued in the Bridge Financing agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Third Bridge Notes, which rights vest thirty six (36) months after the date of issuance of the Third Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis, and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.

The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000. The beneficial conversion feature associated with the convertible notes totaled $253,000. Both the fair value of the warrants and the beneficial conversion feature will be amortized over the term of the loans. Amortization for the three-month and nine-month periods ended June 30, 2009 was $390,000 and $556,000, respectively.
Unregistered Sales of Equity Securities
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
The offer and sale of the Third Bridge Warrants were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) and Regulation D promulgated under the Securities Act. Each Third Bridge Lender represented to us in writing that he, she or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.
On June 8, 2009, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement with an investor whereby the investor purchased and we issued 350 shares of Series 6-A Convertible Preferred Stock, par value $0.01 per share, and warrants to purchase an aggregate of 210,000 shares of common stock, par value $0.01 per share, at an exercise price of $0.50 per share, exercisable in full at any time for a period of two years from the date of issuance, in a private placement for an aggregate purchase price of $350,000. The purchase price for the Series 6-A Preferred Stock and Warrants was $1,000 per unit with each Unit consisting of one share of Series 6-A Preferred Stock and a warrant to purchase 600 shares of Common Stock. The beneficial conversion feature associated with the preferred stock issue is approximately $317,000. The Purchaser represented to us in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.
On June 10, 2009, we issued warrants to purchase 150,000 shares of Common Stock to a member of the newly created Medical Advisory Board. The warrants were issued at an initial purchase price of $0.625 per share. The Medical Advisory Board Warrants expire three years from the date of issuance and vest according to the following schedule: (i) one-third of the shares vest immediately upon issuance; and (ii) the remaining two-thirds of the shares vest on the one year anniversary of the date of issuance. The holder of the Medical Advisory Board Warrants represented to us in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.
On June 10, 2009, we issued (i) 75,000 shares of Common Stock to Dr. William Shoemaker (“Dr. Shoemaker”), in consideration for his future service on the Medical Advisory Board; and (ii) 75,000 shares of Common Stock to Dr. James McSweeney (“Dr. McSweeney”) in consideration for his future service as a Physician Manager on the Board of Managers of Outpatient Surgery of Del Mar, LLC, a California limited liability company and our subsidiary. Drs. Shoemaker and McSweeney each represented to us in writing that he is an “Accredited Investor” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended.
10. Fair Value of Financial Instruments
Carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities.
11. Subsequent Events
On July 29, 2009, we issued a total of 2,384,250 shares of Common Stock to the Kupfer Family Trust UTD May 3, 2009. The issuance was a result of an exchange of the following shares held by Surgical Ventures, Inc. for shares of Common Stock: 1) 31,875 shares of the Series A Stock of Del Mar Acquisition, Inc.; 2) 31,875 shares of the Series A Stock of Point Loma Acquisition, Inc.; 3) 19,125 shares of the Series B Stock of Del Mar Acquisition, Inc.; and 4) 19,125 shares of the Series B Stock of Point Loma Acquisition, Inc.
The Company has evaluated subsequent events through August 10, 2009, in accordance with FASB Statement No. 165, “Subsequent Events.”

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
In November 2007, our board of directors (our “Board of Directors”) approved a change to our fiscal year end from January 31 to September 30. In view of this change, on January 15, 2008, we filed a Form 10-KT transition report for the eight-month period ended September 30, 2007. A Form 10-KT/A amendment to that report was filed on February 11, 2008. This Form 10-Q report covers the three-month period ended June 30, 2009.
Information in this Form 10-Q is current as of August 10, 2009, unless otherwise specified.
RECENT DEVELOPMENTS
Exercise of Warrants
In April and May 2009, we received $232,500 in connection with the exercise of outstanding warrants to purchase our Common Stock, and a total of 465,000 shares of our Common Stock were subsequently issued. These warrants were issued on March 8, 2007; March 15, 2007; March 23, 2007; and April 17, 2007, in connection with a private placement of our Series 5-A Preferred Stock to various investors.
In each of the above transactions, each individual investor represented to us in writing that he or she is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.

Departure of Chief Financial Officer and Director
Effective January 26, 2009, Dennis M. Smith ceased to be our Chief Financial Officer. On October 9, 2008, Mr. Smith’s employment agreement with us was terminated. Upon such termination, Mr. Smith had certain contractual rights, pursuant to which we continued to pay Mr. Smith until April 9, 2009. Mr. Smith was offered a severance package to continue his pay beyond April 9, 2009 in recognition for past services rendered, and Mr. Smith accepted the severance package which entitles him to severance payments which began May 10, 2009 and last until October 10, 2009. Mr. Smith had and has no disagreements with us on any matter related to our operations, policies or practices. On March 3, 2009, Mr. Smith resigned as a member of our Board of Directors.
Completion of Bridge Financing
During the nine months ended June 30, 2009, we conducted a bridge financing transaction (the “Bridge Financing”) which was consummated in three separate closings, two of which closed during the fiscal quarter ending March 31, 2009, and one of which closed during the fiscal quarter ended June 30, 2009.
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
Unregistered Sales of Equity Securities
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
The offer and sale of the Third Bridge Warrants were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) and Regulation D promulgated under the Securities Act. Each Third Bridge Lender represented to us in writing that he, she or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act.
In May, 2009, we accepted warrant exercises in the amount of 465,000 shares (the “May 2009 Warrant Shares”) of its common stock, par value $0.01 per share, for an aggregate amount of $232,500 from a total of 7 investors, who represented to us in writing that he or she or it is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act. The May 2009 Warrant Shares were issued pursuant to the exercise of warrants issued on March 8, 2007; March 23, 2007; April 17, 2007; April 26, 2007; and July 18, 2007, in connection with a private placement of our Series 5-A Convertible Preferred Stock, par value $0.01 per share, to various investors. The offer and sales of the May 2009 Warrant Shares pursuant to the warrant exercises were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) and Regulation D promulgated under the Securities Act.

On June 8, 2009, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with an investor (the “Purchaser”), whereby we issued and sold 350 shares of our Series 6-A Convertible Preferred Stock, par value $0.01 per share (the “Series 6-A Preferred Stock”), and warrants to purchase an aggregate of 210,000 shares of our Common Stock, at an exercise price of $0.50 per share, exercisable in full at any time for a period of two years from the date of issuance (the “June 2009 Warrants”), in a private placement for an aggregate purchase price of $350,000.00. The purchase price for the Series 6-A Preferred Stock and June 2009 Warrants was $1,000.00 per unit (each, a “Unit”), with each Unit consisting of one (1) share of Series 6-A Preferred Stock and a warrant to purchase six hundred (600) shares of Common Stock. The Purchaser represented to us in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.
On June 10, 2009, in consideration for the future strategic advice and assistance to be provided by certain members of the newly-created Medical Advisory Board (the “Medical Advisory Board”), we issued warrants to purchase 150,000 shares of Common Stock, at an initial purchase price of $0.625 per share (the “Medical Advisory Board Warrants”). The Medical Advisory Board Warrants expire three years from the date of issuance, and shall vest according to the following schedule: (i) one-third of the shares subject to the Medical Advisory Board Warrants vested immediately upon issuance; and (ii) the remaining two-thirds of the shares subject to the Medical Advisory Board Warrants vest on the one year anniversary of the date of issuance. The holder of the Medical Advisory Board Warrants represented to the Registrant in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.
On June 10, 2009, the Registrant issued: (i) 75,000 shares of Common Stock to Dr. William Shoemaker (“Dr. Shoemaker”), in consideration for his future service on the Medical Advisory Board; and (ii) 75,000 shares of Common Stock to Dr. James McSweeney (“Dr. McSweeney”), in consideration for his future service as a Physician Manager on the Board of Managers of Outpatient Surgery of Del Mar, LLC, a California limited liability company and our subsidiary. Drs. Shoemaker and McSweeney each represented to us in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.
The offer and sale of the Series 6-A Preferred Stock, the June 2009 Warrants, the Medical Advisory Board Warrants and the Common Stock in connection therewith were exempt from the registration and prospectus delivery requirements of the Securities Act by virtue of Section 4(2) and Regulation D promulgated thereunder.
On April 22, 2009, pursuant to the terms of our 2001 Stock Options/Stock Issuance Plan (the “Plan”), we granted incentive stock options (the “Options”) to 126 of our subsidiaries’ employees (the “Optionees”) to purchase an aggregate of 1,319,390 shares of Common Stock in variable individual amounts. Pursuant to the terms of the Option Grant Agreements, and subject to the terms of the Plan, the shares of Common Stock subject to the Options (the “Shares”) vest according to the following schedule: (i) one-quarter vest immediately upon the date of issuance; (ii) an additional one-quarter of the Shares vest upon the passing of the one year anniversary of the date of issuance; and (iii) the remaining one-half of the Shares vest upon the second anniversary of the date of issuance. The Options were issued at an exercise price of $0.625 per share and are exercisable by the Optionees with respect to all or any of the vested Shares until April 22, 2016, subject to the terms and conditions of the Plan and the Option Grant Agreements. For the three months ended June 30, 2009, the amortization recognized in connection with these options was approximately $171,000.
The offer and sale of the Shares underlying the Options were registered under the Securities Act, as amended, pursuant to a registration statement on Form S-8, filed with the SEC on December 4, 2001, and therefore upon exercise of the Options, the Shares will be freely-tradable and will be issued free of restrictive legend.

CURRENT OPERATIONS
We focus on the delivery of financial and managerial services to healthcare facilities in non-urban markets.
Our support staff at RHA’s hospitals and our ambulatory surgical center in Del Mar, California (the “Del Mar ASC”) consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities, and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery center is limited to licensed physicians. With the acquisition of SPMC in May 2008, we added 15 physicians and other healthcare providers to our team at RHA as employees. Our business depends upon the efforts and success of these employee and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.
In November 2008, we appointed Thomas Rice as President of RHA. Mr. Rice has over 37 years’ experience in the administration and operation of healthcare facilities, including key senior management positions with major Oklahoma-based healthcare services companies. Also in November 2008, we announced the addition of Donald C. Parkerson as Chief Financial Officer of RHA, a position he held until June 2009. On January 30, 2009, Mr. Parkerson was appointed as our Chief Financial Officer. Mr. Parkerson has served in financial leadership positions with companies in healthcare businesses during his more than 30-year career. In November 2008, we hired Richard Rentsch as VP of Finance of RHA and currently he serves as the Chief Accounting Officer of RHA. Mr. Rentsch is an experienced financial leader with more than 25 years of healthcare experience.
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
In line with our strategy, we are re-branding our activities. The operations in non-urban markets previously known as RHA were re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that SPMC has in the regional markets. In addition, we have recommended changing our name from “Tri-Isthmus Group, Inc.” to “First Physicians Capital Group, Inc.” to our stockholders at our annual meeting in 2009 to reflect our focus on healthcare.

RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS
REVENUE
Revenue from services totaled $9.2 million for the three-month period ended June 30, 2009 and $30.2 million for the nine-month period ended June 30, 2009. This represents an increase of $0.8 million (9.5%) for the three-month period and $10.5 million (53.3%) for the nine-month period compared to the prior year. The increase is primarily due to an additional month of operations included in the current three-month period for SPMC and an additional seven months of operations for SPMC and one month of operations for RHA included in the nine-month period.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses relating to operations increased by $1.7 million (17.9%), from $9.5 million to $11.2 million for the three-month period ended June 30, 2009, and increased by $11.7 million, from $21.2 million to $32.9 million (55.2%) for the nine-month period ended June 30, 2009, compared to the same periods for the prior year. The increase is primarily due to an additional month of operations included in the current three-month period for SPMC and an additional seven months of operations for SPMC and one month of operations for RHA included in the nine-month period.
OTHER INCOME (EXPENSE)
Other income (expense) for the three-month period ended June 30, 2009 was $131,000 and $(52,000) for the nine-month period ended June 30, 2009. The nine-month period includes a $281,000 loss from the sale of a 10.9% equity interest in our Del Mar ASC, offset by $333,000 in interest income and other non-operating income. Interest income and other non-operating income for the three-month and nine-month periods ended June 30, 2008 was $187,000 and $261,000, respectively. The decrease in other income over the comparable three-month period in the prior year of $56,000 (29.9%) is primarily due to a cost reimbursement agreement of our subsidiary, SPMC, that ended after June 30, 2008. The decrease in other income of $313,000 (119.9%) for the nine-month period is primarily due to the loss on the sale of our equity interest in our ASC in Del Mar.
INTEREST EXPENSE
Interest expense increased to $837,000 for the three-month period ended June 30, 2009, compared to $201,000 for the three-month period ended June 30, 2008. This represents a change of 316.4%. The increase for the nine-month period was $740,000 or 104.4%, from $709,000 to $1,449,000. The increase in interest expense arose primarily from increased borrowings under the loans entered into in December 2008, and the bridge financing in February, March, and April, 2009 and the amortization of the loan discount associated with those borrowings. Amortization of the discount for the three months ended June 30, 2009 was $390,000 and amortization of the discount for the nine-month period was $556,000.
BASIC WEIGHTED-AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
The weighted average number of shares were 10,581,885 and 9,021,267 for the three-month periods ended June 30, 2009 and June 30, 2008, respectively. The weighted average number of shares were 10,409,248 and 7,575,716 for the nine-month periods ended June 30, 2009 and June 30, 2008, respectively.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT JUNE 30, 2009, COMPARED TO SEPTEMBER 30, 2008:
CASH AND CASH EQUIVALENTS
As of June 30, 2009, cash and cash equivalents totaled $2.6 million, a decrease of $0.4 million when compared with the $3.0 million on hand at September 30, 2008. This represents a change of 13.3%. This decrease in cash and cash equivalents was a result of operations activity of $2.7 million and the purchase of fixed assets of $4.0 million, offset by net loan activity of approximately $5.6 million and $0.7 million in net proceeds from equity transactions.

ACCOUNTS RECEIVABLES
As of June 30, 2009, accounts receivables, net of allowance for uncollectable accounts, totaled $5.7 million, a decrease of $0.6 million from $6.3 million at September 30, 2008. This represents a change of 9.5%. The decrease in accounts receivables arose primarily from a decrease in inpatient days in the current three-month period, which had a direct impact on current period accounts receivable.
PREPAID EXPENSES
As of June 30, 2009, prepaid expenses totaled $0.5 million, an increase of $0.4 million from $0.1 million at September 30, 2008. This represents a change of 400%. The increase arose primarily from prepaid insurance and prepaid interest.
OTHER CURRENT ASSETS
As of June 30, 2009 other current assets totaled $2.0 million, an increase of $0.2 million from $1.8 million at September 30, 2008. This represents a change of 11.1%. The increase arose primarily from a $0.4 million estimate in settlements due under Medicare cost reports.
GOODWILL
Goodwill amounted to $1.0 million at June 30, 2009 and $0.8 million at September 30, 2008. The increase in goodwill of $0.2 million arose from the repurchase of the 49% issued and outstanding voting membership of RHA in December, 2008.
ACCRUED EXPENSES
As of June 30, 2009 accrued expenses were $3.5 million, an increase of $0.8 million from $2.7 million at September 30, 2008. This represents a change of 29.6%. The increase in accrued expenses is due to estimated amounts due to Medicare under cost report settlements at June 30, 2009, offset by a reduction of $0.1 million in other accrued amounts.
NOTES PAYABLE
Notes payable consists of bridge financing promissory notes with a face value of $2.2 million, reduced by debt discount of $0.6 million resulting from the stock warrants issued in conjunction with the notes. The amortization associated with the debt discount for the three months ended June 30, 2009 is $390,000 and $556,000 for the nine months ended June 30, 2009, for a net amount of notes payable at June 30, 2009 of $1.6 million.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents totaled $2.6 million as of June 30, 2009, as compared to $3.0 million at September 30, 2008, a decrease of $0.4 million. As of June 30, 2009, we had working capital deficit of $(0.3) million compared with working capital of $2.9 million at September 30, 2008. As of June 30, 2009, we had a shareholders’ deficit of $7.5 million, as compared to a shareholders’ deficit of $4.4 million as of September 30, 2008. The increase in shareholders’ deficit arose primarily from operating losses.
Net cash used by investing activities in the nine-month period ended June 30, 2009 was $3.8 million as compared with net cash used of $1.4 million in the nine-month period ended June 30, 2008. This change was primarily due to the purchase of property for our hospital located in Stroud, Oklahoma and the acquisition of the membership units in RHA.
Cash generated in respect of financing activities totaled $6.1 million in the nine-month period ended June 30, 2009, as compared with $9.2 million at June 30, 2008. The change was principally derived from the proceeds of debt instruments.
As of June 30, 2009 we had current liabilities of $12.7 million and current assets of $12.4 million, including $2.6 million in cash and cash equivalents, compared to current liabilities of $9.8 million and current assets of $12.7 million, including $3.0 million in cash and cash equivalents, as of September 30, 2008.

We have sustained operating losses since our inception and had an accumulated deficit of approximately $82.2 million as of June 30, 2009, as compared with an accumulated deficit of $75.7 million as of September 30, 2008. These losses have been funded principally through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.
We are unaware of any trends, demands, events, or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources.
OFF-BALANCE SHEET FINANCING
None.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

Item 4T.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures: Based on their evaluation, as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer each has concluded he is unaware of any reason to believe that our disclosure controls and procedures (as defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended) are not effective, other than material weaknesses described below under “Changes in Internal Control Over Financial Reporting.”
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
On July 29, 2009, we issued a total of 2,384,250 shares of Common Stock to the Kupfer Family Trust UTD May 3, 2009. The issuance was a result of an exchange of the following shares held by Surgical Ventures, Inc. for shares of Common Stock: 1) 31,875 shares of the Series A Stock of Del Mar Acquisition, Inc.; 2) 31,875 shares of the Series A Stock of Point Loma Acquisition, Inc.; 3) 19,125 shares of the Series B Stock of Del Mar Acquisition, Inc.; and 4) 19,125 shares of the Series B Stock of Point Loma Acquisition, Inc.

Item 6.	EXHIBITS
The following documents are filed as exhibits to this Form 10-Q (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference):

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000)
3.2*	Bylaws (filed as Exhibit 3.2 to the Company’s Form 8-K, as filed with the SEC on October 23, 2002)
3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)
3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)
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

10.41*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)
10.42*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.43*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.44*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.45*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.46*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.47*	Form of Convertible Promissory Note Issued in Favor of SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.48*
Form of Convertible Promissory Note Issued in Favor of Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.49*	Form of Warrant No. 108 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.50*	Form of Warrant No. 109 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.51*	Form of Warrant No. 110 (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.52*	Form of Warrant No. 111 (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.53*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.54*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.55*	Form of Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.56*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 20, 2009)
10.57*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 20, 2009)
10.58*	Form of Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)
10.59*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 12, 2009)
10.60*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 12, 2009)
10.61*	Form of Medical Advisory Board Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on June 12, 2009)
19.1*	Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (filed with the SEC on January 13, 2009)
31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. 1350
32.2	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	Tri-Isthmus Group, Inc. (Registrant)
	By:	/s/ David Hirschhorn
David Hirschhorn
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	/s/ Donald C. Parkerson
Donald C. Parkerson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Form 8-K, as filed with the SEC on November 14, 2000)
3.2*	Bylaws (filed as Exhibit 3.2 to the Company’s Form 8-K, as filed with the SEC on October 23, 2002)
3.3*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the SEC on January 23, 2002)
3.4*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)
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

10.41*	Form of Common Stock Purchase Warrant (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on September 22, 2006)
10.42*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.43*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.44*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.45*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)
10.46*	Form of Limited Guaranty by Tri-Isthmus (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)
10.47*	Form of Convertible Promissory Note Issued in Favor of SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.48*
Form of Convertible Promissory Note Issued in Favor of Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.49*	Form of Warrant No. 108 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.50*	Form of Warrant No. 109 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.51*	Form of Warrant No. 110 (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.52*	Form of Warrant No. 111 (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on February 13, 2009)
10.53*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.54*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.55*	Form of Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 5, 2009)
10.56*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 20, 2009)
10.57*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 20, 2009)
10.58*	Form of Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)
10.59*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 12, 2009)
10.60*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 12, 2009)
10.61*	Form of Medical Advisory Board Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on June 12, 2009)
19.1*	Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (filed with the SEC on January 13, 2009)
31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. 1350
32.2	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.