Form 10-K
period 2009-09-30
First Physicians Capital Group, Inc.
filed 2010-01-12
CIK 1003226

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number: 000-30326
FIRST PHYSICIANS CAPITAL GROUP, INC.
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
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on March 31, 2009 was $5,161,465, computed upon the basis of the closing price on that date.

Number of shares of common stock outstanding as of January 7, 2010	14,807,851

FIRST PHYSICIANS CAPITAL GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
The discussion in this Form 10-K (this “Form 10-K”) for the fiscal year ended September 30, 2009 (the “Fiscal Year Ended September 30, 2009”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, if applicable, the Private Securities Litigation Reform Act of 1995, including, among others, (i) prospective business opportunities and (ii) our potential strategies for redirecting and financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to our plans, objectives and expectations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
PART I

Item 1.	BUSINESS
References to “we,” “us,” “our,” “TIGroup,” “FPCG” or the “Company” refers to First Physicians Capital Group, Inc. (f/k/a Tri-Isthmus Group, Inc.) and its subsidiaries. We maintain our executive offices at 433 North Camden Drive, #810, Beverly Hills, California 90210. Our telephone number is +1 (310) 860-2501, and our website is at www.firstphysicianscapitalgroup.com.
We invest in and provide financial and managerial services to healthcare facilities in non-urban markets. We promote quality medical care by offering improved access and breadth of services. We unlock the value of our investments by developing strong, long-term and mutually beneficial relationships with our physicians and the communities they serve.
In November 2007, our Board of Directors approved a change to our fiscal year end from January 31 to September 30. In view of this change, we filed a Transition Report on Form 10-KT for the eight-month period ended September 30, 2007 (the “Transition Period Ended September 30, 2007”) on January 15, 2008. A Form 10-KT/A amendment to that report was filed on February 11, 2008. Since that time, we filed a Form 10-K for the fiscal year ended September 30, 2008 (the “Fiscal Year Ended September 30, 2008”) on January 12, 2009. This Form 10-K report covers the twelve-month period ended September 30, 2009 and the twelve-month period ended September 30, 2008, with additional information on other fiscal years, as required by SEC rules and regulations.
Information in this Form 10-K is current as of January 7, 2010 unless otherwise specified.
COMPANY BACKGROUND
We were originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing (“BPO”) solutions into and across the Asia-Pacific region. In November 2004, our active business operations ceased with the sale of our BPO operations in Asia.

On December 16, 2005, at our Annual Meeting of Stockholders, our stockholders voted to amend our Certificate of Incorporation to change our legal name from “Vsource, Inc.” to “Tri-Isthmus Group, Inc.” (“TIGroup”) and to reduce the number of authorized shares of our common stock, par value $0.01 per share (the “Common Stock”), from 500,000,000 shares to 100,000,000 shares, as described in our Definitive Proxy Statement filed with the SEC on November 28, 2005. The reduction of the number of authorized shares of our Common Stock did not affect the number of shares of Common Stock issued and outstanding.
During the Fiscal Year Ended January 31, 2007 (the “Fiscal Year Ended January 31, 2007”), we resumed active operations following the acquisition of two ambulatory surgical centers located in Southern California. On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California, Point Loma Surgical Center, L.P. and Outpatient Surgery of Del Mar, L.P. and we completed these acquisitions on November 16, 2006. On February 9, 2007, we converted these limited partnerships into Outpatient Surgery of Point Loma, L.L.C. (“Point Loma”) and Outpatient Surgery of Del Mar, L.L.C. (“Del Mar,” and, together with Point Loma, the “San Diego ambulatory surgical centers”), respectively. In June 2007, we consolidated the operations of the San Diego ambulatory surgical centers at the Del Mar facility.
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC, an Oklahoma limited liability company (“RHA”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA Anadarko, LLC, a wholly owned subsidiary of RHA, purchased 100% of the issued and outstanding membership interests of Southern Plains Medical Center (“SPMC”). Founded in 1915, SPMC is one of the oldest continuously operating multi-specialty physician practices in the United States. Located in Chickasha, Oklahoma, SPMC’s 15 physicians and other licensed healthcare providers deliver primary and specialty care in the following areas: family medicine; pediatrics; internal medicine; acute care; occ/med; general surgery; gynecology; ophthalmology; orthopedic surgery; radiology; oncology; cardiology and urology. Ancillary services provided onsite include imaging (computer-assisted tomography (“CT”), magnetic resonance imaging (“MRI”), mammography, x-ray, EKG, vascular and ultra-sound bone densitometry) and laboratory services. SPMC also provides urgent care services outside of normal business hours seven days a week through its “Quick Care” department. Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, we acquired the remaining 49% of the issued and outstanding membership units of RHA, making RHA an indirect wholly-owned subsidiary of ours.
On December 12, 2008, we and certain of our subsidiaries entered into three loan agreements, effective November 6, 2008, with two Oklahoma-based lenders, Canadian State Bank and Valliance Bank, resulting in an aggregate debt financing of $8.4 million. We obtained the financing to purchase the building and real property of the Stroud Regional Medical Center Hospital and clinics, refinance existing loans totaling $4.6 million, upgrade facilities at the Johnston Memorial Hospital and improve the consolidated balance sheet and maintain general working capital. The loans are evidenced by promissory notes issued by RHA Anadarko, LLC, RHA Stroud, LLC and RHA Tishomingo, LLC, two of which mature on November 6, 2028 and one of which matures on November 6, 2024.
On May 1, 2009, we purchased The Chandler Clinic (“TCC”), a family medical practice located in Chandler, Oklahoma. TCC is located within the service area of the Stroud Regional Medical Center.
On September 29, 2009, at our Annual Meeting of Stockholders, our stockholders voted to amend our Certificate of Incorporation to change our legal name from “Tri-Isthmus Group, Inc.” to “First Physicians Capital Group, Inc.” to reflect our focus on the healthcare industry. We became First Physicians Capital Group, Inc. on September 29, 2009.
CURRENT OPERATIONS
Following the sale of our BPO operations in November 2004, we reduced our headcount significantly to a two-person staff when David Hirschhorn and Todd Parker joined us as our Co-Chief Executive Officers in July 2005. Our new management initiated a growth strategy defined by acquisitions. Our management team and Board of Directors have been and are currently comprised of a group of individuals with complementary talents across a broad range of disciplines, including mergers and acquisitions, finance and operations.

During the Fiscal Years Ended January 31, 2006 and January 31, 2007, our management team focused our acquisition strategy on the healthcare industry.
In December 2006, we resumed active operations following the acquisition of the San Diego ambulatory surgical centers.
In 2007, we refined our acquisition strategy to focus on the delivery of financial and managerial services to healthcare facilities in non-urban markets.
In September 2007, David Hirschhorn became our sole Chief Executive Officer upon Todd Parker’s resignation. Dennis M. Smith, formerly a director and senior consultant to us, re-joined us as our Chief Financial Officer. On October 9, 2008, Mr. Smith’s employment agreement with us was terminated. Effective January 26, 2009, Mr. Smith ceased to be our Chief Financial Officer. Upon the termination of his employment agreement, Mr. Smith had certain contractual rights, pursuant to which we continued to pay Mr. Smith until April 9, 2009. Mr. Smith was offered a severance package to continue his pay beyond April 9, 2009 in recognition for past services rendered, and Mr. Smith accepted the severance package which entitled him to severance payments which began May 10, 2009 and lasted until October 20, 2009. Mr. Smith had and has no disagreements with us on any matter related to our operations, policies or practices. On March 3, 2009, Mr. Smith resigned as a member of our Board of Directors.
In November 2008, we appointed Thomas Rice as President of RHA. Mr. Rice has over 37 years’ experience in the administration and operation of healthcare facilities, including key senior management positions with major Oklahoma-based healthcare services companies. Also in November 2008, we announced the addition of Donald C. Parkerson as Chief Financial Officer of RHA, a position he held until June 2009 when he ceased acting as the CFO of RHA. On January 30, 2009, Mr. Parkerson was also appointed as our Chief Financial Officer. Mr. Parkerson has served in financial leadership positions with companies in healthcare businesses during his more than 30-year career. In November 2008, we hired Richard Rentsch as Vice President of Finance of RHA, and currently he serves as the Chief Accounting Officer of RHA. Mr. Rentsch is an experienced financial leader with more than 25 years of healthcare experience.
Our support staff at RHA’s hospitals and Del Mar consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery centers is limited to licensed physicians. With the acquisition of SPMC in May 2008, we added 15 physicians and other healthcare providers to our team at RHA as employees. Our business depends upon the efforts and success of these physicians and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.
As discussed above, in December 2008, RHA became an indirect wholly-owned subsidiary of ours with the acquisition by RHA of the interests not already held by us.
Strategy
Our initial strategy was to identify and invest in “platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments, ambulatory surgical centers and rural hospitals, stood out in terms of fundamentally-favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, under-served market. We determined that the top-down trends and attractive cash flows of ambulatory surgical centers made this an area of particular interest. Less well-known, however, is the non-urban sector, which has suffered from a long-term lack of access to capital despite providing care to more than 50 million people in the United States. We determined that focusing on rural healthcare would represent a significant long-term opportunity for us. We believe that we have identified a differentiated approach based on the recognition that the physician is at the center of the healthcare industry. Our operating philosophy is tied to a belief that the provision of flexible financial solutions to rural hospitals and ambulatory surgical centers through the alignment of our interests with those of the physicians will result in a strong, predictable cash flow stream with excellent risk-adjusted returns.

On October 29, 2007, we acquired 51% of the issued and outstanding membership units of RHA. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. Together, the acquisition of RHA and the subsequent acquisition of SPMC by RHA are referred to herein collectively as the “RHA Acquisition,” and the three RHA hospitals, the medical clinic, ancillary support services units and SPMC are referred to herein collectively as the “RHA Healthcare Operations.” On May 1, 2008, RHA purchased 100% of the issued and outstanding membership interests of SPMC. Beginning November 18, 2008, RHA began operating under the trade name “Southern Plains Medical Group.” On December 11, 2008, through one of our wholly-owned subsidiaries, we acquired the remaining 49% of the issued and outstanding membership units of RHA, making RHA an indirect wholly-owned subsidiary. We believe that these transactions are consistent with our current operating strategy.
Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA, the San Diego ambulatory surgical center and SPMC and (ii) equity positions in a diversified portfolio of minority interests in ambulatory surgical centers with a history of positive cash flows. In addition, we expect to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
In line with our strategy, we re-branded our activities. The operations in non-urban markets previously known as RHA were re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that SPMC has in the regional markets. In addition, effective September 29, 2009, we changed our name to “First Physicians Capital Group, Inc.” to reflect our focus on the healthcare industry.
FUNDING
We have sustained operating losses since our inception and had an accumulated deficit of approximately $86.0 million as of September 30, 2009, which has been funded primarily through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.
As of September 30, 2009 we had current liabilities of $12.5 million and current assets of $10.6 million. Significant events relating to funding of operations in the twelve-month period ended September 30, 2009 include:
•	In February 2009 we received $1,500,000 in connection with the issuance of two promissory notes under the Bridge Financing (as defined in Item 7, “Funding,” in this Form 10-K)
•	In March 2009 we received $500,000 in connection with the issuance of nine promissory notes under the Bridge Financing.
•	In April 2009 we received $200,000 in connection with the issuance of three promissory notes under the Bridge Financing.
•	In April and May 2009 we received $202,500 in connection with the exercise of then-outstanding warrants to purchase 405,000 shares of our Common Stock.
•	In June 2009 we received $350,000 in connection with the subscription of 350 shares of our Series 6-A Convertible Preferred Stock, par value $0.01 per share (the “6-A Preferred”) and warrants to purchase our Common Stock.
Upon completion of the RHA Acquisition in October 2007, RHA assumed a bank obligation in the amount of $4.4 million (the “RHA Loan”). With the completion of the SPMC acquisition by RHA in May 2008, we acquired SPMC bank obligations in the amount of $4.5 million. In December 2008, subsidiaries of RHA obtained three loans totaling an aggregate of $8.4 million, the proceeds of which were used for (i) the purchase of the real property and assets of the hospital operated by RHA in Stroud, Oklahoma for a consideration of $3.2 million pursuant to an existing option agreement; (ii) the repayment of the RHA Loan and (iii) the financing of capital expenditures, fees associated with the financings and working capital requirements (the “2008 Loans”). The 2008 Loans carry amortization schedules of 16-years to 20-years and are guaranteed up to 80% by the U.S. Department of Agriculture Rural Development 80% Business & Industry Loan Guarantee program (“USDA”). The completion of the 2008 Loans had the effect of reducing our current liabilities by $4.6 million.

Our management believes that we have adequate funding from the RHA Healthcare Operations and Del Mar, cash and cash equivalents, the 2008 Loans and the Bridge Financing for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. We will assist our subsidiaries in expanding their access to working capital as appropriate.
INTELLECTUAL PROPERTY
We formerly operated under the trademarks Tri-Isthmus Group™ and TIGroup™. In line with our strategy, we re-branded our activities. The operations in non-urban markets currently known as RHA were re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that SPMC has in the regional markets in which we operate. In addition, effective September 29, 2009, we changed our name to “First Physicians Capital Group, Inc.” to reflect our focus on the healthcare industry.
We do not currently have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, other than those that are incidental and customary to our business, such as licenses to use software applications.
EMPLOYEES
We have five employees at the parent company level as of January 7, 2010, including David Hirschhorn, our chairman and Chief Executive Officer, Donald C. Parkerson, our Chief Financial Officer, a director of corporate development, a corporate controller and an administrative secretary. We consider our relations with employees to be good. None of our employees are represented by a labor union or work under any collective bargaining agreement.
As of January 7, 2010, RHA and Del Mar employed 388 and 31 personnel, respectively. We consider relations with employees at each of RHA and Del Mar to be good. None of these employees are represented by a labor union or work under any collective bargaining agreement.
GOVERNMENT REGULATIONS
The United States healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Government regulation affects our business activities by controlling our growth, requiring licensure and certification for our facilities, regulating the use of our properties and controlling reimbursement to us for the services we provide.
State Licensing and CONs
State licensing of ambulatory surgical centers, rural hospitals and surgical hospitals is generally a prerequisite to the operation of each center and to participation in federally-funded programs, such as Medicare and Medicaid. Once a facility becomes licensed and operational, it must continue to comply with federal, state and local licensing and certification requirements, as well as local building and safety codes. In addition, every state imposes licensing requirements on individual physicians and facilities, as well as services operated and owned by physicians. Physician practices are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination and medical waste and other environmental issues.

Certificate of Need (“CON”) statutes and regulations control the development of ambulatory surgical centers in certain states. CON statutes and regulations generally provide that, prior to the expansion of existing centers, the construction of new centers, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. In giving approval, a designated state health planning agency must determine that a need exists for expanded or additional facilities or services. We do not operate in any CON states currently, but we may do so in the future.
Corporate Practice of Medicine
The laws of certain states in which we operate or may operate in the future do not permit business corporations to practice medicine, exercise control over physicians who practice medicine or engage in various business practices, such as fee-splitting with physicians. The interpretation and enforcement of these laws vary significantly from state to state. We are not required to obtain a license to practice medicine in any jurisdiction in which we currently own and operate ambulatory surgical centers, rural hospitals or surgical hospitals because these entities are not engaged in the practice of medicine as defined by state laws. The physicians who perform procedures at the ambulatory surgical centers, rural hospitals and surgical hospitals are individually licensed to practice medicine. In some instances, the physicians and physician group practices are not affiliated with us other than through the physicians’ ownership in the limited partnerships and limited liability companies that own the surgery centers and through the service agreements we have with some physicians. The laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation. We cannot provide assurances that our activities, if challenged, will be found to be in compliance with these laws.
Certification
We depend on third-party programs, including governmental and private health insurance programs, to reimburse us for services rendered to patients in our facilities. In order to receive Medicare reimbursement, each facility must meet the applicable conditions of participation set forth by the United States Department of Health and Human Services, or DHS, relating to the type of facility, the services it provides, its equipment, personnel and standard of medical care, as well as compliance with state and local laws and regulations, all of which are subject to change from time to time. Ambulatory surgical centers and hospitals undergo periodic on-site Medicare certification surveys. Each of our existing facilities is certified as a Medicare provider. Although we intend for our facilities to participate in Medicare and other government reimbursement programs, there can be no assurance that these centers will continue to qualify for participation.
Medicare-Medicaid Fraud and Abuse Provisions
Section 1128B(b) of the Social Security Act (the “Federal Anti-Kickback Statute”) prohibits the knowing or willful offering, payment, solicitation or receipt or remuneration, directly or indirectly, overtly or covertly, in cash or in kind, for: (1) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal or state healthcare program; or (2) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state healthcare program. The Federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000, imprisonment for up to five years, or both. Violations of the Federal Anti-Kickback Statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.
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

In addition to the Federal Anti-Kickback Statute, the Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.
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
Prohibition on Physician Ownership of Healthcare Facilities and Certain Self-Referrals
Section 1877(a) of the Social Security Act sets forth the federal physician self-referral law, commonly referred to as the “Stark Law,” which prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity, subject to certain exceptions. Sanctions for violating the Stark Law include civil money penalties of up to $15,000 per prohibited service provided and exclusion from the federal healthcare programs. The Stark Law applies to referrals involving the following services under the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs and inpatient and outpatient hospital services.
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
In 2003, Congress passed legislation modifying the hospital ownership exception to the Stark Law by creating an 18-month moratorium on allowing physician ownership of new specialty hospitals. While the moratorium technically expired in 2005, the DHS suspended the processing of new provider enrollment applications for specialty hospitals, effectively extending the moratorium. On August 28, 2006, CMS issued its final report to Congress (the “Final Report”) addressing the specialty hospital moratorium as required by the Deficit Reduction Act of 2005. In the Final Report, CMS declined to extend the suspension of processing new provider enrollment applications for specialty hospitals. CMS also declined to recommend an amendment to the whole hospital exception to exclude physician investments in specialty hospitals. Nevertheless, future regulatory changes may prohibit physicians from investing in specialty hospitals. The Stark Law defines a “specialty hospital” as a hospital that primarily or exclusively treats cardiac, orthopedic or surgical conditions or any other specialized category of patients or cases designated by regulation. According to this definition, we believe that none of our facilities is a “specialty hospital,” and therefore, the moratorium does not apply to our facilities. There can be no assurance, however, that the federal government will not amend the definition of “specialty hospital” to include the any of our facilities.
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

FCA claims may be brought by governmental enforcement authorities or by individuals on the government’s behalf under the FCA’s qui tam, or “whistleblower,” provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant defrauded the federal government. Additionally, HIPAA established (1) civil liability for upcoding and billing medically unnecessary items and services, and (2) federal criminal sanctions for healthcare fraud against a private, nongovernmental healthcare benefit program. Although we have implemented policies and procedures to avoid violations of these laws, there can be no assurance that the conduct will not be reviewed and challenged by whistleblowers or governmental enforcement authorities. Any adverse determination could subject us to criminal and civil liability.
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
Privacy Requirements and Administrative Simplification
Federal and state governmental enforcement authorities extensively regulate the confidentiality of patient health information. HIPAA privacy regulations regulate the use and disclosure of patient health information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the security of patient health information that is maintained or transmitted electronically. Further, as required by HIPAA, DHS has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically.
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
Environmental Regulation
Our operations generate medical waste that must be disposed of in compliance with federal, state and local environmental laws, rules and regulations. Our operations are also subject to compliance with various other environmental laws, rules and regulations. Such compliance costs are not significant, and we do not anticipate that they will be significant in the future.

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
COMPETITORS
In our current markets, we compete with other healthcare providers, including major acute care, surgical, specialty and rural hospitals and other surgery centers. We compete with other providers for patients, physicians and for contracts with insurers or managed care payors. There are several publicly-held companies, or divisions of large publicly-held companies, that acquire and develop freestanding multi-specialty surgery centers. Some of these competitors have greater resources than we do. The principal competitive factors that affect our ability and the ability of our competitors to acquire surgery centers and private surgical, rural and specialty hospitals are price, experience, reputation and access to capital. The principal competitive factors that affect our surgery centers are location and the quality of medical care provided by our physician-partners and other physicians who use our facilities.

Item 1A.	RISK FACTORS
ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS REPORT.
Risks Related to Our Business
We are subject to uncertainties regarding healthcare reform.
Both houses of the United States Congress are working on healthcare reform legislation. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. Similar legislation may be considered by states or other regulators. We cannot predict whether any healthcare reform proposals will be adopted. If adopted, such reforms could harm our business. It is possible that these reforms may be interpreted and applied in a manner that is inconsistent with our business practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our business practices, which could have an adverse effect on our business. Complying with these various reforms could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We have a need for ongoing financing.
We will need additional capital to continue to maintain and expand our operations and will endeavor to raise funds through the sale of equity shares and other types of securities and revenues from operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating capital and capital expenditure requirements during the fiscal year ending September 30, 2010 and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financings, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing Common Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations. If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.
The recent disruption in the overall economy and the financial markets may adversely impact our business.
Many industries, including businesses providing healthcare solutions outside of traditional hospital settings, have been affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer spending, which could be harmful to our financial position. Disruptions in the overall economy may also lead to a lower collection rate on billings as consumers or businesses are unable to pay their bills in a timely fashion. Decreased cash flow generated from our businesses may adversely affect our financial position and our ability to fund our operations. In addition, macroeconomic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets. The disruption in the credit markets may also adversely affect the availability of financing for our acquisition of interests in ambulatory surgical centers, rural hospitals, surgical hospitals and other healthcare delivery platforms. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.
We are dependent for our success on a few key executive officers. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital.
Our success depends to a critical extent on the continued efforts and services of our Chief Executive Officer, David Hirschhorn, our Chief Financial Officer, Donald C. Parkerson and the President and Chief Operating Officer of RHA, Thomas Rice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement or replacements, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to us. Although Mr. Hirschhorn and Mr. Rice have signed employment agreements with us, their agreements do not preclude them from leaving us, nor can we assure you that the noncompetition provisions contained in their employment agreements would be enforceable in any such event.

If we are unable to acquire and develop additional healthcare facilities on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.
Part of our strategy to increase our revenues and earnings is through the continuing acquisition of interests in rural hospitals, physician practices, ambulatory surgical centers, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians’ ambulatory surgical centers. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The businesses we acquire may experience losses in their early months of operation, or may never become profitable. We may not be successful in acquiring additional companies or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are unable to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.
We have incurred significant losses and may incur losses in the future.
We have sustained operating losses since inception and had an accumulated deficit of approximately $85.8 million as of September 30, 2009. This deficit has been funded primarily through sales of equity, the issuance of promissory notes and cash generated from operations. Our management intends to continue in the pursuit of a growth strategy defined by acquisitions. We anticipate that our operating expenses will increase in the foreseeable future as we increase our acquisition activities, and continue to develop our technology, products and services. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
If we incur material liabilities as a result of acquiring companies, hospitals or ambulatory surgical centers, our operating results could be adversely affected.
Although we conduct extensive due diligence prior to the acquisition of companies, hospitals, ambulatory surgical centers, physician practices and other healthcare businesses, and seek indemnification from prospective sellers covering unknown or contingent liabilities, we may acquire companies that have material liabilities for failure to comply with healthcare laws and regulations or other past activities. Although we maintain professional and general liability insurance, we do not currently maintain insurance specifically covering any unknown or contingent liabilities that may have occurred prior to any acquisition. If we incur these liabilities and are not adequately indemnified or insured for them, our operating results and financial condition could be adversely affected.
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
As noted above, we may use a portion of our cash resources to pursue acquisition opportunities. If we decide to seek such opportunities, our future results will be dependent on our ability to identify, attract and complete desirable acquisition opportunities, which may take considerable time. In addition, our cash position, $2.3 million at September 30, 2009, may limit the scale and therefore the number of opportunities available. Our future results will be dependent on the performance of the acquired businesses, if any. We may not be successful in identifying, attracting or acquiring desirable acquisition candidates, or in realizing profits from any acquisitions.
With the completion of the acquisition of the San Diego ambulatory surgical centers, our strategy evolved during the Fiscal Year Ended January 31, 2007 from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we are actively seeking to build our portfolio of interests in healthcare services operations, including ambulatory surgical centers, rural hospitals, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. Our strategy is predicated on management’s belief that the provision of flexible financial solutions to ambulatory surgical centers, specialty hospitals and other healthcare platforms aligns our interests with those of physician-partners, providing the basis for interdependent relationships that will establish sound operating partnerships and deliver solid risk adjusted returns. Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA and the San Diego ambulatory surgical center and (ii) equity positions in a diversified portfolio of minority interests in ambulatory surgical centers with a history of positive cash flows. In addition, we will selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
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

Continued growth in the number of uninsured and underinsured patients or further deterioration in the collectability of the accounts of such patients could harm our results of operations.
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
In the ordinary course of business, our subsidiary hospitals are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. We self-insure a substantial portion of our liability risks for property and other typical insurance coverage with commercial carriers, subject to self-insurance retention levels, but we do not have any coverage for malpractice liability. We believe that, based on our past experience and actuarial estimates, our insurance coverage and our self-insurance reserves are sufficient to cover claims arising from the operations of our subsidiary hospitals. However, if payments for claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed and our results of operations could be adversely impacted. We believe that our insurance is adequate in amount and coverage. However, in the future, insurance may not be available at reasonable prices or we may have to increase our levels of self-insurance.
Because we have facilities in Oklahoma and California, we may incur liabilities or have operational difficulties as a result of damage from tornados, mudslides, earthquakes and wildfires, as well as damage from other natural disasters.
We own and operate hospitals in Oklahoma. Oklahoma has one of the highest rates of tornado activity in the United States. Potential tornado damage and disruption to our hospitals, as well as employees’ homes, local businesses, local infrastructure (such as roads and bridges leading to our hospitals) and physicians’ offices could be extensive. If we experience damage as a result of tornados or other natural disasters in the vicinity of any of our Oklahoma facilities, the results of operations could be harmed due to financial losses to repair or rebuild our facilities or disruption to our customers or employees that could negatively impact our operations.
We also own and operate facilities in California. Mudslides, earthquakes, wildfires and other natural disasters occur frequently in California. Potential damage and disruption in our facilities, local businesses, local infrastructure (such as roads and bridges leading to our hospitals) or employees’ homes located in California as a result of mudslides, earthquakes, wildfires or other natural disasters could be substantial. If we experience mudslides, earthquakes, wildfires or other natural disasters in the vicinity of any of our California facilities, our reputation and results of operations could be harmed due to financial losses to repair or rebuild our facilities or disruption to our customers or employees that could hurt our ability to effectively provide our services.
Risks Related to Our Industry/General Market Conditions
Current and future disruptions in the banking industries may limit our access to our funds or cause us to lose funds, which could negatively impact our business.
We are affected by certain economic factors that are beyond our control, including changes in the overall banking environment. Due to the current economic climate, some banks may fail. The rate of bank failures has increased significantly in recent periods. A large percentage of our cash is held in banks, not all of our cash is insured by the FDIC against an event of bank failure and it would be impractically burdensome to rearrange our banking relationships to ensure a 100% insurance coverage rate on our deposits. Should a bank at which we have a deposit fail, we could lose all funds that are not insured or face significant delays in recovering funds if any recovery of our uninsured amounts is possible at all. The loss of our cash, or the ability to access our cash, could have a material adverse affect on our business and could possibly cause us to file for bankruptcy or be forced to dissolve.

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
For the past several years, significant media and public attention has been focused on the hospital industry due to ongoing investigations related to referrals, cost reporting and billing practices, laboratory and home healthcare services and physician ownership of joint ventures involving hospitals. Both federal and state government agencies have previously announced heightened and coordinated civil and criminal enforcement efforts. Moreover, the OIG and the DOJ have, from time to time, established enforcement initiatives that focus on specific areas of suspected fraud and abuse. Recent initiatives included a focus on hospital billing practices.
In March 2005, CMS implemented a three-year pilot recovery audit contractor program, commonly known as “RAC,” covering providers in certain states where we operate hospitals. RAC auditors are independent contractors hired by CMS. Among other things, the auditors have been focusing on clinical documentation supporting billings under the Medicare program. If an auditor concludes that such documentation does not support the provider’s Medicare billings, CMS will revise the amount due to the provider, compare such amount to what was previously paid and withhold the difference from a current remittance. The affected facility can appeal the auditor’s decision through an administrative process. At the conclusion of the pilot demonstration program, a permanent program may be implemented that will include hospital providers throughout the country.
We closely monitor our billing and other hospital practices to maintain compliance with prevailing industry interpretations of applicable laws and regulations, and we believe that our practices are consistent with those in our industry. However, government investigations could be initiated that are inconsistent with industry practices and prevailing interpretations of existing laws and regulations. In public statements, government authorities have taken positions on issues for which little official interpretation had been previously available. Some of those positions appear to be inconsistent with practices that have been common within our industry and, in some cases, they have not yet been challenged. Moreover, some government investigations that were previously conducted under the civil provisions of federal law are now being conducted as criminal investigations under fraud and abuse laws.

We cannot predict whether we will be the subject of future governmental investigations or inquiries. Any determination that we have violated applicable laws or regulations or even a public announcement that we are being investigated for possible violations could harm our business by the issuance of injunctions requiring that we change our practices, loss of confidence by customers and damage to our reputation, fines and other losses. Becoming subject to such investigations could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
We believe that we are in material compliance with applicable laws and regulations. However, if we fail or have failed to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in Medicare, Medicaid and other government-sponsored healthcare programs. New interpretations or enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses. Current or future legislative initiatives or government regulation may have a material adverse effect on our operations or reduce the demand for our services.
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
The healthcare industry is subject to many laws and regulations designed to deter and prevent practices deemed by the government to be fraudulent or abusive. Unless an exception applies, Stark Law prohibits physicians from referring Medicare or Medicaid patients to providers of enumerated “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement. Such referrals are deemed to be “self-referrals” due to the physician’s financial relationship with the entity providing the designated health services. Moreover, many states have adopted or are considering similar legislative proposals, some of which extend beyond the scope of the Stark Law to prohibit the payment or receipt of remuneration for the prohibited referral of patients for designated healthcare services and physician self-referrals, regardless of the source of the payment for the patient’s care.

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
Our hospital facilities are subject to EMTALA, which requires every hospital participating in the Medicare program to conduct a medical screening examination of each person presented for treatment at its emergency room. If a patient is suffering from an emergency medical condition, the hospital must either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition, regardless of the individual’s ability to pay for care. EMTALA imposes severe penalties if a hospital fails to screen, appropriately stabilize or transfer a patient, or if a hospital delays service while first inquiring about the patient’s ability to pay. Such penalties include, but are not limited to, civil monetary penalties and exclusion from participation in the Medicare program. In addition to civil monetary penalties, an aggrieved patient, a patient’s family or a medical facility that ultimately suffers a financial loss as a direct result of a transferring hospital’s EMTALA violation can commence a civil suit under EMTALA. Although we believe that our facilities comply with EMTALA, there can be no assurances that claims will not be brought against us and, if successfully asserted against one or more of our hospitals, such claims could adversely affect our business and results of operations.
Our hospitals face competition for medical support staff, including nurses, pharmacists, medical technicians and other personnel, which may increase our labor costs and adversely affect our business.
We are highly dependent on our experienced medical support personnel, including nurses, pharmacists and lab technicians, seasoned local hospital management and other medical personnel. We compete with other healthcare providers to recruit and ultimately retain these healthcare professionals. On a national level, a shortage of nurses and other medical support personnel has become a significant operating issue for a number of healthcare providers. In the future, this shortage may require us to enhance wages and benefits to recruit and retain such personnel or require us to hire expensive temporary and per diem personnel. Additionally, to the extent that a significant portion of our employee base unionizes, or attempts to unionize, our labor costs could increase. If our wages and related expenses increase, we may not be able to raise our reimbursement rates correspondingly. Our failure to recruit and retain qualified hospital management, nurses and other medical support personnel or modulate our labor costs could adversely affect our results of operations and harm our business.
If we do not continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.
There are ongoing technological advances regarding CT scanners, MRI equipment, positron emission tomography (“PET”) scanners and other similar equipment. In order to effectively compete, we must continually assess our equipment needs and upgrade when significant technological advances occur. If our hospitals do not stay abreast of the technological advances in the healthcare industry, patients may seek treatment from other providers and physicians may refer their patients to alternate sources.
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
We have broad discretion in how we use our limited cash resources. In general, our stockholders will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use our cash resources. The choices of our Board of Directors and management on how to apply the funds could have a material adverse effect on our financial condition.
We may finance acquisitions by issuing additional capital stock or incurring substantial debt, both of which could have negative consequences.
As noted, we may use a portion of our resources to pursue acquisition opportunities and the timing, size and success of our acquisition efforts and any associated capital commitments cannot be readily predicted. We may raise additional funds to complete such acquisitions. Generally, our Board of Directors has the power to issue new equity (to the extent of authorized shares) without stockholder approval. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be diluted, our earnings and book value per share could be diluted and, if such equity securities take the form of preferred stock, the holders of such preferred stock may have the rights, preferences or privileges senior to those of holders of Common Stock. If we are able to raise additional funds through the incurrence of debt, and we do so, we would likely become subject to restrictive financial covenants and other risks associated with the incurrence of debt.
The market for our Common Stock may be illiquid.
The 90-day average daily trading volume of our registered Common Stock in the over-the-counter markets derived from historical data reported by finance.google.com as of January 7, 2010 was approximately 297 shares and we have had some days with no trading. There can be no assurance that trading volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.
Our common stock is not listed on a national securities exchange.
Our Common Stock is currently traded on the Over The Counter Bulletin Board, commonly referred to as the “OTCBB,” and we do not currently meet the listing requirements for the NASDAQ Global Market or any other national securities exchange in the United States. The fact that our Common Stock is not listed for trading in such markets may have an effect on the perception of us among potential investors or acquirers and may adversely affect the liquidity of our shares and therefore can have an effect on our ability to complete such transactions or raise additional funds.

Item 2.	PROPERTIES
The following principal facilities are leased by us and are material to our operations:

Facility	Address	Lease Term	Monthly Rent	Area (sq. ft.)

Outpatient Surgery	12264 El Camino Real, Suite 55	Lease expires	$20,169.07	6,684
Center	San Diego, California 92130	1/1/2016; one,
		seven year option
		to extend

RHA Home Office	3555 N.W. 58th Street, Suite 700	Lease expires	$13,429.50	10,232
	Oklahoma City, Oklahoma 73112	11/30/2012

The Chandler Clinic	114 North Highway 18	Lease expires	$7,417.50	4,470
	Chandler, Oklahoma 74834	4/30/2014

Office Sublease	433 N. Camden, Suite 810	Lease expires	$4,800.00	1183.5
from HSP, Inc.	Beverly Hills, California 90210	11/1/2012
RHA operates three hospitals and one clinic in Oklahoma. The following properties are owned by RHA and are material to our operations as of September 30, 2009:

Facility	Address	Area (sq. ft.)

Hospital and Medical Office Buildings	1002 E. Central Boulevard	57,887
	Anadarko, Oklahoma 73005

Hospital and Medical Office Building	1101 S. Byrd	37,393
	Tishomingo, Oklahoma 73460

Physician Clinic	2222 W. Iowa Avenue	65,800
	Chickasha, OK 73018

Hospital and Clinic	2308 Highway 66 West	33,333
	Stroud, Oklahoma 74079

Item 3.	LEGAL PROCEEDINGS
None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 29, 2009, we held an Annual Meeting of Stockholders for the submission of the following matters to a vote of security holders: 1) to elect five (5) directors to serve until the 2010 Annual Meeting of Stockholders or until their successors have been duly elected and qualified; 2) to amend our Certificate of Incorporation to change our name from Tri-Isthmus Group, Inc. to First Physicians Capital Group, Inc.; 3) to ratify the appointment of Whitley Penn LLP, as our independent accountants for the Fiscal Year Ended September 30, 2009 and 4) to transact any other business properly brought before the meeting or any adjournments or postponements thereof. Mr. Houlihan was elected, and Messrs. Hirschhorn, Sells, Parker, and Schwartz were each re-elected, to serve on the Board of Directors. The amendment of our Certificate of Incorporation to change our name to First Physicians Capital Group, Inc. was approved. The appointment of Whitley Penn LLP as our independent accountants for the Fiscal Year Ended September 30, 2009 was ratified. No other business was transacted at the meeting, nor any adjournments or postponements thereof.
The voting tabulation with respect to the re-election of the Board of Directors is as follows: 1) Mr. Hirschhorn received 29,416,912 votes in favor of, and 175,114 votes withheld from, his re-election; 2) Mr. Sells received 29,425,509 votes in favor of, and 166,517 votes withheld from, his re-election, 3) Mr. Parker received 29,120,224 votes in favor of, and 471,802 votes withheld from, his re-election; 4) Mr. Schwartz received 29,105,298 votes in favor of, and 486,728 votes withheld from, his re-election and 5) Mr. Houlihan received 29,425,509 votes in favor of, and 166,517 votes withheld from, his election. There were zero broker non-votes with respect to the re-election of any of the directors.
The amendment of our Certificate of Incorporation to change our name from Tri-Isthmus Group, Inc. to First Physicians Capital Group, Inc. received 29,578,571 votes in favor of such amendment, 12,040 votes against such amendment and 1,415 abstentions with respect to such amendment. There were zero broker non-votes with respect to such amendment.
The ratification of Whitley Penn LLP as our independent accountants for the Fiscal Year Ended September 30, 2009 received 28,943,550 votes in favor of such ratification, 647,053 votes against such ratification and 1,423 abstentions with respect to such ratification. There were zero broker non-votes with respect to such ratification.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
PERFORMANCE GRAPH
The following graph reflects the cumulative stockholder return (change in stock price plus reinvested dividends) of a $100 investment in our Common Stock for the five-year period from January 31, 2003 through September 30, 2009, in comparison with the NASDAQ Market Index, our prior self-determined industry peer group index and our current self-determined industry peer group index1. Although our Common Stock stopped trading on the NASDAQ National Market on December 21, 2001, and now trades in the over-the-counter market, we have compared the cumulative total stockholder return of our Common Stock with the NASDAQ Market Index because we believe this provides stockholders with a broad index comparison. The comparisons are not intended to forecast or be indicative of the possible future performance of our Common Stock.

[1]	Our current self-determined peer group is made up of AmSurg Corp., Community Health Systems, Inc., Health Management Associates, Inc., Novamed, Inc., and Universal Health Services, Inc. Our prior self-determined peer group index is made up of Community Health Systems, Inc., Health Management Associates, Inc., and Lifepoint Hospitals, Inc.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG FIRST PHYSICIANS CAPITAL GROUP, INC. PEER GROUP AND
NASDAQ COMPOSITE INDEX
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING SEPT. 30, 2009
ASSUMES $100 INVESTED ON JAN 31, 2003

The Fiscal Year Ended	1/31/2003	1/31/2004	1/31/2005	1/31/2006	9/30/2007	9/30/2008	9/30/2009

Company/Index/Market
First Physicians Capital Group, Inc.	$100.00	$32.00	$8.57	$51.43	$20.57	$20.57	$34.29
Peer Group Index	$100.00	$175.49	$232.48	$239.60	$177.72	$183.86	$181.35
Old Peer Group Index	$100.00	$138.40	$139.56	$141.62	$106.51	$100.54	$104.54
NASDAQ Market Index	$100.00	$156.26	$157.97	$171.29	$210.49	$147.43	$160.68
Our current self-determined peer group is made up of AmSurg Corp., Community Health Systems, Inc., Health Management Associates, Inc., Novamed, Inc. and Universal Health Services, Inc. Our prior self-determined peer group index is made of Community Health Systems, Inc., Health Management Associates, Inc. and Lifepoint Hospitals, Inc.

MARKET INFORMATION
Our Common Stock is traded in the over-the-counter market under the symbol “FPCG.OB.” The following table presents, for the periods indicated, the high and low bid prices per share of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The Fiscal Year Ended September 30, 2009	High	Low

First Quarter	$0.75	$0.15
Second Quarter	1.00	0.30
Third Quarter	0.70	0.50
Fourth Quarter	0.80	0.36

The Fiscal Year Ended September 30, 2008	High	Low

First Quarter	$0.37	$0.26
Second Quarter	0.51	0.29
Third Quarter	0.89	0.35
Fourth Quarter	0.75	0.31
STOCKHOLDERS
As of January 7, 2010, and to the best of our records, there were approximately 2,685 stockholders of record of our Common Stock.
DIVIDENDS
We have never declared or paid cash dividends on our Common Stock or preferred stock. Holders of our Series 1-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by the Board of Directors, of $0.20 per share annually. Holders of our Series 2-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by the Board of Directors, in an amount equal to 8% of the price originally paid to us for each share of Series 2-A Convertible Preferred Stock. Holders of our Series 5-A Convertible Preferred Stock, par value $0.01 per share (the “5-A Preferred”) are entitled to non-cumulative dividends, if declared by the Board of Directors, of $40 per share annually. Holders of our 6-A Preferred are entitled to non-cumulative dividends, if declared by the Board of Directors and pari passu with 5-A Preferred, of $40 per share annually. No dividend may be declared and paid upon shares of our Common Stock in any fiscal year unless dividends on all such preferred stock have been paid or declared and set aside for payment to holders of our preferred stock for such fiscal year. We currently intend to retain all future earnings to finance future growth and therefore do not anticipate declaring or paying any cash dividends in the foreseeable future.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights at	warrants and rights	column (a)) at
	Sep. 30, 2009	at Sep. 30, 2009	Sep. 30, 2009
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(2)(5)(6)(7)(8)(9)	8,355,983	$0.61191	9,682,601
Equity compensation plans not approved by security holders(1)(3)(4)	1,420,206	$0.7773	12,579
Total	9,776,189	$0.6359	9,695,180

(1)	In July 2000, our Board of Directors approved a stock option plan (the “2000 Plan”). Our stockholders have not approved this plan. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750 shares of Common Stock, as adjusted for our November 2002 reverse stock split (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of September 30, 2009, options to purchase an aggregate of 27,171 shares of Common Stock are classified as outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. We do not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered.

(2)	In 2001, at our 2001 Annual Meeting, our stockholders approved two equity compensation plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of Common Stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of Common Stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event will the maximum number of shares of Common Stock which may be issued under the 2001 Plan as incentive stock options exceed 20,000,000. The weighted average exercise price under the 2001 Plan shall be fixed by the Plan Administrator (as that term is defined in the 2001 Plan) and, in the case of an incentive option, shall be limited by the following: 1) the exercise price per share shall not be less than 100% of the fair market value (as that term is defined in the 2001 Plan) per share of our Common Stock on the date of option grant and 2) in the event that the optionee is a 10% stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share of Common Stock on the date of option grant. We have granted various incentive stock options as well as non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant. As of September 30, 2009, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 17,756,180, and as of September 30, 2009, 9,682,601 shares remain available for issuance. The maximum number of shares of Common Stock that may be purchased under our ESPP is 350,000, with a weighted average exercise price of $1.48. As of September 30, 2009, we have discontinued offering the ESPP, no shares have been issued subsequent to the original issuance, and we currently have no intention to issue additional shares under the ESPP. Since its inception, a total of 22,940 shares of Common Stock have been purchased pursuant to the ESPP.

(3)	On November 20, 2001, our Board of Directors approved a grant of options to purchase a total of 3,750 shares (adjusted for reverse split) of our Common Stock at an exercise price of $2.00 per share to Robert N. Schwartz, one of the members of our Board of Directors.

(4)	On August 2, 2005, our Board of Directors approved the issuance of warrants to purchase an aggregate of 727,500 shares of our Common Stock at an exercise price of $0.35 per share to the seven initial members of our Advisory Board, as compensation for participation on our Advisory Board. The shares underlying these warrants became fully vested in August 2007. In August 2008, three of the initial Advisory Board members exercised their warrants in full and a total of 302,500 shares of Common Stock were issued. The other four initial Advisory Board members, holding an aggregate of 425,000 shares of Common Stock, allowed their warrants to expire unexercised. In December 2006, our Board of Directors approved the issuance of a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $0.45 per share to Steven Spector, upon his addition as a member to the Advisory Board. The shares underlying the warrant issued to Mr. Spector became fully vested on December 12, 2008. The warrant issued to Mr. Spector expired unexercised on December 12, 2008. On September 11, 2007, our Board of Directors approved the issuance of warrants to purchase an aggregate of 350,000 shares of our Common Stock at an exercise price of $0.45 per share to six new members of our Advisory Board. The shares underlying these warrants became fully vested on September 13, 2009 and expired on September 13, 2009. On February 15, 2008, our Board of Directors approved the issuance of a warrant dated October 30, 2007, to purchase a total of 714,285 shares of our Common Stock at an exercise price of $0.45 per share to Brian Potiker, in consideration for his continued service as a member of our Advisory Board. The shares underlying the warrant issued to Mr. Potiker became fully vested on October 30, 2008, and the warrant was exercised on October 30, 2009. During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 125,000 shares of our Common Stock to individuals for participation on our Advisory Board. These warrants were issued at an exercise price of $0.625. One-third of the shares underlying the warrants vested immediately, one-third vest on March 16, 2010 and one-third vest on March 16, 2011. These warrants expire on March 16, 2012. As of September 30, 2009, all of these warrants remain outstanding. During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 150,000 shares of our Common Stock to a member of the newly-created Medical Advisory Board. These warrants were issued an exercise price of $0.625. One-third of the shares underlying the warrants vested immediately upon issuance on June 10, 2009, and the remaining two-thirds vest on June 10, 2010. These warrants expire on June 10, 2012. As of September 30, 2009, all of these warrants remain outstanding.

(5)	On November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our Common Stock at an exercise price of $0.40 per share to two independent directors. The shares underlying these options vested in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005.

(6)	On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our Common Stock to David Hirschhorn pursuant to the 2001 Plan. These options are exercisable for a period of seven years at an exercise price of $0.625 per share. Mr. Hirschhorn’s shares vest according to the following schedule: 1,250,000 shares vested on July 1, 2009; 1,250,000 shares vest on July 1, 2010; 1,250,000 shares vest on July 1, 2011; 1,250,000 shares vest on July 1, 2012 and the last 1,250,000 vest on July 1, 2013.

(7)	On November 10, 2008, in connection with Thomas Rice’s employment agreement, we entered into an Option Grant Agreement under which we granted Mr. Rice an incentive stock option to purchase up to 500,000 shares of Common Stock at an exercise price of $0.625 per share. Mr. Rice’s shares vest according to the following schedule: 125,000 shares vested immediately on November 10, 2008; 125,000 shares vested on November 10, 2009 and the remaining 250,000 shares vest on November 10, 2010. The option expires on November 15, 2015.

(8)	On April 22, 2009, pursuant to the terms of our 2001 Plan, we granted incentive stock options (the “2009 Employee Options”) to 126 of our subsidiaries’ employees (the “2009 Employee Optionees”) to purchase an aggregate of 1,319,390 shares of Common Stock in variable individual amounts. Pursuant to the terms of the Option Grant Agreements, and subject to the terms of the 2001 Plan, the shares of Common Stock subject to the 2009 Employee Options (the “2009 Employee Option Shares”) vest according to the following schedule: (1) one-quarter vested immediately upon the date of issuance; (2) an additional one-quarter of the 2009 Employee Option Shares vest upon the passing of the one year anniversary of the date of issuance and (3) the remaining one-half of the 2009 Employee Option Shares vest upon the second anniversary of the date of issuance. The 2009 Employee Options were issued at an exercise price of $0.625 per share and are exercisable by the 2009 Employee Optionees with respect to all or any of the vested Shares until April 22, 2016, subject to the terms and conditions of the 2001 Plan and the related Option Grant Agreements. As of September 30, 2009, 161,003 of these options have been forfeited due to employee terminations.

(9)	On May 27, 2009, in connection with the employment of David Jamin as the administrator of RHA Stroud, LLC, we entered into an Option Grant Agreement, under which we granted to Mr. Jamin an incentive stock option to purchase up to 20,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on May 27, 2016. Mr. Jamin’s option to purchase Common Stock shall vest incrementally on the following vesting schedule: (1) 6,667 shares vest on May 27, 2010; (2) 6,667 shares vest on May 27, 2011; and (3) 6,666 shares shall vest on May 27, 2012.
SALES OF UNREGISTERED EQUITY SECURITIES
During the Transition Period Ended September 30, 2007, we sold and issued an aggregate of 1,175 shares of 5-A Preferred and warrants to purchase an aggregate of 705,000 shares of Common Stock, pursuant to Series 5-A Preferred Stock and Warrant Purchase Agreements to various investors through private placements. Each investor represented to us in writing that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act.

On May 15, 2008, we sold and issued 25 shares of 5-A Preferred to an investor, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement. Such investor represented to us in writing that he was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. In connection with this issuance, we also issued warrants to purchase 15,000 shares of our Common Stock to an investor, pursuant to the same Series 5-A Preferred Stock and Warrant Purchase Agreement. These warrants are exercisable for a period of 2 years at an exercise price of $0.50 per share. Such investor represented to us in writing that he was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act.
In May 2009, we accepted warrant exercises in the amount of 60,000 shares of Common Stock for an aggregate amount of $30,000 from one investor, who represented to us in writing that he is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The shares were issued pursuant to the exercise of warrants originally issued on March 23, 2007, in connection with a private placement of our 5-A Preferred to various investors.
In September 2009, we accepted warrant exercises in the amount of 60,000 shares of Common Stock for an aggregate amount of $30,000 from two investors, each of whom represented to us in writing that he is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The shares were issued pursuant to the exercise of warrants originally issued on August 10, 2007 and March 8, 2007 in connection with a private placement of our 5-A Preferred to various investors.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal		Transition		Fiscal
	Year		Period		Year
	Ended		Ended		Ended
	Sep. 30,		Sep. 30,		Jan. 31,
	2009	2008	2007	2007	2006	2005

Revenue	$39,090	$29,641	$2,452	$702	$—	$254
Operating expenses	46,631	34,689	4,444	2,453	2,175	2,503
Net income/(loss) before minority interest	(9,874)	(5,601)	(1,990)	(1,748)	(2,170)	(2,252)
Minority interest	(177)	1,368	93	168	—	—
Net profit/(loss) per share allocable to common stockholders	(10,368)	(7,111)	(1,897)	(1,580)	(2,170)	(2,252)
- Basic	$(0.94)	$(0.86)	$(0.50)	$(0.43)	$(0.91)	$9.77
- Diluted	N/A	N/A	N/A	N/A	N/A	$9.53
Cash and cash equivalents	2,324	2,970	733	286	1,289	1,064

Accounts receivables	4,891	6,289	1,418	1,403	—	—
Property and equipment, net	17,033	12,277	1,163	1,115	1	40
Goodwill	759	759	759	987	—	—
Total assets	29,491	26,498	4,504	4,571	1,579	2,714
Current liabilities	12,450	9,803	1,624	839	552	779
Long term liabilities	12,441	1,091	—	—	—	—
Minority interest	1,083	967	920	1,285	—	—
Non-redeemable preferred stock	191	191	191	191	191	191
Redeemable preferred stock	12,282	14,432	5,019	4,050	1,307	—
Stockholders’ equity/ (deficit)	(8,956)	(4,350)	(3,250)	(1,603)	(280)	1,744

Item 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
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
OVERVIEW
From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with BPO solutions into and across the Asia-Pacific region. In November 2004, our active business operations ceased with the sale of our BPO operations in Asia.
On December 2, 2005, we resumed active operations through newly created indirect subsidiaries, and we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in Del Mar and Point Loma, two separate outpatient surgical centers in the San Diego ambulatory surgical centers. In June 2007, we consolidated the operations of the San Diego ambulatory surgical centers at the Del Mar facility.
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of RHA. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services units all focused the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA completed a material acquisition with the purchase of SPMC, a multi-specialty physician practice, also located in Oklahoma. Beginning November 18, 2008, RHA began operating under the trade name “Southern Plains Medical Group.” On December 11, 2008, through a wholly-owned subsidiary, we acquired the remaining 49% of the issued and outstanding membership units of RHA, thus making RHA an indirect wholly-owned subsidiary of ours.
CHANGE IN THE FISCAL YEAR END
In November 2007, our Board of Directors approved a change to our fiscal year end from January 31 to September 30. In view of this change, this report includes the twelve-month periods ended September 30, 2009 and 2008, the eight-month Transition Period Ended September 30, 2007 and the twelve-month periods ended January 31, 2007, 2006 and 2005. References to 2007 refer to the Transition Period Ended September 30, 2007 unless otherwise specified. Throughout Management’s Discussion and Analysis in this Item 7, data for all periods are derived from our audited consolidated financial statements.
FUNDING
We have sustained operating losses since our inception and had an accumulated deficit of approximately $86.0 million as of September 30, 2009, which has been funded primarily through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations. With the completion of the acquisition of the San Diego ambulatory surgical centers in November 2006 and the acquisition of RHA in October 2007, we resumed active business operations.
As of September 30, 2009 we had current liabilities of $12.5 million and current assets of $10.6 million.

In December 2008, subsidiaries of RHA completed the 2008 Loans. The completion of the 2008 Loans, which carry amortization schedules of 16 years to 20 years and are guaranteed up to 80% by the USDA, had the effect of reducing our current liabilities by $4.6 million.
In 2009, we completed a bridge financing transaction (the “Bridge Financing”) for $2.2 million, which was consummated in three separate closings. The notes are due and payable as follows: $1.5 million was due on November 6, 2009, $0.5 million was due on December 3, 2009, $0.1 million was due on December 31, 2009 and $50,000 are due on January 14, 2010. On the due dates of the $1.5 million due on November 6, 2009, the $0.5 million due on December 3, 2009 and the $0.1 million due on December 31, 2009, we exercised our right to extend the due dates to February 6, 2010, March 3, 2010 and March 31, 2010, respectively.
Our management believes that we have adequate funding from the RHA Healthcare Operations and Del Mar, cash and cash equivalents, the 2008 Loans and the Bridge Financing for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
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
Cash and Cash Equivalents
Cash consists of cash on hand and amounts deposited with high quality financial institutions. Amounts on deposit at times exceeds the FDIC insurance limits. Cash equivalents are highly liquid instruments including cash in money market current accounts that are interest-bearing, capital guaranteed and without any withdrawal restrictions.
Restricted cash consists of funds on deposit with a bank held as security for debt relating to the SPMC acquisition.

Accounts Receivable
Accounts receivable are reported at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation, employers and patients. A significant portion of our revenues are concentrated with federal and state agencies.
Additions to the allowance for doubtful accounts are made by means of the line item “Provision for Doubtful Accounts” in our financial statements. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.
We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we considered the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental healthcare coverage.
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
Impairment of Goodwill and Long-lived Assets
We review long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment. For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable and annually for goodwill and other intangible assets not subject to amortization. Recoverability of an asset is measured by comparison of its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and for which management has committed a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.
In the Fiscal Year Ended September 30, 2009, we determined that an impairment to the goodwill previously recorded upon the acquisition of RHA had occurred. An impairment charge of $209,000 was recorded. In the Fiscal Year Ended September 30, 2008, we recorded an impairment of $308,000 with respect to fixed assets at Point Loma arising from the termination of activities at this facility as part of our review of long-lived assets, certain identifiable intangible assets and goodwill.
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
Accounting for Uncertainty in Income Taxes
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.
Functional Currency
Our functional currency is United States dollars.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles in the United States are included in comprehensive income (loss) but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income (loss) is composed of unrealized gains and losses on foreign currency translation adjustments.
Stock-Based Compensation
Effective February 1, 2006, we adopted the fair value recognition provisions of FASB ASC 718, “Accounting for Compensation Arrangements,” using the modified prospective application method. Our stock option plans are described in Note 15 to our financial statements contained in Item 8 of this Form 10-K.
Earnings Per Share
Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average shares of Common Stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average shares of Common Stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the conversion of our preferred stock to Common Stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase Common Stock, computed using the treasury stock method.
Recent Accounting Pronouncements
In September 2006, the FASB issued authoritative guidance on “Fair Value Measurements.” The new guidance sets forth the standards for using fair value to measure assets and liabilities. It addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The new standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of fiscal year 2009. Adoption of the new standard did not have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued new standards regarding “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of the previous standards relative to the Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Adoption of this pronouncement is optional and management has elected not to adopt this standard.
In December 2007, the FASB issued guidance on “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This guidance requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the income statement. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We do not expect that the adoption of the new rules will have a material impact on our financial condition or results of operation.
In December 2007, the FASB issued updated guidance on business combinations. This guidance applies the acquisition method of accounting for business combinations where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. The updated guidance requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We do not expect that the adoption will have a material impact on our financial condition or results of operation.
In June 2009, the FASB established the FASB ASC as the single authoritative source for GAAP. The ASC was effective for financial statements that cover interim and annual reports ended after September 15, 2009. While not intended to change GAAP, the ASC significantly changed the way in which the accounting literature is organized. Because the ASC completely replaced existing standards, it affected the way GAAP is referenced by companies in their financial statements and accounting policies. Our adoption and use of the ASC beginning with the Fiscal Year Ended September 30, 2009 did not have an impact on our financial position, results of operations or cash flows.
Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Carrying value of notes payable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

RESULTS OF OPERATIONS (All amounts in thousands)

	Fiscal	Fiscal	Transition	Fiscal
	Year	Year	Period	Year
	Ended	Ended	Ended	Ended
	Sep. 30,	Sep. 30,	Sep. 30,	Jan. 31,
	2009	2008	2007	2007

Revenue from services	$39,090	$29,641	$2,452	$702
Selling, general and administrative expenses and provision for doubtful accounts	44,075	33,336	3,966	2,255
Amortization of stock-based compensation	1,245	339	250	198
Impairment of long-lived assets and goodwill	209	308	228	—
Depreciation and amortization	1,102	706	—	—

Total costs and expenses	46,631	34,689	4,444	2,453

Operating loss	(7,541)	(5,048)	(1,992)	(1,751)
Other income (expense)	(281)	—	—	—
Interest income	42	320	2	3
Interest expense	(2,094)	(873)	—	—

Net loss from operations before taxation and non-cash beneficial conversion feature	(9,874)	(5,601)	(1,990)	(1,748)
Minority interest	(177)	1,368	93	168
Taxation		—	—	—

Net loss before non-cash beneficial conversion feature	(10,051)	(4,233)	(1,897)	(1,580)
Non-cash beneficial conversion feature preferred dividend	(317)	(2,878)	—	—

Net loss allocable to common stockholders	$(10,368)	$(7,111)	$(1,897)	$(1,580)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS — FISCAL YEAR ENDED SEPTEMBER 30, 2009 COMPARED TO YEAR ENDED SEPTEMBER 30, 2008, EIGHT-MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 AND YEAR ENDED JANUARY 31, 2007
Revenue
Revenue of $39.1 million was generated in the Fiscal Year Ended September 30, 2009 compared with $29.6 million in the Fiscal Year Ended September 30, 2008, $2.5 million in the Transition Period Ended September 30, 2007 and $0.7 million in the Fiscal Year Ended January 31, 2007. Revenue in the Fiscal Year Ended September 30, 2009 increased 32.1%, primarily due to increased revenues generated by SPMC. Revenue in the Fiscal Year Ended September 30, 2008 reflects only five months of operations for SPMC. The increase in the Fiscal Year Ended September 30, 2008 over the Transition Period Ended September 30, 2007 was primarily due to revenues derived from the San Diego ambulatory surgical center and the delivery of healthcare services at the RHA Healthcare Operation commencing with the RHA Acquisition in October 2007. Revenues in Fiscal Year Ended January 31, 2007 reflect only two months of operations for the San Diego ambulatory surgical centers during the period.
Selling, General and Administrative Expenses and Provision for Doubtful Accounts
Selling, general and administrative expenses, including provision for doubtful accounts, consisted primarily of employee-related costs that are not directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to certain other outside services, including services delivered by the San Diego ambulatory surgical centers.
Selling, general and administrative expenses and provision for doubtful accounts totaled $44.1 million in the Fiscal Year Ended September 30, 2009 and $33.3 million in the Fiscal Year Ended September 30, 2008, for an increase of 32.4%. The increase, which was commensurate with the increase in revenue, is due to the operations of SPMC. Selling, general and administrative expenses for the Transition Period Ended September 30, 2007 were $4.0 million. The expenses for the Fiscal Year Ended September 30, 2008 reflect the increased costs associated with operating the RHA Healthcare Operations and a full year of operating costs of the San Diego ambulatory surgical centers, while the Transition Period Ended September 30, 2007 only includes corporate expenditures and two months of operating costs for the San Diego ambulatory surgical centers. Selling, general and administrative expenses totaled $2.3 million in the Fiscal Year Ended January 31, 2007.

Amortization of Stock-Based Compensation
Significant components of amortization of stock-based compensation are as follows:
On August 18, 2005, in connection with its approval of employment agreements for each of David Hirschhorn and Todd Parker, our then-Co-Chairmen of the Board and then-Co-Chief Executive Officers, our Board of Directors approved the issuance of an aggregate of 1,600,000 shares of restricted Common Stock to Messrs. Hirschhorn and Parker, with Mr. Hirschhorn to receive 1,250,000 shares and Mr. Parker to receive 350,000 shares. The compensation expense for these shares was recorded as deferred compensation expense and amortized over the three-year term of the employment agreements. These shares were issued to Messrs. Hirschhorn and Parker in November 2005. The amortization recognized is $51,000, $71,000, $27,000 and $0 in Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007 and the Fiscal Year Ended January 31, 2006 (the “Fiscal Year Ended January 31, 2006”), respectively. Pursuant to Mr. Parker’s resignation as Co-Chief Executive Officer and Co-Chief Financial Officer in September 2007, the number of shares held by Mr. Parker originally received pursuant to the August 18, 2005 agreement have been reduced from 350,000 to 301,389.
On August 2, 2005, we issued warrants to purchase 727,500 shares of our Common Stock to seven individuals for participation on our Advisory Board. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1% and exercise price of $0.35. The warrants had a calculated value of $161,001, recognized over the two-year vesting period. For the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007 and the Fiscal Year Ended January 31, 2006, we recorded charges of $0, $0, $27,000, $54,000 and $80,000, respectively, in respect of the amortization of these warrants.
On November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our Common Stock at an exercise price of $0.40 per share to two independent directors. These options vest in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005, and were issued with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk-free interest rates of 4.1% and exercise price of $0.40. The effective date of the issuance was August 1, 2005. The options had a calculated value of $82,223, recognized over the vesting period. For the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007 and the Fiscal Year Ended January 31, 2006, the amortization recognized was $0, $23,000, $18,000, $27,000 and $14,000, respectively.
In December 2006, we issued a warrant to purchase 50,000 shares of our Common Stock to an individual for participation on our Advisory Board. The warrant was issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5% and exercise price of $0.45. The warrants had a calculated value of $20,000, recognized over the two-year vesting period. For the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007 and the Fiscal Year Ended January 31, 2006, we recorded charges of $1,000, $7,000, $6,000, $2,000 and $0, respectively, in respect of the amortization of the warrant.
On December 12, 2006, our Board of Directors approved the grant of an option to acquire an aggregate of 120,000 shares of our Common Stock at an exercise price of $0.42 per share to Dennis M. Smith. The shares underlying this option vest in quarterly increments over three years. The option was granted with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5% and exercise price of $0.45. The option had a calculated value of $47,162, recognized over the vesting period. For the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007, the Fiscal Year Ended January 31, 2007 and the Fiscal Year Ended January 31, 2006, the amortization recognized was $4,000, $16,000, $10,000, $3,000 and $0, respectively.
On July 16, 2007, we issued a warrant to purchase 50,000 shares of our Common Stock to a company for services rendered. The warrant was issued with Black-Scholes assumptions of 212% volatility, $0.32 share price, risk-free interest rates of 4.5% and exercise price of $0.45. For the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008 and the Transition Period Ended September 30, 2007, we recorded charges of $6,000, $9,000 and $1,000, respectively, in respect of the amortization of the warrant.

On September 13, 2007, we issued warrants to purchase an aggregate of 350,000 shares of our Common Stock to four individuals for participation on our Advisory Board. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.1% and exercise price of $0.45. For the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008 and the Transition Period Ended September 30, 2007, we recorded charges of $6,000, $6,000 and $0, respectively, in respect of the amortization of the warrants.
On October 10, 2007, subsequent to the completion of the Transition Period Ended September 30, 2007, our Board of Directors approved the grant of an option pursuant to the 2001 Plan to acquire an aggregate of 600,000 shares of our Common Stock at an exercise price of $0.3125 to Dennis M. Smith, following his appointment as our Chief Financial Officer. Mr. Smith’s shares vested according to the following schedule: 150,000 shares vested upon the grant of the option and 150,000 shares vested on October 10, 2008. Mr. Smith’s employment was terminated on January 26, 2009 and all options under this grant were forfeited. For the Fiscal Years Ended September 30, 2009 and 2008, the amortization recognized was $3,000 and $38,000, respectively.
On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our Common Stock pursuant to the 2001 Plan to David Hirschhorn. These options are exercisable for a period of seven years at an exercise price of $0.625 per share. Mr. Hirschhorn’s shares vest according to the following schedule: 1,250,000 shares vested on July 1, 2009; 1,250,000 shares vest on July 1, 2010; 1,250,000 shares vest on July 1, 2011; 1,250,000 shares vest on July 1, 2012 and the last 1,250,000 vest on July 1, 2013. For the Fiscal Year Ended September 30, 2009 and the Fiscal Year Ended September 30, 2008, the amortization recognized was $741,000 and $185,000, respectively.
On November 10, 2008, in connection with the appointment of Thomas Rice as President and Chief Operating Officer of RHA, we entered into an Option Grant Agreement, under which we granted to Mr. Rice an incentive stock option to purchase up to 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on November 10, 2015. Mr. Rice’s option to purchase Common Stock shall vest incrementally on the following vesting schedule: (1) 125,000 shares vested immediately on November 10, 2008; (2) 125,000 shares vested on November 10, 2009; and (3) 250,000 shares shall vest on November 10, 2010. For the Fiscal Year Ended September 30, 2009, the amortization recognized was $86,000.
On April 22, 2009, pursuant to the terms of our 2001 Plan, we granted the 2009 Employee Options to the 2009 Employee Optionees to purchase an aggregate of 1,319,390 shares of Common Stock in variable individual amounts. Pursuant to the terms of the Option Grant Agreements, and subject to the terms of the 2001 Plan, the 2009 Employee Option Shares vest according to the following schedule: (1) one-quarter vested immediately upon the date of issuance; (2) an additional one-quarter of the 2009 Employee Option Shares vest upon the passing of the one year anniversary of the date of issuance; and (3) the remaining one-half of the 2009 Employee Option Shares vest upon the second anniversary of the date of issuance. The 2009 Employee Options were issued at an exercise price of $0.625 per share and are exercisable by the 2009 Employee Optionees with respect to all or any of the vested 2009 Employee Option Shares until April 22, 2016, subject to the terms and conditions of the 2001 Plan and the related Option Grant Agreements. For the Fiscal Year Ended September 30, 2009, the amortization recognized was $201,000.
On May 27, 2009, in connection with the employment of David Jamin as the administrator of Stroud Regional Medical Center, we entered into an Option Grant Agreement, under which we granted to Mr. Jamin an incentive stock option to purchase up to 20,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on May 27, 2016. Mr. Jamin’s option to purchase Common Stock shall vest incrementally on the following vesting schedule: (1) 6,667 shares vest on May 27, 2010; (2) 6,667 shares vest on May 27, 2011; and (3) 6,666 shares shall vest on May 27, 2012. For the Fiscal Year Ended September 30, 2009, the amortization recognized was $2,000.

Impairment of Long-Lived Assets and Goodwill
In the Fiscal Year Ended September 30, 2009, we determined that an impairment to the goodwill previously recorded upon the acquisition of RHA had occurred and an impairment charge of $209,000 was recorded. In the Fiscal Year Ended September 30, 2008, we recorded an impairment of $308,000 in respect of fixed assets at Point Loma arising from the termination of activities at this facility, as part of our review of long-lived assets, certain identifiable intangible assets and goodwill. For the Fiscal Year Ended January 31, 2007, we tentatively classified the excess of the purchase price over the estimated fair value of the tangible net assets acquired as goodwill. We hired an outside appraiser to assist in the determination of any impairment in goodwill as of September 30, 2007. Based on this analysis, we determined that an impairment to the assigned values in the amount of $228,000 had occurred at September 30, 2007. There were no impairment charges during the Fiscal Year Ended January 31, 2007.
Operating Loss
As a result of the foregoing, we had an operating loss in the Fiscal Year Ended September 30, 2009 of $7.5 million compared to an operating loss of $5.0 million in the Fiscal Year Ended September 30, 2008, or an increase of 50.0%. We had an operating loss of $2.0 million for the Transition Period Ended September 30, 2007 and $1.8 million for the Fiscal Year Ended January 31, 2007. The operating loss increased as a result of costs associated with the RHA Acquisition and the integration and operation of the RHA Healthcare Operations.
Other Income (Expense)
We recognized a $281,000 loss from the sale of a 10.9% equity interest in Del Mar in the Fiscal Year Ended September 30, 2009.
Interest Income
We had interest income of $42,000 in the Fiscal Year Ended September 30, 2009, $320,000 in the Fiscal Year Ended September 30, 2008, $2,000 in the Transition Period Ended September 30, 2007 and $3,000 in the Fiscal Year Ended January 31, 2007. This represents a change of 86.9% compared with the Fiscal Year Ended September 30, 2008, 2000% compared with the Transition Period Ended September 30, 2007 and 1300% compared with the Fiscal Year Ended January 31, 2007. The fluctuation in interest income arose as a result of changes in the amount of cash held in interest-bearing accounts during the period.
Interest Expense
We recorded interest expense of $2.1 million in the Fiscal Year Ended September 30, 2009 and $0.9 million in the Fiscal Year Ended September 30, 2008, reflecting an increase of 133.3%. This increase was due primarily to the increased borrowings under the loans entered into in December 2008 and the Bridge Financing. The interest expense in the Fiscal Year Ended September 30, 2008 arose from interest incurred from the promissory notes issued to finance the RHA Acquisition and the RHA bank loans. We had no interest expenses in the Transition Period Ended September 30, 2007 or the Fiscal Year Ended January 31, 2007 because we had no loans outstanding during those periods.
Minority Interest
In the Fiscal Year Ended September 30, 2009, minority interest amounted to $0.2 million, compared to ($1.4) million for the Fiscal Year Ended September 30, 2008, ($0.1) million in the Transition Period Ended September 30, 2007 and ($0.2) million in the Fiscal Year Ended January 31, 2007. The increase in minority expense over the prior years is due to the our acquisition of the minority ownership of RHA, which sustained operating losses during those prior periods.
Taxation
FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.

Net Income or Loss Before Non-Cash Beneficial Conversion Feature
As a result of the foregoing, we recorded a net loss of $10.1 million, $4.2 million, $1.9 million and $1.6 million, in the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008, the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007, respectively. This represents a change of 140.5% compared with the Fiscal Year Ended September 30, 2008, 431.6% compared with the Transition Period Ended September 30, 2007 and 531.3% compared with the Fiscal Year Ended January 31, 2007. The net loss increased as a result of costs associated with the RHA Acquisition and the integration and operation of the RHA Healthcare Operations.
Non-Cash Beneficial Conversion Feature Preferred Dividend
In the Fiscal Year Ended September 30, 2009, we recognized a $0.3 million non-cash beneficial conversion feature preferred dividend expense compared to $2.9 million in the Fiscal year Ended September 30, 2008, relating to the issuance of our 5-A Preferred and 6-A Preferred, each together with warrants, during the periods. The expense, which arose from a beneficial conversion feature resulting from the fact that such convertible securities could be converted into our Common Stock at an amount below its market price on the commitment date of the securities, was recognized in accordance with FASB standards on accounting for convertible securities with beneficial conversion features. We recorded no beneficial conversion feature preferred dividend expense in the Transition Period Ended September 30, 2007 or the Fiscal year Ended January 31, 2007.
Net Income or Loss Allocable to Common Stockholders
Net income or loss allocable to common stockholders is computed from net income or loss and adding or deducting deemed non-cash dividend to preferred stockholders and credit on exchanges. We had net loss allocable to common stockholders of $10.4 million, or ($0.94) per basic share in the Fiscal Year Ended September 30, 2009, compared with $7.1 million, or $(0.86) per basic share in the Fiscal Year Ended September 30, 2008, compared with $1.9 million, or $(0.50) per basic share, in the Transition Period Ended September 30, 2007 and a net loss of $1.6 million, or $(0.43) per basic share, in the Fiscal Year Ended January 31, 2007. This represents a change of 46.5% compared with the Fiscal Year Ended September 30, 2008, 447.4% compared with the Transition Period Ended September 30, 2007 and 550.0% compared with the Fiscal Year Ended January 31, 2007. The net loss per basic share increased as a result of increases in net loss during the Fiscal Year Ended September 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents totaled $2.3 million as of September 30, 2009, compared with $3.0 million as of September 30, 2008, $0.7 million as of September 30, 2007 and $0.3 million as of January 31, 2007.
At September 30, 2009, we had a working capital deficit of $1.8 million and a stockholders’ deficit of $9.0 million, as compared to a working capital of $2.9 million and a stockholders’ deficit of $4.4 million at September 30, 2008, a working capital deficit of $1.0 million and a stockholders’ deficit of $3.3 million at September 30, 2007 and a working capital deficit of $1.6 million and stockholders’ deficit of $1.6 million as of January 31, 2007.
The changes to stockholders’ equity are primarily due to costs associated with staffing, administration and reporting, the RHA Acquisition, the integration and operation of the RHA Healthcare Operations and the San Diego ambulatory surgical center. These costs were partially offset by the revenues generated by the RHA Healthcare Operations, the San Diego ambulatory surgical center, a management fee received in respect of the San Diego ambulatory surgical centers, and new funds raised through the sale and issuance of new shares of our preferred stock. We have long-term liabilities of $12.4 million as of September 30, 2009, $1.1 million as of September 30, 2008 and had no long-term liabilities as of September 30, 2007 or January 31, 2007. To date, we have financed our operations primarily through sales of preferred equity, issuance of promissory notes, cash from operations and cash generated from the disposal of our interest in our subsidiary, Vsource Asia.

Net cash used in operating activities totaled $3.5 million in the Fiscal Year Ended September 30, 2009, compared with $5.5 million in the Fiscal Year Ended September 30, 2008, $0.6 million in the Transition Period Ended September 30, 2007 and $1.2 million in the Fiscal Year Ended January 31, 2007. The increase in net cash used in the Fiscal Years Ended September 30, 2009 and September 30, 2008 arose from the net operating costs associated with the RHA Healthcare Operations, Del Mar and the costs associated with administration and reporting.
Net cash used by investing activities in the Fiscal Year Ended September 30, 2009 was $4.3 million, compared to $2.0 million in the Fiscal Year Ended September 30, 2008. Net cash used in investing activities for the Transition Period Ended September 30, 2007 and for Fiscal Year Ended January 31, 2007 amounted to $0.1 million for both periods. The net cash used by investing in the Fiscal Year Ended September 30, 2009 was primarily due to the purchase of real property for our hospital located in Stroud, Oklahoma and the acquisition of the remaining membership units in RHA, which we did not previously own. The net cash used by investing in the Fiscal Year Ended September 30, 2008 resulted primarily from the RHA Acquisition and the acquisition of SPMC by RHA.
Net cash provided by financing activities was $7.2 million in the Fiscal Year Ended September 30, 2009, compared with $9.7 million in the Fiscal Year Ended September 30, 2008, $1.2 million in the Transition Period Ended September 30, 2007 and $0.3 million in the Fiscal Year Ended January 31, 2007. Net cash provided by financing activities in the Fiscal Year Ended September 30, 2009 was providing primarily by the issuance of promissory notes. Net cash provided by financing activities in the Fiscal Year Ended September 30, 2008 was provided by the issuance of new preferred stock, the issuance of new Common Stock arising from the exercise of warrants and net proceeds from borrowings. Net cash provided by financing activities in the Transition Period Ended September 30, 2007 was provided by the issuance of new preferred stock. Net cash provided by financing activities in the Fiscal Year Ended January 31, 2007 came from the issuance of 5-A Preferred and other equity.
At September 30, 2009, we had total liabilities of $24.9 million and assets of $29.5 million.
OFF-BALANCE SHEET FINANCING
We currently have no “off-balance sheet” financing arrangements.
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
Contractual Obligations (in thousands)

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$13,169	$935	$3,208	$2,052	$6,974
Capital lease obligations	300	93	176	31	—
Operating lease obligations	5,271	1,243	2,580	1,152	296
Other contractual obligations	345	120	153	72	—
Total	$19,085	$2,391	$6,117	$3,307	$7,270
“Other contractual obligations” consist primarily of obligations to purchase goods or services that are enforceable and legally binding on us. These obligations specify all significant terms and are not cancellable without a penalty. Our obligations primarily relate to software licensing, clinical coding, medical waste removal, equipment maintenance and linen service.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Our exposure to market risk for changes in interest rates relates primarily to our cash on deposit with high quality financial institutions and a portion of our long-term debt that is based on prime rates. We are exposed with respect to interest rate fluctuations in the U.S. as changes in U.S. interest rates affect the interest earned on our cash and interest paid on our debt. However, changes in interest income and interest expense will not have a material impact on our financial results.
FOREIGN CURRENCY RISK
We derive our revenues from operations in the United States. All of our revenues are currently denominated in U.S. dollars. An increase or decrease in the value of the U.S. dollar relative to foreign currencies does not have a material impact on the demand for our services or on our expenses. Currently, we do not hedge against any foreign currencies and, as a result, could incur unanticipated gains or losses.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of First Physicians Capital Group, Inc.
We have audited the accompanying consolidated balance sheets of First Physicians Capital Group, Inc. (formerly Tri-Isthmus Group, Inc.) (the “Company”), as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then-ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP Dallas, Texas
January 11, 2010

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	Sep. 30,	Sep. 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,324	$2,970
Restricted cash	1,523	1,514
Accounts receivable, net of allowance for uncollectible accounts	4,891	6,289
Advance to affiliated entity (Note 7)	—	72
Prepaid expenses	111	103
Other current assets	1,772	1,754

Total current assets	10,621	12,702
Property and equipment, net	17,033	12,277
Goodwill (Note 8)	759	759
Other assets	1,078	760

Total assets	$29,491	$26,498

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable	$3,598	$2,944
Accrued expenses	3,515	2,715
Notes payable	4,309	3,980
Current maturities of long term debt	1,028	164

Total current liabilities	12,450	9,803
Long term debt, net of current portion	12,441	1,091
Notes payable	—	4,364

Total liabilities	24,891	15,258

Minority interest (Note 11)	1,083	967

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of Sep. 30, 2009 and 2008)	166	166
Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as Sep. 30, 2009 and 2008)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock: (Note 14)
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 8,987 shares issued and outstanding as of Sep. 30, 2009 and 2008)	7,819	7,819
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,957 and 4,607 shares issued and outstanding as of Sep. 30, 2009 and Sep. 30, 2008, respectively)	4,463	4,113
Series B preferred stock issued by subsidiary ($0.01 par value, 38,250 shares authorized, zero shares and 19,990 shares issued and outstanding as of Sep. 30, 2009 and 2008, respectively)	—	2,500

Total redeemable preferred stock	12,282	14,432
Stockholders’ equity/(deficit):
Common stock ($0.01 par value, 100,000,000 shares authorized; 13,448,683 and 10,322,927 shares issued and outstanding as of Sep. 30, 2009 and Sep. 30, 2008, respectively)	136	103
Additional paid-in-capital	77,109	71,301
Accumulated deficit	(86,070)	(75,702)
Other comprehensive income (loss)	(52)	(52)
Treasury stock, at cost (93,494 shares as of Sep. 30, 2009)	(79)	—

Total stockholders’ equity/(deficit)	(8,956)	(4,350)

Total liabilities, preferred stock and stockholders’ equity/(deficit)	$29,491	$26,498

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal	Fiscal
	Year	Year
	Ended	Ended
	Sep. 30, 2009	Sep. 30, 2008

Revenue from services	$39,090	$29,641
Cost and expenses:
Selling, general and administrative expenses	39,514	29,544

Provision for doubtful accounts	4,561	3,792

Amortization of stock-based compensation (Note 15)	1,245	339
Impairment of long-lived assets and goodwill	209	308
Depreciation and amortization	1,102	706

Total costs and expenses	46,631	34,689

Operating loss	(7,541)	(5,048)
Interest income	42	320
Interest expense	(2,094)	(873)
Other income (expense)	(281)	—
Minority interest	(177)	1,368

Net loss from operations before taxation and non-cash beneficial conversion feature	(10,051)	(4,233)
Taxation	—	—
Non-cash beneficial conversion feature preferred dividend	(317)	(2,878)

Net loss allocable to common stockholders	$(10,368)	$(7,111)

Net loss per common share:
Basic	$(0.94)	$(0.86)
Diluted	N/A	N/A
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except for shares data)

			Additional		Other		Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Amount	Capital	Deficit	Income (Loss)	Stock	Deficit

Balance at Sep. 30, 2007	3,828,739	$38	$65,355	$(68,591)	$(52)	$0	$(3,250)
Net Loss				(7,111)			(7,111)
Issuance of Common Stock	6,494,188	65	2,175				2,240
Issuance of warrants			554				554
Beneficial Conversion Feature related to preferred stock issuance			2,878				2,878
Stock based compensation			339				339

Balance at Sept. 30, 2008	10,322,927	$103	$71,301	$(75,702)	$(52)	$0	$(4,350)

Net Loss				(10,368)			(10,368)
Issuance of Common Stock	160,000	2	98				100
Conversion of Series B Preferred to Common Stock	2,384,250	25	2,477				2,502
Proceeds from exercise of warrants	525,000	5	258				263
Beneficial Conversion Feature related to preferred stock issuance			317				317
Stock based compensation	150,000	1	1,244				1,245
Issuance of warrants as discount on convertible debt			1,184				1,184
Equity transactions in consolidated affiliates (see note 11)			230				230
Purchase of treasury stock	(93,494)					(79)	(79)

Balance at Sept. 30, 2009	13,448,683	$136	$77,109	$(86,070)	$(52)	$(79)	$(8,956)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal	Fiscal
	Year	Year
	Ended	Ended
	Sep. 30, 2009	Sep. 30, 2008

Cash flows from operating activities:
Net loss	$(10,051)	$(4,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	177	(1,368)
Depreciation and amortization	1,102	706
Bad debt provision/(writeback)	4,561	3,792
Loss from sale of investments	281	—
Impairment loss on property and equipment	—	308
Amortization of stock-based compensation	1,245	339
Amortization of debt discount	952	233
Impairment loss on goodwill	209	—
Changes in working capital components:
Accounts receivable	(3,163)	(4,275)
Accounts payable and accrued expenses	1,455	348
Others	(275)	(1,322)

Net cash used in operating activities	(3,507)	(5,472)
Cash flows from investing activities:
Purchase of property and equipment	(4,515)	(676)
Purchase of equity interest in consolidated affiliate	(35)	—
Payments from affiliated entity		33
Proceeds from sale of equity interests in consolidated affiliate	325	—
Restricted cash	(9)	(1,514)
Acquisition of subsidiaries, net of cash acquired	(55)	175

Net cash used in investing activities	(4,289)	(1,982)
Cash flows from financing activities:
Borrowings on convertible loans	2,200	1,650
Payments on notes payable	(5,786)	(2,613)
Proceeds on notes payable	10,246	162
Distributions to minority partners	(144)	—
Purchase of treasury stock	(79)	—
Proceeds from exercise of warrants	263	440
Proceeds from issuance of preferred stock, net of cost	350	10,052
Proceeds from issuance of Common Stock	100	—

Net cash provided by financing activities	7,150	9,691
Net increase/(decrease) in cash and cash equivalents	(646)	2,237

Cash and cash equivalents at beginning of year	2,970	733

Cash and cash equivalents at end of year	$2,324	$2,970

Supplemental cash flow information:
Cash paid for interest	$1,204	$873
Cash paid for taxes	—	—
Non-cash transaction — Purchase of the 49% minority interest in RHA for a promissory note of $1,800,000, first payment of $50,000 paid at closing.
The fair value of warrants issued in conjunction with the convertible notes amounted to $932,000. The beneficial conversion feature associated with the convertible notes amounted to $253,000.
The fair value of warrants issued in conjunction with the issuance of preferred stock amounted $84,473. The beneficial conversion feature associated with the preferred stock amounted to $317,000.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Company Background
We were originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing (“BPO”) solutions into and across the Asia-Pacific region. In November 2004, our active business operations ceased with the sale of our BPO operations in Asia.
On December 16, 2005, at our Annual Meeting of Stockholders, our stockholders voted to amend our Certificate of Incorporation to change our legal name from “Vsource, Inc.” to “Tri-Isthmus Group, Inc.” (“TIGroup”) and to reduce the number of authorized shares of our common stock, par value $0.01 per share (the “Common Stock”), from 500,000,000 shares to 100,000,000 shares, as described in our Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2005. The reduction of the number of authorized shares of our Common Stock did not affect the number of shares of Common Stock issued and outstanding.
During the fiscal year ended January 31, 2007 (the “Fiscal Year Ended January 31, 2007”), we resumed active operations following the acquisition of two ambulatory surgical centers located in Southern California. On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California, Point Loma Surgical Center, L.P. and Outpatient Surgery of Del Mar, L.P., and we completed these acquisitions on November 16, 2006. On February 9, 2007, we converted these limited partnerships into Outpatient Surgery of Point Loma, L.L.C. (“Point Loma”) and Outpatient Surgery of Del Mar, L.L.C. (“Del Mar,” and, together with Point Loma, the “San Diego ambulatory surgical centers”), respectively. In June 2007, we consolidated the operations of the San Diego ambulatory surgical centers at the Del Mar facility.
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC, an Oklahoma limited liability company (“RHA”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA Anadarko, LLC, a wholly owned subsidiary of RHA, purchased 100% of the issued and outstanding membership interests of Southern Plains Medical Center (“SPMC”). Founded in 1915, SPMC is one of the oldest continuously operating multi-specialty physician practices in the United States. Located in Chickasha, Oklahoma, SPMC’s 15 physicians and other licensed healthcare providers deliver primary and specialty care in the following areas: family medicine; pediatrics; internal medicine; acute care; occ/med; general surgery; gynecology; ophthalmology; orthopedic surgery; radiology; oncology; cardiology and urology. Ancillary services provided onsite include imaging (computer-assisted tomography (“CT”), magnetic resonance imaging (“MRI”), mammography, x-ray, EKG, vascular and ultra-sound bone densitometry) and laboratory services. SPMC also provides urgent care services outside of normal business hours seven days a week through its “Quick Care” department. Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, we acquired the remaining 49% of the issued and outstanding membership units of RHA, making RHA an indirect wholly-owned subsidiary of ours.
On December 12, 2008, we and certain of our subsidiaries entered into three loan agreements, effective November 6, 2008, with two Oklahoma-based lenders, Canadian State Bank and Valliance Bank, resulting in an aggregate debt financing of $8.4 million. We obtained the financing to purchase the building and real property of the Stroud Regional Medical Center Hospital and clinics, refinance existing loans totaling $4.6 million, upgrade facilities at the Johnston Memorial Hospital and improve the consolidated balance sheet and maintain general working capital. The loans are evidenced by promissory notes issued by RHA Anadarko, LLC, RHA Stroud, LLC and RHA Tishomingo, LLC, two of which mature on November 6, 2028 and one of which matures on November 6, 2024.

On May 1, 2009, we purchased The Chandler Clinic (“TCC”), a family medical practice located in Chandler, Oklahoma. TCC is located within the service area of the Stroud Regional Medical Center.
On September 29, 2009, at our Annual Meeting of Stockholders, our stockholders voted to amend our Certificate of Incorporation to change our legal name from “Tri-Isthmus Group, Inc.” to “First Physicians Capital Group, Inc.” to reflect our focus on the healthcare industry. We became First Physicians Capital Group, Inc. on September 29, 2009.
Current Operations
Following the sale of our BPO operations in November 2004, we reduced our headcount significantly to a two-person staff when David Hirschhorn and Todd Parker joined us as our Co-Chief Executive Officers in July 2005. Our new management initiated a growth strategy defined by acquisitions. Our management team and Board of Directors have been and are currently comprised of a group of individuals with complementary talents across a broad range of disciplines, including mergers and acquisitions, finance and operations.
During the Fiscal Years Ended January 31, 2006 and January 31, 2007, our management team focused our acquisition strategy on the healthcare industry.
In December 2006, we resumed active operations following the acquisition of the San Diego ambulatory surgical centers.
In 2007, we refined our acquisition strategy to focus on the delivery of financial and managerial services to healthcare facilities in non-urban markets.
In September 2007, David Hirschhorn became our sole Chief Executive Officer upon Todd Parker’s resignation. Dennis M. Smith, formerly a director and senior consultant to us, re-joined us as our Chief Financial Officer. On October 9, 2008, Mr. Smith’s employment agreement with us was terminated. Effective January 26, 2009, Mr. Smith ceased to be our Chief Financial Officer. Upon the termination of his employment agreement, Mr. Smith had certain contractual rights, pursuant to which we continued to pay Mr. Smith until April 9, 2009. Mr. Smith was offered a severance package to continue his pay beyond April 9, 2009 in recognition for past services rendered, and Mr. Smith accepted the severance package which entitled him to severance payments which began May 10, 2009 and lasted until October 20, 2009. Mr. Smith had and has no disagreements with us on any matter related to our operations, policies or practices. On March 3, 2009, Mr. Smith resigned as a member of our Board of Directors.
In November 2008, we appointed Thomas Rice as President of RHA. Mr. Rice has over 37 years’ experience in the administration and operation of healthcare facilities, including key senior management positions with major Oklahoma-based healthcare services companies. Also in November 2008, we announced the addition of Donald C. Parkerson as Chief Financial Officer of RHA, a position he held until June 2009 when he ceased acting as the CFO of RHA. On January 30, 2009, Mr. Parkerson was also appointed as our Chief Financial Officer. Mr. Parkerson has served in financial leadership positions with companies in healthcare businesses during his more than 30-year career. In November 2008, we hired Richard Rentsch as Vice President of Finance of RHA, and currently he serves as the Chief Accounting Officer of RHA. Mr. Rentsch is an experienced financial leader with more than 25 years of healthcare experience.
Our support staff at RHA’s hospitals and Del Mar consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities of the surgery center and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery centers is limited to licensed physicians. With the acquisition of SPMC in May 2008, we added 15 physicians and other healthcare providers to our team at RHA as employees. Our business depends upon the efforts and success of these physicians and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.

As discussed above, in December 2008, RHA became an indirect wholly-owned subsidiary of ours with the acquisition by RHA of the interests not already held by us.
Strategy
Our initial strategy was to identify and invest in “platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments, ambulatory surgical centers and rural hospitals, stood out in terms of fundamentally-favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, under-served market. We determined that the top-down trends and attractive cash flows of ambulatory surgical centers made this an area of particular interest. Less well-known, however, is the non-urban sector, which has suffered from a long-term lack of access to capital despite providing care to more than 50 million people in the United States. We determined that focusing on rural healthcare would represent a significant long-term opportunity for us. We believe that we have identified a differentiated approach based on the recognition that the physician is at the center of the healthcare industry. Our operating philosophy is tied to a belief that the provision of flexible financial solutions to rural hospitals and ambulatory surgical centers through the alignment of our interests with those of the physicians will result in a strong, predictable cash flow stream with excellent risk adjusted returns.
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of RHA. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. Together, the acquisition of RHA and the subsequent acquisition of SPMC by RHA are referred to herein collectively as the “RHA Acquisition,” and the three RHA hospitals, the medical clinic, ancillary support services units and SPMC are referred to herein collectively as the “RHA Healthcare Operations.” On May 1, 2008, RHA purchased 100% of the issued and outstanding membership interests of SPMC. Beginning November 18, 2008, RHA began operating under the trade name “Southern Plains Medical Group.” On December 11, 2008, through one of our wholly-owned subsidiaries, we acquired the remaining 49% of the issued and outstanding membership units of RHA, making RHA an indirect wholly-owned subsidiary. We believe that these transactions are consistent with our current operating strategy.
Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA, the San Diego ambulatory surgical center and SPMC and (ii) equity positions in a diversified portfolio of minority interests in ambulatory surgical centers with a history of positive cash flows. In addition, we expect to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
In line with our strategy, we re-branded our activities. The operations in the non-urban market previously known as RHA were re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that SPMC has in the regional markets. In addition, effective September 29, 2009, we changed our name to “First Physicians Capital Group, Inc.” to reflect our focus on the healthcare industry.
Funding
We have sustained operating losses since our inception and had an accumulated deficit of approximately $86.0 million as of September 30, 2009, which has been funded primarily through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.
As of September 30, 2009 we had current liabilities of $12.5 million and current assets of $10.6 million. Significant events relating to funding of operations in the twelve-month period ended September 30, 2009 include:
•	In February 2009 we received $1,500,000 in connection with the issuance of two promissory notes under the Bridge Financing (as defined in Item 7, “Funding,” in this Form 10-K)
•	In March 2009 we received $500,000 in connection with the issuance of nine promissory notes under the Bridge Financing.

•	In April 2009 we received $200,000 in connection with the issuance of three promissory notes under the Bridge Financing.
•	In April and May 2009 we received $202,500 in connection with the exercise of then-outstanding warrants to purchase 405,000 shares of our Common Stock.
•	In June 2009 we received $350,000 in connection with the subscription of 350 shares of our Series 6-A Convertible Preferred Stock, par value $0.01 per share (the “6-A Preferred”) and warrants to purchase our Common Stock.
Upon completion of the RHA Acquisition in October 2007, RHA assumed a bank obligation in the amount of $4.4 million (the “RHA Loan”). With the completion of the SPMC acquisition by RHA in May 2008, we acquired SPMC bank obligations in the amount of $4.5 million. In December 2008, subsidiaries of RHA obtained three loans totaling an aggregate of $8.4 million, the proceeds of which were used for (i) the purchase of the real property and assets of the hospital operated by RHA in Stroud, Oklahoma for a consideration of $3.2 million pursuant to an existing option agreement; (ii) the repayment of the RHA Loan and (iii) the financing of capital expenditures, fees associated with the financings and working capital requirements (the “2008 Loans”). The 2008 Loans carry amortization schedules of 16-years to 20-years and are guaranteed up to 80% by the U.S. Department of Agriculture Rural Development 80% Business & Industry Loan Guarantee program (“USDA”). The completion of the 2008 Loans had the effect of reducing our current liabilities by $4.6 million.
Our management believes that we have adequate funding from the RHA Healthcare Operations and Del Mar, cash and cash equivalents, the 2008 Loans and the Bridge Financing for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going concern basis.
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
Restricted cash consists of funds on deposit with a bank held as security for debt relating to the SPMC acquisition.
Accounts Receivable
Accounts receivable are reported at estimated net realizable amounts from services rendered from federal and state agencies (under the Medicare and Medicaid programs), managed care health plans, commercial insurance companies, workers’ compensation, employers and patients. A significant portion of our revenues are concentrated with federal and state agencies.
Additions to the allowance for doubtful accounts are made by means of the line item “Provision for Doubtful Accounts” in our financial statements. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.
We perform an analysis of our historical cash collection patterns and consider the impact of any known material events in determining the allowance for doubtful accounts. In performing our analysis, we considered the impact of any adverse changes in general economic conditions, business office operations, payor mix, or trends in federal or state governmental healthcare coverage.
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
Impairment of Goodwill and Long-lived Assets
We review long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment. For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable and annually for goodwill and other intangible assets not subject to amortization. Recoverability of an asset is measured by comparison of its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and for which management has committed a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

In the fiscal year ended September 30, 2009 (the “Fiscal Year Ended September 30, 2009”), we determined that an impairment to the goodwill previously recorded upon the acquisition of RHA had occurred. An impairment charge of $209,000 was recorded. In the fiscal year ended September 30, 2008 (the “Fiscal Year Ended September 30, 2008”), we recorded an impairment of $308,000 with respect to fixed assets at Point Loma arising from the termination of activities at this facility as part of our review of long-lived assets, certain identifiable intangible assets and goodwill.
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
Accounting for Uncertainty in Income Taxes
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.
Functional Currency
Our functional currency is United States dollars.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles in the United States are included in comprehensive income (loss) but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income (loss) is composed of unrealized gains and losses on foreign currency translation adjustments.
Stock-Based Compensation
Effective February 1, 2006, we adopted the fair value recognition provisions of FASB ASC 718, “Accounting for Compensation Arrangements,” using the modified prospective application method. Our stock option plans are described in Note 15 to our financial statements contained in Item 8 of this Form 10-K.
Earnings Per Share
Basic earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average shares of Common Stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average shares of Common Stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the conversion of our preferred stock to Common Stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase Common Stock, computed using the treasury stock method.

Recent Accounting Pronouncements
In September 2006, the FASB issued authoritative guidance on “Fair Value Measurements.” The new guidance sets forth the standards for using fair value to measure assets and liabilities. It addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The new standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of the Fiscal Year Ended September 30, 2009. Adoption of the new standard did not have a material impact on our financial condition or results of operations.
In February 2007, the FASB issued new standards regarding “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of the previous standards relative to the Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Adoption of this pronouncement is optional and management has elected not to adopt this standard.
In December 2007, the FASB issued guidance on “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This guidance requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the income statement. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We do not expect that the adoption of the new rules will have a material impact on our financial condition or results of operation.
In December 2007, the FASB issued updated guidance on business combinations. This guidance applies the acquisition method of accounting for business combinations where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. The updated guidance requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2010. We do not expect that the adoption will have a material impact on our financial condition or results of operation.
In June 2009, the FASB established the FASB ASC as the single authoritative source for GAAP. The ASC was effective for financial statements that cover interim and annual reports ended after September 15, 2009. While not intended to change GAAP, the ASC significantly changed the way in which the accounting literature is organized. Because the ASC completely replaced existing standards, it affected the way GAAP is referenced by companies in their financial statements and accounting policies. Our adoption and use of the ASC beginning with the Fiscal Year Ended September 30, 2009 did not have an impact on our financial position, results of operations or cash flows.
Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Carrying value of notes payable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

3. Net Income/(Loss) Allocable to Common Stockholders and Comprehensive Income/(Loss)
The following table is a calculation of net income or loss allocable to common stockholders (in thousands) and comprehensive loss:

	Fiscal	Fiscal
	Year Ended	Year Ended
	Sep. 30, 2009	Sep. 30, 2008

Net loss available to common stockholders	$(10,368)	$(7,111)
Other comprehensive (loss)/gain foreign currency translations	—	—
Comprehensive income/(loss)	$(10,368)	$(7,111)
Earnings Per Share
The amounts in the table below are in thousands except for per share amounts.

	Fiscal	Fiscal
	Year Ended	Year Ended
	Sep. 30, 2009	Sep. 30, 2008

Numerator for basic and diluted income/(loss) per share:
Net income/(loss)	$(10,368)	$(7,111)
Denominator for basic earnings/(loss) per share — weighted average shares	10,977,770	8,223,865
Basic	$(0.94)	$(0.86)
Diluted	N/A	N/A
As we had a net loss for the Fiscal Year Ended September 30, 2009 and the Fiscal Year Ended September 30, 2008, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive per standards prescribed in the ASC.
4. Accounts receivable
Accounts receivable consisted of the following:

	Sep. 30, 2009	Sep. 30, 2008

Gross patient accounts receivable	$18,470	$16,309
Reserves for bad debt	(3,842)	(2,721)
Reserves for contractual allowances	(9,737)	(7,299)

Patient accounts receivable, net	$4,891	$6,289

5. Other current assets

	Sep. 30, 2009	Sep. 30, 2008

Other current assets:
Deposits	$120	$119
Medical supplies	510	558
Other receivables	1,142	1,077

Total other assets	$1,772	$1,754

6. Property and equipment

	Sep. 30, 2009	Sep. 30, 2008

Property and equipment:
Computer hardware	$92	$76
Furniture, fixtures and medical equipment	4,458	3,369
Land	834	694
Buildings	13,340	8,851
Construction in progress	124	—
Leasehold improvements	944	944
Accumulated depreciation	(2,759)	(1,657)

Property and equipment, net	$17,033	$12,277

The gross value of leased capital assets was $608,704 at September 30, 2009 and September 30, 2008, which are included in Property and Equipment on the Consolidated Balance Sheet. The accumulated amortization on leased capital assets was $113,012 and $70,998 at September 30, 2009 and September 30, 2008, respectively. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation expense.
7. Advance to Affiliated Entity
On April 28, 2006, we entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of our former directors. Under the terms of this agreement, we advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation (“Cross Shore”), pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities were listed on the Alternative Investment Market of the London Stock Exchange (the “AIM”) and started trading on April 28, 2006 and ceased trading on the AIM on September 4, 2009. On August 29, 2007, Cross Shore completed an acquisition by way of a reverse merger with Research Pharmaceutical Services, Inc. (“RPS”) and changed its name to RPS as part of the transaction. At September 30, 2007, CSA II, LLC held 167,420 common shares in RPS. In addition, for consideration of $239.38, we purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, we received a partial repayment of this advance in the amount of $60,654, leaving a balance of approximately $272,000 at Jan. 31, 2007. On June 12, 2006, we were reimbursed $75,000, representing expenses associated with this advance. In October 2007, approximately $33,000 was reimbursed to us, leaving a balance outstanding of $239,000. Mr. Smith’s interests in RPS represent less than 2% of the issued and outstanding share capital of RPS as of the date of the completion of the reverse merger in August 2007. In light of the disruption in the overall economy at the time, the volatility in the financial markets and restrictions applicable to the sale of RPS common shares by CSA II, LLC, we have recorded a charge of $167,730 as a reserve against the repayment of this advance during the year ended September 30, 2008. We recorded an additional reserve $71,635 as of September 30, 2009.
8. Goodwill
On December 11, 2008 we acquired the remaining 49% interest in RHA not owned by us. The purchase price exceeded the value of the underlying assets at that time and we recorded goodwill in the amount of $208,942. Per standards set forth by the ASC we evaluated the value of goodwill at September 30, 2009 and it was determined that this was fully impaired. Therefore, we recorded an impairment charge of $208,942. Our valuation was based on the present value of future cash flows.
9. Bridge Financing
During the Fiscal Year Ended September 30, 2009, we entered into a bridge financing transaction (the “Bridge Financing”) which was consummated in three separate closings. On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $500,000 and (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $1,000,000 (collectively, the “Bridge Notes”). SMP and Ciabattoni are each a “Bridge Lender” and are collectively referred to herein as the “Bridge Lenders.”

On February 11, 2009, in addition to the issuance of the Bridge Notes, we issued four warrants to purchase Common Stock to the Bridge Lenders as follows: (i) a warrant issued to SMP for the purchase of up to 375,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; (ii) a warrant issued to SMP for the purchase of up to 250,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance; (iii) a warrant issued to Ciabattoni for the purchase of up to 750,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance and (iv) a warrant issued to Ciabattoni for the purchase of up to 500,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance.
Each Bridge Note became due and payable on November 6, 2009 (the “Bridge Financing Maturity Date”); we extended these notes under the terms of the extension option. Per the terms of the extension option, we are required to issue warrants to the Bridge Lenders to purchase shares of Common Stock in the following amounts: (i) to SMP, 125,000 shares at a price of $0.50 per share, and 83,333 shares at a price of $0.75 per share and (ii) to Ciabattoni, 250,000 shares at a price of $0.50 per share, and 166,667 shares at a price of $0.75 per share. On the Bridge Financing Maturity Date, we will pay the unpaid principal of each Bridge Note, together with accrued and unpaid interest of 16% per annum.
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
The Bridge Notes include a provision granting the Bridge Lenders, to the extent that the Bridge Lenders holding notes representing a majority of the aggregate outstanding principal amount of the Bridge Notes agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Bridge Notes, which rights vest thirty six (36) months after the date of issuance of the Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (the “Second Bridge Lenders”).
Each Second Bridge Note became due and payable on December 3, 2009 (the “Second Bridge Maturity Date”); provided, however, that each of the Second Bridge Notes contained an extension option to extend such note for an additional three months at our discretion. The Second Bridge Notes include a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. We extended the Second Bridge Notes under the terms of the extension option. By exercising this option, we are required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share and 83,333 shares of which will be issued at an exercise price of $0.75 per share. The new due date for the Second Bridge Notes pursuant to the extension is March 3, 2010.
The Second Bridge Notes also include a provision granting the Second Bridge Lenders, to the extent holders of a majority of the aggregate outstanding principal amount of the Bridge Notes and Second Bridge Notes agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Second Bridge Notes, which rights vest thirty-six (36) months after the date of issuance of the Second Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.

On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009, with Frank Darras, Trustee of the Darras Family Trust (“Darras”), in the principal amount of $100,000 (the “Darras Note”); (ii) a convertible promissory note, dated as of March 31, 2009, with SFV, Inc., a California corporation (“SFV”), in the principal amount of $50,000 (the “SFV Note”) and (iii) a convertible promissory note, dated as of April 14, 2009, with NFS LLC/FMTC Rol IRA FBO Neal Katz (“Katz”), in the principal amount of $50,000 (the “Katz Note”) (each, a “Third Bridge Note” and collectively, the “Third Bridge Notes”). Darras, SFV and Katz are each a “Third Bridge Lender” and are collectively referred to herein as the “Third Bridge Lenders.”
The Darras Note and the SFV Note became due and payable on December 31, 2009 and the Katz Note becomes due and payable on January 14, 2010 (collectively, the “Third Bridge Maturity Dates”); provided, however, that the term of each of the Third Bridge Notes contained an extension option to extend such notes for an additional three months at our discretion. We extended the Darras Note and the SFV Note under the terms of the respective options, and therefore are obligated to issue warrants to Darras and SFV as follows: (i) Darras — 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; (ii) SFV — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. In the event we exercise the extension option with respect to the Katz Note, we will be required to issue warrants to Katz as follows: 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. The new due date for the SFV Note and the Darras Note is March 31, 2010. It is anticipated that the Katz Note, due on January 12, 2010, will also be extended under the terms of the option.
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
The Third Bridge Notes include a provision granting the Third Bridge Lenders, to the extent the holders of a majority of the aggregate outstanding principal amount of the notes issued in the Bridge Financing agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Third Bridge Notes, which rights vest thirty-six (36) months after the date of issuance of the Third Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000. The beneficial conversion feature associated with the convertible notes totaled $253,000. Both the fair value of the warrants and the beneficial conversion feature will be amortized over the term of the loans. Amortization for the Fiscal Year September 30, 2009 was $952,000.
Sales of Unregistered Equity Securities
During the transition period ended September 30, 2007 (the “Transition Period Ended September 30, 2007”), we sold and issued an aggregate of 1,175 shares of 5-A Preferred and warrants to purchase an aggregate of 705,000 shares of Common Stock, pursuant to Series 5-A Preferred Stock and Warrant Purchase Agreements to various investors through private placements. Each investor represented to us in writing that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act.

On May 15, 2008, we sold and issued 25 shares of 5-A Preferred to an investor, pursuant to a Series 5-A Preferred Stock and Warrant Purchase Agreement. Such investor represented to us in writing that he was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. On May 15, 2008, in connection with this issuance, we also issued warrants to purchase 15,000 shares of our Common Stock to an investor, pursuant to the same Series 5-A Preferred Stock and Warrant Purchase Agreement. These warrants are exercisable for a period of 2 years at an exercise price of $0.50 per share. Such investor represented to us in writing that he was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act.
In May 2009, we accepted warrant exercises in the amount of 60,000 shares of Common Stock for an aggregate amount of $30,000 from one investor, who represented to us in writing that he is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The shares were issued pursuant to the exercise of warrants originally issued on March 23, 2007, in connection with a private placement of our 5-A Preferred to various investors.
In September 2009, we accepted warrant exercises in the amount of 60,000 shares of Common Stock for an aggregate amount of $30,000 from two investors, each of whom represented to us in writing that he is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The shares were issued pursuant to the exercise of warrants originally issued on August 10, 2007 and March 8, 2007 in connection with a private placement of our 5-A Preferred to various investors.
10. Long-term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2009	September 30, 2008

Note payable, secured by equipment, $4,558 payable monthly, including 8.25% interest through September 2011	$89	$139
Note payable, secured by equipment, $13,456 payable monthly, including 8.75% interest	—	249
8% Notes payable to prior shareholders for stock repurchases, eleven notes outstanding at September 30, 2009, maturity dates ranging from 2008 through 2017	260	307
Note payable, secured by equipment, $2,825 payable monthly, including 13.6% interest through April 2010	14	45
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,453	—
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2024	3,513	—
Note payable secured by real estate, $9,327 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	1,164	—
Note payable, secured by equipment, $2,660 payable monthly including 5.3% interest through March 2013	99	—
Note payable, 5% interest payable quarterly, matures on or before December 11, 2011	1,500	—
Capitalized lease obligations — six leases for buildings and medical equipment with imputed interest rates ranging from 4% to 17.2%, maturing at various dates through 2013	300	515
Note payable, secured by equipment, $2,413 payable monthly, including 7.04% interest through March 2011	39	—
Note payable, secured by equipment, $7,530 payable monthly, including 6.75% interest through June 15, 2013	298	—
Note payable, secured by equipment, $5,116 payable monthly, including 7.05% interest through March 2011	83	—
Note payable, 16% interest, matures on or before December 3, 2012, face value $1.5 million less beneficial conversion feature and debt discount of $84,000	1,416	—
Note payable, non-interest bearing purchase obligation, annual payments of $50,000, August 2010, $33,333, August 2011, $33,333, August 2012 and $33,334, August 2013	150	—
Notes payable, unsecured, 11.25% interest, matures October 2012	1,027	—
Note payable, secured by equipment, $1,567 payable monthly, including 6.75% interest through July 2013	64	—

Total	13,469	1,255
Less current maturities of long-term debt	(1,028)	(164)

Total long-term debt	$12,441	$1,091

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter:

Fiscal Year Ended September 30,	Payments

2010	$1,028
2011	985
2012	2,399
2013	2,083
2014 and thereafter	6,974

Total	$13,469

11. Minority Interests
Minority interest attributable to the equity interests in RHA and the San Diego ambulatory surgical centers not held by us and recorded during the Fiscal Year Ended September 30, 2009 amounted to $177,000. Minority interests resulting from operating losses attributable to the equity interests in RHA and the San Diego ambulatory surgical centers not held by us amounted to $1.4 million in the Fiscal Year Ended September 30, 2008.
On December 11, 2008, we entered into a Membership Interest Purchase Agreement with RHA, pursuant to which RHA repurchased 49% of the issued and outstanding voting membership units of RHA for an aggregate purchase price of $1,800,000. In connection with the repurchase, RHA issued a promissory note and we entered into a limited guaranty agreement of RHA’s obligations under the promissory note.
During the Fiscal Year Ended September 30, 2009, we entered into a series of equity transactions at our San Diego ambulatory surgical center, which resulted in an increase in minority interests held in the San Diego ambulatory surgical center. Minority interests increased from 39% at September 30, 2008 to 65% at September 30, 2009. However, we have a 3:2 voting majority on the board of managers, which gives us control of the management decisions of the center, and the San Diego ambulatory surgical center is still subject to consolidation.

12. Warrants
Outstanding exercisable warrants consisted of the following as of September 30, 2009:

	Remaining
Description	Life	Exercise Price	Warrants

September 30, 2007 Preferred Stock Series 5-A warrants issued to investor	1 year	$0.50	90,000
September 30, 2007 warrants issued to advisory board	1 year	0.45	275,000
September 30, 2008 warrants issued in connection with notes payable	2 years	0.31	1,980,000
September 30, 2008 warrants issued in connection with notes payable	2 years	0.50	1,237,500
September 30, 2008 Preferred Stock Series 5-A warrants issued to investor and placement agent	2 years	0.50	2,736,000
September 30, 2008 Preferred Stock Series 6-A warrants issued to investor	2 years	0.50	3,589,200
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	4 years	0.50	436,250
September 30, 2008 warrants issued to advisory board	2 years	0.45	714,285
February 6, 2009 warrants issued in connection with notes payable	3 years	0.50	1,125,000
February 6, 2009 warrants issued in connection with notes payable	3 years	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	3 years	0.50	375,000
March 3, 2009 warrants issued in connection with notes payable	3 years	0.75	250,000
March 16, 2009 warrants issued to advisory board	3 years	0.63	41,667
March 31, 2009 warrants issued in connection with notes payable	3 years	0.50	112,500
March 31, 2009 warrants issued in connection with notes payable	3 years	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	3 years	0.50	37,500
April 14, 2009 warrants issued in connection with notes payable	3 years	0.75	25,000
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	3 years	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	3 years	0.63	50,000

			14,109,902
Warrants Issued Pursuant to the Sale and Issuance of Series 5-A Convertible Preferred Stock
During the fiscal year ended January 31, 2006 (the “Fiscal Year Ended January 31, 2006”), pursuant to the sale and issuance of 1,478 shares of Series 5-A Convertible Preferred Stock, par value $0.01 per share (the “5-A Preferred”), we issued warrants to purchase an aggregate of 991,800 shares of Common Stock to a group of investors, including an affiliate of our Chief Executive Officer and our then Chief Financial Officer, Dennis M. Smith, and Mr. Parker, who currently serves as a director. Each investor represented to us in writing to that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. These warrants have an exercise price of $0.50 per share. 200 shares of 5-A Preferred and warrants to purchase 120,000 shares were subsequently cancelled. Of the remaining warrants, 616,800 were exercised during the Fiscal Year Ended September 30, 2008, and 255,000 expired unexercised.
During the Fiscal Year Ended September 30, 2008, pursuant to the issuance of 6,085 shares of 5-A Preferred, we issued warrants to purchase an aggregate of 3,651,000 shares of Common Stock to a group of investors. Each investor represented to us in writing that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. These warrants have an exercise price of $0.50 per share.

Warrants Issued Pursuant to the Sale and Issuance of Series 6-A Convertible Preferred Stock
During the Fiscal Year Ended September 30, 2008, pursuant to the sale and issuance of 4,607 shares of 6-A Preferred, we issued warrants to purchase an aggregate of 2,764,000 shares of Common Stock to a group of investors. Each investor represented to us in writing that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. These warrants have an exercise price of $0.50 per share.
During the Fiscal Year Ended September 30, 2009, pursuant to the sale and issuance of 350 shares of 6-A Preferred, we issued warrants to purchase an aggregate of 210,000 shares of Common Stock to an investor. The investor represented to us in writing that he is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. These warrants have an exercise price of $0.50 per share.
Warrants Issued Pursuant to the Individuals for Advisory Board Participation
During the Fiscal Year Ended January 31, 2006, we issued warrants to purchase 727,500 shares of our Common Stock to individuals for participation on our Advisory Board. All warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1% and exercise price of $0.35. The warrants had a calculated value of $161,001, recognized over the two-year vesting period. Of these warrants, 302,500 were exercised during the Fiscal Year Ended September 30, 2008 and 425,000 expired unexercised.
During the Fiscal Year Ended January 31, 2007, we issued warrants to purchase 50,000 shares of our Common Stock to an individual for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 212% volatility, $0.42 share price, risk-free interest rates of 4.5% and exercise price of $0.45. The warrants had a calculated value of $20,000, recognized over the two-year vesting period. All of these warrants expired unexercised in December 2008.
During the Transition Period Ended September 30, 2007, we issued warrants to purchase 350,000 shares of our Common Stock to individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 52% volatility, $0.26 share price, risk-free interest rates of 3.13% and exercise price of $0.45. The warrants had a calculated value of $13,000, recognized over the two-year vesting period. As of September 30, 2009, 225,000 of these warrants were in the process of being exercised and as of the filing date certain paperwork has not been completed to affect the issuance of the shares.
During the Fiscal Year Ended September 30, 2008, we issued warrants to purchase 714,285 shares of our Common Stock to Mr. Brian Potiker in consideration for his service on our Advisory Board. These warrants are exercisable for a period of 2 years at an exercise price of $0.45 per share. Mr. Potiker represented to us in writing that he was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. These warrants were issued with Black-Scholes assumptions of 101.3% volatility, $0.33 share price, risk-free interest rates of 1.6% and exercise price of $0.45. The warrants had a calculated value of $71,234, recognized over the two-year vesting period. As of September 30, 2008, all of these warrants remained outstanding. These warrants were still outstanding as of September 30, 2009 and were exercised on October 30, 2009.
During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 125,000 shares of our Common Stock to individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 152% volatility, $0.50 share price, risk-free interest rates of 1.39% and an exercise price of $0.625. The warrants had a calculated value of $50,000, recognized over the two-year vesting period. As of September 30, 2009, all of these warrants remained outstanding.
During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 150,000 shares of our Common Stock to a member of the newly created Medical Advisory Board. These warrants were issued with Black Scholes assumptions of 152% volatility, $0.52 share price, risk-free interest rates of 2.0% and an exercise price of $0.625. The warrants had a calculated value of $62,000, recognized over the one-year vesting period. As of September 30, 2009, all of these warrants remain outstanding.

Other Warrant Issuances
In connection with the sale and issuance of promissory notes to finance the purchase of RHA on October 29, 2007 during the Fiscal Year Ended September 30, 2008, we issued two groups of warrants to the purchasers of these promissory notes (the “Holders”). The first group of warrants, a certain number of which were issued to each of the Holders, allows the Holders to purchase up to an aggregate of 1,980,000 shares of our Common Stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.29 share price, risk-free interest rates of 3.13% and exercise price of $0.3125. The warrants had a calculated value of $203,648, recognized over the vesting period. The second group of warrants, a certain number of which were issued to each of the Holders, allows the Holders to purchase up to an aggregate of 1,237,500 shares of our Common Stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.29 share price, risk-free interest rates of 3.13% and exercise price of $0.50. The warrants had a calculated value of $76,000, to be recognized over the vesting period. Each of the Holders represented to us in writing that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. As of September 30, 2009, all of these warrants remained outstanding.
During the Fiscal Year Ended September 30, 2008, we issued warrants to purchase 397,250 shares of our Common Stock to Waveland Capital, LLC in connection with their service as placement agent in the private placement of shares of our 5-A Preferred and 6-A Preferred sold and issued during the Fiscal Year Ended September 30, 2008. These warrants are exercisable for a period of 5 years at an exercise price of $0.50 per share. Waveland Capital, LLC represented to us in writing that it is an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. As of September 30, 2009, all of these warrants remained outstanding. The warrants had a calculated value of $123,000, netted against the proceeds of the above-described private placement.

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Warrants outstanding at beginning of the period	11,795,035	2,868,700	$0.46	$0.48

Issued	3,235,000	10,744,035	$0.60	$0.46
Reinstated	166,400	—	$0.48	—
Exercised	525,000	970,300	$0.50	$0.46
Cancelled or expired	266,000	847,400	$0.48	$0.47

Warrants outstanding at end of the period	14,405,435	11,795,035	$0.49	$0.46

13. Commitments and Contingencies
We lease our operating facilities under non-cancelable operating leases that expire at various dates through 2013. We also lease certain equipment under capital leases. Rent expense was $1.6 million in the Fiscal Year Ended September 30, 2009 and $1.0 million in the Fiscal Year Ended September 30, 2008.

Future minimum lease obligations at September 30, 2009 for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

	Operating	Capital Lease
Year Ending September 30,	Leases	Obligations	Total

2010	$1,243	$93	$1,336
2011	1,556	98	1,654
2012	1,024	78	1,102
2013	807	31	838
2014	345	—	345
2015 and thereafter	296	—	296

	$5,271	$300	$5,571
We have other contractual obligations that consist primarily of obligations to purchase goods or services that are enforceable and legally binding on us. These obligations specify all significant terms and are not cancellable without a penalty. Our obligations primarily relate to software licensing, clinical coding, medical waste removal, equipment maintenance and linen service (see Disclosure of Contractual Obligations in Item 7 of this Form 10-K).
We are not aware of any legal proceedings against us.
14. Preferred Stock
Non-Redeemable Preferred Stock and Redeemable Preferred Stock
Effective February 24, 2000, we authorized 5,000,000 shares of preferred stock. The preferred stock is divided into several series. The Series 1-A Convertible Preferred Stock consists of 2,802,000 shares, the Series 2-A Convertible Preferred Stock consists of 1,672,328 shares, the Series 3-A Convertible Preferred Stock consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, the 5-A Preferred consists of 9,000 shares and the 6-A Preferred consists of 5,000 shares. Following completion of the sale of our BPO operations in Asia, no Series 3-A Preferred Stock or Series 4-A Preferred Stock remained outstanding and no shares of Series 3-A Preferred Stock or Series 4-A Preferred Stock were subsequently issued. During the Fiscal Year Ended September 30, 2008, we began issuing preferred stock designated as 6-A Preferred. Series 1-A Convertible Preferred Stock, Series 2-A Convertible Preferred Stock, 5-A Preferred and Series 6-A Preferred Stock outstanding as of end of the Fiscal Year Ended September 30, 2009 and the Fiscal Year Ended September 30, 2008 is described below.
Series 1-A Convertible Preferred Stock
As of the end of the Fiscal Year Ended September 30, 2009 and the Fiscal Year Ended September 30, 2008, we had 67,600 shares of Series 1-A Convertible Preferred Stock outstanding with an aggregate liquidation value of $169,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Convertible Preferred Stock and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Convertible Preferred Stock, shall be automatically converted into shares of Common Stock at the then-effective conversion price, immediately upon closing of a public offering of our Common Stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Convertible Preferred Stock. The holder of each share of Series 1-A Convertible Preferred Stock has the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the Series 1-A Convertible Preferred Stock. Holders of the Series 1-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by our Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 1-A Convertible Preferred Stock, these shares are subject to stated Series 1-A Convertible Preferred Stock conversion price adjustments. There are currently three holders of Series 1-A Convertible Preferred Stock.

Series 2-A Convertible Preferred Stock
As of the end of the Fiscal Year Ended September 30, 2009 and the Fiscal Year Ended September 30, 2008, we had 3,900 shares of Series 2-A Convertible Preferred Stock outstanding with an aggregate liquidation value of $24,999. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Convertible Preferred Stock and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Convertible Preferred Stock, shall be automatically converted into shares of Common Stock at the then-effective conversion price, immediately upon closing of a public offering of our Common Stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Convertible Preferred Stock. The holder of each share of Series 2-A Convertible Preferred Stock has the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the Series 2-A Convertible Preferred Stock. Holders of the Series 2-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by our Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 2-A Convertible Preferred Stock, these shares are subject to stated Series 2-A Convertible Preferred Stock conversion price adjustments. There is currently one holder of Series 2-A Convertible Preferred Stock.
Series 5-A Convertible Preferred Stock
Under the terms of the Series 5-A Preferred Stock and Warrant Purchase Agreement, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the 5-A Preferred shall be entitled to receive, pari passu with the 6-A Preferred, after distribution of all amounts due to the holders of the Series 1-A Convertible Preferred Stock and Series 2-A Convertible Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. Each share of 5-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of 5-A Preferred, subject to the surrendering of the certificates of the 5-A Preferred, shall be automatically converted into shares of Common Stock at the then-applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of 5-A Preferred electing to effect such conversion. The holder of each share of 5-A Preferred shall have the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the 5-A Preferred. Holders of the 5-A Preferred are entitled to non-cumulative dividends, if declared by our Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 5-A Convertible Preferred Stock, these shares are subject to stated Series 5-A Convertible Preferred Stock conversion price adjustments. Shares of 5-A Preferred had an initial conversion price of $0.3125 per share.

As of September 30, 2009 and September 30, 2008, there were 8,987 shares 5-A Preferred outstanding, convertible into 28,758,400 common shares with an aggregate liquidation value of $9.0 million and an aggregate redemption value of $9.4 million. There are currently 62 holders of 5-A Preferred.
Series 6-A Convertible Preferred Stock
On March 31, 2008, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement (the “6-A Purchase Agreement”), pursuant to which we issued and sold 3,585 shares of newly created class of convertible preferred stock, known as the 6-A Preferred and warrants to purchase an aggregate of 2,151,000 shares of Common Stock to a group of investors. Net proceeds from the issuance totaled $3.3 million. As of September 30, 2009, none of the shares or warrants from the March 31, 2008 issuance have been cancelled.
Under the terms of the 6-A Purchase Agreement, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the 6-A Preferred shall be entitled to receive, pari passu with the 5-A Preferred, after distribution of all amounts due to the holders of the Series 1-A Convertible Preferred Stock and Series 2-A Convertible Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any. The holders of 6-A Preferred shall be entitled to receive dividends pari passu with the 5-A Preferred stockholders. Each share of 6-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of 6-A Preferred, subject to the surrendering of the certificates of the 6-A Preferred, shall be automatically converted into shares of Common Stock at the then-applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares 6-A Preferred electing to effect such conversion. The holder of each share of 6-A Preferred shall have the right to that number of votes equal to the number of shares of Common Stock, which would be issued upon conversion of the 6-A Preferred. Holders of the 6-A Preferred are entitled to non-cumulative dividends, if declared by our Board of Directors, of $40 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 6-A Convertible Preferred Stock, these shares are subject to stated Series 6-A Convertible Preferred Stock conversion price adjustments. Shares of 6-A Preferred have an initial conversion price of $0.3125 per share.
As of September 30, 2009, there were 4,957 shares of 6-A Preferred outstanding, convertible into 15,862,400 common shares with an aggregate liquidation value of $5.0 million and an aggregate redemption value of $5.9 million. As of September 30, 2008, there were 4,607 shares of 6-A Preferred outstanding, convertible into 14,742,400 common shares with an aggregate liquidation value of $4.6 million and an aggregate redemption value of $5.5 million. There are currently 42 holders of 6-A Preferred.
Series B Preferred Stock issued by subsidiary
As noted above, on December 2, 2005, through newly created indirect subsidiaries, we entered into two Surgical Center Acquisition Agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ambulatory surgical centers. These acquisitions were completed on November 16, 2006.
This preferred stock is exchangeable into shares of our Common Stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock became redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries, as of March 2009. At September 30, 2008, the total shares of Series B Preferred Stock outstanding was 19,990 shares. During the Fiscal Year Ended September 30, 2009, the Series B Preferred Stock was exchanged for 2,384,250 shares of our Common Stock. Accordingly, there are no Series B shares outstanding at September 30, 2009.

Related Party Interests in Preferred Stock
Our executive officers and affiliates held no shares of either Series 1-A Convertible Preferred Stock or Series 2-A Convertible Preferred Stock as of September 30, 2009 and September 30, 2008. They held 2,235 shares of 5-A Preferred and 1600 shares of 6-A Preferred as of September 30, 2008. They held 2,360 shares of 5-A Preferred and 1,600 shares of 6-A Preferred as of September 30, 2009.
15. Stock Options
Stock-Based Compensation
Options to purchase 1,839,390 shares of our Common Stock were granted in the Fiscal Year Ended September 30, 2009, and 6,850,000 shares of our Common Stock were granted in the Fiscal Year Ended September 30, 2008. The weighted average fair value of stock options granted during the Fiscal Year Ended September 30, 2009 and the Fiscal Year Ended September 30, 2008 was $0.63 and $0.60, respectively. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Fiscal	Fiscal
	Year Ended	Year Ended
	Sep. 30, 2009	Sep. 30, 2008

Dividend yield	0.0%	0.0%
Expected volatility	161%	140%
Risk-free rate of return	1.7%	3.3%
Expected life (years)	3.6	5.0
Stock Option Plans
In July 2000, our Board of Directors approved a stock option plan (the “2000 Plan”). Our stockholders have not approved the 2000 Plan. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750 shares of Common Stock, as adjusted for our November 2002 reverse stock split (subject to limitations of applicable laws and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board of Directors. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of each of September 30, 2009 and September 30, 2008 options to purchase an aggregate of 27,171 shares of Common Stock were outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. We do not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered.
In 2001, our Board of Directors approved the 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”). Stockholders at the 2001 Annual Meeting approved the 2001 Plan in November 2001. The maximum number of shares of Common Stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of Common Stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event can the maximum number of shares of Common Stock which may be issued under this plan as incentive stock options exceed 20,000,000. As of September 30, 2008 and 2009, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 13,210,993 and 17,756,180 respectively. Options are generally granted for a term of ten years and generally vest over periods ranging from one to three years. We have granted various non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant.
On November 10, 2008, in connection with the appointment of Thomas Rice as President and Chief Operating Officer of RHA, we entered into an Option Grant Agreement, under which we granted to Mr. Rice an incentive stock option to purchase up to 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on November 10, 2015. Mr. Rice’s option to purchase Common Stock shall vest incrementally on the following vesting schedule: (1) 125,000 shares vested immediately on November 10, 2008; (2) 125,000 shares vested on November 10, 2009; and (3) 250,000 shares shall vest on November 10, 2010. For the Fiscal Year Ended September 30, 2009, the amortization recognized was $86,000.

On April 22, 2009, pursuant to the terms of our 2001 Plan, we granted options (the “2009 Employee Options”) to employees of our indirect wholly-owned subsidiary, RHA (the “2009 Employee Optionees”), to purchase an aggregate of 1,319,390 shares of Common Stock in variable individual amounts. Pursuant to the terms of the Option Grant Agreements, and subject to the terms of the 2001 Plan, the shares underlying the 2009 Employee Options vest according to the following schedule: (1) one-quarter vested immediately upon the date of issuance, (2) an additional one-quarter of the 2009 Employee Option Shares vest upon the passing of the one year anniversary of the date of issuance and (3) the remaining one-half of the 2009 Employee Option Shares vest upon the second anniversary of the date of issuance. The 2009 Employee Options were issued at an exercise price of $0.625 per share and are exercisable by the 2009 Employee Optionees with respect to all or any of the vested 2009 Employee Option Shares until April 22, 2016, subject to the terms and conditions of the 2001 Plan and the related Option Grant Agreements. For the Fiscal Year Ended September 30, 2009, the amortization recognized was $201,000.
On May 27, 2009, in connection with the employment of David Jamin as the administrator of RHA Stroud, LLC, we entered into an Option Grant Agreement, under which we granted to Mr. Jamin an incentive stock option to purchase up to 20,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on Mary 27, 2016. Mr. Jamin’s option to purchase Common Stock shall vest incrementally on the following vesting schedule: (1) 6,667 shares vest on May 27, 2010, (2) 6,667 shares vest on May 27, 2011 and (3) 6,666 shares shall vest on May 27, 2012. For the Fiscal Year Ended September 30, 2009, the amortization recognized was $1,574.
The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year
	Ended	Ended	Ended	Ended
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2009	2008	2009	2008

Options outstanding at beginning of the period	7,333,750	483,750	$0.59	$0.42
Granted
— at above fair market value	1,839,390	—	0.63	—
— at fair market value	—	—	—	—
— at below fair market value	—	6,850,000	—	$0.60
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	924,138	—	0.40	—

Options outstanding at end of the period	8,249,002	7,333,750	$0.62	$0.59

Options vested/exercisable at end of the period	2,037,613	513,750	$0.59	$0.31

The following summarizes information for stock options outstanding as of September 30, 2009:

		Weighted-average	Weighted-average remaining
Exercise price	Number of options	exercise price	contractual life

$0.40	360,000	$0.40	6.1
$0.63	7,885,252	$0.63	5.9
$2.00	3,750	$2.00	0.7
The intrinsic value of options that have an exercise price below the market price at September 30, 2009 is $72,000.
As of September 30, 2009, there was $3,168,000 in unrecognized compensation cost related to outstanding options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average of 3.3 years.
Employee Stock Purchase Plan
In November 2001, our stockholders approved the Employee Stock Purchase Plan (the “ESPP”), which provides (after adjustment to reflect our November 20, 2002 reverse stock split) for the issuance of a maximum of 350,000 shares of Common Stock. Eligible employees can have up to 10% of their earnings withheld, up to certain maximum limits, to be used to purchase shares of Common Stock at certain plan-defined dates. The price of Common Stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the Common Stock on the commencement date and specified purchase date of each six-month offering period. We have discontinued offering the ESPP and no shares have been issued subsequent to the original issuance, and we have no current intention to issue any more shares under the ESPP.
16. 401(k) Plan
We sponsor a 401(k) employee savings plan (“401(k) Plan”) under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations.
17. Income Taxes
Rate reconciliation:

	Sep. 30, 2009	Sep. 30, 2008

Statutory federal income tax rate	$(3,525,140)	$(2,265,005)
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	(149,804)	(211,140)
Permanent differences	563,375	1,227,024
Change in valuation allowance	3,068,472	1,282,351
Other	43,097	(33,230)

Income tax provision	$—	$—

The deferred tax assets and liabilities were comprised of the following (in thousands):

	Sep. 30, 2009	Sep. 30, 2008

Deferred tax assets:
— net operating loss carry forward	$17,519	$14,193
— Accounts receivable reserves	4,238	2,080

Gross deferred tax assets	21,757	16,273
Deferred tax liabilities	$3,169	$828

Net deferred tax assets	$18,588	$15,445
Valuation allowance	18,588	15,445

	$—	$—

The valuation allowance at September 30, 2009 principally applies to federal tax loss carry-forwards that, in the opinion of the management, are more likely than not to expire before we can use them.

As of September 30, 2009, we had net operating loss carry-forwards of approximately $43.2 million, available to offset future regular, alternative minimum and foreign taxable income, if any. Change of ownership of more than 50% occurred on June 22, 2001 and according to applicable U.S. tax laws, losses that occurred before that date are limited to $0.3 million per year for up to 20 years, totaling approximately $6.5 million. The loss carryovers will expire between 2011 and 2028. Changes in our ownership may lead to further restrictions in respect of the availability and use of these tax losses.
FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.
18. Acquisitions
On October 30, 2007, we acquired 51% of the issued and outstanding membership units of RHA pursuant to a Membership Interest Purchase Agreement. We paid $260 in cash to RHA and issued 4,250,000 restricted shares of our Common Stock to Carol Schuster, the sole member of RHA prior to the acquisition, in consideration for the membership units. We privately placed the shares with Ms. Schuster in reliance on the exemptions from registration requirements provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. In connection with the acquisition of RHA, we provided Valliance Bank with a limited guaranty of debt financing obtained by RHA of up to $750,000. Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. No goodwill was recognized as a result of this acquisition.
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
On April 24, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RHA Anadarko, LLC (the “Parent”), an Oklahoma limited liability company and our indirect subsidiary, SPMC Acquisition Company (the “Merger Sub”), an Oklahoma corporation and ultimate subsidiary of RHA, Southern Plains Medical Center, PC, an Oklahoma corporation (the “SPMC”), and thirteen shareholders of SPMC (each a “SPMC Shareholder” and collectively, the “SPMC Shareholders”), each of which owned two shares of SPMC.
On May 1, 2008, the Merger Sub merged with and into SPMC (the “Merger”), with SPMC as the surviving corporation. In conjunction with the Merger, we contributed to RHA (i) 975,000 shares (the “Shares”) of the Common Stock and (ii) a cash payment of $910,000, which stock and cash RHA in turn contributed to Parent to capitalize the Merger Sub, and which was used as consideration for the Merger.

The following table summarizes the initial fair values of the assets acquired and liabilities assumed, in thousands, at the date of acquisition (in thousands):

Cash	$644
Accounts receivable	1,692
Other current assets	258
Property and equipment	5,385
Other assets	329
Current liabilities	(2,655)
Long-term liabilities	(4,305)

$1,348

The following unaudited pro forma information presents our 2008 results of operations as if the acquisition had occurred on October 1, 2007. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results (in thousands except per share amounts).

September 30,
2008

Revenues	$36,612
Net Loss	$(7,965)
Net loss per common (basic and diluted)	$(0.87)

Weighted average common shares common shares outstanding (basic and diluted)	9,198,865

19. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 11, 2009, the date on which the financial statements became available to be issued. The Company noted the following items for disclosure.
On October 19, 2009, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement, whereby we issued and sold an additional 7 shares of our 5-A Preferred and 4,200 warrants to purchase shares of Common Stock at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance, in a private placement for an aggregate purchase price of $7,000. The transaction closed on October 19, 2009.
Also on October 19, 2009, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement, whereby we issued and sold an additional 43 shares of 6-A Preferred and 25,800 warrants to purchase shares of Common Stock at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance, in a private placement for aggregate proceeds of $43,000.
On December 8, 2009, we entered into a Subscription Agreement with Richardson E. Sells, a member of our Board of Directors, whereby we sold and issued 200,000 shares of Common Stock and warrants to purchase 60,000 shares of Common Stock at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance in a private placement. The purchase price for the Common Stock and warrants was $0.50 per share of Common Stock, for an aggregate purchase price of $100,000.
On December 11, 2009, our indirect wholly-owned subsidiary, RHA, received insurance proceeds in the amount of $429,105 related to wind, hail and lightning damage which was sustained on May 13, 2009 to our hospital located in Anadarko, Oklahoma.
On December 14, 2009, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement with David Hirschhorn, our chief executive officer, whereby we issued and sold an additional 6 shares of our 5-A Preferred and 3,600 warrants to purchase shares of Common Stock at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance, in a private placement for an aggregate purchase price of $6,000. The transaction closed on December 14, 2009.
On October 30, 2009, SMP and Brian Potiker, in his capacity as the manager of SMP with sole power to vote and dispose of such securities, completed paperwork to exercise advisory board warrants to acquire 714,285 shares of Common Stock at a price per share of $0.45 pursuant to the exercise of warrants and we are in the process of issuing such shares of Common Stock.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On February 5, 2008, our Audit Committee unanimously approved the dismissal of Mendoza Berger & Company LLP (“MBC”) as our independent registered public accounting firm. The Audit Committee then elected Whitley Penn LLP as our independent registered principal accountant.
No accountant’s report issued by MBC on the financial statements for the Fiscal Year Ended September 30, 2008 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During our immediately prior fiscal periods (the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007) and from January 1, 2008 through February 19, 2008, there were no disagreements with MBC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during our fiscal periods (the Transition Period Ended September 30, 2007 and the Fiscal Year Ended January 31, 2007) and from January 1, 2008 through February 19, 2008.
We furnished a copy of a disclosure substantially similar to the preceding three paragraphs to MBC and requested MBC to furnish us with a letter addressed to the SEC stating whether it agreed with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of the letter was filed by us as Exhibit 16.1 on our Form 8-K/A on February 19, 2008.

Item 9A(T).	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2009. Based on such evaluation, such executive officers have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us, including our consolidated subsidiaries, required to be included in our reports filed or submitted under the Exchange Act. Our Chief Executive Officer and Chief Financial Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” were used to make this assessment. Management believes that our internal control over financial reporting as of September 30, 2009 is effective based on those criteria.
This Firm 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF
The following table sets forth the names, ages and certain information regarding each of our current directors and executive officers. There are no family relationships among our directors or executive officers.

Name	Age	Position

David Hirschhorn	48	Chairman and Director Chief Executive Officer
Donald C. Parkerson	59	Chief Financial Officer

Todd Parker (1)	46	Director
Robert N. Schwartz, PhD.(2)	70	Director
Richardson E. Sells(2)	63	Director
William Houlihan(1)	54	Director
Thomas Rice	63	President and Chief Operating Officer of RHA

(1)	Member of the Audit Committee.

(2)	Member of the Audit Committee and Compensation Committee.
David Hirschhorn. Since September 2005, Mr. Hirschhorn has been our Chairman and CEO and was recently reappointed by the Board of Directors in July 2008 as CEO. Previously, Mr. Hirschhorn served on our Board of Directors and as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 through September 2007, when he was appointed as sole Chairman and Chief Executive Officer. Prior to that, Mr. Hirschhorn co-managed a private equity firm from July 2001 through July 2005. During his career, he has been CEO and chairman of a number of turnarounds and start-ups. He was a managing director at Cruttenden Roth (now Roth Capital Partners) from May 1994 to March 1997. Mr. Hirschhorn also worked for The Nikko Securities Co. International, Inc. as an investment banker in their New York office from 1991 to 1994, where as part of a team he built a new department that provided financial advice and raised capital for domestic and international clients. He began his career as a consultant for KPMG Peat Marwick and later worked as a senior consultant for Deloitte & Touche from 1997 to 2000. Mr. Hirschhorn earned a BA from the University of Michigan in Political Science.
Donald C. Parkerson. Mr. Parkerson currently serves as our Chief Financial Officer. Mr. Parkerson has been a partner in the Nashville practice of Tatum, LLC since March of 2008 and he currently still holds this position. His 34-year career in the healthcare industry includes serving as the Vice President of Accounting and Corporate Controller of public companies in the healthcare segment and 25 years as audit and technology consulting partner in a public accounting firm serving clients in healthcare, telecommunications, distribution and a number of other industries. Between November 2007 and February 2008, Mr. Parkerson was searching for a suitable employment opportunity consistent with his years of experience and educational background. From July 2007 to October 2007, he worked as Senior Vice President, Corporate Controller, of Surgical Care Affiliates, LLC. From May 2004 to June 2007, he served as Senior Vice President, Surgery Division Controller, of HealthSouth Corporation. Prior to that, he was a partner at the accounting firm of Young, Parkerson & Co., LLP. Mr. Parkerson graduated with a degree in accounting from Delta State University.
Todd Parker. Mr. Parker served on our Board of Directors and as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 until September 2007. He continues on our board as a non-executive director. Since 2002, Mr. Parker has been a Managing Director at Hidden River LLC, a firm specializing in investments and services provided to the wireless and communications industry. Previously, Mr. Parker was the founder and CEO of HR One, a human resources solutions provider. He has held senior executive and general manager positions with AirTouch Corporation where he managed over 15 corporate transactions and joint venture formations with a total value of over $6 billion and participated in over 30 acquisitions, including AirTouch’s merger with US West in a $10 billion dollar transaction. Prior to AirTouch, Mr. Parker worked for Arthur D. Little as a consultant. Mr. Parker earned a BS from Babson College in Entrepreneurial Studies and Communications.

Robert N. Schwartz, Ph.D. Dr. Schwartz has served on our Board of Directors since January 1998. Since 1979, Dr. Schwartz has been a visiting professor at U.C.L.A. and, since December 2000, the owner of a scientific consulting company, Channel Islands Scientific Consulting. From 1981 to 2000, Dr. Schwartz was a Senior Research Scientist at HRL Laboratories, LLC, Malibu, California. Prior to joining HRL Laboratories he was a Professor of Physical Chemistry at the University of Illinois, Chicago from 1968 until 1981. Since 2006 Dr. Schwartz has served as a Senior Scientist at the Aerospace Corporation in El Segundo, California. He has a B.A. in Mathematics, Chemistry and Physics, an M.S. in Chemical Physics from the University of Connecticut and a Ph.D. in Chemical Physics from the University of Colorado.
Richardson E. Sells. Mr. Sells has served on our Board of Directors since April 2005. Mr. Sells served as Vice President Global Sales, Cargo, of Northwest Airlines, Inc. from January 29, 2001 until his retirement at the end of calendar year 2006. Mr. Sells is currently the Managing Partner of Transition Management, LLC, a transportation-related consulting firm. Prior to joining Northwest Airlines, Mr. Sells was Managing Director, Hong Kong and China, for CV Transportation Services, LDC, from 1995 through December 31, 2000. Mr. Sells has a Bachelors of Science degree in Business Management from East Tennessee State University.
William A. Houlihan. Mr. Houlihan has served on our Board of Directors since September 29, 2009. Mr. Houlihan has more than 30 years of business and financial experience. For the periods from February 2006 to July 2006, February 2007 to May 2007 and December 2008 through present, Mr. Houlihan was a private investor while he evaluated opportunities to be the Chief Financial Officer of certain companies. Mr. Houlihan has served as Chief Financial Officer for several companies, which were Sixth Gear, Inc. from October 2007 to November 2008, Sedgwick Claims Management Services in Memphis, Tennessee from August 2006 until January 2007, Metris Companies from August 2004 to January 2006, and Hudson United Bancorp from January 2001 to November 2003. He also worked as an investment banker at UBS in New York, New York from June 2007 to September 2007, at J.P. Morgan Securities from November 2003 to July 2004, KBW, Inc. from October 1996 to January 2001, Bear, Stearns & Co., Inc. from April 1991 to October 1996, and Goldman Sachs & Co. from June 1981 to April 1991. Mr. Houlihan received a B.S. in Accounting in 1977 from Manhattan College, became licensed as a C.P.A. in 1979, and received his M.B.A. in Finance in 1983 from New York University Graduate School of Business.
Thomas Rice. Mr. Rice currently serves as President and Chief Operating Officer of RHA, an indirect subsidiary of ours. From 2000 to 2008, Mr. Rice served as Vice President of Healthcare Partners Investments, a partnership based in Oklahoma City, which owns and manages two hospitals, one surgery center, three sleep study centers, three outpatient physical therapy clinics and two imaging centers. From 1995-2000, Mr. Rice served as President of Integris Baptist Medical Center and Integris Southwest Medical Center, two large medical centers operating in Oklahoma City, where he grew revenue by 32% to over $450 million in a difficult reimbursement environment. Prior to that, Mr. Rice was President and CEO of Southwest Medical Center in Oklahoma City, which he led into a successful merger with Integris Health. Previously, Mr. Rice was Senior Vice President of St. David’s Healthcare System in Austin, Texas and administrator of various medical facilities in cities around the United States. Mr. Rice is a graduate of Lamar University and has a Masters Degree in Health Administration from Duke University. He has been certified as a Fellow in the American College of Healthcare Executives.
Board Meetings and Committees
The Board of Directors held three meetings, during the Fiscal Year Ended September 30, 2009. On 18 other occasions, the Board of Directors took actions through unanimous written consents. Each director attended all meetings of the Board of Directors and the committees of the Board of Directors on which he was a member, if any, held during the Fiscal Year Ended September 30, 2009.
The Audit Committee, which held four meetings during the Fiscal Year Ended September 30, 2009, and which took actions through unanimous written consents on two other occasions, assists the Board’s oversight of our financial statements and compliance with legal and regulatory requirements and the qualifications and performance of our independent auditor. The Audit Committee currently has four members, Dr. Schwartz and Messrs. Parker, Sells and Houlihan. Each of Dr. Schwartz and Messrs. Sells and Houlihan would be an independent director under the standards of the NYSE Amex (formerly known as the American Stock Exchange or the AMEX; we have used the independence standards of the NYSE Amex since we are not listed on a national securities exchange), and Mr. Houlihan is considered an “audit committee financial expert,” as such term is currently defined under the applicable rules and regulations of the SEC.

In September 2007, we formed a Compensation Committee comprising of Dr. Schwartz and Mr. Sells. The primary purpose of the Compensation Committee is to determine, or recommend to the Board of Directors for its determination, the compensation of our Chief Executive Officer and our other executive officers to ensure that our executive officers are fairly compensated based upon their performance and contribution to us. In addition, the Compensation Committee will produce an annual report on executive compensation for inclusion in our proxy statement filed with the SEC, in accordance with applicable rules and regulations. The Compensation Committee held one meeting during the Fiscal Year Ended September 30, 2009 and took actions through unanimous written consents on three other occasions.
Stockholder Communications with the Board of Directors
Our stockholders may communicate with the members of our Board of Directors and may recommend nominees to our Board of Directors by writing directly to our Board of Directors or specified individual directors at the following address:
First Physicians Capital Group, Inc.
Attn: Corporate Secretary
9663 Santa Monica Boulevard, #959
Beverly Hills, California 90210
Our Secretary will deliver stockholder communications to the specified individual director, if so addressed, or to one of our directors who can address the matter.
Compensation of Directors
Mr. Hirschhorn is the only director also serving as a full-time employee of ours as of September 30, 2009. He receives no additional compensation for serving as a director. With respect to non-employee, independent directors, our philosophy is to provide competitive compensation necessary to attract and retain qualified non-employee, independent directors.
In addition, on November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our Common Stock to two independent directors. The shares underlying these options vested in quarterly increments over three years, with an effective grant date of August 1, 2005. The exercise price of these options is $0.40 per share, which was the closing price of our Common Stock on November 17, 2005. These options were granted with Black-Scholes assumptions of 99% volatility, $0.37 share price, risk-free interest rates of 4.1% and exercise price of $0.40.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and officers and persons who beneficially own more than ten percent of our Common Stock to file with the SEC reports of beneficial ownership on Forms 3 and changes in beneficial ownership of our Common Stock and other equity securities on Form 4s or Forms 5. SEC regulations require all officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the Fiscal Year Ended September 30, 2009, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the Fiscal Year Ended September 30, 2009, was a director, officer or beneficial owner of more than 10% of our Common Stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Fiscal Year Ended September 30, 2009:

		Number of
		Transactions Not	Known Failures
	Number of Late	Reported On a	To File a
Name	Reports	Timely Basis	Required Form
	(#)	(#)

David Hirschhorn	1	1	0
Todd Parker	0	1	1
Code of Ethics
On April 22, 2008, we adopted a Corporate Code of Business Conduct and Ethics for Directors, executive officers and Employees (the “Code of Ethics”). The Code of Ethics applies to the Board, the Chief Executive Officer, the President, the Chief Operations Officer (should one be appointed), the Chief Financial Officer, each financial or accounting officer at the level of the principal accounting officer or controller and all other Section 16 reporting executive officers and all of our employees. A copy of the Code of Ethics is attached as an exhibit to the Form 10-K for the Fiscal Year Ended September 30, 2008.

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
Our executive compensation program is designed in a manner to offer a compensation package that utilizes three key elements: (1) base salary, (2) annual cash incentives and (3) long-term equity incentives. We believe that together these performance-based elements support the objectives of our compensation program.
•	Base Salaries. We seek to provide competitive base salaries factoring in the position, the executive’s skills and experience, the executive’s performance, as well as other factors. We believe appropriate base salary levels are critical in helping us to attract and retain talented executives.
•	Annual Cash Incentives. The aim of this element of compensation is to reward individual contributions to align with our annual operating performance and to recognize the achievement of challenging performance standards.
•	Long-Term Equity Incentives. The long-term element of our compensation program consists of discretionary grants of equity awards which are reviewed annually. These are designed to align our interests with those of management, employees and our stockholders by directly linking individual compensation to our long-term performance, as reflected in stock price appreciation and increased stockholder value.

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
The Executive Compensation Process
The Board of Directors
We established a Compensation Committee in September 2007 with responsibility for determining all aspects of officer and director compensation, which goes through the following process prior to determining equity compensation:
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
Upon recommendation of the Compensation Committee, the Board of Directors is responsible for making all decisions with respect to the compensation of the Chief Executive Officer and the Chief Financial Officer. In the first quarter of each the fiscal year, the Compensation Committee reviews base salaries, determines payout amounts for annual cash incentives and reviews long-term equity for the Chief Executive Officer and the Chief Financial Officer. In the first quarter of the Fiscal Year Ended September 30, 2009, the Compensation Committee did not need to meet because our five employees’ compensation had already been determined by pre-existing employment contracts. The Compensation Committee met as needed to consider specific contracts of executive officers, as revised from time to time, including a meeting to discuss David Hirschhorn’s employment agreement. Upon recommendation from the Compensation Committee, the Board of Directors reviews and establishes performance metrics for the current year’s annual incentive plan.
Outside Compensation Advice
The Compensation Committee may also seek compensation advice from our Advisory Board. These individuals advise the Board of Directors on compensation plan design issues, regulatory changes and best practices related to compensation.
Benchmarking Process
When making compensation decisions, the Compensation Committee considers the competitive market for executives and compensation levels provided by comparable companies. Though we generally target salary levels at the median of our peer group, total compensation may exceed or fall below the median for our Chief Executive Officer and Chief Financial Officer. Since one of the objectives of our compensation program is to consistently reward and retain top performers, actual compensation will vary depending on individual and our overall performance.

Compensation of Executive Officers
Mr. Hirschhorn joined us as Co-Chief Executive Officer and Co-Chief Financial Officer in July 2005, during a period when we were discontinuing active operations and entering a new industry. In order to attract Mr. Hirschhorn, we negotiated a compensation package with Mr. Hirschhorn that provided increasing annual salaries as we grow and other incentives that align his interests with those of our stockholders. Mr. Hirschhorn entered into an initial employment agreement, effective July 18, 2005, in which he received annual base salaries for the years ending July 18, 2006, 2007 and 2008, of $204,000, $240,000 and $360,000, respectively, and was eligible for an annual target incentive bonus of up to 300% of the applicable base salary. This bonus was payable upon achievement of certain performance targets set by the Board of Directors. Under his employment agreement, Mr. Hirschhorn was guaranteed annual incentive bonuses of $50,000, $75,000 and $100,000. Mr. Hirschhorn was also issued no less than 50,000 vested shares of our restricted Common Stock annually beginning with the second year of his employment agreement. At the time of his hire, Mr. Hirschhorn was also issued 1,250,000 restricted shares of our Common Stock. The cash components of Mr. Hirschhorn’s compensation package were intentionally set below market with performance incentives that would compensate him as we grew. The combination of Mr. Hirschhorn’s compensation structure and the equity awards granted to him at the time of his hire created a heavy weighting on long-term incentives. Mr. Hirschhorn entered into a second employment agreement, effective July 1, 2008, in which he will receive annual base salaries for the years ending July 1, 2009, 2010, 2011, 2012 and 2013 of $480,000.00, $540,000.00, $600,000.00, $630,000.00 and $661,500, respectively, and he is eligible for an annual incentive bonus as determined by the Compensation Committee of an amount not exceeding three times the base salary or 10% of our EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn has also received options to purchase up to 6,250,000 shares of Common Stock at an initial exercise price of $0.625 per share. Mr. Hirschhorn’s shares vest according to the following schedule: 1,250,000 shares vested on July 1, 2009; 1,250,000 shares vest on July 1, 2010; 1,250,000 shares vest on July 1, 2011; 1,250,000 shares vest on July 1, 2012 and the last 1,250,000 vest on July 1, 2013.
Mr. Parker joined us as Co-Chief Executive Officer and Co-Chief Financial Officer in July 2005 during a period when we were discontinuing active operations and entering a new industry. Mr. Parker entered into an employment agreement, effective July 18, 2005, in which he received a base salary of $96,000 per year, and was eligible for guaranteed annual bonuses in which he would receive guaranteed bonuses for the years ending July 18, 2006, 2007 and 2008 of $25,000, $50,000 and $75,000, respectively. At the time of his hire, Mr. Parker was issued 350,000 restricted shares of our Common Stock. Mr. Parker has not yet been provided equity grants in the form of stock options, warrants or premium-priced options. The equity awards granted to Mr. Parker at the time of his hire created a heavy weighting on long-term incentives. Mr. Parker resigned as Co-Chief Executive Officer and Co-Chief Financial Officer in September 2007 and continues to serve on the Board of Directors as a non-executive director with no salary. Pursuant to his resignation, 48,611 of his shares have been cancelled and returned to authorized but unissued status.
Details regarding Mr. Hirschhorn’s current compensation package are contained in the tables that follow, and a description of Mr. Hirschhorn’s employment agreement is described below as well. We continue to evaluate the components and level of compensation for our executive management.
Components of the Executive Compensation Program
Though we feel it is important to provide competitive cash compensation, we believe that a substantial portion of executive compensation should be performance-based. We believe it is essential for executives to have a meaningful equity stake linked to our long-term performance and, therefore, we have created compensation packages that aim to foster an owner-operator culture. Other than base salary, compensation of our executive officers and other key associates is also largely comprised of variable or “at risk” incentive pay linked to our financial and stock performance and individual contributions. Other factors we consider in evaluating executive compensation include internal equity, external market and competitive information, assessment of individual performance, level of responsibility and the overall expense of the program. In addition, we also strive to offer competitive benefits and appropriate perquisites.

Base Salary
Base salary represents the fixed component of our executive officers’ compensation. Following the review and recommendation of the Compensation Committee, the Board of Directors sets base salary levels based upon experience and skills, position, level of responsibility, the ability to replace the individual and market practices. The Compensation Committee reviews base salaries of the executive officers annually and approves all salary increases for the executive officers. Increases are based on several factors, including the Compensation Committee’s assessment of individual performance and contribution, promotions, level of responsibility, scope of position and competitive market data. These salaries are below the salary level normally provided to a Chief Executive Officer and/or Chief Financial Officer of a company of comparable size, complexity and performance and below the median level of our peer group.
Annual Cash Incentives
Our executive officers have the opportunity to earn cash incentives for meeting annual performance goals. Following review and recommendation of the Compensation Committee, the Board of Directors establishes financial and performance targets and opportunities linked to our overall performance.
Long-Term Equity Incentives
Our executive officer compensation is heavily weighted in long-term equity, as we believe superior stockholder returns are achieved through an ownership culture that encourages a focus on long-term performance by our executive officers. By providing our executive officers with an equity stake in our future, we are better able to align the interests of our executive officers and our stockholders. In establishing long-term equity incentive grants for our executive officers, the Compensation Committee reviews certain factors, including the outstanding equity grants held both by the individual and by our executives as a group, total compensation, performance, accumulated wealth analysis that includes projections of the potential value of vested equity (which is prepared reflecting assumptions about future stock price growth rates), the vesting dates of outstanding grants, tax and accounting costs, potential dilution and other factors.
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

Benefits Upon Termination of Employment
We have employment agreements with Mr. Hirschhorn, our Chief Executive Officer and Mr. Rice, an executive officer of RHA. The agreement with Mr. Hirschhorn provides that in the event Mr. Hirschhorn is terminated without cause we are obligated to pay Mr. Hirschhorn certain lump sum payments, as set forth below in the table entitled The Fiscal Year Ended September 30, 2009 — Potential Payments Upon Termination or Change in Control. Mr. Rice joined us as President and Chief Operating Officer of RHA in November of 2008. Mr. Rice entered into an employment agreement, effective November 10, 2008, pursuant to which he will receive an annual base salary of $275,000 per fiscal year. In the event Mr. Rice’s employment is terminated without cause or upon death or disability, RHA is obligated to pay Mr. Rice certain severance payments. If the termination occurs after Mr. Rice has been employed for less than twelve consecutive months, he shall receive the continued payment of his base salary for six months following the termination date. If the termination occurs after Mr. Rice has been employed for at least twelve consecutive months, he shall receive the continued payment of his base salary for twelve months following the termination date. Mr. Parkerson has no benefits upon termination.
The Board of Directors believes that the severance provisions contained in the employment agreements are an important element in attracting and retaining executive officers. See “The Fiscal Year Ended September 30, 2009 — Potential Payments Upon Termination or Change in Control” below for information with respect to potential payments and benefits under these employment agreements and our other compensation arrangements upon the termination of our executive officers.
Tax and Accounting Matters
Section 162(m) of the Internal Revenue Code of 1986 (the “Code”), enacted as part of the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the Chief Executive Officer and the four other most highly compensated executive officers. Under Internal Revenue Service regulations, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee does not believe that any of the executive compensation arrangements for the Fiscal Year Ended September 30, 2009 will result in the loss of a tax deduction pursuant to Section 162(m). The Compensation Committee expects to continue to monitor the application of Section 162(m) to executive compensation and will take appropriate action if it is warranted in the future.
We operate our compensation programs with the intention of complying with Section 409A of the Code. Effective February 1, 2006, we began accounting for stock-based compensation with respect to our long-term equity incentive award programs in accordance with the requirements of existing accounting standards.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2009, SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 SUMMARY EXECUTIVE COMPENSATION TABLE
The following table sets forth information concerning total compensation paid or earned during the Fiscal Year Ended September 30, 2009, September 30, 2008 and September 30, 2007 for the persons who served during the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008 and the Transition Period Ended September 30, 2007 as our Chief Executive Officers and Chief Financial Officers. These are our only two Executive Offices. As reflected in the tables below, the primary components of our compensation program are cash compensation, consisting of a mix of base salary and cash bonus compensation, and equity compensation, consisting of restricted stock grants.

							Non-	Change in
							Equity	Pension
							Incentive	Value and
Name							Plan	Nonqualified	All other
and					Stock	Option	Compen-	Deferred	Compen-
Principal		Salary	Bonus		Awards	Awards	sation	Compensation	sation		Total
Position	Year	($)	($)		($)	($)	($)	Earnings	($)		($)

David Hirschhorn	The Transition Period
Chief Executive Officer	ended Sep. 30, 2007	$183,508	—	(1)	$99,041	—	—	—	—		$282,549
(formerly Co-Chief Executive Officer	Sep. 30, 2008	$360,000	$225,000		—	$3,704,807	—	—	$37,163		$4,326,970
and Co-Chief Financial Officer)	Sep. 30, 2009	$495,000	—		—	—	—	—	$24,526		$519,526

Donald C Parkerson	The Transition Period
Chief Financial Officer	ended Sep. 30, 2007	—	—		—	—	—	—	—		—
	Sep. 30, 2008	$63,000	—		—	—	—	—	—		$63,000
	Sep. 30, 2009	$252,000	—		—	—	—	—	$5,303		$257,303

Dennis M. Smith	The Transition Period
Former Chief Financial Officer	ended Sep. 30, 2007	—	—		—	—	—	—	$200,000	(2)	$200,000
	Sep. 30, 2008	$275,000	—		—	$50,000	—	—	$8,230		$333,230
	Sep. 30, 2009	$229,170	—		—	—	—	—	$2,931		$232,101

Thomas Rice	The Transition Period
President/Chief Operating Officer,	ended Sep. 30, 2007	—	—		—	—	—	—	—		—
RHA	Sep. 30, 2008	—	—		—	—	—	—	—		—
	Sep. 30, 2009	$189,962	—		—	$153,236	—	—	—		$343,198

(1)	Mr. Hirschhorn was entitled to a guaranteed bonus payment in the amount of $56,250 during the Transition Period Ended September 30, 2007. He did not receive this bonus during the Transition Period Ended September 30, 2007, we have reserved this bonus amount in its financial statements.

(2)	Mr. Smith earned $200,000 in consulting fees in respect of consulting services he provided to us during the Transition Period Ended September 30, 2007 prior to becoming our Chief Financial Officer.

EMPLOYMENT AGREEMENTS
Mr. Hirschhorn is party to an employment agreement with us dated effective as of July 1, 2008 and approved by our Compensation Committee. The employment agreement expires on July 1, 2013. Under the employment agreement, Mr. Hirschhorn receives annual base salaries for the years ending July 1, 2009, 2010, 2011, 2012 and 2013 of $480,000, $540,000, $600,000, $630,000 and $661,500, respectively, and is eligible for an annual incentive bonus as determined by the Compensation Committee in an amount not to exceed three times his base salary for that fiscal year or 10% of our EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn entered into an Option Grant Agreement pursuant to the 2001 Plan, effective July 1, 2008, pursuant to which Mr. Hirschhorn was granted the option to acquire 6,250,000 shares of our Common Stock at an exercise price of $0.625. The shares underlying this option vest according to the following schedule: 1,250,000 vested on July 1, 2009, 1,250,000 on July 1, 2010, 1,250,000 on July 1, 2011, 1,250,000 on July 1, 2012, and the remaining 1,250,000 on July 1, 2013; Mr. Hirschhorn was not terminated for Misconduct (as that term is defined in the Option Grant Agreement, filed as Exhibit 10.2 to the Form 8-K filed with the SEC on July 7, 2008), nor has he, to our knowledge, engaged in Misconduct through the date of this Form 10-K. Either party may terminate Mr. Hirschhorn’s employment by providing written notice to the other party. If we terminate the employment, our notice shall include a statement indicating whether the termination was because of disability or for cause or without cause. In the event Mr. Hirschhorn is terminated, we are obligated to pay Mr. Hirschhorn certain lump sum payments, as set forth below in the table entitled “The Fiscal Year Ended September 30, 2009 — Potential Payments Upon Termination or Change in Control.”
The employment agreement with Mr. Hirschhorn also states that Mr. Hirschhorn shall receive a term life insurance policy with a death benefit of $1.0 million for the first year of the agreement, $1.5 million for the second and third years of the agreement and $2.0 million for each of the forth and fifth years of the agreement. The premiums for this policy are to be paid by us as long as Mr. Hirschhorn remains employed by us pursuant to the Agreement. We are not the beneficiary of the policy. The life insurance policy has not been purchased at this time, and in the event that Mr. Hirschhorn passes away, we may be liable to his estate in an amount to be determined, which may be up to $2.0 million.
Mr. Smith’s employment agreement was terminated on October 9, 2008. Mr. Smith’s employment terminated January 26, 2009.
THE FISCAL YEAR ENDED SEPTEMBER 30, 2009 — GRANTS OF PLAN-BASED AWARDS
On November 10, 2008, our Compensation Committee approved the issuance of options to purchase 500,000 shares of our Common Stock pursuant to the 2001 Plan to Thomas Rice. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.
GRANTS OF PLAN-BASED AWARDS

All Other
								All Other	Option
								Stock	Awards:
								Awards:	Number	Exercise	Grant
		Estimated Future Payouts			Estimated Future Payouts			Number	of	or Base	Date Fair
		Under Non-Equity			Under Equity			of Shares of	Securities	Price of	Value of
		Incentive Plan Awards			Incentive Plan Awards			Stock	Underlying	Option	Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Thomas Rice, President and Chief Operating officer of our indirect wholly owned subsidiary, Rural Hospital Acquisition, L.L.C.	11/10/2008	—	—	—	—	—	—	500,000	500,000	$0.625	$153,236

THE FISCAL YEAR ENDED SEPTEMBER 30, 2009 — OUTSTANDING EQUITY AWARDS
The following table summarizes information with respect to our outstanding equity awards held by executive officers at September 30, 2009.

	Option Awards					Stock Awards
Equity
Incentive
Plan
								Equity	Awards:
								Incentive	Market or
			Equity					Plan	Payout
			Incentive					Awards:	Value
			Plan					Number of	of
			Awards:					Unearned	Unearned
			Number					Shares,	Shares,
	Number of	Number of	of			Number of		Units	Units
	Securities	Securities	Securities			Shares or	Market Value	or Other	or Other
	Underlying	Underlying	Underlying			Units of	of Shares or	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Stock	Units of Stock	That	That Have
	Options	Options	Unearned	Exercise	Option	That Have	That Have	Have Not	Not
	(#)	(3)	Options	Price	Expiration	Not Vested	Not Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	($)	($)	($)	($)

David Hirschhorn Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	1,250,000	5,000,000	—	$0.625	07/01/2015	—	—	—	—

Thomas Rice, President and Chief Operating officer of our indirect wholly owned subsidiary, Rural Hospital Acquisition, L.L.C.	125,000	375,000	—	$0.625	11/10/2015	—	—	—	—

(1)	On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our Common Stock pursuant to the 2001 Plan to David Hirschhorn. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.

(2)	On November 10, 2008, our Compensation Committee approved the issuance of options to purchase 500,000 shares of our Common Stock pursuant to the 2001 Plan to Thomas Rice. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.

(2) THE FISCAL YEAR ENDED SEPTEMBER 30, 2009— POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL
The following tables show the estimated amount of potential payments, as well as estimated value of continuing benefits, assuming the executive officer’s employment terminated effective September 30, 2009, and based on compensation and benefit levels in effect on September 30, 2009. Due to the numerous factors involved in estimating these amounts, the actual benefits and amounts payable can only be determined at the time of an executive officer’s termination.
DAVID HIRSCHHORN, CHIEF EXECUTIVE OFFICER (FORMERLY CO-CEO and CO-CFO)

Involuntary
Termination
	Voluntary	Involuntary Not		Without Cause
	Termination	For		or Termination
Benefits/Payments	(including	Cause	For Cause	for Good	Death or
Upon Termination	Retirement)	Termination	Termination	Reason	Disability

Salary(1)	$120,000	$120,000	$120,000	$1,620,000	$120,000
Accelerated Vesting of Deferred Compensation	—	—	—	—	—
Compensation(2)	—	—	—	—	1,500,000	(3)
Accelerated Vesting of Options	—	—	—	—	—
Continuation of Insurance Benefits	—	—	—	—	—

(1)	In the event of Mr. Hirschhorn’s voluntary termination, we are required to pay Mr. Hirschhorn any amount of base salary earned by, but not yet paid to, Mr. Hirschhorn through the effective date of termination.

(2)	In the event of Mr. Hirschhorn’s voluntary termination, we are additionally required to pay to Mr. Hirschhorn (i) all benefits that have been earned by or vested in, and are payable to, Mr. Hirschhorn under and subject to the terms (including all eligibility requirements) of, the compensation and benefit plans in which Mr. Hirschhorn participated through the effective date of termination; (ii) all reimbursable expenses due, but not yet paid, to Mr. Hirschhorn as of the effective date of termination and (iii) an amount equal to all accrued and unused paid vacation or time off, calculated in accordance with our paid vacation or time off policies, practices and procedures (including authorized deductions and the deductions required by law), as of the effective date of termination.

(3)	Mr. Hirschhorn’s employment agreement provides that he shall receive a term life insurance policy with a death benefit of $1,000,000 for the first year of the agreement; $1,500,000 for the second and third years of the agreement and $2,000,000 for each of the fourth and fifth years of the agreement.

DONALD C. PARKERSON, CHIEF FINANCIAL OFFICER

Involuntary
Termination
	Voluntary	Involuntary Not		Without Cause
	Termination	For		or Termination
Benefits/Payments	(including	Cause	For Cause	for Good	Death or
Upon Termination	Retirement)	Termination	Termination	Reason	Disability

Salary(1)	$0	$0	$0	$0	$0
Accelerated Vesting of Deferred Compensation	—	—	—	—	—
Compensation	—	—	—	—	—
Accelerated Vesting of Options	—	—	—	—	—
Continuation of Insurance Benefits	—	—	—	—	—
We did not compensate Mr. Parkerson during the Fiscal Year Ended September 30, 2009; however Mr. Parkerson did receive compensation from Tatum, LLC, pursuant to an Executive Services Agreement between us and Tatum, LLC.
THE FISCAL YEAR ENDED SEPTEMBER 30, 2009 DIRECTOR COMPENSATION
We did not compensate non-employee members of our Board of Directors during the Fiscal Year Ended September 30, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Common Stock, Series 1-A Convertible Preferred Stock, Series 2-A Convertible Preferred Stock, Series 5-A Convertible Preferred Stock and Series 6-A Convertible Preferred Stock
The following table sets forth certain information, as of January 7, 2010, regarding the beneficial ownership of our Common Stock, including Common Stock issuable upon conversion of all preferred convertible securities, options, warrants and other convertible securities, by (i) all persons or entities who beneficially own 5% or more of our Common Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table herein and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of January 7, 2010, there were (i) 14,807,851 shares of Common Stock outstanding, (ii) 86,770,798 shares of Common Stock on a fully as-converted basis and (iii) on a fully as-converted basis, 81,600,253 shares of Preferred Stock, options, warrants and other securities convertible into Common Stock currently exercisable within 60 days of January 7, 2010, with each share of Common Stock being entitled to one vote.

		Amount and Nature of	Percent of
Title of Class	Name of Beneficial Owner(1)	Beneficial Ownership	Class

	5% Holders or Potential 5% Holders of Common Stock
Common(2)	SMP Investments I, LLC	12,847,618	47.7%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037 (4)
Common	Carol Schuster	4,250,000	28.7%
	3555 NW 58th Street
	Suite 700
	Oklahoma City, OK 73112
Common	Ciabattoni Living Trust 8/17/2000	8,801,667	37.3%
	16 Lagunita Drive
	Laguna Beach, CA 92561 (5)
Common	The Kupfer Family Trust UTD May 3, 2009	2,384,250	16.1%
	P.O. Box 9330
	Rancho Santa Fe, CA 92067
	Current Directors
Common	David Hirschhorn (3)	4,232,800	23.9%
Common	Todd Parker (6)	793,389	5.2%
Common	Robert N. Schwartz, Ph.D (7)	185,857	1.2%
Common	Richardson E. Sells (8)	440,000	2.9%
Common	William Houlihan (12)	1,100,000	7.0%
	Current Officers
Common	David Hirschhorn (3)	4,232,800	23.9%
Common	Donald C. Parkerson	—	—
Common	Thomas Rice (9)	250,000	1.7%
Common	Current directors and officers as a group (7 persons) (11)	7,002,046	41.9%
	Former Officers and Directors
Common	Dennis M. Smith (10)	475,000	3.1%
	5% Holders of Series 1-A Convertible Preferred Stock
Series 1-A Preferred	First Clearing Corporation	20,000	29.6%
	P.O. Box 6570
	Glen Allen, VA 23058
Series 1-A Preferred	Susan Lacerra & Steven Tingey, as joint tenants	7,600	11.2%
	c/o Jefferies & Co, Inc.
	650 California Street
	San Francisco, CA 94108

		Amount and Nature of	Percent of
Title of Class	Name of Beneficial Owner(1)	Beneficial Ownership	Class

Series 1-A Preferred	Ron Soderling	40,000	59.2%
	901 Dove Street, Suite 270
	Newport Beach, CA 92660
	5% Holders of Series 2-A Preferred Stock
Series 2-A Preferred	Ali R. Moghaddami	3,900	100%
	333 E. GlenOaks Boulevard
	Suite 202
	Glendale, CA 91207
	5% Holders of Series 5-A Preferred Stock
Series 5-A Preferred	Ciabattoni Living Trust 8/17/2000	600	6.7%
	16 Lagunita Drive
	Laguna Beach, CA 92561
Series 5-A Preferred	Richard Sambora Living Trust 4/13/00	500	5.6%
	c/o Gelfand Rennert & Feldman LLP
	360 Hamilton Avenue, Suite 100
	White Plains, New York 10601
Series 5-A Preferred	SMP Investments I, LLC	1,250	13.9%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037
Series 5-A Preferred	South Bay Capital LLC	500	5.6%
	c/o Keith Lehman, Managing Member
	960 Third Street, Apt. 204
	Santa Monica, CA 90403
	Current Directors
Series 5-A Preferred	David Hirschhorn	131	1.5%
Series 5-A Preferred	Todd Parker	135	1.5%
Series 5-A Preferred	William Houlihan	250	2.8%
Series 5-A Preferred	Richardson E. Sells	—	—
Series 5-A Preferred	Robert N. Schwartz, Ph.D	—	—
	Current Officers
Series 5-A Preferred	David Hirschhorn	125	1.4%
Series 5-A Preferred	Donald C. Parkerson	—	—
Series 5-A Preferred	Thomas Rice	—	—
Series 5-A Preferred	Current directors and officers as a group (7 persons) (11)	516	5.8%
	Former Officers and Directors
Series 5-A Preferred	Dennis M. Smith	125	1.4%

		Amount and Nature of	Percent of
Title of Class	Name of Beneficial Owner(1)	Beneficial Ownership	Class

5% Holders of Series 6-A Preferred Stock
Series 6-A Preferred	Ciabattoni Living Trust 8/17/2000	600	12.3%
16 Lagunita Drive
Laguna Beach, CA 92561
Series 6-A Preferred	Darras Revocable Trust dated 9/2/94	250	5.1%
600 South Indian Hill Boulevard
Claremont, CA 91711
Series 6-A Preferred	SMP Investments I, LLC	1,000	20.5%
c/o HSP Group, LLC
875 Prospect Street, Suite 220
La Jolla, CA 92037
Series 6-A Preferred	Hector S. Torres	300	6.2%
c/o Joseph Apuzzo, CPA
150 Airport Road, Suite 1000
Lakewood, NJ 08701
Series 6-A Preferred	James Chao	350	7.2%
5471 Kearny Villa Road, # 200
San Diego, CA 92123
Current Directors
Series 6-A Preferred	David Hirschhorn	—	—
Series 6-A Preferred	Todd Parker	—	—
Series 6-A Preferred	William Houlihan	—	—
Series 6-A Preferred	Richardson E. Sells	—	—
Series 6-A Preferred	Robert N. Schwartz, Ph.D	—	—
Current Officers
Series 6-A Preferred	David Hirschhorn	—	—
Series 6-A Preferred	Donald C. Parkerson	—	—
Series 6-A Preferred	Thomas Rice	—	—
Series 6-A Preferred	Current directors and officers as a group (7 persons) (11)	—	—

(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares.

(2)	The number of shares of Common Stock shown as beneficially owned by any person or entity includes all Preferred Stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of January 7, 2010. The percentages of beneficial ownership of Common Stock shown assume the exercise or conversion of all preferred stock, options, warrants and other securities convertible into Common Stock held by such person or entity currently exercisable within 60 days of January 7, 2010, but not the exercise or conversion of preferred stock, options, warrants and other convertible securities held by other holders of such securities.

(3)	Consists of (a) 1,250,000 restricted shares of Common Stock granted in connection with Mr. Hirschhorn’s Employment Agreement, dated as of July 18, 2005; (b) 419,200 shares beneficially owned by Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, which directly holds 125 shares of 5-A Preferred and 6 shares of 5-A Preferred owned by him individually, which are convertible into 400,000 shares of Common Stock; (c) 60,000 shares of Common Stock issued to Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, pursuant to the exercise of a warrant dated July 18, 2005; (d) 2,500,000 vested options convertible into shares of Common Stock and (e) 3,600 warrants dated January 7, 2010.

(4)	Consists of (a) 1,250 shares of 5-A Preferred, which are convertible into 4,000,000 shares of Common Stock; (b) 1,000 shares of 6-A Preferred which are convertible into 3,200,000 shares of Common Stock; (c) an Advisory Board warrant to purchase an aggregate of 150,000 shares of Common Stock at a price of $0.45 per share; (d) 714,285 shares of Common Stock at $0.45 per share; (e) a warrant to purchase 1,200,000 shares of Common Stock at a price of $0.3125 per share; (f) warrants to purchase an aggregate of 2,450,000 shares of Common Stock at a price of $0.50 per share; (g) warrants to purchase an aggregate of 333,333 shares of Common Stock at a price of $0.75 per share and (h) $500,000 of debt convertible at $0.625 per share into 800,000 shares of Common Stock.

(5)	Consists of (a) 600 shares of 5-A Preferred, which are convertible into 1,920,000 shares of Common Stock; (b) 600 shares of 6-A Preferred, which are convertible into 1,920,000 shares of Common Stock; (c) a warrant to purchase 600,000 shares of Common Stock at a price of $0.3125 per share; (d) warrants to purchase an aggregate of 2,095,000 shares of Common Stock at a price of $0.50 per share; (e) warrants to purchase an aggregate of 666,667 shares of Common Stock at a price of $0.75 per share and (f) $1,000,000 of debt convertible at $0.625 per share into 1,600,000 shares of Common Stock.

(6)	Consists of (a) 361,389 shares of Common Stock, of which (i) 350,000 restricted shares were granted in connection with Mr. Parker’s employment agreement, dated as of July 18, 2005, of which 48,611 have been cancelled pursuant to termination of Mr. Parker’s employment agreement, and (ii) 60,000 were issued pursuant to the exercise of a warrant dated July 18, 2005, and (b) 135 shares of 5-A Preferred, which are convertible into 432,000 shares of Common Stock.

(7)	Consists of (a) 982 shares directly owned by Dr. Schwartz; (b) 1,125 shares owned in a trust on behalf of Dr. Schwartz and (c) 183,750 shares of Common Stock issuable upon exercise of Dr. Schwartz’s stock options.

(8)	Consists of (a) 180,000 shares of Common Stock issuable upon exercise of Mr. Sells’ stock options; (b) 200,000 shares of Common Stock and which are currently vested.

(10)	Consists of (a) 125 shares of 5-A Preferred which are convertible into 400,000 shares of Common Stock; (b) 60,000 shares of Common Stock issued pursuant to the exercise of a warrant dated July 18, 2005 and (c) 15,000 shares of Common Stock granted pursuant to the exercise of a warrant dated September 18, 2006.

(11)	Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting or investment powers.

(12)	Consists of (a) 250 shares of 5-A Preferred, which are convertible into 800,000 shares of Common Stock and (b) 300,000 shares of Common Stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Since we are not listed on a national securities exchange, we have decided to use the independence standards of the NYSE Amex (formerly known as the American Stock Exchange or AMEX). We believe that the Board of Directors would determine that Richardson E. Sells, Robert N. Schwartz and William Houlihan would be “independent directors” under the rules of the NYSE Amex if we were listed on the NYSE Amex and asked to make such a determination.

Advisory Board
On August 22, 2005, we announced the creation of an Advisory Board with seven initial members. We issued warrants to purchase up to 900,000 shares of Common Stock to Advisory Board members as compensation for their service. On November 9, 2005, we delivered 727,500 of such warrants to our seven initial Advisory Board members, with an effective issuance date of August 2, 2005. All such warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1% and an exercise price of $0.35. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The shares underlying these warrants became fully vested in August 2007. In December 2006, our Board of Directors approved the issuance of a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $0.45 per share to Steven Spector, upon his addition as a member to the Advisory Board. The shares underlying the warrant issued to Mr. Spector became fully vested on December 12, 2008 and are currently in the process of being exercised. On September 11, 2007, our Board of Directors approved the issuance of warrants to purchase an aggregate of 350,000 shares of our Common Stock at an exercise price of $0.45 per share to six new members of our Advisory Board. The shares underlying these warrants become fully vested on September 13, 2009. 125,000 of these warrants expired and 225,000 are in the process of being exercised On February 15, 2008, our Board of Directors approved the issuance of a warrant to purchase a total of 714,285 shares of our Common Stock at an exercise price of $0.45 per share to Brian Potiker, in consideration for his continued service as a member of our Advisory Board. The shares underlying the warrant issued to Mr. Potiker became fully vested on October 30, 2008 and expired on October 30, 2009.
In March 2009, in consideration for their strategic advice and assistance, Messrs. Jay Beaghan, Rod Rivera, I. Bobby Majumder and Dr. Harley Liker, as members of our Advisory Board, were issued Advisory Board warrants to purchase an aggregate of 125,000 shares of Common Stock at an exercise price of $0.625 per share. These warrants will expire on March 16, 2012 and were issued in the following individual amounts: (i) 25,000 warrants to Mr. Beaghan; (ii) 25,000 warrants to Mr. Rivera; (iii) 25,000 warrants to Mr. Majumder and (iv) 50,000 warrants to Dr. Liker. One-third of the warrants vested immediately, one-third vest on March 16, 2010 and one-third vest on March 16, 2011. These warrants expire on March 16, 2012. As of September 30, 2009 all of these warrants remain outstanding.
In June 2009, we issued warrants to purchase 150,000 shares of Common Stock to a member of the newly created Medical Advisory Board. These warrants were issued an exercise price of $0.625. One-third of the warrants vested immediately upon issuance on June 10, 2009 and the remaining two-thirds vest on June 10, 2010. These warrants expire on June 10, 2012. As of September 30, 2009 all of these warrants remain outstanding.
Advance to Affiliated Entity
On April 28, 2006, we entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of our directors at that time. Under the terms of this agreement, we advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation, pursuant to a private placement of $112,000,008 of securities completed on April 24, 2006. The securities were listed on the Alternative Investment Market of the London Stock Exchange (the “AIM”) and started trading on April 28, 2006 and ceased trading on the AIM on September 4, 2009. In addition, for consideration of $239.38, we purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, we received a partial repayment of this advance in the amount of $60,654. In addition, on June 12, 2006, we were reimbursed $75,000, representing expenses associated with this advance. As of September 30, 2009 we have written the remaining amounts due on this advance off as uncollectible.
Sub-Lease from HSP, Inc.
We are subleasing office space located at 433 N. Camden, Suite 810, Beverly Hills, California 90210 from HSP, Inc. which is a related entity to SMP, an affiliate of ours. The sub-lease is for a term of 5 years at a monthly rental of $4,800 per month, subject to adjustment downward based on other subtenants occupying space at the same location.

Repurchase of 49% Interest in RHA
Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, through our subsidiary RHA, we purchased the remaining 49% issued and outstanding membership units of RHA not owned by us from Carol Schuster, an individual residing in Oklahoma and holder of approximately forty-two percent (42%) of our Common Stock. RHA repurchased the remainder of its issued and outstanding membership units for $1,800,000 through a series of cash payments and the issuance of a promissory note. We serve as guarantor for those payment obligations.
Exercise of Warrants
In August 2008, three of the initial seven Advisory Board members exercised their warrants in full and a total of 302,500 shares of Common Stock were issued. The other four initial Advisory Board members, holding a total of 425,000 shares of Common Stock, allowed their warrants to expire unexercised. The Advisory Board warrant issued to Mr. Spector vested on December 12, 2008 and is in the process of being exercised. The warrants issued to six new Advisory Board members on September 13, 2007, and the warrant issued to Mr. Potiker, remain outstanding.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
We have engaged Whitley Penn LLP to audit our financial statements for the Fiscal Years Ended September 30, 2009 and September 30, 2008. MBC conducted the annual audits of our financial statements included in our Annual Report on Form 10-K for the Transition Period Ended September 30, 2007, filed with the SEC on February 11, 2008 and the Annual Report on Form 10-K for the Fiscal Year Ended January 31, 2007, filed with the SEC on May 17, 2007. Whitley Penn LLP conducted the quarterly reviews of our financial statements included in our Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2007, filed with the SEC on February 20, 2008; the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2008, filed with the SEC on May 20, 2008 and the Quarterly Report on Form 10-Q for the Fiscal Quarter Ended June 30, 2008, filed with the SEC on August 19, 2008. The decision to engage Whitley Penn LLP as our independent auditors for Fiscal Year Ended September 30, 2009 has been approved by the Board of Directors, the Audit Committee and our stockholders.
Fees
Aggregate fees for professional services rendered to us by Whitey Penn LLP and MBC as of or for the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008, and for the Transition Period Ended September 30, 2007, respectively, were:

	Year	Year	Transition
	Ended	Ended	Period Ended
	September 30,	September 30,	September 30,
	2009	2008	2007

Audit Fees	$234,141	$335,137	$70,350
Audit-Related Fees	$—	$8,565	$—
Tax Fees	$36,410	$—	$68,300
All Other Fees	$19,366	$—	$—

Total	$289,917	$343,702	$138,650

Audit fees for the Fiscal Year Ended September 30, 2009 and the Fiscal Year Ended September 30, 2008, respectively, were for professional services rendered for the audits of our consolidated financial statements and the reviews of certain subsidiary companies and the quarterly reviews of the financial statements included in our Forms 10-Q. For the Fiscal Year Ended September 30, 2008, $184,501 of the audit fees related to recurring audit costs. The other $150,636 related to one-time audit costs related to our acquisition of interests in RHA and SPMC.

Audit Related fees for the Fiscal Year Ended September 30, 2009, Fiscal Year Ended September 30, 2008 and the Transition Period Ended September 30, 2007, respectively, were for accounting consultations, capital issuances and review of responses to various SEC comment letters.
Tax fees for the Fiscal Year Ended September 30, 2009, Fiscal Year Ended September 30, 2008 and the Transition Period Ended September 30, 2007 were for services related to tax compliance and advisory services including assistance with review of tax returns, advice on goods and services taxes and duties in various jurisdictions and ad hoc corporate tax planning and advice. Other fees for the Fiscal Year Ended September 30, 2009 were related to fees associated with potential acquisitions.
We had no other fees for professional services rendered by our independent auditors during the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008 or the Transition Period Ended September 30, 2007.
The Audit Committee has advised us that it has determined that the non-audit services rendered by our independent auditors during the Fiscal Year Ended September 30, 2009, the Fiscal Year Ended September 30, 2008 and the Transition Period Ended September 30, 2007 are compatible with maintaining the independence of the auditors.
Audit Committee Pre-Approval Policies and Procedures
Our Audit Committee pre-approves audit and non-audit services provided by our independent auditors at its quarterly meetings.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:

(3)	The following documents are filed as exhibits to this Form 10-K (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference):

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*
Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.5*
Agreement and Plan of Merger dated as of December 14, 2000, among the Registrant, OTT Acquisition Corp., Online Transaction Technologies, Inc. and its Shareholders (filed as Exhibit 10.11 to the Form 10-Q, as filed with the SEC on December 15, 2000)

3.6*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.7*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.8*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.9*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.10*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.11*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

3.12*
Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.13*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.14*
Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.15*
Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

Exhibit No.	Description

3.16*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

4.1*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.2*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.6*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

4.8*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

4.9*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.10*	Amended and Restated Articles of Organization of Rural Hospital Acquisition LLC (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.11*	Amended and Restated Operating Agreement Rural Hospital Acquisition LLC (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.12*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

10.1*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.2*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.3*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.4*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

Exhibit No.	Description

10.5*	Form of Limited Guaranty by Tri-Isthmus Group, Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.6*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.7*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.8*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.9*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.10*	Form of Warrant issued to SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 26, 2008)

10.11*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.12*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.13*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.14*	Agreement and Plan of Merger, dated April 24, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.15*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.16*	Form of Warrant issued to each of SMP Investments I, LLC and Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.17*
Form of Letter Agreement for the issuance of shares of Series 6-A Convertible Preferred Stock in complete satisfaction of that certain convertible promissory note dated as of October 29, 2007 between Tri-Isthmus Group, Inc., Surgical Center Acquisition Holdings, Inc., Del Mar Acquisition, Inc., Del Mar GenPar, Inc., Point Loma Acquisition, Inc., and Point Loma GenPar, Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.18*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated May 29, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 4, 2008)

10.19*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 4, 2008)

10.20*	Employment Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.21*	Form of Option Grant Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)

Exhibit No.	Description

10.22*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated September 8, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on September 12, 2008)

10.23*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on September 12, 2008)

10.24*	Employment Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.25*	Option Grant Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.26*
Form of Loan Agreement, effective November 6, 2008, among RHA Anadarko, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.27*
Form of Loan Agreement, effective November 6, 2008, among RHA Stroud, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Anadarko, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Valliance Bank (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.28*
Form of Loan Agreement, effective November 6, 2008, among RHA Tishomingo, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Anadarko, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.29*	Form of Promissory Note, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.30*	Form of Promissory Note, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.31*	Form of Promissory Note, effective November 6, 2008, by RHA Tishomingo, LLC, in favor of Canadian State Bank (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.32*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.8 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.33*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.9 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.34*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.10 to the Form 8-K, as filed with the SEC on December 17, 2008)

Exhibit No.		Description

10.35	*†	Form of Promissory Note, dated December 11, 2008, by Rural Hospital Acquisition, LLC, in favor of Carol Schuster (filed as Exhibit 10.11 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.36	*	Form of Guaranty of Tri-Isthmus Group, Inc., dated December 11, 2008, in favor of Carol Schuster (filed as Exhibit 10.12 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.37	*	Form of Convertible Promissory Note Issued in Favor of SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.38	*
Form of Convertible Promissory Note Issued in Favor of Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.39	*	Form of Warrant No. 108 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.40	*	Form of Warrant No. 109 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.41	*	Form of Warrant No. 110 (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.42	*	Form of Warrant No. 111 (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.43	*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.44	*
Form of Warrant (exercisable at $0.50 per share) issued to each of Michael Ciabattoni, Scott Casey, Jean Heaton, Stephanie Heaton, Jennifer Heaton, Cobea Associates, LLC, William Wallace, Trustee of the Wallace Family Revocable Trust dated April 23, 2001, Otto J. Claricurzio, and Phillip J. Ciabattoni (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.45	*
Form of Warrant (exercisable at $0.75 per share) issued to each of Michael Ciabattoni, Scott Casey, Jean Heaton, Stephanie Heaton, Jennifer Heaton, Cobea Associates, LLC, William Wallace, Trustee of the Wallace Family Revocable Trust dated April 23, 2001, Otto J. Claricurzio, and Phillip J. Ciabatton (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.46	*
Form of Convertible Promissory Note issued to each of Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.47	*
Form of Warrant (exercisable at $0.50 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.48	*
Form of Warrant (exercisable at $0.75 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.49	*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 12, 2009)

Exhibit No.		Description

10.50	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.51	*	Form of Medical Advisory Board Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.52	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.53	*	Form of Warrant issued in connection with 5-A (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.54	*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.55	*	Form of Warrant issued in connection with 6-A (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.56	*	Form Subscription Agreement, dated December 3, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 14, 2009)

10.57	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 14, 2009)

14.1	*
Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008 (filed as Exhibit 14.1 to the Form 10-K, as filed with the SEC on January 13, 2009)

21.1		Subsidiaries of First Physicians Capital Group, Inc. (f/k/a Tri-Isthmus Group, Inc.)

31.1		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1		Certification Pursuant to 18 U.S.C. 1350

32.2		Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

†	Certain portions of these documents have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from these documents has been separately filed with the SEC. Each redacted portion of these documents is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of the Registrant.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Physicians Capital Group, Inc.

Date: January 12, 2010	By:	/s/ David Hirschhorn
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ David Hirschhorn David Hirschhorn	Chairman of the Board, Chief Executive Officer	January 12, 2010

/s/ Donald C. Parkerson
Donald C. Parkerson	Chief Financial Officer	January 12, 2010

/s/ Todd Parker
Todd Parker	Director	January 12, 2010

/s/ Robert N. Schwartz
Robert N. Schwartz	Director	January 12, 2010

/s/ Richardson E. Sells
Richardson E. Sells	Director	January 12, 2010

/s/ William Houlihan
William Houlihan	Director	January 12, 2010

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*
Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.5*
Agreement and Plan of Merger dated as of December 14, 2000, among the Registrant, OTT Acquisition Corp., Online Transaction Technologies, Inc. and its Shareholders (filed as Exhibit 10.11 to the Form 10-Q, as filed with the SEC on December 15, 2000)

3.6*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.7*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.8*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.9*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.10*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.11*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

3.12*
Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.13*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.14*
Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

Exhibit No.		Description

3.15	*
Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.16	*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

4.1	*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.2	*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3	*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4	*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5	*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.6	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

4.8	*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

4.9	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.10	*	Amended and Restated Articles of Organization of Rural Hospital Acquisition LLC (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.11	*	Amended and Restated Operating Agreement Rural Hospital Acquisition LLC (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.12	*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

10.1	*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.2	*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.3	*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.4	*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

Exhibit No.		Description

10.5	*	Form of Limited Guaranty by Tri-Isthmus Group, Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.6	*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.7	*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.8	*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.9	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.10	*	Form of Warrant issued to SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 26, 2008)

10.11	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.12	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.13	*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.14	*	Agreement and Plan of Merger, dated April 24, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.15	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.16	*	Form of Warrant issued to each of SMP Investments I, LLC and Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.17	*
Form of Letter Agreement for the issuance of shares of Series 6-A Convertible Preferred Stock in complete satisfaction of that certain convertible promissory note dated as of October 29, 2007 between Tri-Isthmus Group, Inc., Surgical Center Acquisition Holdings, Inc., Del Mar Acquisition, Inc., Del Mar GenPar, Inc., Point Loma Acquisition, Inc., and Point Loma GenPar, Inc. (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.18	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated May 29, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 4, 2008)

10.19	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 4, 2008)

10.20	*	Employment Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)

Exhibit No.		Description

10.21	*	Form of Option Grant Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.22	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated September 8, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on September 12, 2008)

10.23	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on September 12, 2008)

10.24	*	Employment Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.25	*	Option Grant Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.26	*
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
Form of Loan Agreement, effective November 6, 2008, among RHA Tishomingo, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Anadarko, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.29	*	Form of Promissory Note, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.30	*	Form of Promissory Note, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.31	*	Form of Promissory Note, effective November 6, 2008, by RHA Tishomingo, LLC, in favor of Canadian State Bank (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.32	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.8 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.33	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.9 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.34	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.10 to the Form 8-K, as filed with the SEC on December 17, 2008)

Exhibit No.		Description

10.35	*†	Form of Promissory Note, dated December 11, 2008, by Rural Hospital Acquisition, LLC, in favor of Carol Schuster (filed as Exhibit 10.11 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.36	*	Form of Guaranty of Tri-Isthmus Group, Inc., dated December 11, 2008, in favor of Carol Schuster (filed as Exhibit 10.12 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.37	*	Form of Convertible Promissory Note Issued in Favor of SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.38	*
Form of Convertible Promissory Note Issued in Favor of Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.39	*	Form of Warrant No. 108 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.40	*	Form of Warrant No. 109 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.41	*	Form of Warrant No. 110 (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.42	*	Form of Warrant No. 111 (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.43	*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.44	*
Form of Warrant (exercisable at $0.50 per share) issued to each of Michael Ciabattoni, Scott Casey, Jean Heaton, Stephanie Heaton, Jennifer Heaton, Cobea Associates, LLC, William Wallace, Trustee of the Wallace Family Revocable Trust dated April 23, 2001, Otto J. Claricurzio, and Phillip J. Ciabattoni (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.45	*
Form of Warrant (exercisable at $0.75 per share) issued to each of Michael Ciabattoni, Scott Casey, Jean Heaton, Stephanie Heaton, Jennifer Heaton, Cobea Associates, LLC, William Wallace, Trustee of the Wallace Family Revocable Trust dated April 23, 2001, Otto J. Claricurzio, and Phillip J. Ciabattoni (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.46	*
Form of Convertible Promissory Note issued to each of Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.47	*
Form of Warrant (exercisable at $0.50 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.48	*
Form of Warrant (exercisable at $0.75 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)

Exhibit No.		Description

10.49	*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.50	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.51	*	Form of Medical Advisory Board Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.52	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.53	*	Form of Warrant issued in connection with 5-A (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.54	*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.55	*	Form of Warrant issued in connection with 6-A (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.56	*	Form Subscription Agreement, dated December 3, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 14, 2009)

10.57	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 14, 2009)

14.1	*
Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008 (filed as Exhibit 14.1 to the Form 10-K, as filed with the SEC on January 13, 2009)

21.1		Subsidiaries of First Physicians Capital Group, Inc. (f/k/a Tri-Isthmus Group, Inc.)

31.1		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1		Certification Pursuant to 18 U.S.C. 1350

32.2		Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

†	Certain portions of these documents have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from these documents has been separately filed with the SEC. Each redacted portion of these documents is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of the Registrant.