Form 10-Q
period 2009-12-31
First Physicians Capital Group, Inc.
filed 2010-02-19
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Number of shares of common stock outstanding as of February 18, 2010	15,045,757

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31,	September 30,
	2009	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,582	$2,324
Restricted cash	1,524	1,523
Accounts receivable, net of allowance for uncollectible accounts	4,441	4,891
Prepaid expenses	409	111
Other current assets	1,529	1,772

Total current assets	9,485	10,621

Property and equipment, net	16,793	17,033
Goodwill	759	759
Other assets	1,016	1,078

Total assets	$28,053	$29,491

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$3,854	$3,598
Accrued expenses	2,923	3,515
Notes payable	4,356	4,309
Current maturities of long-term debt	1,033	1,028

Total current liabilities	12,166	12,450

Long-term debt, net of current portion	12,230	12,441
Commitments and contingencies
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31,	September 30,
	2009	2008
	(Unaudited)

Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of December 31, 2009 and September 30, 2009)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of December 31, 2009 and September 30, 2009)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 9,000 and 8,987 shares issued and outstanding as of December 31, 2009 and September 30, 2009, respectively)	7,832	7,819

Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 and 4,957 shares issued and outstanding as of December 31, 2009 and September 30, 2009, respectively)	4,381	4,463

Total redeemable preferred stock	12,213	12,282

Common stock ($0.01 par value, 100,000,000 shares authorized; 14,864,357 and 13,448,683 shares issued and outstanding as of December 31, 2009 and September 30, 2009, respectively)	150	136
Additional paid-in capital	78,316	77,109
Accumulated deficit	(88,286)	(86,122)
Treasury stock, at cost (93,494 shares as of December 31, 2009 and September 30, 2009)	(79)	(79)

Total First Physicians Capital Group shareholders’ deficit	(9,899)	(8,956)

Noncontrolling interests	1,152	1,083

Total shareholders’ deficit	(8,747)	(7,873)

Total liabilities, preferred stock and shareholders’ deficit	$28,053	$29,491

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended
	December 31,	December 31,
	2009	2008

Revenue from services	$10,328	$10,821

Costs and expenses:
Selling, general and administrative expenses	9,715	9,970
Provision for doubtful accounts	1,683	1,003
Amortization of stock-based compensation	278	308
Depreciation and amortization	319	231

Total costs and expenses	11,995	11,512

Operating loss	(1,667)	(691)

Other income (expense)	436	39
Interest expense	(706)	(172)

Net loss from operations before taxation and non-cash beneficial conversion feature	(1,937)	(824)
Taxation	—	—

Net loss	(1,937)	(824)

Net income attributable to Noncontrolling interests	(180)	(94)

Net loss attributable to First Physicians Capital Group	(2,117)	(918)
Non-cash beneficial conversion feature preferred dividend	(47)	—

Net loss attributable to First Physicians Capital Group common shareholders	$(2,164)	$(918)

Net loss per common share:
Basic	$(0.15)	$(0.09)

Diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,117)	$(918)
Adjustments to reconcile net loss to net cash used in operating activities:

Noncontrolling interest	180	94
Depreciation and amortization	319	231
Amortization of stock based compensation	278	308
Amortization of debt discount	359	—
Bad debt provision	1,683	1,003
Changes in working capital components:
Accounts receivable	(1,233)	(1,484)
Accounts payable and accrued expenses	(336)	19
Others	6	(809)

Net cash used in operating activities	(861)	(1,556)

Cash flows from investing activities:
Purchase of property and equipment	(79)	(3,427)
Acquisition of subsidiaries, net of cash acquired	—	(50)
Increase in restricted cash	(1)	—

Net cash used in investing activities	(80)	(3,477)

Cash flows from financing activities:
Repayment of notes	(363)	(4,838)
Distributions to noncontrolling interests	(112)	—
Proceeds from exercise of stock warrants	389	—
Issuance of common stock	100	—
Issuance of preferred stock Series 5-A, net of costs	13	—
Issuance of preferred stock Series 6-A, net of costs	43	—
Proceeds from long-term debt	129	8,346

Net cash provided by financing activities	199	3,508

Net decrease in cash and cash equivalents	(742)	(1525)

Cash and cash equivalents at beginning of period	2,324	2,970

Cash and cash equivalents at end of period	$1,582	$1,445

Cash paid for interest	$334	$142

During the fiscal quarter ended December 31, 2008, there was a non-cash transaction which involved the purchase of the 49% minority interest in RHA (as that term is defined herein) for a promissory note of $1,800,000, with the first payment of $50,000 paid at closing.
During the fiscal quarter-ended December 31, 2009, the fair value of warrants issued in conjunction with the extension of the convertible notes which were issued in connection with the Bridge Financing amounted to $283,000.
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us” or “our,” depending on the context), as of December 31, 2009 and September 30, 2009 and for the three-month periods ended December 31, 2009 and December 31, 2008, respectively, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on January 12, 2010, and any amendments thereto, for the year ended September 30, 2009. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results as of September 30, 2009 have been derived from our audited consolidated financial statements for the fiscal year ended as of such date.
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
Future Funding
We have sustained operating losses since inception and had an accumulated deficit of approximately $88.3 million as of December 31, 2009. This deficit has been funded primarily through preferred stock financing, sales of promissory notes and cash generated from operations.
At December 31, 2009, we had current liabilities of $12.2 million and current assets of $9.5 million.
We will need additional capital to continue to maintain and expand our operations and will endeavor to raise funds through the sale of equity shares and other types of securities and revenues from operations, but despite our efforts we may not generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. If we cannot obtain such capital or generate such operating revenues it would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating capital and capital expenditure requirements will vary based on a number of factors, including the level of sales and marketing activities for our services and products and there can be no assurance that additional private or public financings, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. To the extent we use debt financing, if available, we will have to pay interest and we may have to agree to restrictive covenants that could impose limitations on our operating flexibility. If we cannot successfully obtain additional future funding it may jeopardize our ability to continue our business and operations.
We believe that we have adequate funding from the operations of our subsidiary, RHA, our Del Mar, California ambulatory surgical center (the “Del Mar Ambulatory Surgical Center”) and cash and cash equivalents for us to continue in operation for at least 12 months from the balance sheet date. Therefore, we have prepared our financial statements on a going-concern basis.

Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. Our management will seek to assist our subsidiaries to expand their access to working capital as appropriate.
Reclassifications
Certain reclassifications have been made to the prior period amounts in order to conform to the current period presentation.
Critical Accounting Policies
For critical accounting policies affecting us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (the “Fiscal Year Ended September 30, 2009”). Critical accounting policies affecting us have not changed materially since September 30, 2009.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on “Fair Value Measurements.” The new guidance sets forth the standards for using fair value to measure assets and liabilities. It addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The new standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by us in the first quarter of the Fiscal Year Ended September 30, 2009. Adoption of the new standard did not have a material impact on our financial condition or results of operations.
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
In December 2007, the FASB issued guidance on “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This guidance requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the income statement. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2010. The adoption of this standard did not have a material impact on our financial condition or results of operation.
In December 2007, the FASB issued updated guidance on business combinations. This guidance applies the acquisition method of accounting for business combinations where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. The updated guidance requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us in the current fiscal quarter. The adoption of this standard did not have a material impact on our financial condition or results of operation.
In June 2009, the FASB established the FASB Accounting Standards Codification (“ASC”) as the single authoritative source for generally accepted accounting principles (“GAAP”). The ASC was effective for financial statements that cover interim and annual reports ended after September 15, 2009. While not intended to change GAAP, the ASC significantly changed the way in which the accounting literature is organized. Because the ASC completely replaced existing standards, it affected the way GAAP is referenced by companies in their financial statements and accounting policies. Our adoption and use of the ASC beginning with the Fiscal Year Ended September 30, 2009 did not have an impact on our financial position, results of operations or cash flows.

Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Carrying value of notes payable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.
2. Net Loss Per Share

	Three Months ended
	(in thousands)
	December 31,	December 31,
	2009	2008

Numerator for basic and diluted loss per share:
Net loss attributable to common shareholders	$(2,164)	$(918)

Denominator for basic (loss)/profit per share — weighted average shares	14,182,308	10,322,929
Effect of dilutive shares:
Employee stock options	N/A	N/A
Preferred stock	N/A	N/A
Warrants	N/A	N/A

Net (loss)/profit per common share:
Basic and diluted	$(0.15)	$(0.09)

As we had a net loss for the three months ended December 31, 2009 and December 31, 2008, respectively, potential shares of common stock equivalents outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.
3. Accounts Receivable
Accounts receivable consisted of the following:

	December 31,	September 30,
	2009	2009
Gross patient accounts receivable	$20,546	$18,470
Reserves for bad debt	(5,081)	(3,842)
Reserves for contractual allowances	(11,024)	(9,737)

Patient accounts receivable, net	$4,441	$4,891

4. Other Current Assets
Other current assets consisted of the following:

	December 31,	September 30,
	2009	2009
Deposits	$121	$120
Medical supplies	501	510
Other receivables	907	1,142

Total other current assets	$1,529	$1,772

5. Property and Equipment
Property and equipment consisted of the following:

	December 31,	September 30,
	2009	2009
Computer hardware	$95	$92
Furniture, fixtures and medical equipment	4,557	4,458
Land	834	834
Buildings	13,441	13,340
Construction in progress	—	124
Leasehold improvements	944	944
Accumulated depreciation	(3,078)	(2,759)

Property and equipment, net	$16,793	$17,033

6. Acquisitions
On December 11, 2008, we entered into a Membership Interest Purchase Agreement, pursuant to which RHA repurchased the 49% of the issued and outstanding voting membership units of RHA owned by Ms. Carol Schuster, for an aggregate purchase price of $1,800,000. In connection with the repurchase, RHA issued a promissory note, and we entered into a guarantee agreement of RHA’s obligations under the Membership Interest Purchase Agreement. This resulted in additional property and equipment of $1.3 million and goodwill of $209,000. In the Fiscal Year Ended September 30, 2009, we determined that an impairment on the goodwill recorded had occurred. An impairment charge of $209,000 was recorded in the Fiscal Year Ended September 30, 2009.
7. Bridge Financing
During the Fiscal Year Ended September 30, 2009, we entered into a bridge financing transaction (the “Bridge Financing”) which was consummated in three separate closings. On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP Investments I, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $500,000 and (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $1,000,000 (collectively, the “Bridge Notes”). SMP and Ciabattoni are each a “Bridge Lender” and are collectively referred to herein as the “Bridge Lenders.”
On February 11, 2009, in addition to the issuance of the Bridge Notes, we issued four warrants to purchase Common Stock, par value $0.01 per share (the “Common Stock”), to the Bridge Lenders as follows: (i) a warrant issued to SMP for the purchase of up to 375,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; (ii) a warrant issued to SMP for the purchase of up to 250,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance; (iii) a warrant issued to Ciabattoni for the purchase of up to 750,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; and (iv) a warrant issued to Ciabattoni for the purchase of up to 500,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance.
Each Bridge Note became due and payable on November 6, 2009 (the “Bridge Financing Maturity Date”); we extended these notes under the terms of an extension option contained in the Bridge Notes. Pursuant to the terms of the extension option, we are required to issue warrants to the Bridge Lenders to purchase shares of Common Stock in the following amounts in the event that we choose to exercise the option to extend: (i) to SMP, 125,000 shares at a price of $0.50 per share, and 83,333 shares at a price of $0.75 per share and (ii) to Ciabattoni, 250,000 shares at a price of $0.50 per share, and 166,667 shares at a price of $0.75 per share. On the Bridge Financing Maturity Date, we will pay the unpaid principal of each Bridge Note, together with accrued and unpaid interest of 16% per annum. The new due date of the Bridge Notes pursuant to the extension option was February 6, 2010.
The Bridge Lenders have agreed to extensions as follows: the maturity date of the promissory note held by SMP, in the principal amount of $500.000, is extended to August 6, 2011; the maturity date of the promissory note held by Ciabattoni, in the principal amount of $1,000,000, is extended to February 6, 2013. Effective February 1, 2010, the interest rate is changed from 16% to 10% per annum for the Bridge Notes.
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
The Bridge Notes include a provision granting the Bridge Lenders, to the extent that the Bridge Lenders holding notes representing a majority of the aggregate outstanding principal amount of the Bridge Notes agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Bridge Notes, which rights vest thirty six (36) months after the date of issuance of the Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis. In such circumstances, we would keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.

On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (the “Second Bridge Lenders”).
Each Second Bridge Note became due and payable on December 3, 2009 (the “Second Bridge Maturity Date”); provided, however, that each of the Second Bridge Notes contained an extension option to extend such note for an additional three months at our discretion. The Second Bridge Notes include a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. We extended the Second Bridge Notes under the terms of an extension option contained in the Second Bridge Notes. By exercising this option, we are required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share and 83,333 shares of which will be issued at an exercise price of $0.75 per share. The new due date for the Second Bridge Notes pursuant to the extension option is March 3, 2010.
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
The Darras Note and the SFV Note became due and payable on December 31, 2009 and the Katz Note became due and payable on January 14, 2010 (collectively, the “Third Bridge Maturity Dates”); provided, however, that the term of each of the Third Bridge Notes contained an extension option to extend such notes for an additional three months at our discretion. We extended the Darras Note and the SFV Note under the terms of the respective options, and therefore are obligated to issue warrants to Darras and SFV as follows: (i) Darras — 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; (ii) SFV — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. We extended the Katz Note under the terms of an extension option contained in the Katz Note. By exercising this option, we are required to issue warrants to Katz to purchase an aggregate of 20,833 shares of our Common Stock, 12,500 shares of which will be issued at an exercise price of $0.50 per share and 8,333 shares of which will be issued at an exercise price of $0.75 per share. The new due date of theThird Bridge Notes, pursuant to the extension option for the Darras Note and the SFV Note is March 31, 2010 and April 14, 2010 for the Katz Note.
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

The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, and the SFV Note amounted to $283,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes the Darras Note, and the SFV Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the fiscal quarter ended December 31, 2009 was $359,000.
Unregistered Sales of Equity Securities
On December 14, 2009, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement with David Hirschhorn, our chief executive officer, whereby we issued and sold an additional 6 shares of our Series 5-A Convertible Preferred Stock, par value $0.01 per share (the “Series 5-A Preferred Stock”) and 3,600 warrants to purchase shares of Common Stock at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance, in a private placement for an aggregate purchase price of $6,000. The transaction closed on December 14, 2009.
8. Long-term Debt
Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2009	2009

Note payable, secured by equipment, $4,558 payable monthly, including 8.25% interest through September 2011	$76	$89

8% Notes payable to prior shareholders for stock repurchases, eleven notes outstanding at September 30, 2009, unsecured, maturity dates ranging from 2010 through 2017	249	260

Note payable, secured by equipment, $2,825 payable monthly, including 13.6% interest through April 2010	6	14

Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,431	3,453

Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2024	3,473	3,513

Note payable secured by real estate, $9,327 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	1,157	1,164

Note payable, secured by equipment, $2,660 payable monthly including 5.3% interest through March 2013	92	99

Note payable, 5% interest payable quarterly, unsecured, matures on or before December 11, 2011	1,500	1,500

Capitalized lease obligations — five leases for buildings and medical equipment with imputed interest rates ranging from 4% to 17.2%, maturing at various dates through 2013	278	300

Note payable, secured by equipment, $2,413 payable monthly, including 7.04% interest through March 2011	32	39

	December 31,	September 30,
	2009	2009

Note payable, secured by equipment, $7,530 payable monthly, including 6.75% interest through June 15, 2013	280	298

Note payable, secured by equipment, $5,116 payable monthly, including 7.05% interest through March, 2011	69	83

Note payable, 16% interest, unsecured, matures on or before December 3, 2012, face value $1.5 million less beneficial conversion feature and debt discount of $69,000 at December 31, 2009 and $84,000 at September 30, 2009	1,431	1,416

Note payable, unsecured, non-interest bearing purchase obligation, annual payments of $50,000, August 2010, $33,333, August 2011, $33,333, August 2012 and $33,334, August 2013	150	150

Note payable, unsecured, 11.25% interest, matures October 2012	979	1,027

Note payable, secured by equipment, $1,567 payable monthly, including 6.75% interest through July 2013	60	64

Total	13,263	13,469

Less current maturities of long-term debt	(1,033)	(1,028)

Total long-term debt	$12,230	$12,441

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter:

December 31,	Payments
2010	$1,033
2011	2,989
2012	867
2013	1,500
2014	417
Thereafter	6,457

Total	$13,263

9. Noncontrolling Interests
Noncontrolling interest attributable to equity interests not held by us in RHA and the Del Mar Ambulatory Surgical Center during the three months ended December 31, 2009 amounted to $180,000, compared to $94,000 for the three months ended December 31, 2008. Noncontrolling interest has increased at our Del Mar Ambulatory Surgical Center from 38% at December 31, 2008 to 65% at December 31, 2009 primarily as a result of sales of our equity interests.
On December 11, 2008, we entered into a Membership Interest Purchase Agreement with RHA, pursuant to which RHA repurchased the 49% of the noncontrolled issued and outstanding voting membership units of RHA for an aggregate purchase price of $1,800,000. In connection with the repurchase, RHA issued a promissory note, and we entered into a limited guaranty agreement of RHA’s obligations under the promissory note.

10. Warrants
Outstanding exercisable warrants consisted of the following as of December 31, 2009:

	Remaining	Exercise
Description	Life	Price	Warrants
September 30, 2007 Preferred Stock Series 5-A warrants issued to investor	1 year	$0.50	206,400
September 30, 2007 warrants issued to advisory board	1 year	0.45	125,000
September 30, 2008 warrants issued in connection with notes payable	2 years	0.31	1,980,000
September 30, 2008 warrants issued in connection with notes payable	2 years	0.50	1,237,500
September 30, 2008 Preferred Stock Series 5-A warrants issued to investor and placement agent	2 years	0.50	2,736,000
September 30, 2008 Preferred Stock Series 6-A warrants issued to investor	2 years	0.50	3,589,200
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	4 years	0.50	436,250
February 6, 2009 warrants issued in connection with notes payable	3 years	0.50	1,125,000
February 6, 2009 warrants issued in connection with notes payable	3 years	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	3 years	0.50	375,000
March 3, 2009 warrants issued in connection with notes payable	3 years	0.75	250,000
March 16, 2009 warrants issued to advisory board	3 years	0.63	41,667
March 31, 2009 warrants issued in connection with notes payable	3 years	0.50	112,500
March 31, 2009 warrants issued in connection with notes payable	3 years	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	3 years	0.50	37,500
April 14, 2009 warrants issued in connection with notes payable	3 years	0.75	25,000
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	3 years	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	3 years	0.63	50,000
October 19, 2009 Preferred Stock Series 5-A warrants issued to investor	2 years	0.50	25,800
October 19, 2009 Preferred Stock Series 6-A warrants issued to investor	2 years	0.50	4,200
November 6, 2009 warrants issued in connection with notes payable	3 years	0.50	375,000
November 6, 2009 warrants issued in connection with notes payable	3 years	0.75	250,000
December 3, 2009 warrants issued in connection with notes payable	3 years	0.50	125,000
December 3, 2009 warrants issued in connection with notes payable	3 years	0.75	83,331
December 2, 2009 warrants issued in connection with issuance of common stock	2 years	0.50	60,000
December 14, 2009 Preferred Stock Series 6-A warrants issued to investor	2 years	0.50	3,600
December 31, 2009 warrants issued in connection with notes payable	3 years	0.50	37,500
December 31, 2009 warrants issued in connection with notes payable	3 years	0.75	24,999

			14,351,447

A summary of our stock warrant activity and related information at December 31, 2009 and September 30, 2009 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Three months		Three months
	ended	Year ended	ended	Year ended
	December 31,	September 30,	December 31,	September 30,
	2009	2009	2009	2009
Warrants outstanding at beginning of the period	14,405,435	11,795,035	$0.49	$0.46
Issued	989,430	3,235,000	0.59	0.60
Reinstated	—	166,400	—	0.48
Exercised	(864,285)	(525,000)	0.45	0.50
Cancelled or expired	—	(266,000)	—	0.48

Warrants outstanding at end of the period	14,530,580	14,405,435	$0.50	$0.49

All warrants have a two-year to five-year expiration. The warrant fair value was determined by using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (i) risk-free interest rate between 1.1% and 4.5%; (ii) expected warrant life equal to the actual remaining life of the warrants as of the year end; (iii) expected volatility between 52%-212%; and (iv) zero expected dividends.
11. Stock Options
On December 29, 2009, in connection with Dan Chen’s employment agreement, we entered into an Option Grant Agreement with Mr. Chen effective as of December 29, 2009, under which we granted to Mr. Chen an incentive stock option to purchase up to 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on December 29, 2016. Mr. Chen’s option to purchase Common Stock vests incrementally on the following vesting schedule: (1) the option to purchase up to 100,000 shares vested immediately on December 29, 2009; (2) an option to purchase up to 100,000 shares vest incrementally on each anniversary date of the Date of Grant thereafter (with the final options vesting on the fourth anniversary date of the Date of Grant). For the three months ended December 31, 2009, the amortization recognized in connection with this option was approximately $46,000.
The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	December 31,	Sep. 30,	December 31,	Sep. 30,
	2009	2009	2009	2009
Options outstanding at beginning of the period	8,249,002	7,333,750	$0.62	$0.59
Granted
— at above fair market value	500,000	1,839,390	0.63	0.63
— at fair market value	—	—	—	—
— at below fair market value		—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(75,996)	(924,138)	0.63	0.40

Options outstanding at end of the period	8,673,006	8,249,002	$0.62	$0.62

Options vested/exercisable at end of the period	2,230,880	2,037,613	$0.59	$0.59

12. Subsequent Events
Exercise of Warrants
On January 20, 2010, we accepted warrant exercises in the aggregate amount of 181,400 shares (the “Warrant Exercise Shares”) of Common Stock, for an aggregate purchase price of $84,450 from four investors. The Warrant Exercise Shares were issued pursuant to the exercise of i) four Advisory Board warrants to purchase shares of Common Stock at an exercise price of $0.45 per share, one of which was issued on December 12, 2006, and three of which were issued on September 13, 2007, in consideration for the strategic advice and assistance provided to us by the four investors on our Advisory Board; and ii) a warrant to purchase shares of Common Stock at an exercise price of $0.50 per share, in connection with the private placement of our Series 5-A Preferred Stock and warrants to purchase Common Stock. Each of the investors represented to us in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offers and sales of the Warrant Exercise Shares pursuant to the warrant exercises were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
SPMC Sale/Leaseback
On January 13, 2010, Southern Plains Medical Center, Inc. ("SPMC"), our indirect wholly-owned subsidiary, entered into a sale/leaseback transaction pursuant to a Real Property Purchase and Sale Agreement (“Purchase Agreement”), dated December 16, 2009, with Southern Plains Associates, L.L.C. (“SPA”), whereby SPMC sold the building commonly known as “the Southern Plains Medical Center Building” (the “SPMC Building) and adjacent land (together with the SPMC Building, the “Property”) to SPA for an aggregate purchase price of $6,000,000 (“Purchase Price”).
The Purchase Price was paid to SPMC as follows: i) $1,500,000 was paid in the form of a promissory note, dated January 13, 2010, and ii) $4,500,000 was paid in cash at the closing. Our wholly-owned subsidiary, First Physicians Realty Group, LLC, and Oklahoma limited liability company, owns 51% of SPA, and Capital Investors of Oklahoma, LLC, an Oklahoma limited liability company, owns 49% of SPA.
In connection with the Purchase Agreement, SPMC leased the SPMC from SPA, pursuant to a lease agreement dated December 16, 2009. The lease agreement provides for a 20-year term with an automatic 10-year renewal.
The $4,500,000 in cash proceeds was used to pay-off short-term debt associated with the SPMC Building in the amount of $3,700,942 plus related interest. SPMC received net proceeds of $732,221 after retirement of the debt and other associated closing costs.
Through this transaction we paid off $3.7 million of short-term debt. This reduces our reported short-term debt as of December 31, 2009 from $4.4 million to $0.7 million which will be reflected with our March 31, 2010 quarter results.
Restricted cash on deposit with the debt holder and pledged as security on the debt in the amount of $1,524,091 was released and returned to us.
More detailed information regarding this transaction can be found in our Current Report on Form 8-K, filed with the SEC on January 20, 2010.
Decrease of Series 7-A Convertible Preferred Stock
On January 22, 2010, we filed a Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock with the Secretary of State of Delaware, which decreased the number of shares designated as Series 7-A Convertible Preferred Stock, par value $0.01 per share (the “7-A Preferred”) from 20,000 shares to zero shares. The 20,000 shares of 7-A Preferred have been returned to the status of authorized but unissued shares of the Registrant’s preferred stock. The 7-A Preferred had previously been designated, but no shares of 7-A Preferred were ever issued, and our Board of Directors subsequently retired the designation.
Bridge Notes Extension
The Bridge Lenders have agreed to extensions as follows: the maturity date of the promissory note held by SMP, in the principal amount of $500,000, is extended to August 6, 2011; the maturity date of the promissory note held by Ciabattoni, in the principal amount of $1,000,000, is extended to February 6, 2013. Effective February 1, 2010, the interest rate is changed from 16% to 10% per annum for the Bridge Notes.
In preparing these financial statements, we have evaluated events and transactions for potential recognition or disclosure through February 18, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.
FORWARD LOOKING STATEMENTS
Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. The discussion in this Form 10-Q contains forward-looking statements made pursuant to such safe harbor provisions, and such statements should not be unduly relied upon. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, possession of significant voting control over us by the holders of our Series 5-A Preferred Stock and Series 6-A Convertible Preferred Stock, par value $0.01 per share, our limited cash resources, our ability to redirect and finance our business, our significant corporate expenses and expenses related to the SEC and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation, other risks discussed in our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009 under the heading “Risk Factors” and the risks discussed in our other SEC filings.
OVERVIEW
References to “we,” “us,” “our,” “FPCG” or the “Company” refer to First Physicians Capital Group, Inc. and its subsidiaries. We maintain our executive offices at 433 North Camden Drive, #810, Beverly Hills, California 90210. Our telephone number is +1 (310) 860-2501, and our website is at www.firstphysicianscapitalgroup.com.
We invest in and provide financial and managerial services to healthcare facilities in non-urban markets. We promote quality medical care by offering improved access and breadth of services. We unlock the value of our investments by developing strong, long-term and mutually beneficial relationships with our physicians and the communities they serve.
This Form 10-Q report covers the three-month period ended December 31, 2009.
Information in this Form 10-Q is current as of February 18, 2010, unless otherwise specified.
CURRENT OPERATIONS
We focus on the delivery of financial and managerial services to healthcare facilities in non-urban markets.
Our support staff at RHA’s hospitals and our Del Mar Ambulatory Surgical Center consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery center is limited to licensed physicians. With the acquisition of SPMC in May 2008, we added 15 physicians and other healthcare providers to our team at RHA as employees. Our business depends upon the efforts and success of these employee and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.
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
STRATEGY
Our initial strategy was to identify and invest in “platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments—ambulatory surgical centers and rural hospitals—stood out in terms of fundamentally-favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, chronically under-served market. We determined that the top-down trends and attractive cash flows of ambulatory surgical centers made this an area of particular interest. Less well-known, however, is the rural hospital sector, which has suffered from a long-term lack of access to capital despite providing care to more than 50 million people in the United States. We determined that focusing on rural healthcare would represent a significant long-term opportunity for us. We believe that we have identified a differentiated approach based on the recognition that the physician is at the center of the healthcare industry. Our operating philosophy is tied to a belief that the provision of flexible financial solutions to rural hospitals and ambulatory surgical centers through the alignment of our interests with those of the physicians will result in a strong, predictable cash flow stream with excellent risk-adjusted returns.
Our strategy has evolved from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we actively seek to build a portfolio of interests in healthcare services operations, including rural hospitals, ambulatory surgical centers, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians.
In line with our strategy, we re-branded our activities. The operations in non-urban markets previously known as RHA were re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that SPMC has in the regional markets. In addition, we changed our name from “Tri-Isthmus Group, Inc.,” to “First Physicians Capital Group, Inc.” at our annual meeting in 2009 on September 29, 2009 to reflect our focus on healthcare.
Part of our strategy to increase our revenues and earnings is through the continuing acquisition of interests in rural hospitals, physician practices, ambulatory surgical centers, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians’ ambulatory surgical centers. The acquisition of RHA is consistent with this strategy, as is the acquisition of SPMC. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions, and we are currently evaluating some potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. We may not be successful in acquiring additional companies or achieving satisfactory operating results at acquired or newly developed facilities and the businesses we acquire may experience losses in their early months of operation, may never become profitable or may not ultimately produce returns that justify our related investment. If we are unable to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.
Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA, the Del Mar Ambulatory Surgical Center and SPMC; and (ii) equity positions in a diversified portfolio of minority interests in ambulatory surgical centers with a history of positive cash flows. In addition, we expect to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
We will need additional capital to continue to maintain and expand our operations and will endeavor to raise funds through the sale of equity shares and other types of securities and revenues from operations, but despite our efforts we may not generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. If we can not obtain such capital or generate such operating revenues it would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating capital and capital expenditure requirements will vary based on a number of factors, including the level of sales and marketing activities for our services and products and there can be no assurance that additional private or public financings, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. To the extent we use debt financing, if available, we will have to pay interest and we may have to agree to restrictive covenants that could impose limitations on our operating flexibility. If we cannot successfully obtain additional future funding it may jeopardize our ability to continue our business and operations.

RECENT DEVELOPMENTS
Exercise of Warrants
In October 2009, we received $388,928 in connection with the exercise of outstanding warrants to purchase our Common Stock, and a total of 864,285 shares of our Common Stock were subsequently issued. These warrants were issued on September 13, 2007 and February 15, 2008, in consideration for service on our advisory board.
In each of the above transactions, each individual investor represented to us in writing that he or she is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act.
On January 20, 2010, we accepted warrant exercises for the Warrant Exercise Share in the aggregate amount of 181,400 shares of Common Stock, for an aggregate purchase price of $84,450 from four investors. The Warrant Exercise Shares were issued pursuant to the exercise of i) four Advisory Board warrants to purchase shares of Common Stock at an exercise price of $0.45 per share, one of which was issued on December 12, 2006, and three of which were issued on September 13, 2007, in consideration for the strategic advice and assistance provided to us by the four investors on our Advisory Board; and ii) a warrant to purchase shares of Common Stock at an exercise price of $0.50 per share, in connection with the private placement of our Series 5-A Preferred Stock and warrants to purchase Common Stock. Each of the investors represented to us in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act. The offers and sales of the Warrant Exercise Shares pursuant to the warrant exercises were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
Departure of Chief Financial Officer and Director
Effective January 26, 2009, Dennis M. Smith ceased to be our Chief Financial Officer. On October 9, 2008, Mr. Smith’s employment agreement with us was terminated. Upon such termination, Mr. Smith had certain contractual rights, pursuant to which we continued to pay Mr. Smith until April 9, 2009. Mr. Smith was offered a severance package to continue his pay beyond April 9, 2009 in recognition for past services rendered, and Mr. Smith accepted the severance package which entitled him to severance payments which began May 10, 2009 and lasted until October 10, 2009. Mr. Smith had and has no disagreements with us on any matter related to our operations, policies or practices. On March 3, 2009, Mr. Smith resigned as a member of our Board of Directors.
Bridge Financing
During the Fiscal Year Ended September 30, 2009, we entered into the Bridge Financing which was consummated in three separate closings. On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP, in the principal amount of $500,000 and (ii) a convertible promissory note with Ciabattoni, in the principal amount of $1,000,000.
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
Each Bridge Note became due and payable on the Bridge Financing Maturity Date, November 6, 2009; we extended these notes under the terms of an extension option contained in the Bridge Notes. Pursuant to the terms of the extension option, we are required to issue warrants to the Bridge Lenders to purchase shares of Common Stock in the following amounts in the event that we choose to exercise the option to extend: (i) to SMP, 125,000 shares at a price of $0.50 per share, and 83,333 shares at a price of $0.75 per share and (ii) to Ciabattoni, 250,000 shares at a price of $0.50 per share, and 166,667 shares at a price of $0.75 per share. On the Bridge Financing Maturity Date, we will pay the unpaid principal of each Bridge Note, together with accrued and unpaid interest of 16% per annum. The new due date of the Bridge Notes, pursuant to the extension option was February 6, 2010.
The Bridge Lenders have agreed to extensions as follows: the maturity date of the promissory note held by SMP, in the principal amount of $500,000, is extended to August 6, 2011; the maturity date of the promissory note held by Ciabattoni, in the principal amount of $1,000,000, is extended to February 6, 2013. Effective February 1, 2010, the interest rate is changed from 16% to 10% per annum for the Bridge Notes.

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
The Bridge Notes include a provision granting the Bridge Lenders, to the extent that the Bridge Lenders holding notes representing a majority of the aggregate outstanding principal amount of the Bridge Notes agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Bridge Notes, which rights vest thirty six (36) months after the date of issuance of the Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis. In such circumstances, we would keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, known as the Second Bridge Notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000, with the Second Bridge Lenders.
Each Second Bridge Note became due and payable on the Second Bridge Maturity Date, December 3, 2009; provided, however, that each of the Second Bridge Notes contained an extension option to extend such note for an additional three months at our discretion. The Second Bridge Notes include a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. We extended the Second Bridge Notes under the terms of an extension option contained in the Second Bridge Notes. By exercising this option, we are required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share and 83,333 shares of which will be issued at an exercise price of $0.75 per share. The new due date for the Second Bridge Notes pursuant to the extension option is March 3, 2010.
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
On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes, known as the Third Bridge Notes: (i) the Darras Note; (ii) the SFV Note; and (iii) the Katz Note.
The Darras Note and the SFV Note became due and payable on December 31, 2009 and the Katz Note became due and payable on the Third Bridge Maturity Date, January 14, 2010; provided, however, that the term of each of the Third Bridge Notes contained an extension option to extend such notes for an additional three months at our discretion. We extended the Darras Note and the SFV Note under the terms of the respective options, and therefore are obligated to issue warrants to Darras and SFV as follows: (i) Darras — 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; (ii) SFV — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. We extended the Katz Note under the terms of an extension option contained in the Katz Note. By exercising this option, we are required to issue warrants to Katz to purchase an aggregate of 20,833 shares of our Common Stock, 12,500 shares of which will be issued at an exercise price of $0.50 per share and 8,333 shares of which will be issued at an exercise price of $0.75 per share. The new due date of the Third Bridge Notes, pursuant to the extension option for the Darras Note and the SFV Note is March 31, 2010 and April 14, 2010 for the Katz Note.
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
The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, and the SFV Note amounted to $283,000. The beneficial conversion feature associated with the Bridge Financing convertible notes totaled $252,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes, the Darras Note and the SFV Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the fiscal quarter ended December 31, 2009 was $359,000.
Decrease of Series 7-A Convertible Preferred Stock
On January 22, 2010, we filed a Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock with the Secretary of State of Delaware, which decreased the number of 7-A Preferred from 20,000 shares to zero shares. The 20,000 shares of 7-A Preferred have been returned to the status of authorized but unissued shares of the Registrant’s preferred stock. The 7-A Preferred had previously been designated, but no shares of 7-A Preferred were ever issued, and our Board of Directors subsequently retired the designation.
SPMC Sale/Leaseback
On January 13, 2010, SPMC, our indirect wholly-owned subsidiary, entered into a sale/leaseback transaction pursuant to the Purchase Agreement, whereby SPMC sold the Property to SPA for the Purchase Price.
The Purchase Price was paid to SPMC as follows: i) $1,500,000 was paid in the form of a promissory note, dated January 13, 2010, and ii) $4,500,000 was paid in cash at the closing. Our wholly-owned subsidiary, First Physicians Realty Group, LLC, and Oklahoma limited liability company, owns 51% of SPA, and Capital Investors of Oklahoma, LLC, an Oklahoma limited liability company, owns 49% of SPA.
In connection with the Purchase Agreement, SPMC leased the SPMC from SPA, pursuant to a lease agreement dated December 16, 2009. The lease agreement provides for a 20-year term with an automatic 10-year renewal.
The $4,500,000 in cash proceeds was used to pay-off short-term debt associated with the SPMC Building in the amount of $3,700,942 plus related interest. SPMC received net proceeds of $732,221 after retirement of the debt and other associated closing costs.
Through this transaction we paid off $3.7 million of short-term debt. This reduces our reported short-term debt as of December 31, 2009 from $4.4 million to $0.7 million which will be reflected with our March 31, 2010 quarter results.
Restricted cash on deposit with the debt holder and pledged as security on the debt in the amount of $1,524,091 was released and returned to us.
More detailed information regarding this transaction can be found in our Current Report on Form 8-K, filed with the SEC on January 20, 2010.

RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS
REVENUE
Revenue from services was $10.3 million at December 31, 2009, compared to $10.8 million at December 31, 2008, representing a decrease of $0.5 million, or 4.6%. Revenue from services was up $0.9 million at our Del Mar Ambulatory Surgical Center. Of this increase, $0.5 million was due to a volume increase and $0.4 million was due to pricing and case mix changes. Additionally, we saw an increase over the prior year of $0.3 million due to our acquisition of The Chandler Clinic in May 2009. These increases were offset by decreases in revenue from services of $1.4 million at our critical care hospitals and $0.2 million at our clinics, due to lower inpatient days, reduced rates from governmental programs and an increase in outpatient services that carry lower reimbursement rates from government payors. The remaining difference is due to a decrease in other non-patient service revenues.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses relating to operations decreased by $0.3 million, from $10.0 million in the three-month period ended December 31, 2008 to $9.7 million in the three-month period ended December 31, 2009, representing a 3.0% decrease. The decrease was the result of an increased focus on cost containment measures at our operating facilities, including personnel reductions.
PROVISION FOR DOUBTFUL ACCOUNTS
Provision for doubtful accounts increased from $1.0 million in the three-month period ended December 31, 2008 to $1.7 million in the three-month period ended December 31, 2009, for an increase of 70.0%. The increase was primarily due to the general economic conditions of the markets we serve and changes in the expected realizable value of our private uninsured patients accounts, deductibles and co-insurance payments due from patients. Revenue for private pay uninsured patients at our critical access hospitals in the quarter-ended December 31, 2009 increased approximately 2% or $0.2 million as compared to the quarter-ended December 31, 2008. Historically we have a very low collection rate for this class of patients. Our provision for doubtful accounts reflects the impact of the increase.
OTHER INCOME (EXPENSE)
Other income increased from $39,000 in the three-month period ended December 31, 2008 to $436,000 in the three-month period ended December 31, 2009. This represents an increase of $397,000, or 1,017.9%. This increase is primarily due to $429,000 of insurance proceeds received in the three-month period ended December 31, 2009. The insurance proceeds were a reimbursement for tornado damage at one of our critical access hospitals.
INTEREST EXPENSE
Interest expense increased to $706,000 for the three-month period ended December 31, 2009, compared to $172,000 for the three-month period ended December 31, 2008. This represents an increase of $534,000 or 310.5%. The increase in interest expense arose primarily from (i) increased borrowings under the loans entered into in December 2008; (ii) the Bridge Financing in February, March and April 2009; and (iii) the amortization of the loan discount and beneficial conversion feature associated with those borrowings. Amortization for the three months ended December 31, 2009 was $359,000.
BASIC WEIGHTED-AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
The weighted average number of shares was 14,182,308 and 10,322,929 for the three-month periods ended December 31, 2009 and December 31, 2008, respectively. The weighted average number of shares increased as a result of the conversion of preferred shares to common stock, as well as the exercise of warrants.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT DECEMBER 31, 2009, COMPARED TO
SEPTEMBER 30, 2009:
CASH AND CASH EQUIVALENTS
As of December 31, 2009, cash and cash equivalents totaled $1.6 million, a decrease of $0.7 million when compared with the $2.3 million on hand at September 30, 2009. This represents a change of 30.4%. This decrease in cash and cash equivalents was a result of net cash used in operating activities of $0.9 million, offset by financing activities by $0.2 million.
ACCOUNTS RECEIVABLES
As of December 31, 2009, accounts receivables, net of allowance for uncollectible accounts, totaled $4.4 million, a decrease of $0.5 million from $4.9 million at September 30, 2009. This represents a change of 10.2%. The decrease in accounts receivable was the result of increased cash collections during the current quarter and the $0.5 million decrease in revenue in the quarter ended December 31, 2009.
PREPAID EXPENSES
As of December 31, 2009, prepaid expenses totaled $0.4 million, an increase of $0.3 million from $0.1 million at September 30, 2009. This represents a change of 300.0%. The increase arose primarily from the purchase of additional prepaid insurance.
OTHER CURRENT ASSETS
As of December 31, 2009, other current assets totaled $1.5 million, a decrease of $0.3 million from $1.8 million at September 30, 2009. This represents a change of 16.7%. The decrease arose primarily from a change in the estimate of the Medicare settlement of approximately $0.3 million during the current quarter.
ACCOUNTS PAYABLE
As of December 31, 2009, accounts payable totaled $3.9 million, compared to $3.6 million at September 30, 2009. This represents an increase of $0.3 million, or 8.3%. Of this increase, $0.1 million is attributable to an increase in refunds due to patients and other third parties. The remainder is due to normal operational fluctuations.
ACCRUED EXPENSES
As of December 31, 2009, accrued expenses totaled $2.9 million, compared to $3.5 million at September 30, 2009. This represents a decrease of $0.6 million or 17.1%. The decrease was primarily due to the difference in employee benefit accruals and accrued payroll-related expenses. Accrued payroll-related expenses decreased due to six less days of accrual at December 31, 2009 as compared to September 30, 2009 and high paid time off usage during the month of December 2009.
NOTES PAYABLE
Notes payable consists of Bridge Financing promissory notes with a face value of $0.7 million, reduced by debt discount of $0.1 million resulting from the stock warrants issued in conjunction with the notes issued in conjunction with the Bridge Financing, $0.6 million due on a line-of-credit and $3.1 million due on the SPMC Building and Property. The amortization associated with the debt discount for the three months ended December 31, 2009 is $359,000.
INFLATION
Inflation has had a net neutral impact on our revenues and expenses. We expect future payment contracts from third parties and future supplies and cost of operations to increase or decrease proportionally in the future.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents totaled $1.6 million as of December 31, 2009, as compared to $2.3 million at September 30, 2009, a decrease of $0.7 million. As of December 31, 2009, we had working capital deficit of $(2.7) million compared with $(1.9) million at September 30, 2009. As of December 31, 2009, we had a shareholders’ deficit of $9.9 million, as compared to a shareholders’ deficit of $9.0 million as of September 30, 2009. The increase in shareholders’ deficit arose primarily from operating losses.

Net cash used by investing activities in the three-month period ended December 31, 2009 was $0.1 million, as compared with net cash used of $3.5 million in the three-month period ended December 31, 2008. This change was primarily due to the purchase of property for our hospital located in Stroud, Oklahoma and the acquisition of the membership units in RHA.
Cash generated in respect of financing activities totaled $0.2 million in the three-month period ended December 31, 2009, as compared with $3.5 million at December 31, 2008. The change was principally derived from the proceeds of debt instruments decreasing in the three-month period ended December 31, 2009, as compared with the proceeds of debt instruments in the three-month period ended December 31, 2008.
As of December 31, 2009 we had current liabilities of $12.2 million and current assets of $9.5 million, including $1.6 million in cash and cash equivalents, compared to current liabilities of $12.5 million and current assets of $10.6 million, including $2.3 million in cash and cash equivalents, as of September 30, 2009. The decrease was primarily a result of an operating loss requiring the use of cash.
We have sustained operating losses since our inception and had an accumulated deficit of approximately $88.3 million as of December 31, 2009, as compared with an accumulated deficit of $86.1 million as of September 30, 2009. These losses have been funded principally through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.
We are unaware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources.
OFF-BALANCE SHEET FINANCING
None.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 4T. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, an evaluation was carried out by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have a material effect on our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
We have no additional risk factors that are not already disclosed in the section entitled “Risk Factors” on our Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On December 14, 2009, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement with David Hirschhorn, our chief executive officer, whereby we issued and sold an additional 6 shares of our Series 5-A Preferred Stock and 3,600 warrants to purchase shares of Common Stock at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance, in a private placement for an aggregate purchase price of $6,000. The transaction closed on December 14, 2009.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS
The following documents are filed as exhibits to this Form 10-Q (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference):

Exhibit No.		Description

2.1	*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1	*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2	*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3	*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4	*
Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

Exhibit No.		Description

3.5	*
Agreement and Plan of Merger dated as of December 14, 2000, among the Registrant, OTT Acquisition Corp., Online Transaction Technologies, Inc. and its Shareholders (filed as Exhibit 10.11 to the Form 10-Q, as filed with the SEC on December 15, 2000)

3.6	*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.7	*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.8	*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.9	*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.10	*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.11	*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

3.12	*
Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.13	*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.14	*
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

3.16	*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

3.17	*
Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock, dated and filed January 22, 2010 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on January 28, 2010)

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

Exhibit No.		Description

4.6	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

4.8	*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

4.9	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.10	*	Amended and Restated Articles of Organization of Rural Hospital Acquisition LLC (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.11	*	Amended and Restated Operating Agreement Rural Hospital Acquisition LLC (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.12	*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

10.1	*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.2	*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.3	*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.4	*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.5	*	Form of Limited Guaranty by Tri-Isthmus Group, Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.6	*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.7	*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.8	*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.9	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.10	*	Form of Warrant issued to SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 26, 2008)

10.11	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.12	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)

Exhibit No.		Description

10.13	*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.14	*	Agreement and Plan of Merger, dated April 24, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.15	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.16	*	Form of Warrant issued to each of SMP Investments I, LLC and Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.17	*
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

10.39	*	Form of Warrant No. 108 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.40	*	Form of Warrant No. 109 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.41	*	Form of Warrant No. 110 (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.42	*	Form of Warrant No. 111 (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.43	*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 5, 2009)

Exhibit No.		Description

10.44	*
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

10.49	*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.50	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.51	*	Form of Medical Advisory Board Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.52	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.53	*	Form of Warrant issued in connection with 5-A (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.54	*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.55	*	Form of Warrant issued in connection with 6-A (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.56	*	Form Subscription Agreement, dated December 3, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 14, 2009)

10.57	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 14, 2009)

10.58	*
Real Property Purchase and Sale Agreement, by and between Southern Plains Associates, LLC and Southern Plains Medical Center, Inc., dated December 16, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 20, 2010)

10.59	*	Form of USDA Loan Guaranty (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on January 20, 2010)

10.60	*
USDA Loan Agreement, by and among FB S. Plains Financing, LLC, James B. Swickey, David W. Durrett, Capital Investors of Oklahoma, LLC, First Physicians Realty Group, LLC, Rural Hospital Acquisition, LLC, Southern Plains Associates, L.L.C. and First Liberty Bank, dated January 13, 2010 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on January 20, 2010)

Exhibit No.		Description

10.61	*
First Amended and Restated Promissory Note, by and between FB S. Plains Financing, LLC and First Liberty Bank, dated January 13, 2010 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on January 20, 2010)

14.1	*
Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008 (filed as Exhibit 14.1 to the Form 10-K, as filed with the SEC on January 13, 2009)

21.1	*	Subsidiaries of First Physicians Capital Group, Inc. (f/k/a Tri-Isthmus Group, Inc.)

31.1		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1		Certification Pursuant to 18 U.S.C. 1350

32.2		Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

†	Certain portions of these documents have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from these documents has been separately filed with the SEC. Each redacted portion of these documents is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of the Registrant.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2010	First Physicians Capital Group, Inc. (Registrant)
	By:	/s/ David Hirschhorn
David Hirschhorn
Chief Executive Officer (Principal Executive Officer)

Date: February 19, 2010	/s/ Donald C. Parkerson
Donald C. Parkerson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1	*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1	*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2	*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3	*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4	*
Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.5	*
Agreement and Plan of Merger dated as of December 14, 2000, among the Registrant, OTT Acquisition Corp., Online Transaction Technologies, Inc. and its Shareholders (filed as Exhibit 10.11 to the Form 10-Q, as filed with the SEC on December 15, 2000)

3.6	*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.7	*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.8	*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.9	*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.10	*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.11	*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

3.12	*
Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.13	*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.14	*
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

3.16	*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

3.17	*
Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock, dated and filed January 22, 2010 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on January 28, 2010)

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

4.9	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.10	*	Amended and Restated Articles of Organization of Rural Hospital Acquisition LLC (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.11	*	Amended and Restated Operating Agreement Rural Hospital Acquisition LLC (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.12	*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

10.1	*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.2	*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.3	*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.4	*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.5	*	Form of Limited Guaranty by Tri-Isthmus Group, Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

Exhibit No.		Description

10.6	*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.7	*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.8	*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.9	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.10	*	Form of Warrant issued to SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 26, 2008)

10.11	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.12	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.13	*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.14	*	Agreement and Plan of Merger, dated April 24, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.15	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.16	*	Form of Warrant issued to each of SMP Investments I, LLC and Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.17	*
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

10.18	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated May 29, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 4, 2008)

10.19	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 4, 2008)

10.20	*	Employment Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.21	*	Form of Option Grant Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.22	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated September 8, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on September 12, 2008)

10.23	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on September 12, 2008)

Exhibit No.		Description

10.24	*	Employment Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.25	*	Option Grant Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.26	*
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

10.29	*	Form of Promissory Note, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.30	*	Form of Promissory Note, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.31	*	Form of Promissory Note, effective November 6, 2008, by RHA Tishomingo, LLC, in favor of Canadian State Bank (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.32	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.8 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.33	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.9 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.34	*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.10 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.35	*†	Form of Promissory Note, dated December 11, 2008, by Rural Hospital Acquisition, LLC, in favor of Carol Schuster (filed as Exhibit 10.11 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.36	*	Form of Guaranty of Tri-Isthmus Group, Inc., dated December 11, 2008, in favor of Carol Schuster (filed as Exhibit 10.12 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.37	*	Form of Convertible Promissory Note Issued in Favor of SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on February 13, 2009)

Exhibit No.		Description

10.38	*
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

10.49	*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.50	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.51	*	Form of Medical Advisory Board Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.52	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.53	*	Form of Warrant issued in connection with 5-A (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on October 23, 2009)

Exhibit No.		Description

10.54	*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.55	*	Form of Warrant issued in connection with 6-A (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.56	*	Form Subscription Agreement, dated December 3, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 14, 2009)

10.57	*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 14, 2009)

10.58	*
Real Property Purchase and Sale Agreement, by and between Southern Plains Associates, LLC and Southern Plains Medical Center, Inc., dated December 16, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 20, 2010)

10.59	*	Form of USDA Loan Guaranty (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on January 20, 2010)

10.60	*
USDA Loan Agreement, by and among FB S. Plains Financing, LLC, James B. Swickey, David W. Durrett, Capital Investors of Oklahoma, LLC, First Physicians Realty Group, LLC, Rural Hospital Acquisition, LLC, Southern Plains Associates, L.L.C. and First Liberty Bank, dated January 13, 2010 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on January 20, 2010)

10.61	*
First Amended and Restated Promissory Note, by and between FB S. Plains Financing, LLC and First Liberty Bank, dated January 13, 2010 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on January 20, 2010)

14.1	*
Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008 (filed as Exhibit 14.1 to the Form 10-K, as filed with the SEC on January 13, 2009)

21.1	*	Subsidiaries of First Physicians Capital Group, Inc. (f/k/a Tri-Isthmus Group, Inc.)

31.1		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2		Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1		Certification Pursuant to 18 U.S.C. 1350

32.2		Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

†	Certain portions of these documents have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from these documents has been separately filed with the SEC. Each redacted portion of these documents is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of the Registrant.