Form 10-Q
period 2010-03-31
First Physicians Capital Group, Inc.
filed 2010-05-21
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares of common stock outstanding as of May 13, 2010	15,045,757

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31,	September 30,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,704	$2,324
Restricted cash	—	1,523
Accounts receivable, net of allowance for uncollectible accounts	4,678	4,891
Prepaid expenses	496	111
Other current assets	1,871	1,772

Total current assets	9,749	10,621

Property and equipment, net	18,227	17,033
Goodwill	759	759
Other assets	1,207	1,078

Total assets	$29,942	$29,491

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,419	$3,598
Accrued expenses	3,237	3,515
Notes payable	—	4,309
Current maturities of long-term debt	1,339	1,028

Total current liabilities	8,995	12,450

Long-term debt, net of current portion	17,691	12,441
Deferred gain	1,749	—
Commitments and contingencies
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31,	September 30,
	2010	2009
	(Unaudited)

Non-redeemable Preferred Stock:
Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of March 31, 2010 and September 30, 2009)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of March 31, 2010 and September 30, 2009)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 9,000 and 8,987 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively)	7,832	7,819

Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 and 4,957 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively)	4,381	4,463

Total redeemable preferred stock	12,213	12,282

Common stock ($0.01 par value, 100,000,000 shares authorized; 15,045,757 and 13,448,683 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively)	152	136
Additional paid-in capital	78,673	77,109
Accumulated deficit	(90,980)	(86,122)
Treasury stock, at cost (93,494 shares as of March 31, 2010 and September 30, 2009)	(79)	(79)

Total First Physicians Capital Group shareholders’ deficit	(12,234)	(8,956)

Noncontrolling interests	1,337	1,083

Total shareholders’ deficit	(10,897)	(7,873)

Total liabilities, preferred stock and shareholders’ deficit	$29,942	$29,491

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Revenue from services	$9,605	$10,180	$19,932	$21,001

Costs and expenses:
Selling, general and administrative expenses	9,844	9,637	19,557	19,573
Provision for doubtful accounts	1,022	1,128	2,705	2,165
Amortization of stock-based compensation	267	208	546	516
Depreciation and amortization	351	271	671	502

Total costs and expenses	11,484	11,244	23,479	22,756

Operating loss	(1,879)	(1,064)	(3,547)	(1,755)

Other income (expense)	18	(221)	454	(183)
Interest expense	(516)	(440)	(1,222)	(612)

Net loss from operations before taxation and non-cash beneficial conversion feature	(2,377)	(1,725)	(4,315)	(2,550)
Taxation	—	—	—	—

Net loss	$(2,377)	$(1,725)	$(4,315)	$(2,550)
Net income attributable to Noncontrolling interest	(316)	(142)	(496)	(236)

Net loss attributable to First Physicians Capital Group	(2,693)	(1,867)	(4,811)	(2,786)
Non-cash beneficial conversion feature preferred dividend	(1)	—	(47)	—

Net loss attributable to First Physicians Capital Group common shareholders	$(2,694)	$(1,867)	$(4,858)	$(2,786)

Net loss per common share:
Basic	$(0.18)	$(0.18)	$(0.33)	$(0.27)
Diluted	N/A	N/A	N/A	N/A
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,811)	$(2,786)
Adjustments to reconcile net loss to net cash used in operating activities:

Noncontrolling interest	496	236
Depreciation and amortization	671	502
Amortization of stock based compensation	546	516
Amortization of debt discount	522	166
Bad debt provision	2,705	2,165
Loss from sale of investments	—	281
Changes in working capital components:
Accounts receivable	(2,492)	(2,615)
Accounts payable and accrued expenses	543	333
Others	(613)	(1,104)

Net cash provided by (used in) operating activities	(2,433)	(2,306)

Cash flows from investing activities:
Purchase of property and equipment	(1,865)	(3,744)
Deferred gain from sale of property and equipment	1,749	—
Acquisition of subsidiaries, net of cash acquired	—	(50)
Proceeds from sale of equity interests in consolidated affiliates	—	60
Decrease (Increase) in restricted cash	1,523	(8)

Net cash provided by (used in) investing activities	1,407	(3,742)

Cash flows from financing activities:
Drawdown on convertible loans	—	2,150
Repayment of notes payable	(4,348)	(5,182)
Proceeds from long-term debt	5,368	8,559
Distributions to noncontrolling interests	(243)	(31)
Proceeds from exercise of stock warrants	473	—
Issuance of common stock	100	—
Issuance of preferred stock Series 5-A, net of costs	13	—
Issuance of preferred stock Series 6-A, net of costs	43	—

Net cash provided by financing activities	1,406	5,496

Net increase (decrease) in cash and cash equivalents	380	(552)

Cash and cash equivalents at beginning of period	2,324	2,970

Cash and cash equivalents at end of period	$2,704	$2,418

Cash paid for interest	$628	$587

During the six-month period ended March 31, 2009, there was a non-cash transaction which involved the purchase of the 49% minority interest in RHA (as that term is defined herein) for a promissory note of $1,800,000, with the first payment of $50,000 paid at closing.
During the six-month period ended March 31, 2010, the fair value of warrants issued in conjunction with the extension of the convertible notes which were issued in connection with the bridge financing we entered into during the Fiscal Year Ended September 30, 2009 amounted to $291,000.
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of March 31, 2010 and September 30, 2009 and for the six-month periods ended March 31, 2010 and March 31, 2009, respectively, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on January 12, 2010, and any amendments thereto, for the year ended September 30, 2009. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
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
Name Change
Effective November 18, 2008, our subsidiary, Rural Health Acquisition, LLC, an Oklahoma limited liability company (“RHA”) added the trade name “Southern Plains Medical Group,” under which RHA conducts its business.
On September 29, 2009, at our Annual Meeting of Stockholders, our stockholders voted to amend our Certificate of Incorporation to change our legal name from “Tri-Isthmus Group, Inc.” to “First Physicians Capital Group, Inc.” to reflect our focus on the healthcare industry. We became First Physicians Capital Group, Inc. on September 29, 2009.
Future Funding
We have sustained operating losses since inception and had an accumulated deficit of approximately $91.0 million as of March 31, 2010. This deficit has been funded primarily through preferred stock financing, sales of promissory notes and cash generated from operations.
At March 31, 2010, we had current liabilities of $9.0 million and current assets of $9.7 million.
We will need additional capital to continue to maintain and expand our operations and will endeavor to raise funds through the sale of equity shares and other types of securities, issuance of debt and revenues from operations, but despite our efforts we may not generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. If we cannot obtain such capital or generate such operating revenues it would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating capital and capital expenditure requirements will vary based on a number of factors, including the level of sales and marketing activities for our services and products and there can be no assurance that additional private or public financings, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. To the extent we use debt financing, if available, we will have to pay interest and we may have to agree to restrictive covenants that could impose limitations on our operating flexibility. If we cannot successfully obtain additional future funding it may jeopardize our ability to continue our business and operations.
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
In December 2007, the FASB issued updated guidance on business combinations. This guidance applies the acquisition method of accounting for business combinations where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. The updated guidance requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us in the first quarter of 2010. The adoption of this standard did not have a material impact on our financial condition or results of operations.
Fair Value of Financial Instruments
In accordance with the reporting requirements of FASB ASC Topic 825-10-50, Disclosures about Fair Value of Financial Instruments, we calculate the fair value of its assets and liabilities which qualify as financial instruments under this topic and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair values of accounts receivable, accounts payable, and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of long-term debt approximates market value due to the use of market interest rates.
2. Net Loss Per Share

	Three Months ended		Six Months ended
	(in thousands)		(in thousands)
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Numerator for basic and diluted loss per share:
Net loss attributable to common shareholders	$(2,694)	$(1,867)	$(4,858)	$(2,786)

Denominator for basic (loss)/profit per share — weighted average shares	15,005,446	10,322,929	14,589,354	10,322,929
Effect of dilutive shares
Employee stock options	N/A	N/A	N/A	N/A
Preferred stock	N/A	N/A	N/A	N/A
Warrants	N/A	N/A	N/A	N/A

Net (loss)/profit per common share:
Basic and diluted	$(0.18)	$(0.18)	$(0.33)	$(0.27)
As we had a net loss for the three and six months ended March 31, 2010 and March 31, 2009, respectively, potential shares of common stock equivalents outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

3. Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	March 31,	September 30,
	2010	2009
Gross patient accounts receivable	$23,343	$18,470
Reserves for bad debt	(6,111)	(3,842)
Reserves for contractual allowances	(12,554)	(9,737)
Patient accounts receivable, net	$4,678	$4,891
4. Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31,	September 30,
	2010	2009
Deposits	$120	$120
Medical supplies	505	510
Other receivables	1,246	1,142

Total other current assets	$1,871	$1,772

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31,	September 30,
	2010	2009
Computer hardware	$95	$92
Furniture, fixtures and medical equipment	4,560	4,458
Land	1,029	834
Buildings	14,796	13,340
Construction in progress	—	124
Leasehold improvements	944	944
Accumulated depreciation	(3,197)	(2,759)

Property and equipment, net	$18,227	$17,033

6. Acquisitions
On December 11, 2008, we entered into a membership interest purchase agreement, pursuant to which RHA repurchased the 49% of the issued and outstanding voting membership units of RHA owned by Ms. Carol Schuster, for an aggregate purchase price of $1,800,000 (the “Membership Interest Purchase Agreement”). In connection with the repurchase, RHA issued a promissory note, and we entered into a guarantee agreement of RHA’s obligations under the Membership Interest Purchase Agreement. This resulted in additional property and equipment of $1.3 million and goodwill of $209,000. In the Fiscal Year Ended September 30, 2009, we determined that an impairment on the goodwill recorded had occurred. An impairment charge of $209,000 was recorded in the Fiscal Year Ended September 30, 2009.
7. Bridge Financing and Unregistered Sales of Equity Securities
During the Fiscal Year Ended September 30, 2009, we entered into a bridge financing transaction (the “Bridge Financing”) which was consummated in three separate closings. On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP Investments I, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $500,000 and (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $1,000,000 (collectively, the “Bridge Notes”). SMP and Ciabattoni are each a “Bridge Lender” and are collectively referred to herein as the “Bridge Lenders.”

On February 11, 2009, in addition to the issuance of the Bridge Notes, we issued four warrants to purchase our Common Stock, par value $0.01 per share (the “Common Stock”), to the Bridge Lenders as follows: (i) a warrant issued to SMP for the purchase of up to 375,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; (ii) a warrant issued to SMP for the purchase of up to 250,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance; (iii) a warrant issued to Ciabattoni for the purchase of up to 750,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; and (iv) a warrant issued to Ciabattoni for the purchase of up to 500,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance.
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
On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (each, a “Second Bridge Lender” and together, the “Second Bridge Lenders”).
Each Second Bridge Note became due and payable on December 3, 2009 (the “Second Bridge Maturity Date”); provided, however, that each of the Second Bridge Notes contained an extension option to extend such note for an additional three months at our discretion. The Second Bridge Notes include a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. We extended the Second Bridge Notes under the terms of an extension option contained in the Second Bridge Notes. By exercising this option, we are required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share and 83,333 shares of which will be issued at an exercise price of $0.75 per share. The new due date for the Second Bridge Notes pursuant to the extension option was March 3, 2010. The Second Bridge Lenders have agreed to an additional extension period for the notes ranging from eighteen to thirty-six months from the March 3, 2010 due date and also agreed to a reduction in the annual interest rate from 16% to 10%.
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

On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009, with Frank Darras, Trustee of the Darras Family Trust (“Darras”), in the principal amount of $100,000 (the “Darras Note”); (ii) a convertible promissory note, dated as of March 31, 2009, with SFV, Inc., a California corporation (“SFV”), in the principal amount of $50,000 (the “SFV Note”) and (iii) a convertible promissory note, dated as of April 14, 2009, with NFS LLC/FMTC Rol IRA FBO Neal Katz (“Katz”), in the principal amount of $50,000 (the “Katz Note”) (collectively, the “Third Bridge Notes”). Darras, SFV and Katz are each a “Third Bridge Lender” and are collectively referred to herein as the “Third Bridge Lenders.”
The Darras Note and the SFV Note became due and payable on December 31, 2009 and the Katz Note became due and payable on January 14, 2010 (collectively, the “Third Bridge Maturity Dates”); provided, however, that the term of each of the Third Bridge Notes contained an extension option to extend such notes for an additional three months at our discretion. We extended the Darras Note and the SFV Note under the terms of the respective options, and therefore are obligated to issue warrants to Darras and SFV as follows: (i) Darras — 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; (ii) SFV — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. We extended the Katz Note under the terms of an extension option contained in the Katz Note. By exercising this option, we are required to issue warrants to Katz to purchase an aggregate of 20,833 shares of our Common Stock, 12,500 shares of which will be issued at an exercise price of $0.50 per share and 8,333 shares of which will be issued at an exercise price of $0.75 per share. The new due date of the Third Bridge Notes, pursuant to the extension option for the Darras Note and the SFV Note was March 31, 2010 and April 14, 2010 for the Katz Note. The Third Bridge Lenders have agreed to an additional extension period for the notes ranging from eighteen to thirty-six months from the March 31, 2010 and April 14, 2010 due dates and also agreed to a reduction in the annual interest rate from 16% to 10%.
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
The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note amounted to $291,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes the Darras Note, the SFV Note and the Katz Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the fiscal quarter ended December 31, 2009 and March 31, 2010 was $359,000 and $163,000, respectively.
Unregistered Sales of Equity Securities
On December 14, 2009, we entered into a Series 5-A Preferred Stock and Warrant Purchase Agreement with David Hirschhorn, our chief executive officer, whereby we issued and sold an additional 6 shares of our Series 5-A Convertible Preferred Stock, par value $0.01 per share and 3,600 warrants to purchase shares of Common Stock at an exercise price of $0.50 per share, exercisable for a period of two years from the date of issuance, in a private placement for an aggregate purchase price of $6,000. The transaction closed on December 14, 2009.

8. Long-term Debt
Long-term debt consists of the following (in thousands):

	March 31,	September 30,
	2010	2009

Note payable, secured by equipment, $4,558 payable monthly, including 8.25% interest through September 2011	$63	$89

8% Notes payable to prior shareholders for stock repurchases, six notes outstanding at March 31, 2010, unsecured, maturity dates ranging from 2010 through 2017	238	260

Note payable, secured by real estate, $36,736 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures January 2030	4,682	—

Note payable, secured by equipment, $2,825 payable monthly, including 13.6% interest through April 2010	—	14

Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,408	3,453

Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2024	3,431	3,513

Note payable secured by real estate, $9,327 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	1,155	1,164

Note payable, secured by equipment, $2,660 payable monthly including 5.3% interest through March 2013	86	99

Note payable, 5% interest payable quarterly, unsecured, matures on or before December 11, 2011	1,500	1,500

Capitalized lease obligations — five leases for buildings and medical equipment with imputed interest rates ranging from 4% to 17.2%, maturing at various dates through 2013	255	300

Note payable, secured by equipment, $2,413 payable monthly, including 7.04% interest through March 2011	26	39

Note payable, secured by equipment, $7,530 payable monthly, including 6.75% interest through June 15, 2013	262	298

Notes payable, two (2) notes, secured by equipment, $5,116 payable monthly, including 7.05% interest through March, 2011	55	83

Note payable, 10% interest, unsecured, matures on or before December 3, 2012, face value $1.5 million less beneficial conversion feature and debt discount of $84,000 at September 30, 2009	1,500	1,416

Notes payable, 16% interest, unsecured, matures on or before December 31, 2011, face value $.7 million less beneficial conversion feature and debt discount of $1,000 at March 31, 2010	699	—

Note payable, unsecured, non-interest bearing purchase obligation, annual payments of $50,000, August 2010, $33,333, August 2011, $33,333, August 2012 and $33,334, August 2013	150	150

Note payable, unsecured, 11.25% interest, matures October 2012	931	1,027

Note payable, unsecured 11.25% interest, matures March 2013	533	—

Note payable, secured by equipment, $1,567 payable monthly, including 6.75% interest through July 2013	56	64

Total	19,030	13,469

Less current maturities of long-term debt	(1,339)	(1,028)

Total long-term debt	$17,691	$12,441

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter:

March 31,	Payments
2011	$1,339
2012	3,960
2013	2,170
2014	599
2015	572
Thereafter	10,390

Total	$19,030

9. Noncontrolling Interests
Noncontrolling interest attributable to equity interests not held by us in RHA, the Del Mar Ambulatory Surgical Center and Southern Plains Associates, LLC, an Oklahoma limited liability company (“SPA”),during the six months ended March 31, 2010 amounted to $496,000, compared to $236,000 for the six months ended March 31, 2009. Noncontrolling interest has increased at our Del Mar Ambulatory Surgical Center from 44% at March 31, 2009 to 65% at March 31, 2010 primarily as a result of sales of our equity interest, but we have retained voting control.
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
10. Warrants
Outstanding exercisable warrants consisted of the following as of March 31, 2010:

	Remaining	Exercise
Description	Life	Price	Warrants
September 30, 2007 Preferred Stock Series 5-A warrants issued to investor	1 year	$0.50	150,000
September 30, 2008 warrants issued in connection with notes payable	1 year	0.31	1,980,000
September 30, 2008 warrants issued in connection with notes payable	1year	0.50	1,237,500
September 30, 2008 Preferred Stock Series 5-A warrants issued to investor and placement agent	1 year	0.50	2,736,000
September 30, 2008 Preferred Stock Series 6-A warrants issued to investor	1 year	0.50	3,589,200
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	3 years	0.50	436,250
February 6, 2009 warrants issued in connection with notes payable	2 years	0.50	1,125,000
February 6, 2009 warrants issued in connection with notes payable	2 years	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	2 years	0.50	375,000

	Remaining	Exercise
Description	Life	Price	Warrants
March 3, 2009 warrants issued in connection with notes payable	2 years	0.75	250,000
March 16, 2009 warrants issued to advisory board	2 years	0.63	125,000
March 31, 2009 warrants issued in connection with notes payable	2 years	0.50	112,500
March 31, 2009 warrants issued in connection with notes payable	2 years	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	2 years	0.50	37,500
April 14, 2009 warrants issued in connection with notes payable	2 years	0.75	25,000
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	3 years	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	3 years	0.63	50,000
October 19, 2009 Preferred Stock Series 5-A warrants issued to investor	2 years	0.50	25,800
October 19, 2009 Preferred Stock Series 6-A warrants issued to investor	2 years	0.50	4,200
November 6, 2009 warrants issued in connection with notes payable	3 years	0.50	375,000
November 6, 2009 warrants issued in connection with notes payable	3 years	0.75	250,000
December 3, 2009 warrants issued in connection with notes payable	3 years	0.50	125,000
December 3, 2009 warrants issued in connection with notes payable	3 years	0.75	83,331
December 2, 2009 warrants issued in connection with issuance of common stock	2 years	0.50	60,000
December 14, 2009 Preferred Stock Series 6-A warrants issued to investor	2 years	0.50	3,600
December 31, 2009 warrants issued in connection with notes payable	3 years	0.50	37,500
December 31, 2009 warrants issued in connection with notes payable	3 years	0.75	24,999
January 14, 2010 warrants issued in connection with notes payable	3 years	0.50	12,500
January 14, 2010 warrants issued in connection with notes payable	3 years	0.75	8,333

			14,274,213

A summary of our stock warrant activity and related information at March 31, 2010 and September 30, 2009 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Six months		Six months
	ended	Year ended	ended	Year ended
	March 31,	September 30,	March 31,	September 30,
	2010	2009	2010	2009
Warrants outstanding at beginning of the period	14,405,435	11,795,035	$0.49	$0.46
Issued	1,010,263	3,235,000	0.59	0.60
Reinstated	—	166,400	—	0.48
Exercised	(1,045,685)	(525,000)	0.45	0.50
Cancelled or expired	—	(266,000)	—	0.48

Warrants outstanding at end of the period	14,370,013	14,405,435	$0.50	$0.49

All warrants have a two-year to five-year expiration. The warrant fair value was determined by using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (i) risk-free interest rate between 1.1% and 4.5%; (ii) expected warrant life equal to the actual remaining life of the warrants as of the period end; (iii) expected volatility between 52%-212%; and (iv) zero expected dividends.
11. Stock Options
On December 29, 2009, in connection with Dan Chen’s employment agreement, we entered into an Option Grant Agreement with Mr. Chen effective as of December 29, 2009, under which we granted to Mr. Chen an incentive stock option to purchase up to 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on December 29, 2016. Mr. Chen’s option to purchase Common Stock vests incrementally on the following vesting schedule: (1) the option to purchase up to 100,000 shares vested immediately on December 29, 2009; (2) an option to purchase up to 100,000 shares vest incrementally on each anniversary date of the Date of Grant thereafter (with the final options vesting on the fourth anniversary date of the Date of Grant). The amortization recognized in connection with this option for the three and six month periods ended March 31, 2010 was $11,500 and $57,500, respectively.
The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	March 31,	September 30,	March 31,	September 30,
	2010	2009	2010	2009
Options outstanding at beginning of the period	8,249,002	7,333,750	$0.62	$0.59
Granted
— at above fair market value	500,000	1,839,390	0.63	0.63
— at fair market value	—	—	—	—
— at below fair market value		—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(161,322)	(924,138)	0.63	0.40

Options outstanding at end of the period	8,587,680	8,249,002	$0.62	$0.62

Options vested/exercisable at end of the period	2,222,793	2,037,613	$0.59	$0.59

12. SPMC Sale/Leaseback
On January 13, 2010, Southern Plains Medical Center (“SPMC”), our indirect wholly-owned subsidiary, entered into a sale/leaseback transaction pursuant to a purchase agreement, whereby SPMC sold certain property to SPA.
The purchase price for the sale/leaseback transaction was paid to SPMC as follows: (i) $1,500,000 was paid in the form of a promissory note, dated January 13, 2010, and (ii) $4,500,000 was paid in cash at the closing. Our wholly-owned subsidiary, First Physicians Realty Group, LLC, an Oklahoma limited liability company, owns 50% of SPA, and Capital Investors of Oklahoma, LLC, an Oklahoma limited liability company, owns 50% of SPA. First Physicians Realty Group, LLC has controlling interest in SPA and is therefore consolidated into First Physicians Capital Group, Inc.
In connection with the purchase agreement, SPMC leased the SPMC the property sold from SPA, pursuant to a lease agreement dated December 16, 2009. The lease agreement provides for a 20-year term with an automatic 10-year renewal.
The $4,500,000 in cash proceeds was used to pay-off short-term debt associated with the property sold in the amount of $3,700,942 plus related interest. SPMC received net proceeds of $732,221 after retirement of the debt and other associated closing costs. Restricted cash on deposit with the debt holder and pledged as security on the debt in the amount of $1,524,091 was released and returned to us.
More detailed information regarding this transaction can be found in our Current Report on Form 8-K, filed with the SEC on January 20, 2010.

13. Subsequent Events
Exercise of Warrants
On May 21, 2010, we accepted warrant exercises in the amount of 60,000 shares (the “Warrant Exercise Shares”) of Common Stock, for an aggregate purchase price of $30,000 from one investor. The Warrant Exercise Shares were issued pursuant to the exercise of a warrant to purchase shares of Common Stock at an exercise price of $0.50 per share, in connection with the private placement of our Series 5-A Preferred Stock and warrants to purchase Common Stock. The investor represented to us in writing that he is an ”Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offers and sales of the Warrant Exercise Shares pursuant to the warrant exercises were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
Bridge Financing
The Second Bridge Lenders and the Third Bridge Lenders agreed to extend their notes for eighteen to thirty-six months for their latest due date. They also agreed to a reduction in the annual interest rate from 16% to 10%.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere herein.
FORWARD LOOKING STATEMENTS
Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. The discussion in this Form 10-Q contains forward-looking statements made pursuant to such safe harbor provisions, and such statements should not be unduly relied upon. Forward-looking statements can be identified by the use of words such as ”may,” ”will,” ”could,” ”should,” ”anticipates,” ”believes,” ”estimates,” ”expects,” ”intends,” ”plans” and variations thereof or of similar expressions. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, possession of significant voting control over us by the holders of our Series 5-A Preferred Stock and Series 6-A Convertible Preferred Stock, par value $0.01 per share, our limited cash resources, our ability to redirect and finance our business, our significant corporate expenses and expenses related to the United States Securities and Exchange Commission (the “SEC”) and limited revenue to offset these expenses, availability of appropriate prospective acquisitions or investment opportunities, litigation, other risks discussed in our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009 under the heading ”Risk Factors” and the risks discussed in our other SEC filings.
OVERVIEW
References to ”we,” ”us,” ”our,” ”FPCG” or the ”Company” refer to First Physicians Capital Group, Inc. and its subsidiaries. We maintain our executive offices at 433 North Camden Drive, #810, Beverly Hills, California 90210. Our telephone number is +1 (310) 860-2501, and our website is at www.firstphysicianscapitalgroup.com.
We invest in and provide financial and managerial services to healthcare facilities in non-urban markets. We promote quality medical care by offering improved access and breadth of services. We unlock the value of our investments by developing strong, long-term and mutually beneficial relationships with our physicians and the communities they serve.
This Form 10-Q report covers the six-month period ended March 31, 2010.
Information in this Form 10-Q is current as of May 21, 2010, unless otherwise specified.

CURRENT OPERATIONS
We focus on the delivery of financial and managerial services to healthcare facilities in non-urban markets.
Our support staff at hospitals owned by Rural Health Acquisition, LLC, an Oklahoma limited liability company (“RHA”), and our Del Mar, California ambulatory surgical center (the “Del Mar Ambulatory Surgical Center”) consists of registered nurses, operating room technicians, an administrator who supervises the day-to-day activities and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the center. Use of our surgery center is limited to licensed physicians. Our business depends upon the efforts and success of these employee and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.
STRATEGY
Our initial strategy was to identify and invest in ”platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments—ambulatory surgical centers and rural hospitals—stood out in terms of fundamentally-favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, chronically under-served market. We determined that the top-down trends and attractive cash flows of ambulatory surgical centers made this an area of particular interest. We determined that focusing on rural healthcare would represent a significant long-term opportunity for us. We believe that we have identified a differentiated approach based on the recognition that the physician is at the center of the healthcare industry. Our operating philosophy is tied to a belief that the provision of flexible financial solutions to rural hospitals and ambulatory surgical centers through the alignment of our interests with those of the physicians will result in a strong, predictable cash flow stream with excellent risk-adjusted returns.
Our strategy has evolved from a focus on investment in ”platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we actively seek to build a portfolio of interests in healthcare services operations, including rural hospitals, ambulatory surgical centers, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians.
In line with our strategy, we re-branded our activities. The operations in non-urban markets previously known as RHA were re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that Southern Plains Medical Center (“SPMC”), our indirect wholly-owned subsidiary, has in the regional markets. In addition, we changed our name from “Tri-Isthmus Group, Inc.,” to “First Physicians Capital Group, Inc.” at our annual meeting in 2009 on September 29, 2009 to reflect our focus on healthcare.
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
We will need additional capital to continue to maintain and expand our operations and will endeavor to raise funds through the sale of equity shares and other types of securities, issuance of debt and revenues from operations, but despite our efforts we may not generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. If we can not obtain such capital or generate such operating revenues it would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating capital and capital expenditure requirements will vary based on a number of factors, including the level of sales and marketing activities for our services and products and there can be no assurance that additional private or public financings, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. To the extent we use debt financing, if available, we will have to pay interest and we may have to agree to restrictive covenants that could impose limitations on our operating flexibility. If we cannot successfully obtain additional future funding it may jeopardize our ability to continue our business and operations.

RECENT DEVELOPMENTS
Exercise of Warrants
On January 20, 2010, we accepted warrant exercises in the aggregate amount of 181,400 shares of our Common Stock (as defined below) (the “First Warrant Exercise Shares”), for an aggregate purchase price of $84,450 from four investors. The First Warrant Exercise Shares were issued pursuant to the exercise of i) four Advisory Board warrants to purchase shares of Common Stock at an exercise price of $0.45 per share, one of which was issued on December 12, 2006, and three of which were issued on September 13, 2007, in consideration for the strategic advice and assistance provided to us by the four investors on our Advisory Board; and ( ii) a warrant to purchase shares of Common Stock at an exercise price of $0.50 per share, in connection with the private placement of our Series 5-A Preferred Stock and warrants to purchase Common Stock. Each of the investors represented to us in writing that he is an ”Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offers and sales of the First Warrant Exercise Shares pursuant to the warrant exercises were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
On May 21, 2010, we accepted warrant exercises in the amount of 60,000 shares (the “Second Warrant Exercise Shares”) of our Common Stock, for an aggregate purchase price of $30,000 from one investor. The Second Warrant Exercise Shares were issued pursuant to the exercise of a warrant to purchase shares of Common Stock at an exercise price of $0.50 per share, in connection with the private placement of our Series 5-A Preferred Stock and warrants to purchase Common Stock. The investor represented to us in writing that he is an ”Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act. The offers and sales of the Second Warrant Exercise Shares pursuant to the warrant exercises were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
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
The Bridge Lenders have agreed to further extensions as follows: the maturity date of the promissory note held by SMP, in the principal amount of $500,000, is extended to August 6, 2011; the maturity date of the promissory note held by Ciabattoni, in the principal amount of $1,000,000, is extended to February 6, 2013. Effective February 1, 2010, the interest rate is changed from 16% to 10% per annum for the Bridge Notes.
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
On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (the “Second Bridge Lenders”).Each Second Bridge Note became due and payable on December 3, 2009 (the “Second Bridge Maturity Date”); provided, however, that each of the Second Bridge Notes contained an extension option to extend such note for an additional three months at our discretion. The Second Bridge Notes include a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. We extended the Second Bridge Notes under the terms of an extension option contained in the Second Bridge Notes. By exercising this option, we are required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share and 83,333 shares of which will be issued at an exercise price of $0.75 per share. The new due date for the Second Bridge Notes pursuant to the extension option was March 3, 2010. The Second Bridge Lenders have agreed to an additional extension period for the notes ranging from eighteen to thirty-six months from the March 3, 2010 due date and also agreed to a reduction in the annual interest rate from 16% to 10%.
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
On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009, with Frank Darras, Trustee of the Darras Family Trust (“Darras”), in the principal amount of $100,000 (the “Darras Note”); (ii) a convertible promissory note, dated as of March 31, 2009, with SFV, Inc., a California corporation (“SFV”), in the principal amount of $50,000 (the “SFV Note”) and (iii) a convertible promissory note, dated as of April 14, 2009, with NFS LLC/FMTC Rol IRA FBO Neal Katz (“Katz”), in the principal amount of $50,000 (the “Katz Note”) (collectively, the “Third Bridge Notes”). Darras, SFV and Katz are each a “Third Bridge Lender” and are collectively referred to herein as the “Third Bridge Lenders.”The Darras Note and the SFV Note became due and payable on December 31, 2009 and the Katz Note became due and payable January 14, 2010 (collectively, the “Third Bridge Maturity Dates”); provided, however, that the term of each of the Third Bridge Notes contained an extension option to extend such notes for an additional three months at our discretion. We extended the Darras Note and the SFV Note under the terms of the respective options, and therefore are obligated to issue warrants to Darras and SFV as follows: (i) Darras — 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; (ii) SFV — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. We extended the Katz Note under the terms of an extension option contained in the Katz Note. By exercising this option, we are required to issue warrants to Katz to purchase an aggregate of 20,833 shares of our Common Stock, 12,500 shares of which will be issued at an exercise price of $0.50 per share and 8,333 shares of which will be issued at an exercise price of $0.75 per share. The new due date of the Third Bridge Notes, pursuant to the extension option for the Darras Note and the SFV Note was March 31, 2010 and April 14, 2010 for the Katz Note. The Third Bridge Lenders have agreed to an additional extension period for the notes ranging from eighteen to thirty-six months from the March 31, 2010 and April 14, 2010 due dates and also agreed to a reduction in the annual interest rate from 16% to 10%.
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
The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, and the SFV Note amounted to $283,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $252,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes, the Darras Note and the SFV Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the six-month period ended March 31, 2010 was $163,000.
Subsequent to the balance sheet date, the Second Bridge Lenders and the Third Bridge Lenders agreed to extend their notes for eighteen to thirty-six months from their latest due date. They also agreed to a reduction in the annual interest rate from 16% to 10%.
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
SPMC Sale/Leaseback
On January 13, 2010, Southern Plains Medical Center (“SPMC”), our indirect wholly-owned subsidiary, entered into a sale/leaseback transaction pursuant to a purchase agreement, whereby SPMC sold certain property to Southern Plains Associates, LLC, an Oklahoma limited liability company (“SPA”).
The purchase price for the sale/leaseback transaction was paid to SPMC as follows: (i) $1,500,000 was paid in the form of a promissory note, dated January 13, 2010, and (ii) $4,500,000 was paid in cash at the closing. Our wholly-owned subsidiary, First Physicians Realty Group, LLC, an Oklahoma limited liability company, owns 50% of SPA, and Capital Investors of Oklahoma, LLC, an Oklahoma limited liability company, owns 50% of SPA. First Physicians Realty Group, LLC has controlling interest in SPA and is therefore consolidated into First Physicians Capital Group, Inc.
In connection with the purchase agreement, SPMC leased the SPMC the property sold from SPA, pursuant to a lease agreement dated December 16, 2009. The lease agreement provides for a 20-year term with an automatic 10-year renewal.
The $4,500,000 in cash proceeds was used to pay-off short-term debt associated with the property sold in the amount of $3,700,942 plus related interest. SPMC received net proceeds of $732,221 after retirement of the debt and other associated closing costs. Restricted cash on deposit with the debt holder and pledged as security on the debt in the amount of $1,524,091 was released and returned to us.
More detailed information regarding this transaction can be found in our Current Report on Form 8-K, filed with the SEC on January 20, 2010.

RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS
REVENUE
Revenue from services was $9.6 million for three-month period ended March 31, 2010, compared to $10.2 million for the three-month period ended March 31, 2009 representing a decrease of $0.6 million, or 5.9%. Revenue from services was up $0.4 million at our Del Mar Ambulatory Surgical Center. The increase was primarily due to an increase in case volume. Additionally we saw an increase over the three-month period ended March 31, 2009 of $0.2 million due to the acquisition of The Chandler Clinic in Chandler, Oklahoma (“The Chandler Clinic”) in May 2009. These increases were offset by decreases in revenue from services of $1.1 million at our critical access hospitals and $0.1 million at our other clinics, due to lower number of days spent at our facilities by patients, reduced rates from governmental programs and an increase in outpatient services that are reimbursement rates from governmental payors. For the six-month periods ended March 31, 2010 and March 31, 2009 revenue from services was $19.9 million at March 31, 2010, compared to $21.0 million for March 31, 2009 representing a decrease of $1.1 million, or 5.2%. Revenue from services was up $1.3 million at our Del Mar Ambulatory Surgical Center. The increase was primarily due to an increase in case volume. Additionally we saw an increase over the six-month period ended March 31, 2009 of $0.5 million due to the acquisition of The Chandler Clinic in May 2009. These increases were offset by decreases in revenue from services of $2.4 million at our critical access hospitals and $0.5 million at our other clinics, due to lower number of days spent at our facilities by patients, a decrease in patient clinical visits, reduced rates from governmental programs and an increase in outpatient services that are reimbursement rates from governmental payors. The remaining difference is due to a decrease in other non-patient service revenue.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses relating to operations increased by $0.2 million, from $9.6 million in the three-month period ended March 31, 2009 to $9.8 million in the three-month period ended March 31, 2010, representing a 2.1% increase. The increase resulted primarily from $0.3 million in additional expenses associated with The Chandler Clinic that was purchased in May 2009, offset by net reductions of $0.1 million in other selling, general and administrative expenses. Selling, general and administrative expenses remained unchanged for the six-month period ended March 31, 2010 as compared to the six-month period ended March 31, 2009. Expenses related to The Chandler Clinic $0.6 million were offset by net reductions in other selling, general and administrative expenses.
PROVISION FOR DOUBTFUL ACCOUNTS
Provision for doubtful accounts decreased from $1.1 million in the three-month period ended March 31, 2009 to $1.0 million in the three-month period ended March 31, 2010, a decrease of $0.1 or 9.1%. The decrease was primarily due to decrease in revenue for services. The provision for doubtful accounts increased from $2.2 million for the six-month period ended March 31, 2009 to $2.7 million for the six-month period ended March 31, 2010. This represents a $0.5 million or 22.7% increase. Revenue from private pay uninsured patients at our critical access hospitals increased approximately 1% or $0.2 million as compared to the six-month period ended March 31, 2009.
OTHER INCOME (EXPENSE)
Other income (expense) was $18,000 for the three-month period ended March 31, 2010 and was an expense of ($221,000) for the three-month period ended March 31, 2009. The $239,000 change is primarily due to a loss of $281,000 resulting from the sale of equity interests in the Del Mar Ambulatory Surgical Center recorded in the three-month period ended March 31, 2009. Other income (expense) was ($183,000) for the six-month period ended March 31, 2009 and $454,000 income in the six -month period ended March 31, 2010. This represents an increase of $637,000, or 348.1%. This increase is primarily due to $429,000 of insurance proceeds received in the six-month period ended March 31, 2010 and the absence of the loss on the sale of equity interest that occurred in the prior year. The insurance proceeds were a reimbursement for tornado damage at one of our critical access hospitals.
INTEREST EXPENSE
Interest expense increased to $0.5 million for the three-month period ended March 31, 2010 as compared to $0.4 for the three-month period ended March 31, 2009. This represents an increase of $0.1 million or 25.0%. The increase in interest expense is primarily due to additional interest on the Bridge Financing. Interest expense increased to $1.2 million for the six-month period ended March 31, 2010, compared to $0.6 million for the six-month period ended March 31, 2009. This represents an increase of $0.6 million or 100.0%. The increase in interest expense arose primarily from (i) increased borrowings under the loans entered into in December 2008; (ii) the Bridge Financing in February, March and April 2009; and (iii) the amortization of the loan discount and beneficial conversion feature associated with those borrowings. Amortization for the six months ended March 31, 2010 was $522,000.
BASIC WEIGHTED-AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
The weighted average number of shares outstanding was 15,005,446 and 10,322,929 for the three-month periods ended March 31, 2010 and March 31, 2009, respectively The weighted average number of share was 14,589,354 and 10,322,929 for the six-month periods ended March 31, 2010 and March 31, 2009, respectively. The weighted average number of shares increased as a result of the conversion of preferred shares to common stock, as well as the exercise of warrants.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT MARCH 31, 2010, COMPARED TO SEPTEMBER 30, 2009:
CASH AND CASH EQUIVALENTS
As of March 31, 2010, cash and cash equivalents totaled $2.7 million, an increase of $0.4 million when compared with the $2.3 million on hand at September 30, 2009. This represents a change of 17.4%. Contributing to the increase was $1.5 million in restricted cash on deposit with a debt holder and pledged as security that was released and returned to us as a result of the SPMC Sale/Leaseback transaction described in the ”Recent Developments” section of this Form 10-Q. Net cash provided from financing activities of $1.4 million offset by cash used in other investing activities of 0.1 million and $2.4 million cash used for operations resulted in a decrease of $1.1 million.
ACCOUNTS RECEIVABLES
As of March 31, 2010, accounts receivables, net of reserves for third-party contractual adjustments and allowance for uncollectible accounts, totaled $4.7 million, a decrease of $0.2 million from $4.9 million at September 30, 2009. This represents a change of 4.1%. The decrease in accounts receivable was the result of increased cash collections during the current period and the $1.0 million decrease in revenue in the six-month period ended March 31, 2010.
PREPAID EXPENSES
As of March 31, 2010, prepaid expenses totaled $0.5 million, an increase of $0.4 million from $0.1 million at September 30, 2009. This represents a change of 400.0%. The increase arose primarily from the purchase of additional prepaid insurance.
OTHER CURRENT ASSETS
As of March 31, 2010, other current assets totaled $1.9 million, an increase of $0.1 million from $1.8 million at September 30, 2009. This represents a change of 5.6%. The increase arose primarily from a cash advance in the amount of $0.1 million to our minority partner in SPA during the current period.
ACCOUNTS PAYABLE
As of March 31, 2010, accounts payable totaled $4.4 million, compared to $3.6 million at September 30, 2009. This represents an increase of $0.8 million, or 22.2%. Of this increase, $0.1 million is attributable to an increase in refunds due to patients and other third parties. The remainder is due to normal operational fluctuations.
ACCRUED EXPENSES
As of March 31, 2010, accrued expenses totaled $3.2 million, compared to $3.5 million at September 30, 2009. This represents a decrease of $0.3 million or 8.6%. The decrease is primarily attributable to a reduction in accrued professional fees and other accrued expenses of $0.2 million and a decrease in funds received in advance for the exercise of stock warrants of $0.1 million.
NOTES PAYABLE
At September 30, 2009 notes payable consisted of Bridge Financing promissory notes with a face value of $0.7 million and $3.6 million in short-term debt related to the SPMC building and property, which was paid-off in the current period. Please refer to the SPMC Sale/Leaseback transaction described in the ”Recent Developments” section of this Form 10-Q. The Bridge Financing promissory notes have been extended.
INFLATION
Inflation has had a net neutral impact on our revenues and expenses. We expect future payment contracts from third parties and future supplies and cost of operations to increase or decrease proportionally in the future.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents totaled $2.7 million as of March 31, 2010, as compared to $2.3 million at September 30, 2009, a decrease of $0.4 million. As of September 30, 2009, we had working capital deficit of $(1.8) million compared with $0.7 million of working capital at March 31, 2010. As of March 31, 2010, we had a shareholders’ deficit of ($12.2) million, as compared to a shareholders’ deficit of $9.0 million as of September 30, 2009. The increase in shareholders’ deficit arose primarily from operating losses.
Net cash provided by investing activities in the six-month period ended March 31, 2010 was $1.4 million, as compared with net cash used of $3.7 million in the six-month period ended March 31, 2009. This change was primarily due to the purchase of property for our hospital located in Stroud, Oklahoma and the acquisition of the membership units in RHA.

Cash generated in respect of financing activities totaled $1.4 million in the six-month period ended March 31, 2010, as compared with $5.5 million at March 31, 2009. The change was principally derived from the proceeds of debt instruments decreasing in the six-month period ended March 31, 2010, as compared with the proceeds of debt instruments in the six-month period ended March 31, 2009.
As of March 31, 2010 we had current liabilities of $9.0 million and current assets of $9.7 million, including $2.7 million in cash and cash equivalents, compared to current liabilities of $12.4 million and current assets of $10.6 million, including $2.3 million in cash and cash equivalents, as of September 30, 2009. The increase in working capital is a result of restricted cash released in the amount of $1.5 million that was pledged as security on debt related SPMC Building and Property and the reduction of $3.6 million of short-term debt related to the SPMC building and property. Please see SPMC Sale/Leaseback in the ”Recent Developments” section of this Form 10-Q.
We have sustained operating losses since our inception and had an accumulated deficit of approximately $91.0 million as of March 31, 2010, as compared with an accumulated deficit of $86.1 million as of September 30, 2009. These losses have been funded principally through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.
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
(b) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have a material effect on our internal control over financial reporting.
PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None.

Item 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, ”Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect our business, financial condition or future results. Except as set forth below, we are currently unaware of any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
We cannot predict the effect that health care reform and other changes in government programs may have on our business, financial condition, results of operations or cash flows.

In March of 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) was signed into law. The PPACA dramatically alters the United States health care system and is intended to decrease the number of uninsured Americans and reduce overall health care costs, in part through an overall reduction in Medicare and Medicaid program spending. The PPACA contains a number of provisions designed to significantly reduce Medicare and Medicaid program spending, including reductions in Medicare market basket updates for hospice providers that are scheduled to take effect on October 1, 2012. The PPACA also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program and the expansion of False Claims Act liability for the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.
It is difficult to predict the full impact of the PPACA due to the law’s complexity and current lack of implementing regulations or interpretive guidance. Furthermore, many of the provisions of the PPACA will not become effective until October 1, 2012 or later and could be delayed or even blocked due to court challenges. Additionally, there may be efforts to repeal or amend the law. Because much of our revenues are derived from government health care programs, principally Medicare and Medicaid, reductions in amounts paid by government programs for our services or changes in regulations or other Medicare or Medicaid requirements governing payments or delivery of care could cause our net patient service revenue and profits to materially decline.

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

3.6	*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

Exhibit No.		Description

3.7	*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.8	*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.9	*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ending October 31, 2002, as filed with the SEC on December 5, 2002)

3.10	*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.11	*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ending October 31, 2005, as filed with the SEC on December 20, 2005)

3.12	*
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

4.6	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

Exhibit No.		Description

4.8	*
Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

4.9	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.10	*	Amended and Restated Articles of Organization of Rural Hospital Acquisition LLC (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.11	*	Amended and Restated Operating Agreement Rural Hospital Acquisition LLC (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.12	*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

10.1	*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.2	*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.3	*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.4	*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.5	*	Form of Limited Guaranty by Tri-Isthmus Group, Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.6	*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.7	*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.8	*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.9	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.10	*	Form of Warrant issued to SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 26, 2008)

10.11	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.12	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.13	*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.14	*	Agreement and Plan of Merger, dated April 24, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

Exhibit No.		Description

10.15	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.16	*	Form of Warrant issued to each of SMP Investments I, LLC and Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.17	*
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

Date: May 21, 2010	First Physicians Capital Group, Inc. (Registrant)
	By:	/s/ David Hirschhorn
David Hirschhorn
Chief Executive Officer (Principal Executive Officer)

Date: May 21, 2010	/s/ Donald C. Parkerson
Donald C. Parkerson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1	*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1	*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2	*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3	*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4	*
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