Form 10-Q
period 2010-06-30
First Physicians Capital Group, Inc.
filed 2010-08-20
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Number of shares of common stock outstanding as of August 16, 2010	15,049,507

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30,	September 30,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,778	$2,324
Restricted cash	—	1,523
Accounts receivable, net of allowance for uncollectible accounts	5,017	4,891
Prepaid expenses	414	111
Other current assets	1,137	1,772

Total current assets	8,346	10,621

Property and equipment, net	17,878	17,033
Goodwill	759	759
Other assets	1,088	1,078

Total assets	$28,071	$29,491

LIABILITIES, PREFERRED STOCK AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,147	$3,598
Accrued expenses	3,698	3,515
Notes payable	—	4,309
Current maturities of long-term debt	1,345	1,028

Total current liabilities	9,190	12,450

Long-term debt, net of current portion	17,390	12,441
Deferred gain	1,727	—
Commitments and contingencies
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30,	September 30,
	2010	2009
	(Unaudited)

Non-redeemable Preferred Stock:

Preferred stock Series 1-A ($0.01 par value, 67,600 shares authorized; 67,600 shares issued and outstanding as of June 30, 2010 and September 30, 2009)	166	166

Preferred stock Series 2-A ($0.01 par value, 3,900 shares authorized; 3,900 shares issued and outstanding as of June 30, 2010 and September 30, 2009)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 9,000 and 8,987 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively)	7,832	7,819

Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 and 4,957 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively)	4,381	4,463

Total redeemable preferred stock	12,213	12,282

Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 and 13,448,683 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively)	152	136
Additional paid-in capital	78,951	77,109
Accumulated deficit	(93,038)	(86,122)
Treasury stock, at cost (149,744 shares as of June 30, 2010 and 93,494 as of September 30, 2009)	(104)	(79)

Total First Physicians Capital Group shareholders’ deficit	(14,039)	(8,956)

Noncontrolling interests	1,399	1,083

Total shareholders’ deficit	(12,640)	(7,873)

Total liabilities, preferred stock and shareholders’ deficit	$28,071	$29,491

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenue from services	$10,354	$9,195	$30,286	$30,196

Costs and expenses:
Selling, general and administrative expenses	9,534	9,962	29,092	29,534
Provision for doubtful accounts	1,662	1,199	4,367	3,364
Amortization of stock-based compensation	248	471	794	988
Depreciation and amortization	353	286	1,023	788

Total costs and expenses	11,797	11,918	35,276	34,674

Operating loss	(1,443)	(2,723)	(4,990)	(4,478)

Other income (expense)	22	131	476	(52)
Interest expense	(379)	(837)	(1,600)	(1,449)

Net loss from operations before taxation and non-cash beneficial conversion feature	(1,800)	(3,429)	(6,114)	(5,979)
Taxation	—	—	—	—

Net loss	$(1,800)	$(3,429)	$(6,114)	$(5,979)
Net income (loss) attributable to noncontrolling interest	(258)	37	(754)	(199)

Net loss attributable to First Physicians Capital Group	(2,058)	(3,392)	(6,868)	(6,178)
Non-cash beneficial conversion feature preferred dividend	—	(317)	(48)	(317)

Net loss attributable to First Physicians Capital Group common shareholders	$(2,058)	$(3,709)	$(6,916)	$(6,495)

Net loss per common share:
Basic	$(0.14)	$(0.35)	$(0.47)	$(0.62)
Diluted	N/A	N/A	N/A	N/A
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,868)	$(6,178)
Adjustments to reconcile net loss to net cash used in operating activities:

Noncontrolling interest	754	199
Depreciation and amortization	1,023	788
Amortization of stock based compensation	794	988
Amortization of debt discount	521	556
Amortization of deferred gain on sale of assets	(33)	—
Bad debt provision	4,367	3,364
Loss from sale of investments	—	281
Changes in working capital components:
Accounts receivable	(4,493)	(2,810)
Accounts payable and accrued expenses	732	972
Others	321	(885)

Net cash provided by (used in) operating activities	(2,882)	(2,725)

Cash flows from investing activities:
Purchase of property and equipment	(1,868)	(4,014)
Purchase of equity interest in consolidated affiliate	—	(35)
Deferred gain from sale of property and equipment	1,760	—
Acquisition of subsidiaries, net of cash acquired	—	(50)
Proceeds from sale of equity interests in consolidated affiliates	—	325
Decrease (Increase) in restricted cash	1,523	(9)

Net cash provided by (used in) investing activities	1,415	(3,783)

Cash flows from financing activities:
Drawdown on convertible loans	—	2,200
Repayment of notes payable	(4,643)	(5,488)
Proceeds from long-term debt	5,368	8,902
Distributions to noncontrolling interests	(438)	(80)
Proceeds from exercise of stock warrants	503	233
Purchase of treasury stock	(25)
Issuance of common stock	100	—
Issuance of preferred stock Series 5-A, net of costs	13	—
Issuance of preferred stock Series 6-A, net of costs	43	350

Net cash provided by financing activities	921	6,117

Net decrease in cash and cash equivalents	(546)	(391)

Cash and cash equivalents at beginning of period	2,324	2,970

Cash and cash equivalents at end of period	$1,778	$2,579

Cash paid for interest	$959	$893

During the nine-month period ended June 30, 2009, there was a non-cash transaction which involved the purchase of the 49% minority interest in RHA (as that term is defined herein) for a promissory note of $1,800,000, with the first payment of $50,000 paid at closing.
During the nine-month period ended June 30, 2010, the fair value of warrants issued in conjunction with the extension of the convertible notes which were issued in connection with the bridge financing we entered into during the fiscal year ended September 30, 2009 amounted to $291,000.
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of June 30, 2010 and September 30, 2009 and for the nine-month periods ended June 30, 2010 and June 30, 2009, respectively, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on January 12, 2010, and any amendments thereto, for the Fiscal Year Ended September 30, 2009 (the “Fiscal Year Ended September 30, 2009”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
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
Future Funding
We have sustained operating losses since inception and had an accumulated deficit of approximately $93.0 million as of June 30, 2010. This deficit has been funded primarily through preferred stock financing, sales of promissory notes and cash generated from operations.
At June 30, 2010, we had current liabilities of $9.2 million and current assets of $8.3 million.
We will need additional capital to continue to maintain and expand our operations and will endeavor to raise funds through the sale of equity securities and other types of securities, issuance of debt and revenues from operations; however, despite our efforts, we may not be able to generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. If we are unable to obtain such capital or generate such operating revenues it would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating capital and capital expenditure requirements will vary based on a number of factors, including the level of sales and marketing activities for our services and products, and there can be no assurance that additional private or public financings, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. To the extent we use debt financing, if available, we will have to pay interest and we may have to agree to restrictive covenants that could impose limitations on our operating flexibility. If we cannot successfully obtain additional future funding it may jeopardize our ability to continue our business and operations.
We believe that we have adequate funding from the operations of our subsidiary, RHA, our Del Mar, California ambulatory surgical center (the “Del Mar Ambulatory Surgical Center”) and cash and cash equivalents for us to continue in operation for at least twelve (12) months from the date of our last-presented balance sheet. Therefore, we have prepared our financial statements on a going-concern basis.
Our investment and acquisition targets will continue to derive their working capital from their respective operations or financing efforts. Our management will seek to assist our subsidiaries to expand their access to working capital as appropriate.

Reclassifications
Certain reclassifications have been made to the prior period amounts in order to conform to the current period presentation.
Critical Accounting Policies
For critical accounting policies affecting us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009. Critical accounting policies affecting us have not changed materially since September 30, 2009.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (the “FASB”) issued guidance on “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This guidance requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the income statement. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us in the first quarter of the fiscal year ended September 30, 2010. The adoption of this standard did not have a material impact on our financial condition or results of operations.
In December 2007, the FASB issued updated guidance on business combinations. This guidance applies the acquisition method of accounting for business combinations where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. The updated guidance requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us in the first quarter of the Fiscal Year Ended September 30, 2010. The adoption of this standard did not have a material impact on our financial condition or results of operations.
Fair Value of Financial Instruments
In accordance with the reporting requirements of FASB Accounting Standards Codification Topic 825-10-50, “Disclosures about Fair Value of Financial Instruments,” we calculate the fair value of our assets and liabilities which qualify as financial instruments under this topic, and we include this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair values of accounts receivable, accounts payable, and other current assets and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of long-term debt approximates market value due to the use of market interest rates. None of the Company’s financial instruments held for trading purposes.
2. Net Loss Per Share

	Three Months ended		Nine Months ended
	(in thousands)		(in thousands)
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Numerator for basic and diluted loss per share:
Net loss attributable to common shareholders	$(2,058)	$(3,709)	$(6,916)	$(6,495)

Denominator for basic (loss)/profit per share — weighted average shares	15,046,375	10,581,885	14,741,694	10,409,248
Effect of dilutive shares
Employee stock options	N/A	N/A	N/A	N/A
Preferred stock	N/A	N/A	N/A	N/A
Warrants	N/A	N/A	N/A	N/A

Net (loss)/profit per common share:
Basic and diluted	$(0.14)	$(0.35)	$(0.47)	$(0.62)
Since we had a net loss for the three and nine months ended June 30, 2010 and June 30, 2009, respectively, potential shares of common stock equivalents outstanding are excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.

3. Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	June 30,	September 30,
	2010	2009
Gross patient accounts receivable	$26,592	$18,470
Reserves for bad debt	(6,684)	(3,842)
Reserves for contractual allowances	(14,891)	(9,737)

Patient accounts receivable, net	$5,017	$4,891

4. Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30,	September 30,
	2010	2009
Deposits	$120	$120
Medical supplies	507	510
Other receivables	510	1,142

Total other current assets	$1,137	$1,772

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30,	September 30,
	2010	2009
Computer hardware	$95	$92
Furniture, fixtures and medical equipment	4,560	4,458
Land	1,029	834
Buildings	14,796	13,340
Construction in progress	—	124
Leasehold improvements	944	944
Accumulated depreciation	(3,546)	(2,759)

Property and equipment, net	$17,878	$17,033

6. Bridge Financing and Unregistered Sales of Equity Securities
During the Fiscal Year Ended September 30, 2009, we entered into a bridge financing transaction (the “Bridge Financing”) which was consummated in three separate closings. On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP Investments I, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $500,000 and (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $1,000,000 (collectively, the “Bridge Notes”). SMP and Ciabattoni are each a “Bridge Lender” and are collectively referred to herein as the “Bridge Lenders.”

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
Each Bridge Note originally became due and payable on November 6, 2009; we extended these notes under the terms of an extension option contained in the Bridge Notes. Pursuant to the terms of the extension option, we are required to issue warrants to the Bridge Lenders to purchase shares of Common Stock in the following amounts: (i) to SMP, 125,000 shares at a price of $0.50 per share, and 83,333 shares at a price of $0.75 per share and (ii) to Ciabattoni, 250,000 shares at a price of $0.50 per share, and 166,667 shares at a price of $0.75 per share. The new due date of the Bridge Notes pursuant to the extension option was February 6, 2010; we were to repay the unpaid principal of each Bridge Note on this date, together with accrued and unpaid interest of 16% per annum.
The Bridge Lenders have agreed to extensions as follows: the maturity date of the promissory note held by SMP, in the principal amount of $500,000, is extended to August 6, 2011; the maturity date of the promissory note held by Ciabattoni, in the principal amount of $1,000,000, is extended to February 6, 2013. Effective February 1, 2010, the interest rate was changed from 16% to 10% per annum for the Bridge Notes.
The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Bridge Notes. As of June 30, 2010, none of the Bridge Lenders has effected such a conversion.
The Bridge Notes include a provision granting the Bridge Lenders, to the extent that the Bridge Lenders holding notes representing a majority of the aggregate outstanding principal amount of the Bridge Notes agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Bridge Notes, which rights vest thirty-six (36) months after the date of issuance of the Bridge Notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis. In such circumstances, we would keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (each, a “Second Bridge Lender” and together, the “Second Bridge Lenders”).
Each Second Bridge Note originally became due and payable on December 3, 2009, unless the maturity date is extended pursuant to the terms of an extension option. The Second Bridge Notes include a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. As of June 30, 2010, none of the Second Bridge Lenders has effected such a conversion.
We extended the Second Bridge Notes for an additional three months under the terms of the extension option contained in the Second Bridge Notes. Upon exercising this option, we were required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share and 83,333 shares of which will be issued at an exercise price of $0.75 per share. The new due date for the Second Bridge Notes pursuant to the extension option was March 3, 2010. The Second Bridge Lenders have agreed to an additional extension period for the Second Bridge Notes ranging from eighteen to thirty-six months from the March 3, 2010 due date and also agreed to a reduction in the annual interest rate from 16% to 10%.

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
The Darras Note and the SFV Note originally became due and payable on December 31, 2009 and the Katz Note originally became due and payable on January 14, 2010. The terms of each of the Third Bridge Notes contained an extension option to extend such notes for an additional three months at our discretion. We extended the Darras Note and the SFV Note under the terms of the respective options, and therefore are obligated to issue warrants to Darras and SFV as follows: (i) Darras — 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; (ii) SFV — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. We extended the Katz Note under the terms of an extension option contained in the Katz Note. By exercising this option, we are required to issue warrants to Katz to purchase an aggregate of 20,833 shares, 12,500 shares of which will be issued at an exercise price of $0.50 per share and 8,333 shares of which will be issued at an exercise price of $0.75 per share. The new due dates for the Third Bridge Notes, pursuant to the extension option, were March 31, 2010 for each of the Darras Note and the SFV Note and April 14, 2010 for the Katz Note. The Third Bridge Lenders have agreed to an additional extension period for the notes ranging from eighteen to thirty-six months from the March 31, 2010 and April 14, 2010 due dates and also agreed to a reduction in the annual interest rate from 16% to 10%.
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
The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note amounted to $291,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes the Darras Note, the SFV Note and the Katz Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the fiscal quarter ended June 30, 2009 and June 30, 2010 was $390,000 and $163,000, respectively.

Unregistered Sales of Equity Securities
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
7. Long-term Debt
Long-term debt consists of the following (in thousands):

	June 30,	September 30,
	2010	2009
Note payable, secured by equipment, $4,558 payable monthly, including 8.25% interest through September 2011	$50	$89

8% Notes payable to prior shareholders for stock repurchases, six notes outstanding at June 30, 2010, unsecured, maturity dates ranging from 2010 through 2017	229	260

Note payable, secured by real estate, $36,736 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures January 2030	4,655	—

Note payable, secured by equipment, $2,825 payable monthly, including 13.6% interest through April 2010	—	14

Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,387	3,453

Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2024	3,390	3,513

Note payable secured by real estate, $9,327 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	1,148	1,164

Note payable, secured by equipment, $2,660 payable monthly including 5.3% interest through March 2013	79	99

Note payable, 5% interest payable quarterly, unsecured, matures on or before December 11, 2011	1,500	1,500

Capitalized lease obligations — six (6) leases for buildings and medical equipment with imputed interest rates ranging from 4% to 17.2%, maturing at various dates through 2013	231	300

Note payable, secured by equipment, $2,413 payable monthly, including 7.04% interest through March 2011	19	39

Note payable, secured by equipment, $7,530 payable monthly, including 6.75% interest through June 15, 2013	243	298

Notes payable, two (2) notes, secured by equipment, $5,116 payable monthly, including 7.05% interest through March, 2011	40	83

	June 30,	September 30,
	2010	2009
Notes payable, 16% interest, unsecured, face value $1.5 million less beneficial conversion feature and debt discount of $84,000 at September 30, 2009	$—	$1,416

Notes payable five (5), unsecured 10% interest, mature at various dates in August 2011 and September 2011,	850	—

Notes payable nine (9), unsecured 10% interest, mature at various dates February 2013 through April 2013	1,350	—

Note payable, unsecured, non-interest bearing purchase obligation, annual payments of $50,000, August 2010, $33,333, August 2011, $33,333, August 2012 and $33,334, August 2013	150	150

Note payable, unsecured, 11.25% interest, matures October 2012	837	1,027

Note payable, unsecured 11.25% interest, matures March 2013	525	—

Note payable, secured by equipment, $1,567 payable monthly, including 6.75% interest through July 2013	52	64

Total	18,735	13,469

Less current maturities of long-term debt	(1,345)	(1,028)

Total long-term debt	$17,390	$12,441

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter:

June 30,	Payments
2011	$1,345
2012	3,627
2013	2,312
2014	628
2015	578
Thereafter	10,245

Total	$18,735

8. Noncontrolling Interests
Noncontrolling interest attributable to equity interests not held by us in RHA, the Del Mar Ambulatory Surgical Center and Southern Plains Associates, LLC, an Oklahoma limited liability company (“SPA”), during the nine months ended June 30, 2010 amounted to $754,000, compared to $199,000 for the nine months ended June 30, 2009. The noncontrolling interest attributable to equity interests not held by us for the three months ended June 30, 2010 was $258,000 compared to $(37,000). Noncontrolling interest has increased at our Del Mar Ambulatory Surgical Center from 51% at June 30, 2009 to 65% at June 30, 2010 primarily as a result of sales of our equity interest, but we have retained voting control.

9. Warrants
Outstanding exercisable warrants consisted of the following as of June 30, 2010:

	Remaining	Exercise
Description	Life	Price	Warrants
September 30, 2007 Preferred Stock Series 5-A warrants issued to investor	2 years	$0.45	50,000
September 30, 2008 warrants issued in connection with notes payable	4 months	0.31	1,980,000
September 30, 2008 warrants issued in connection with notes payable	4 months	0.50	1,237,500
September 30, 2008 Preferred Stock Series 6-A warrants issued to investor	2 months	0.50	67,200
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	3 years	0.50	436,250
February 6, 2009 warrants issued in connection with notes payable	2 years	0.50	1,125,000
February 6, 2009 warrants issued in connection with notes payable	2 years	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	2 years	0.50	375,000
March 3, 2009 warrants issued in connection with notes payable	2 years	0.75	250,000
March 16, 2009 warrants issued to advisory board	2 years	0.63	125,000
March 31, 2009 warrants issued in connection with notes payable	2 years	0.50	112,500
March 31, 2009 warrants issued in connection with notes payable	2 years	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	2 years	0.50	37,500
April 14, 2009 warrants issued in connection with notes payable	2 years	0.75	25,000
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	2 years	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	2 years	0.63	150,000
October 19, 2009 Preferred Stock Series 5-A warrants issued to investor	2 years	0.50	25,800
October 19, 2009 Preferred Stock Series 6-A warrants issued to investor	2 years	0.50	4,200
November 6, 2009 warrants issued in connection with notes payable	2 years	0.50	375,000
November 6, 2009 warrants issued in connection with notes payable	2 years	0.75	250,000
December 3, 2009 warrants issued in connection with notes payable	2 years	0.50	125,000
December 3, 2009 warrants issued in connection with notes payable	2 years	0.75	83,331
December 2, 2009 warrants issued in connection with issuance of common stock	2 years	0.50	60,000
December 14, 2009 Preferred Stock Series 6-A warrants issued to investor	2 years	0.50	3,600
December 31, 2009 warrants issued in connection with notes payable	2 years	0.50	37,500
December 31, 2009 warrants issued in connection with notes payable	2 years	0.75	24,999
January 14, 2010 warrants issued in connection with notes payable	2 years	0.50	12,500
January 14, 2010 warrants issued in connection with notes payable	2 years	0.75	8,333

			8,016,213

A summary of our stock warrant activity and related information at June 30, 2010 and September 30, 2009 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Nine months		Nine months
	ended	Year ended	ended	Year ended
	June 30,	September 30,	June 30,	September 30,
	2010	2009	2010	2009
Warrants outstanding at beginning of the period	14,405,435	11,795,035	$0.49	$0.46
Issued	1,010,263	3,235,000	0.59	0.60
Reinstated	—	166,400	—	0.48
Exercised	(1,105,685)	(525,000)	0.46	0.50
Cancelled or expired	(6,293,800)	(266,000)	0.50	0.48

Warrants outstanding at end of the period	8,016,213	14,405,435	$0.50	$0.49

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
10. Stock Options
On December 29, 2009, in connection with Dan Chen’s employment agreement, we entered into an option grant agreement with Mr. Chen effective as of December 29, 2009, under which we granted to Mr. Chen an incentive stock option to purchase up to 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on December 29, 2016. Mr. Chen’s option to purchase Common Stock vests incrementally on the following vesting schedule: (1) the option to purchase up to 100,000 shares vested immediately on December 29, 2009; (2) an option to purchase up to 100,000 shares vest incrementally on each anniversary date of the date of grant thereafter (with the final options vesting on the fourth anniversary date of the date of grant). The amortization recognized in connection with this option for the three and nine month periods ended June 30, 2010 was $11,500 and $70,000, respectively.
The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	June 30,	September 30,	June 30,	September 30,
	2010	2009	2010	2009
Options outstanding at beginning of the period	8,249,002	7,333,750	$0.62	$0.59
Granted
— at above fair market value	500,000	1,839,390	0.63	0.63
— at fair market value	—	—	—	—
— at below fair market value		—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(235,207)	(924,138)	0.63	0.40

Options outstanding at end of the period	8,513,795	8,249,002	$0.62	$0.62

Options vested/exercisable at end of the period	2,425,703	2,037,613	$0.59	$0.59

11. SPMC Sale/Leaseback
On January 13, 2010, Southern Plains Medical Center, Inc., our wholly-owned indirect subsidiary and an Oklahoma corporation (“SPMC”), entered into a sale/leaseback transaction pursuant to a purchase agreement, whereby SPMC sold certain property to SPA.
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
In connection with the purchase agreement, SPMC leased back from SPA the property sold, pursuant to a lease agreement dated December 16, 2009. The lease agreement provides for a 20-year term with an automatic 10-year renewal.
The $4,500,000 in cash proceeds was used to pay off short-term debt associated with the property sold in the amount of $3,700,942, plus related interest. SPMC received net proceeds of $732,221 after retirement of the debt and other associated closing costs. Restricted cash on deposit with the debt holder and pledged as a security on the debt in the amount of $1,524,091 was released and returned to us.
More detailed information regarding this transaction may be found in our Current Report on Form 8-K, which was filed with the SEC on January 20, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”).
FORWARD LOOKING STATEMENTS
Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. The discussion in this Form 10-Q contains forward-looking statements made pursuant to such safe harbor provisions, and such statements should not be unduly relied upon. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: possession of significant voting control over us by the holders of our Series 5-A Preferred Stock, par value $0.01 per share (the “Series 5-A Preferred Stock”), and Series 6-A Convertible Preferred Stock, par value $0.01 per share; our limited cash resources; our ability to redirect and finance our business; our significant corporate expenses and expenses related to filings with and compliance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and limited revenue to offset these expenses; the availability of appropriate prospective acquisitions or investment opportunities; litigation; other risks discussed in our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009 under the heading “Risk Factors”; and the risks discussed in our other SEC filings, which are publicly available on EDGAR.
OVERVIEW
References to “we,” “us,” “our,” “Tri-Isthmus Group,” “FPCG” or the “Company” refer to First Physicians Capital Group, Inc. and its subsidiaries. We maintain our executive offices at 433 North Camden Drive, #810, Beverly Hills, California 90210. Our telephone number is +1 (310) 860-2501, and our website is at www.firstphysicianscapitalgroup.com.
We invest in and provide financial and managerial services to healthcare facilities in non-urban markets. We promote quality medical care by offering improved access and breadth of services. We unlock the value of our investments by developing strong, long-term and mutually-beneficial relationships with our physicians and the communities they serve.
This Form 10-Q report covers the fiscal period ended June 30, 2010.
Information in this Form 10-Q is current as of August 20, 2010, unless otherwise specified.
CURRENT OPERATIONS
We focus on the delivery of financial and managerial services to healthcare facilities in non-urban markets, as described more fully in the section entitled “Strategy” in this Form 10-Q.
Our support staff at hospitals owned by Rural Health Acquisition, LLC, our subsidiary and an Oklahoma limited liability company (“RHA”), and our Del Mar, California ambulatory surgical center (the “Del Mar Ambulatory Surgical Center”) consists of registered nurses, operating room technicians, an administrator who supervises day-to-day activities and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the operating center. Use of our surgery centers is limited to licensed physicians. Our business depends upon the efforts and success of these employee and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.

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
In line with our strategy, we re-branded our activities. The operations in non-urban markets previously known as RHA were re-branded “Southern Plains Medical Group” to leverage the old and well-established recognition that Southern Plains Medical Center, Inc., our indirect wholly-owned subsidiary and an Oklahoma corporation (“SPMC”), has in the regional markets. In addition, we changed our name from “Tri-Isthmus Group, Inc.,” to “First Physicians Capital Group, Inc.” at our annual meeting on September 29, 2009 to reflect our focus on healthcare.
Part of our strategy to increase our revenues and earnings is through the continuing acquisition of interests in rural hospitals, physician practices, ambulatory surgical centers, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians’ ambulatory surgical centers. Our efforts to execute our acquisition and development strategy depend our ability to identify suitable candidates and negotiate and close acquisition and development transactions; as such, we are currently evaluating some potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the future.
Our portfolio consists of and is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA, the Del Mar Ambulatory Surgical Center and SPMC; and (ii) equity positions in a diversified portfolio of minority interests in ambulatory surgical centers with a history of positive cash flows. In addition, we expect to selectively invest in the support of new treatment solutions and in business solutions that provide financial and processing services to healthcare providers and physicians.
We will need additional capital to continue to maintain and expand our operations and endeavor to raise funds through the sale of equity securities and other types of securities, issuance of debt and revenues from operations. Our operating capital and capital expenditure requirements will vary based on a number of factors, including the level of sales and marketing activities for our services and products and the availability of debt or equity financing on favorable terms.
RECENT DEVELOPMENTS
Exercise of Warrants
On May 21, 2010, we issued 60,000 shares of our common stock, par value $0.01 per share (the “Common Stock”), to one investor for an aggregate purchase price of $30,000. The issuance was pursuant to the exercise of a warrant to purchase shares of Common Stock at an exercise price of $0.50 per share, in connection with a private placement of our Series 5-A Preferred Stock and warrants to purchase Common Stock. The investor represented to us in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offer and sale of the Common Stock pursuant to the warrant exercise was exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

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
On February 11, 2009, in addition to the issuance of the Bridge Notes, we issued four warrants to purchase our Common Stock to the Bridge Lenders as follows: (i) a warrant issued to SMP for the purchase of up to 375,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; (ii) a warrant issued to SMP for the purchase of up to 250,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance; (iii) a warrant issued to Ciabattoni for the purchase of up to 750,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; and (iv) a warrant issued to Ciabattoni for the purchase of up to 500,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance.
Each Bridge Note originally became due and payable on November 6, 2009. We extended the maturity date of the Bridge Notes to February 6, 2010 under the terms of an extension option contained in the Bridge Notes. Pursuant to the terms of the extension option, we are required to issue warrants to the Bridge Lenders to purchase shares of Common Stock in the following amounts: (i) to SMP, 125,000 shares at a price of $0.50 per share and 83,333 shares at a price of $0.75 per share and (ii) to Ciabattoni, 250,000 shares at a price of $0.50 per share and 166,667 shares at a price of $0.75 per share.
The Bridge Lenders have agreed to further extend the maturity dates of the Bridge Notes such that the Bridge Note held by SMP was extended to August 6, 2011 and the Bridge Note held by Ciabattoni was extended to February 6, 2013. In connection with this extension, effective February 1, 2010, the interest rate on the Bridge Notes was changed from 16% to 10% per annum.
The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, and is adjustable as set forth in the Bridge Notes. As of June 30, 2010, none of the Bridge Lenders has effected such a conversion.
The Bridge Notes also include a provision granting the Bridge Lenders demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Bridge Notes. These demand registration rights vest thirty-six (36) months after the date of issuance of the Bridge Notes. The registration statement would be prepared by us at our expense and, once declared effective, would allow the shares of Common Stock underlying the Bridge Notes to be sold on a continuous basis. In such circumstance, we would keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (each, a “Second Bridge Lender” and together, the “Second Bridge Lenders”).
Each Second Bridge Note originally became due and payable on December 3, 2009. We extended the maturity date of the Second Bridge Notes to March 3, 2010 under the terms of an extension option contained in the Second Bridge Notes. Upon exercising this option, we were required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share and 83,333 shares of which will be issued at an exercise price of $0.75 per share. The Second Bridge Lenders have agreed to additional extensions of the maturity dates for each of the Second Bridge Notes, ranging from eighteen to thirty-six months from the March 3, 2010 due date. In connection with these extensions, the Second Bridge Lenders also agreed to a reduction in the annual interest rate from 16% to 10%.

The Second Bridge Notes include a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, and is adjustable as set forth in the Second Bridge Notes. As of June 30, 2010, none of the Second Bridge Lenders has effected such a conversion.
The Second Bridge Notes also include a provision granting the Second Bridge Lenders demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Second Bridge Notes, which rights vest thirty-six (36) months after the date of issuance of the Second Bridge Notes. The registration statement would be prepared by us at our expense and, once declared effective, would allow the shares of Common Stock underlying the Bridge Notes to be sold on a continuous basis. In such circumstance, we would keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
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
The Darras Note and the SFV Note originally became due and payable on December 31, 2009 and the Katz Note originally became due and payable on January 14, 2010. The terms of each of the Third Bridge Notes contained an extension option to extend such notes for an additional three months at our discretion. We extended the Third Bridge Notes under the terms of their respective options, and therefore are obligated to issue warrants to the Third Bridge Lenders to purchase shares of Common Stock as follows: (i) to Darras — 25,000 shares at an exercise price of $0.50 per share and 16,667 shares at an exercise price of $0.75 per share; (ii) to SFV — 12,500 shares at an exercise price of $0.50 per share and 8,333 shares at an exercise price of $0.75 per share; and (iii) to Katz — 20,833 shares, 12,500 shares of which will be issued at an exercise price of $0.50 per share and 8,333 shares of which will be issued at an exercise price of $0.75 per share. The new due dates for the Third Bridge Notes, pursuant to the extension option, were March 31, 2010 for each of the Darras Note and the SFV Note and April 14, 2010 for the Katz Note. The Third Bridge Lenders have agreed to additional extensions of the maturity dates for each of the Third Bridge Notes, ranging from eighteen to thirty-six months from their respective due dates. In connection with these extensions, the Third Bridge Lenders also agreed to a reduction in the annual interest rate from 16% to 10%.
The Third Bridge Notes include a conversion feature allowing each Third Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, and is adjustable as set forth in the Third Bridge Notes.
The Third Bridge Notes also include a provision granting the Third Bridge Lenders demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the Third Bridge Notes, which rights vest thirty-six (36) months after the date of issuance of the Third Bridge Notes. The registration statement would be prepared by us at our expense and, once declared effective, would allow the shares of Common Stock underlying the Third Bridge Notes to be sold on a continuous basis. In such circumstance, we would keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.
The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, Second Bridge Notes and Third Bridge Notes amounted to $291,000 The beneficial conversion feature associated with the Bridge Notes, Second Bridge Notes and Third Bridge Notes totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, Second Bridge Notes and Third Bridge Notes, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the fiscal quarter ended June 30, 2009 and June 30, 2010 was $390,000 and $163,000, respectively.

RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS
REVENUE
Revenue from services was $10.4 million for three-month period ended June 30, 2010, compared to $9.2 million for the three-month period ended June 30, 2009, representing a increase of $1.2 million, or 13.0%. Revenue from services increased $0.7 million at our Del Mar Ambulatory Surgical Center in the same period. The increase was primarily due to an increase in case volume. Additionally, we saw an increase over the three-month period ended June 30, 2009 of $0.1 million due to the acquisition of The Chandler Clinic in Chandler, Oklahoma (“The Chandler Clinic”) in May 2009. Patient days increased 10.1% at our critical access hospitals, which contributed to an increase of $0.3 million for the three-month period ended June 30, 2010 as compared to the three-month period ended June 30, 2009. Net clinical revenues and other operating revenue increased $0.1 million for the three-month period ended June 30, 2010 as compared to the period ended June 30, 2009.
For the nine-month periods ended June 30, 2010 and June 30, 2009, revenue from services was $30.3 million at June 30, 2010, compared to $30.2 million for June 30, 2009, representing an increase of $0.1 million, or 0.3%. Revenue from services increased $2.0 million at our Del Mar Ambulatory Surgical Center in the same period. The increase was primarily due to an increase in case volume. Additionally, we saw an increase over the nine-month period ended June 30, 2009 of $0.6 million due to the acquisition of The Chandler Clinic in May 2009. These increases were offset by decreases in revenue from services of $2.1 million at our critical access hospitals and $0.5 million at our other clinics, due to lower number of days spent at our facilities by patients, a decrease in patient clinical visits, reduced rates from governmental programs and an increase in outpatient services that are reimbursable at lower rates from governmental payors.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased by $0.5 million, from $10.0 million in the three-month period ended June 30, 2009 to $9.5 million in the three-month period ended June 30, 2010, representing a 5.0% decrease. The decrease resulted primarily from a reduction of $0.3 million in corporate legal expenses. The remaining decrease of $0.2 million is the net sum of reductions in other selling, general and administrative expenses. Selling, general and administrative expenses for the nine-month period ended June 30, 2010 as compared to the nine-month period ended June 30, 2009 decreased $0.4 million, from $29.5 million to $29.1 million. This decrease was primarily due to a $0.4 decrease in corporate legal expenses. Other selling, general and administrative expenses for the nine-month period ended June 30, 2010, as compared to the nine-month period ended June 30, 2009, remained unchanged.
PROVISION FOR DOUBTFUL ACCOUNTS
Provision for doubtful accounts increased from $1.2 million in the three-month period ended June 30, 2009 to $1.7 million in the three-month period ended June 30, 2010, representing an increase of $0.5, or 41.7%. The increase was primarily due to an increase in revenue for services from private pay uninsured patients at our critical access hospitals. The provision for doubtful accounts increased from $3.4 million for the nine-month period ended June 30, 2009 to $4.4 million for the nine-month period ended June 30, 2010. This represents an increase of $1.0 million, or 29.4%. Revenue from private pay uninsured patients at our critical access hospitals increased approximately 18.6%, or $0.4 million, as compared to the nine-month period ended June 30, 2009. We monitor our provision for doubtful accounts on a monthly basis for adequacy. The increase is due to an increase in the account balances of private pay uninsured patients and an increase in the amount of account patient balances that are in excess of 90 days old.
OTHER INCOME (EXPENSE)
Other income was $22,000 for the three-month period ended June 30, 2010 and $131,000 for the three-month period ended June 30, 2009. Other income (expense) was ($52,000) for the nine-month period ended June 30, 2009 and $476,000 for the nine-month period ended June 30, 2010. This represents an increase of $528,000, or 1,015.4%. This increase is primarily due to $429,000 of insurance proceeds received in the nine-month period ended June 30, 2010 and the absence of the loss on the sale of equity interest that occurred in the prior year. The insurance proceeds were a reimbursement for tornado damage at one of our critical access hospitals.

INTEREST EXPENSE
Interest expense decreased to $0.4 million for the three-month period ended June 30, 2010, as compared to $0.8 million for the three-month period ended June 30, 2009. This represents a decrease of $0.4 million, or 50.0%. The three-month period ended June 30, 2009 included expenses of $0.4 million related to the Bridge Financing for amortization of points, debt discount, and amortization of beneficial conversion feature. Interest expense increased to $1.6 million for the nine-month period ended June 30, 2010, compared to $1.4 million for the nine-month period ended June 30, 2009. This represents an increase of $0.2 million, or 14.3%. The increase in interest expense arose primarily from (i) increased borrowings under loans associated with refinancing of RHA critical hospitals entered into in December 2008; (ii) the Bridge Financing in February, March and April 2009; and (iii) the amortization of the loan discount and beneficial conversion feature associated with those borrowings. Amortization for the nine months ended June 30, 2010 was $521,000.
BASIC WEIGHTED-AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
The weighted average number of shares of Common Stock outstanding was 15,046,375 and 10,581,885 for the three-month periods ended June 30, 2010 and June 30, 2009, respectively. The weighted average number of shares was 14,741,694 and 10,409,248 for the nine-month periods ended June 30, 2010 and June 30, 2009, respectively. The weighted average number of shares increased as a result of the conversion of preferred stock to Common Stock, the sale of additional Common Stock, and the exercise of warrants to purchase shares of Common Stock.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT JUNE 30, 2010, COMPARED TO SEPTEMBER 30, 2009:
CASH AND CASH EQUIVALENTS
As of June 30, 2010, cash and cash equivalents totaled $1.8 million, a decrease of $0.5 million when compared with the $2.3 million on hand at September 30, 2009. This represents a change of 21.7%. Net cash provided from investing activities of $1.4 million and net cash provided from financing activities of $0.9 million were offset by cash used for operations of $2.9 million, resulting in the $0.5 million reduction.
ACCOUNTS RECEIVABLES
As of June 30, 2010, accounts receivables, net of reserves for third-party contractual adjustments and allowance for uncollectible accounts totaled $5.0 million, an increase of $0.1 million from $4.9 million at September 30, 2009. This represents a change of 2.0%, which was a nominal change due to normal business fluctuations.
PREPAID EXPENSES
As of June 30, 2010, prepaid expenses totaled $0.4 million, an increase of $0.3 million from $0.1 million at September 30, 2009. This represents a change of 300.0%. The increase arose primarily from the purchase of additional prepaid insurance.
OTHER CURRENT ASSETS
As of June 30, 2010, other current assets totaled $1.1 million, a decrease of $0.7 million from $1.8 million at September 30, 2009. This represents a change of 38.9%. The decrease arose primarily from a reduction in other receivables offset by a cash advance in the amount of $0.1 million to our minority partner in and Southern Plains Associates, LLC, an Oklahoma limited liability company, during the three-month period ended June 30, 2010.
ACCOUNTS PAYABLE
As of June 30, 2010, accounts payable totaled $4.1 million, compared to $3.6 million at September 30, 2009. This represents an increase of $0.5 million, or 13.9%. Of this increase, $0.2 million is attributable to an increase in refunds due to patients and other third parties. The remainder is due to normal operational fluctuations. Accounts payable to vendors has increased due to cash constraints.
ACCRUED EXPENSES
As of June 30, 2010, accrued expenses totaled $3.7 million, compared to $3.5 million at September 30, 2009. This represents an increase of $0.2 million, or 5.7%. The increase is primarily attributable to an increase in accrued payroll and other accrued expenses of $0.1 million and a decrease in funds received in advance for warrant exercises in the amount of $0.1 million.

NOTES PAYABLE
At September 30, 2009, notes payable consisted of the Second Bridge Notes and Third Bridge Notes promissory notes with a face value of $0.7 million and $3.6 million in short-term debt related to the buildings and property owned by SPMC, which was paid-off in the current period. The Bridge Notes, Second Bridge Notes and Third Bridge Notes have been extended and have maturity dates in excess of twelve months from June 30, 2010.
INFLATION
Inflation and changing prices have had a net neutral impact on our revenues, expenses and income from continuing operations. We expect future payment contracts from third parties and future supplies and cost of operations to increase or decrease proportionally in the future.
OTHER EVENTS
We are not aware of any trends, events or uncertainties that will result in a material change in our results of operations.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents totaled $1.8 million as of June 30, 2010, compared to $2.3 million at September 30, 2009, a decrease of $0.5 million. This decrease is primarily due to operating deficits that required the use of cash. As of June 30, 2010 we had a working capital deficit of working capital deficit of $(0.9) million compared with a working capital deficit of $(1.8) million at September 30, 2009. The working capital increase was primarily a result of debt refinancing that converted short-term debt into long-term debt. As of June 30, 2010, we had a shareholders’ deficit of ($14.0) million, as compared to a shareholders’ deficit of $(9.0) million as of September 30, 2009. The increase in shareholders’ deficit arose primarily from operating losses.
Net cash provided by investing activities in the nine-month period ended June 30, 2010 was $1.4 million, as compared with net cash used of $3.8 million in the nine-month period ended June 30, 2009. This change was primarily due to the purchase of property for our hospital located in Stroud, Oklahoma and the acquisition of the membership units in RHA that occurred in the nine-month period ended June 30, 2009.
Cash generated in respect of financing activities totaled $0.9 million in the nine-month period ended June 30, 2010, as compared with $6.1 million at June 30, 2009. The change was principally derived from the proceeds of debt instruments decreasing in the nine-month period ended June 30, 2010, as compared with the proceeds of debt instruments in the nine-month period ended June 30, 2009.
As of June 30, 2010 we had current liabilities of $9.2 million and current assets of $8.3 million, including $1.8 million in cash and cash equivalents, compared to current liabilities of $12.4 million and current assets of $10.6 million, including $2.3 million in cash and cash equivalents, as of September 30, 2009. The increase in working capital is a result of restricted cash released in the amount of $1.5 million that was pledged as security on debt related to buildings and property owned by SPMC and the reduction of $3.6 million of short-term debt related to the buildings and property owned by SPMC.
We have sustained operating losses since our inception and had an accumulated deficit of approximately $93.0 million as of June 30, 2010, as compared with an accumulated deficit of $86.1 million as of September 30, 2009. These losses have been funded principally through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.
We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources.
OFF-BALANCE SHEET ARRANGEMENTS
None.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: As of the end of the fiscal quarter ended June 30, 2010, an evaluation was carried out by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2010.
PART II
OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None.
Item 1A. RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009, which could materially affect our business, financial condition or future results. Except as set forth below, we are currently unaware of any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2009; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Exercise of Warrants
On May 21, 2010, we issued 60,000 shares of our Common Stock to one investor for an aggregate purchase price of $30,000. The issuance was pursuant to the exercise of a warrant to purchase shares of Common Stock at an exercise price of $0.50 per share, in connection with the private placement of our Series 5-A Preferred Stock and warrants to purchase Common Stock. The investor represented to us in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act. The offer and sale of the Common Stock pursuant to the warrant exercise was exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. [REMOVED AND RESERVED]
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

Date: August 20, 2010	First Physicians Capital Group, Inc. (Registrant)
	By:	/s/ David Hirschhorn
David Hirschhorn
Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2010		/s/ Donald C. Parkerson
Donald C. Parkerson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1	*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1	*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2	*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3	*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4	*
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