Form 10-K
period 2010-09-30
First Physicians Capital Group, Inc.
filed 2011-02-14
CIK 1003226

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010
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
COMMON STOCK, PAR VALUE $0.01 PER SHARE
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on March 31, 2010 was $7,486,777, computed upon the basis of the closing price on that date.

Number of shares of common stock outstanding as of January 31, 2011	15,049,507

FIRST PHYSICIANS CAPITAL GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE PERIOD ENDED SEPTEMBER 30, 2010

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
The discussion in this Form 10-K (this “Form 10-K”) for the fiscal year ended September 30, 2010 (the “Fiscal Year Ended September 30, 2010”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, if applicable, the Private Securities Litigation Reform Act of 1995, including, among others, (i) prospective business opportunities and (ii) our potential strategies for redirecting and financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends” or “expects.” These forward-looking statements relate to our plans, objectives and expectations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Readers should carefully review the risk factors described in this document as well as in our other documents that we file from time to time with the Securities and Exchange Commission (“ SEC”), including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
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
In November 2007, our Board of Directors approved a change to our fiscal year end from January 31 to September 30. In view of this change, we filed a Transition Report on Form 10-KT for the eight-month period ended September 30, 2007 (the “Transition Period Ended September 30, 2007”) on January 15, 2008. A Form 10-KT/A amendment to that report was filed on February 11, 2008. Since that time, we filed a Form 10-K for each of the fiscal years ended September 30, 2008 (the “Fiscal Year Ended September 30, 2008”) and September 30, 2009 (the “Fiscal Year Ended September 30, 2009”) on January 12, 2009 and January 12, 2010 respectively. This Form 10-K report covers the twelve-month period ended September 30, 2010 and the twelve-month period ended September 30, 2009, with additional information on other fiscal years, as required by SEC rules and regulations.
Information in this Form 10-K is current as of January 31, 2011 unless otherwise specified.
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
During the Fiscal Year Ended January 31, 2007 (the “Fiscal Year Ended January 31, 2007”), we resumed active operations following the acquisition of two ambulatory surgical centers located in Southern California. On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California, Point Loma Surgical Center, L.P. and Outpatient Surgery of Del Mar, L.P. and we completed these acquisitions on November 16, 2006. On February 9, 2007, we converted these limited partnerships into Outpatient Surgery of Point Loma, L.L.C. (“Point Loma”) and Outpatient Surgery of Del Mar, L.L.C. (“Del Mar,”) and, together with Point Loma, the (“San Diego ambulatory surgical centers”), respectively. In June 2007, we consolidated the operations of the San Diego ambulatory surgical centers at the Del Mar facility.

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
On January 13, 2010, Southern Plains Medical Center, Inc., our wholly-owned indirect subsidiary and an Oklahoma corporation (“SPMC”), entered into a sale/leaseback transaction pursuant to a purchase agreement, whereby SPMC sold certain property to Southern Plains Associates, LLC (“SPA”). SPA is an Oklahoma limited liability company, in which our wholly-owned subsidiary, First Physicians Realty Group, LLC, an Oklahoma limited liability company owns 50% and Capital Investors of Oklahoma, LLC, an Oklahoma limited liability company own the other 50%.
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
On June 14, 2010, Sean Kirrane was hired as our Vice President of Finance and Controller. Mr. Kirrane has over 10 years experience in senior finance and accounting roles for large publicly traded companies. On August 23, 2010, Mr. Kirrane was appointed to serve as the Company’s Principal Accounting Officer following Mr. Parkerson’s departure.
On August 23, 2010 Donald C. Parkerson resigned his position as Chief Financial Officer, effective this same date. Mr Parkerson’s employment with the Company was governed by an Executive Services Agreement, dated June 27, 2008, by and between the Company and Tatum LLC. Mr. Parkerson had no disagreements with us on any matter related to our operations, policies or practices.
Strategy
Our initial strategy was to identify and invest in “platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments, ambulatory surgical centers and rural hospitals, stood out in terms of potentially favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, under-served market. We determined that the top-down trends and attractive cash flows of ambulatory surgical centers made this an area of particular interest. Less well-known, however, is the non-urban sector, which has suffered from a long-term lack of access to capital despite providing care to more than 50 million people in the United States. We determined that focusing on rural healthcare could represent a significant long-term opportunity for us.
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

Our portfolio was expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA, the San Diego ambulatory surgical center and SPMC and (ii) equity positions in a diversified portfolio of minority interests in ambulatory surgical centers with a history of positive cash flows. In addition, we expect to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
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
In response to local market economic conditions including the expected impact of changes in healthcare law, during the Fiscal Year ended September 30, 2010 we have shifted our strategy and embarked upon initiatives to reorganize our operations. Our strategy has transitioned away from majority ownership in healthcare delivery companies to a focus on healthcare management services and the financing of equipment and real estate used by healthcare entities. We will maintain or acquire minority ownership in selected healthcare delivery companies that complement our management services and financing activities. We will also invest in, acquire or partner with other companies that provide similar services in our markets.
In pursuit of this reorganization, we are divesting underperforming facilities and reducing or outsourcing administrative functions to better align cost structures and business volume.
FUNDING
We have sustained operating losses and negative operating cash flow since our inception and had an accumulated deficit of approximately $95.5 million as of September 30, 2010, which has been funded primarily through the issuance of preferred stock and common stock, the issuance of promissory notes and cash generated from operations.
Our recurring losses from operations and anticipated future losses raises substantial doubt about our ability to continue as a going concern. Our plan of operations, even if successful, may not result in cash flow sufficient to finance our business. Realization of our assets is dependent upon our continued operations, which in turn is dependent upon meeting financing requirements and the success of future operations.
Our ability to continue as a going concern is dependent on improving profitability and cash flow and securing additional financing. While we believe in the viability of our strategy to raise additional funds and that the actions presently being taken provide the opportunity to continue as a going concern, there can be no assurances to that effect. Our financial statements do not include any adjustments related to the recoverability and classification of liabilities that might be necessary if we are unable to continue as a going concern.
As of September 30, 2010 we had current liabilities of $10.3 million and current assets of $6.5 million.
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
EMPLOYEES
We have four employees at the parent company level as of January 31, 2011, including David Hirschhorn, our chairman and Chief Executive Officer, Sean Kirrane, our Vice President of Finance and Controller, a director of corporate development and an administrative secretary. We consider our relations with employees to be good. None of our employees are represented by a labor union or work under any collective bargaining agreement.
As of January 31, 2011, RHA and Del Mar employed 160 and 26 personnel, respectively. The RHA employee count excludes those employed by RHA Tishomingo, LLC and The Chandler Clinic, LLC, both wholly-owned subsidiaries of RHA. As of January 6, 2011, we have divested the operations of RHA Tishomingo, LLC and The Chandler Clinic, LLC. See Item 8, Footnote No. 17, “Subsequent Events”, for further discussion of the sale of these operations. We consider relations with employees at each of RHA and Del Mar to be good. None of these employees are represented by a labor union or work under any collective bargaining agreement.

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
In addition to the Federal Anti-Kickback Statute, the Health Insurance Portability and Accountability Act of 1996, or “HIPAA, “ provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.
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
We also have various compensation arrangements, including personal service arrangements and management arrangements with physicians that we have structured to comply with applicable Stark Law exceptions.
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
FCA claims may be brought by governmental enforcement authorities or by individuals on the government’s behalf under the FCA’s qui tam, or “whistleblower,” provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant defrauded the federal government. Additionally, HIPAA established (1) civil liability for up-coding and billing medically unnecessary items and services, and (2) federal criminal sanctions for healthcare fraud against a private, nongovernmental healthcare benefit program. Although we have implemented policies and procedures to avoid violations of these laws, there can be no assurance that the conduct will not be reviewed and challenged by whistleblowers or governmental enforcement authorities. Any adverse determination could subject us to criminal and civil liability.
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
Risks Related to Our Business
We have a need for ongoing financing.
We will need additional capital to continue to maintain and expand our operations and will endeavor to raise funds through the sale of equity shares and other types of securities and revenues from operations. There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating capital and capital expenditure requirements during the fiscal year ending September 30, 2011 and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products.
Our recurring losses from operations and anticipated future losses raise substantial doubt about our ability to continue as a going concern. Our plan of operations, even if successful, may not result in cash flow sufficient to finance our business. Realization of our assets is dependent upon our continued operations, which in turn is dependent upon meeting financing requirements and the success of future operations.
Our ability to continue as a going concern is dependent on improving profitability and cash flow and securing additional financing. While we believe in the viability of our strategy to raise additional funds and that the actions presently being taken provide the opportunity to continue as a going concern, there can be no assurances to that effect.
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
We are subject to uncertainties regarding healthcare reform.
The Patient Protection and Affordable Care Act (the “PPACA”), passed by Congress and signed into law in March 2010, has created uncertainty related to our ability to grow and pursue profitable healthcare services. The PPACA has provisions with phased implementation starting in 2010 and continuing through 2014. Among the PPACA provisions are price controls and incentives placed on doctors and hospitals, insurance market reforms to increase the availability of health insurance, requirements that all individuals obtain health insurance coverage or pay a tax and the creation of government health insurance exchanges for small businesses and individuals Since Congressional approval of the PPACA, several states have passed legislation challenging the constitutionality of the legislation. We cannot predict which healthcare reforms will be adopted and, if adopted how such reforms could harm our business. It is possible that these reforms may be interpreted and applied in a manner that is inconsistent with our business practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our business practices, which could have an adverse effect on our business. Complying with these various reforms could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.
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
Our success depends to a critical extent on the continued efforts and services of our Chief Executive Officer, David Hirschhorn and our Vice President of Finance and Controller, Sean Kirrane. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement or replacements, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to us. Although Mr. Hirschhorn has signed an employment agreement with us, his agreement does not preclude him from leaving us, nor can we assure you that the noncompetition provisions contained in his employment agreement would be enforceable in any such event.
Our ability to retain or attract employees that provide healthcare services may be adversely impacted by recent changes in employee benefit programs.
Our success depends to a critical extent on the healthcare services provided by our current and future employees. The recent removal of certain employee benefit programs in response to escalating health care costs may result in the loss of current employees and the inability to recruit future employees. In this event, we would be forced to expend significant time and money in the pursuit of satisfactory replacements. We can give you no assurance that we can find satisfactory replacements for these employees, or on terms that are not unduly expensive or burdensome to us.
If we are unable to acquire and develop additional healthcare facilities on favorable terms, we may be unable to execute our acquisition and development strategy, which could limit our future growth.
Part of our strategy to increase our revenues and earnings is through the continuing acquisition of interests in hospitals, physician practices, ambulatory surgical centers, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians’. Our efforts to execute our acquisition and development strategy may be affected by our ability to identify suitable candidates and negotiate and close acquisition and development transactions. We are currently evaluating potential acquisitions and development projects and expect to continue to evaluate acquisitions and development projects in the foreseeable future. The businesses we acquire may experience losses in their early months of operation, or may never become profitable. We may not be successful in acquiring additional companies or achieving satisfactory operating results at acquired or newly developed facilities. Further, the companies or assets we acquire in the future may not ultimately produce returns that justify our related investment. If we are unable to execute our acquisition and development strategy, our ability to increase revenues and earnings through future growth would be impaired.
We have incurred significant losses and may incur losses in the future.
We have sustained operating losses since inception and had an accumulated deficit of approximately $95.7 million as of September 30, 2010. This deficit has been funded primarily through sales of equity, the issuance of promissory notes and cash generated from operations. Our management intends to continue in the pursuit of a growth strategy defined by acquisitions. We anticipate that our operating expenses will increase in the foreseeable future as we increase our acquisition activities, and continue to develop our technology, products and services. We will need to generate significant revenues to achieve profitability, and we cannot assure you that we will ever realize revenues at such levels. If we do achieve profitability in any period, we may not be able to sustain or increase our profitability on a quarterly or annual basis.
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

If we rely on third parties to provide services that are critical to our operations, we may have reduced financial and operational control which may result in a material impact on our ability to operate.
In the future, we expect to utilize third parties to provide outsourced business functions. The reduced financial and operational control over third parties poses an additional risk over having direct control over these functions.
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
As noted above, we may use a portion of our cash resources to pursue acquisition opportunities. If we decide to seek such opportunities, our future results will be dependent on our ability to identify, attract and complete desirable acquisition opportunities, which may take considerable time. In addition, our cash position, $1.7 million at September 30, 2010, may limit the scale and therefore the number of opportunities available. Our future results will be dependent on the performance of the acquired businesses, if any. We may not be successful in identifying, attracting or acquiring desirable acquisition candidates, or in realizing profits from any acquisitions.
With the completion of the acquisition of the San Diego ambulatory surgical centers, our strategy evolved during the Fiscal Year Ended January 31, 2007 from a focus on investment in “platform” strategies in the business services and healthcare industries to a concentration on healthcare and ancillary services, targeting companies valued at $3 million to $50 million. In particular, we are actively seeking to build our portfolio of interests in healthcare services operations, including ambulatory surgical centers, rural hospitals, surgical hospitals and other healthcare delivery platforms operating in partnership with physicians. Our strategy is predicated on management’s belief that the provision of flexible financial solutions to ambulatory surgical centers, specialty hospitals and other healthcare platforms aligns our interests with those of physician-partners, providing the basis for interdependent relationships that should establish sound operating partnerships and deliver solid risk adjusted returns. Our portfolio is expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA and the San Diego ambulatory surgical center and (ii) equity positions in a diversified portfolio of minority interests in ambulatory surgical centers with a history of positive cash flows. In addition, we will selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
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
In the ordinary course of business, our subsidiary hospitals are subject to medical malpractice lawsuits, product liability lawsuits and other legal actions. Some of these actions may involve large claims, as well as significant defense costs. We self-insure a substantial portion of our liability risks for property and other typical insurance coverage with commercial carriers, subject to self-insurance retention levels. We believe that, based on our past experience and actuarial estimates, our insurance coverage and our self-insurance reserves are sufficient to cover claims arising from the operations of our subsidiary hospitals. However, if payments for claims and related expenses exceed our estimates or if payments are required to be made by us that are not covered by insurance, our business could be harmed and our results of operations could be adversely impacted. We believe that our insurance is adequate in amount and coverage. However, in the future, insurance may not be available at reasonable prices or we may have to increase our levels of self-insurance.
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
The 90-day average daily trading volume of our registered Common Stock in the over-the-counter markets derived from historical data reported by finance.google.com as of January 10, 2011 was approximately 141 shares and we have had some days with no trading. There can be no assurance that trading volumes will increase to a consistently higher level or that holders of the shares will be able to sell their shares in a timely manner or at all.

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
In the event we are unable to grow through acquiring or merging with other businesses or unable to obtain additional financing, our Common Stock may no longer meet listing requirements for the OTCBB and thereby eliminating any public market for our Common Stock.

Item 2.	PROPERTIES
The following principal facilities are leased by us and are material to our operations:

Facility	Address	Lease Term	Monthly Rent	Area (sq. ft.)

Outpatient Surgery Center	12264 El Camino Real, Suite 55 San Diego, California 92130	Lease expires 1/1/2016; one, seven year option to extend	$20,169.07	6,684

RHA Home Office	3555 N.W. 58th Street, Suite 700 Oklahoma City, Oklahoma 73112	Lease expires 11/30/2012	$13,429.50	10,232

The Chandler Clinic	114 North Highway 18 Chandler, Oklahoma 74834	Lease expires 4/30/2014	$7,417.50	4,470

Office Sublease from HSP, Inc.	433 N. Camden, Suite 810 Beverly Hills, California 90210	Lease expires 11/1/2012	$4,800.00	1183.5

Physicians Clinic	2222 W. Iowa Avenue Chickasha, OK 73018	Lease expires 1/12/2030	$60,325.00	65,800
Prior to January 2010, the Physicians Clinic was an owned facility. In January 2010, the facility was sold to Southern Plains Associates, LLC and leased backed to SPMC, an indirect wholly-owned subsidiary of RHA. The lease on The Chandler Clinic which was to expire in April 2014 was terminated on December 1, 2010 as the result of the sale of The Chandler Clinic operations. See Item 8, Footnote No. 17 “Subsequent Events”, for further discussion of the sale of “The Chandler Clinic” operations.
RHA operates three hospitals and one clinic in Oklahoma. The following properties are owned by RHA and are material to our operations as of September 30, 2010.

Facility	Address	Area (sq. ft.)

Hospital and Medical Office Buildings	1002 E. Central Boulevard Anadarko, Oklahoma 73005	57,887

Hospital and Medical Office Building	1101 S. Byrd Tishomingo, Oklahoma 73460	37,393

Hospital and Clinic	2308 Highway 66 West Stroud, Oklahoma 74079	33,333
The Hospital and Medical Office Building in Tishomingo, Oklahoma was sold effective January 6, 2011. See Item 8, Footnote No. 17, “Subsequent Events”, for further discussion of the sale of the Tishomingo building and the related operations.

Item 3.	LEGAL PROCEEDINGS
None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There was no Annual Meeting of Stockholders during the Fiscal Year Ending September 30, 2010.
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

The Fiscal Year Ended September 30, 2010	High	Low

First Quarter	$0.60	$0.35
Second Quarter	0.65	0.20
Third Quarter	0.65	0.40
Fourth Quarter	0.65	0.23

The Fiscal Year Ended September 30, 2009	High	Low

First Quarter	$0.75	$0.15
Second Quarter	1.00	0.30
Third Quarter	0.70	0.50
Fourth Quarter	0.80	0.36
STOCKHOLDERS
As of January 31, 2011, and to the best of our records, there were approximately 200 stockholders of record of our Common Stock.
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

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights at	warrants and rights	column (a)) at
	Sep. 30, 2010	at Sep. 30, 2010	Sep. 30, 2010
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders(2)(5)(6)(7)(8)(9)(10(11)	9,005,983	$0.6129	9,682,601
Equity compensation plans not approved by security holders(1)(3)(4)	1,420,206	$0.7773	12,579

Total	10,426,189	$0.6353	9,695,180

(1)	In July 2000, our Board of Directors approved a stock option plan (the “2000 Plan”). Our stockholders have not approved this plan. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750 shares of Common Stock, as adjusted for our November 2002 reverse stock split (subject to limitations of applicable laws, and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of September 30, 2009, options to purchase an aggregate of 27,171 shares of Common Stock are classified as outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. We do not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered.

(2)	In 2001, at our 2001 Annual Meeting, our stockholders approved two equity compensation plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “ 2001 Plan”) and (b) our Employee Stock Purchase Plan (“ ESPP”). The maximum number of shares of Common Stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of Common Stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event will the maximum number of shares of Common Stock which may be issued under the 2001 Plan as incentive stock options exceed 20,000,000. The weighted average exercise price under the 2001 Plan shall be fixed by the Plan Administrator (as that term is defined in the 2001 Plan) and, in the case of an incentive option, shall be limited by the following: 1) the exercise price per share shall not be less than 100% of the fair market value (as that term is defined in the 2001 Plan) per share of our Common Stock on the date of option grant and 2) in the event that the optionee is a 10% stockholder, then the exercise price per share shall not be less than 110% of the fair market value per share of Common Stock on the date of option grant. We have granted various incentive stock options as well as non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant. As of September 30, 2009, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 17,756,180, and as of September 30, 2009, 9,682,601 shares remain available for issuance. The maximum number of shares of Common Stock that may be purchased under our ESPP is 350,000, with a weighted average exercise price of $1.48. As of September 30, 2009, we have discontinued offering the ESPP, no shares have been issued subsequent to the original issuance, and we currently have no intention to issue additional shares under the ESPP. Since its inception, a total of 22,940 shares of Common Stock have been purchased pursuant to the ESPP.

(3)	On November 20, 2001, our Board of Directors approved a grant of options to purchase a total of 3,750 shares (adjusted for reverse split) of our Common Stock at an exercise price of $2.00 per share to Robert N. Schwartz, one of the members of our Board of Directors.

(4)	On August 2, 2005, our Board of Directors approved the issuance of warrants to purchase an aggregate of 727,500 shares of our Common Stock at an exercise price of $0.35 per share to the seven initial members of our Advisory Board, as compensation for participation on our Advisory Board. The shares underlying these warrants became fully vested in August 2007. In August 2008, three of the initial Advisory Board members exercised their warrants in full and a total of 302,500 shares of Common Stock were issued. The other four initial Advisory Board members, holding an aggregate of 425,000 shares of Common Stock, allowed their warrants to expire unexercised. In December 2006, our Board of Directors approved the issuance of a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $0.45 per share to Steven Spector, upon his addition as a member to the Advisory Board. The shares underlying the warrant issued to Mr. Spector became fully vested on December 12, 2008. The warrant issued to Mr. Spector expired unexercised on December 12, 2008. On September 11, 2007, our Board of Directors approved the issuance of warrants to purchase an aggregate of 350,000 shares of our Common Stock at an exercise price of $0.45 per share to six new members of our Advisory Board. The shares underlying these warrants became fully vested on September 13, 2009 and expired on September 13, 2009. On February 15, 2008, our Board of Directors approved the issuance of a warrant dated October 30, 2007, to purchase a total of 714,285 shares of our Common Stock at an exercise price of $0.45 per share to Brian Potiker, in consideration for his continued service as a member of our Advisory Board. The shares underlying the warrant issued to Mr. Potiker became fully vested on October 30, 2008, and the warrant was exercised on October 30, 2009. During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 125,000 shares of our Common Stock to individuals for participation on our Advisory Board. These warrants were issued at an exercise price of $0.625. One-third of the shares underlying the warrants vested immediately, one-third vest on March 16, 2010 and one-third vest on March 16, 2011. These warrants expire on March 16, 2012. As of September 30, 2009, all of these warrants remain outstanding. During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 150,000 shares of our Common Stock to a member of the newly-created Medical Advisory Board. These warrants were issued an exercise price of $0.625. One-third of the shares underlying the warrants vested immediately upon issuance on June 10, 2009, and the remaining two-thirds vest on June 10, 2010. These warrants expire on June 10, 2012. As of September 30, 2010, all of these warrants remain outstanding.

(5)	On November 17, 2005, our Board of Directors approved the grants of options to acquire an aggregate of 360,000 shares of our Common Stock at an exercise price of $0.40 per share to two independent directors. The shares underlying these options vested in quarterly increments over three years, beginning on the effective issuance date of August 1, 2005.

(6)	On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our Common Stock to David Hirschhorn pursuant to the 2001 Plan. These options are exercisable for a period of seven years at an exercise price of $0.625 per share. Mr. Hirschhorn’s shares vest according to the following schedule: 1,250,000 shares vested on July 1, 2009; 1,250,000 shares vest on July 1, 2010; 1,250,000 shares vest on July 1, 2011; 1,250,000 shares vest on July 1, 2012 and the last 1,250,000 vest on July 1, 2013.

(7)	On November 10, 2008, in connection with Thomas Rice’s employment agreement, we entered into an Option Grant Agreement under which we granted Mr. Rice an incentive stock option to purchase up to 500,000 shares of Common Stock at an exercise price of $0.625 per share. Mr. Rice’s shares vest according to the following schedule: 125,000 shares vested immediately on November 10, 2008; 125,000 shares vested on November 10, 2009 and the remaining 250,000 shares vest on November 10, 2010. The option expires on November 15, 2015.

(8)	On April 22, 2009, pursuant to the terms of our 2001 Plan, we granted incentive stock options (the “2009 Employee Options ”) to 126 of our subsidiaries’ employees (the “ 2009 Employee Optionees”) to purchase an aggregate of 1,319,390 shares of Common Stock in variable individual amounts. Pursuant to the terms of the Option Grant Agreements, and subject to the terms of the 2001 Plan, the shares of Common Stock subject to the 2009 Employee Options (the “ 2009 Employee Option Shares”) vest according to the following schedule: (1) one-quarter vested immediately upon the date of issuance; (2) an additional one-quarter of the 2009 Employee Option Shares vest upon the passing of the one year anniversary of the date of issuance and (3) the remaining one-half of the 2009 Employee Option Shares vest upon the second anniversary of the date of issuance. The 2009 Employee Options were issued at an exercise price of $0.625 per share and are exercisable by the 2009 Employee Optionees with respect to all or any of the vested Shares until April 22, 2016, subject to the terms and conditions of the 2001 Plan and the related Option Grant Agreements. As of September 30, 2010, 420,308 of these options have been forfeited due to employee terminations.

(9)	On May 27, 2009, in connection with the employment of David Jamin as the administrator of RHA Stroud, LLC, we entered into an Option Grant Agreement, under which we granted to Mr. Jamin an incentive stock option to purchase up to 20,000 shares of Common Stock, at an exercise price of $0.625 per share, which option was to expire on May 27, 2016. Mr. Jamin’s option to purchase Common Stock vested incrementally on the following vesting schedule: (1) 6,667 shares vest on May 27, 2010; (2) 6,667 shares vest on May 27, 2011; and (3) 6,666 shares shall vest on May 27, 2012. As of September 30, 2010, 20,000 of these options have been forfeited due to the employee’s termination.

(10)	On December 29, 2009, in connection with Dan Chen’s employment agreement, we entered into an option grant agreement with Mr. Chen effective as of December 29, 2009, under which we granted to Mr. Chen an incentive stock option to purchase up to 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on December 29, 2016. Mr. Chen’s option to purchase Common Stock vests incrementally on the following vesting schedule: (1) the option to purchase up to 100,000 shares vested immediately on December 29, 2009; (2) an option to purchase up to 100,000 shares vests incrementally on each anniversary date of the date of grant thereafter (with the final options vesting on the fourth anniversary date of the date of grant).

(11)	On June 14, 2010, in connection with Sean Kirrane’s employment agreement, we entered into an option grant agreement with Mr. Kirrane effective as of June 14, 2010, under which we granted to Mr. Kirrane an incentive stock option to purchase up to 150,000 shares of Common Stock, at an exercise price of $0.625 per share, which option sha11 expire on June 14, 2017. Mr. Kirrane’s option to purchase Common Stock vests incrementally on the following vesting schedule: (1) the option to purchase up to 30,000 shares vested immediately on June 14, 2010; (2) an option to purchase up to 30,000 shares vests incrementally on each anniversary date of the date of grant thereafter (with the final options vesting on the fourth anniversary date of the date of grant).
SALES OF UNREGISTERED EQUITY SECURITIES
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
On May 21, 2010, we accepted warrant exercises in the amount of 60,000 shares (the “Warrant Exercise Shares”) of Common Stock, for an aggregate purchase price of $30,000 from one investor. The Warrant Exercise Shares were issued pursuant to the exercise of a warrant to purchase shares of Common Stock at an exercise price of $0.50 per share, in connection with the private placement of our Series 5-A Preferred Stock and warrants to purchase Common Stock. The investor represented to us in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The offers and sales of the Warrant Exercise Shares pursuant to the warrant exercises were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated there-under.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA
Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Form 10-K.
FORWARD LOOKING STATEMENTS
The information set forth in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements. Please refer to “SPECIAL NOTE REGARDING FORWARD- LOOKING STATEMENTS” at the beginning of this Form 10-K for more information about forward-looking statements.

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
CHANGE IN THE FISCAL YEAR END
In November 2007, our Board of Directors approved a change to our fiscal year end from January 31 to September 30. In view of this change, this report includes the twelve-month periods ended September 30, 2010 and 2009, data for all periods are derived from our audited consolidated financial statements.
FUNDING
We have sustained operating losses since our inception and had an accumulated deficit of approximately $95.5 million as of September 30, 2010, which has been funded primarily through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.
As of September 30, 2010 we had current liabilities of $10.3 million and current assets of $6.5 million.
In December 2008, subsidiaries of RHA completed the 2008 Loans. The completion of the 2008 Loans, which carry amortization schedules of 16 years to 20 years and are guaranteed up to 80% by the USDA, had the effect of reducing our current liabilities by $4.6 million.
In 2009, we completed a bridge financing transaction (the “Bridge Financing”) for $2.2 million, which was consummated in three separate closings. The notes were due and payable as follows: $1.5 million was due on November 6, 2009, $0.5 million was due on December 3, 2009, $0.1 million was due on December 31, 2009 and $50,000 was due on January 14, 2010. On the due dates of the $1.5 million due on November 6, 2009, the $0.5 million due on December 3, 2009 and the $0.1 million due on December 31, 2009, we exercised our right to extend the due dates to February 6, 2010, March 3, 2010 and March 31, 2010, respectively. On the extended due dates, we exercised our right to again extend the due dates. The $1.5 million previously due on February 6, 2010, was extended to provide for $0.5 million to be due August 6, 2011 and $1 million to be due February 6, 2013. The $0.5 million previously due on March 3, 2010 was extended to provide for $0.2 million to be due on September 3, 2011 and $0.3 million to be due on March 3, 2013. The $150,000 previously due March 31, 2010 was extended to provide for $100,000 to be due March 31, 2013 and $50,000 to be due September 30, 2011. The $50,000 previously due April 4, 2010 was extended to be due April 14, 2013.
As disclosed in an August 10, 2010 press release, the Company, as part of its strategic growth plan entered into various Letters of Intent to acquire new operations with new capital and divest other existing operations that no longer fit its strategic profile moving forward or no longer provided any attractive return on capital or was creating a significant drag on operational performance and company liquidity.
The poorly performing units at the Company have put liquidity pressure on the better performing facilities. The Company was not able to grow into its cost structure in Oklahoma. Consequently, we are eliminating poorly performing facilities and the related infrastructure necessary to support them specifically as it relates to our Oklahoma facilities.
An inability to complete our re-organization would have necessitated a mandatory capital infusion to sustain our operations in Fiscal 2011. Management intends to continue to prune its balance sheet in fiscal 2011 and expand its capital base as appropriate or necessary for operations and/or its transaction needs.

Our recurring losses from operations and anticipated future losses raise substantial doubt about our ability to continue as a going concern. Our plan of operations, even if successful, may not result in cash flow sufficient to finance our business. Realization of our assets is dependent upon our continued operations, which in turn is dependent upon meeting financing requirements and the success of future operations.
Our ability to continue as a going concern is dependent on improving profitability and cash flow and securing additional financing. While we believe in the viability of our strategy to raise additional funds and that the actions presently being taken provide the opportunity to continue as a going concern, there can be no assurances to that effect.
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
In the Fiscal Year Ended September 30, 2010, we determined there was no impairment of Goodwill, however we recorded an impairment of $187,000 of the intangible assets of The Chandler Clinic arising from the sale of the operation on December 1, 2010. See Item 8, Footnote No. 17, “Subsequent Events” for a discussion of the sale of The Chandler Clinic.
In the Fiscal Year Ended September 30, 2009, we determined that an impairment of the goodwill previously recorded upon the acquisition of RHA had occurred. An impairment charge of $209,000 was recorded. In the Fiscal Year Ended September 30, 2008, we recorded an impairment of $308,000 with respect to fixed assets at Point Loma arising from the termination of activities at this facility as part of our review of long-lived assets, certain identifiable intangible assets and goodwill.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed or determinable and collectability is probable or reasonably assured.

Income Taxes
The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.
Accounting for Uncertainty in Income Taxes
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.
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
Recent Accounting Pronouncements
In December 2007, the FASB issued guidance on “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This guidance requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The non-controlling interest’s portion of net income must also be clearly presented on the income statement. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2010. The adoption of the new rules did not have a material impact on our financial condition or results of operation.
In December 2007, the FASB issued updated guidance on business combinations. This guidance applies the acquisition method of accounting for business combinations where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. The updated guidance requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2010. The adoption did not have a material impact on our financial condition or results of operation.
In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective as of October 1, 2011, the remaining new disclosure requirements are effective as of October 1, 2010.
Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Carrying value of notes payable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

RESULTS OF OPERATIONS (All amounts in thousands)

	Fiscal	Fiscal
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2010	2009

Revenue from services	$39,502	$39,090
Selling, general and administrative expenses and provision for doubtful accounts	44,152	44,075
Amortization of stock-based compensation	1,078	1,245
Impairment of long-lived assets and goodwill	187	209
Depreciation and amortization	1,383	1,102

Total costs and expenses	46,800	46,631

Operating loss	(7,298)	(7,541)
Other income (expense)	453)	(281)
Interest income	42	42
Interest expense	(2,012)	(2,094)

Net loss from operations before taxation and non-cash beneficial conversion feature	(8,815)	(9,874)
Non-controlling interest	(681)	(177)

Net loss before non-cash beneficial conversion feature	(9,496)	(10,051)
Non-cash beneficial conversion feature preferred dividend	(48)	(317)

Net loss allocable to common stockholders	$(9,544)	$(10,368)

MANAGEMENT’S DISCUSSION & ANALYSIS OF RESULTS OF OPERATIONS — FISCAL YEAR ENDED SEPTEMBER 30, 2010 COMPARED TO YEAR ENDED SEPTEMBER 30, 2009
Revenue
Revenue of $39.5 million was generated in the Fiscal Year Ended September 30, 2010 compared with $39.1 million in the Fiscal Year Ended September 30, 2009, an increase of 1.02%, primarily due to the inclusion of a full year of The Chandler Clinic operations during Fiscal Year Ended September 30, 2010 and only five months during Fiscal Year Ended September 30, 2009.
Selling, General and Administrative Expenses and Provision for Doubtful Accounts
Selling, general and administrative expenses, including provision for doubtful accounts, consisted primarily of employee-related costs that are directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rental, insurance premiums and costs relating to other outside services.
Selling, general and administrative expenses and provision for doubtful accounts totaled $44.2 million in the Fiscal Year Ended September 30, 2010 and $44.1 million in the Fiscal Year Ended September 30, 2009. Operating efficiencies realized at the parent company and RHA were offset by additional operating expenses at Del Mar which was commensurate with the increase in revenue.
Amortization of Stock-Based Compensation
Amortization of stock-based compensation consists of the expense incurred as the grant of options and warrants to purchase common stock vest over the term of the grant agreements. Since 2006, we have granted to officers, employees and members of our Advisory Board options to purchase our common stock.
We granted options to purchase 650,000 and 1,839,390 shares of our common stock during the Fiscal Years ended September 30, 2010 and 2009 respectively. As a result of the decreased number of shares granted during the Fiscal Year ended September 30, 2010 and the related vesting schedules, the amortization of stock-based compensation expense decreased to $1,078,000 during the Fiscal Year ended September 30, 2010 from $1,245,000 during the Fiscal Year ended September 30, 2009.
See Item 8, Footnote No. 14, “Stock Options” for a discussion of our stock option plans and stock-based compensation.

Impairment of Long-Lived Assets and Goodwill
In the Fiscal Year Ended September 30, 2010, we determined there was no impairment of Goodwill, however we recorded an impairment of $187,000 of the intangible assets of The Chandler Clinic arising from the sale of the operations on December 1, 2010. See Item 8, Footnote No. 17, “Subsequent Events”, for a discussion of the sale of The Chandler Clinic. In the Fiscal Year Ended September 30, 2009, we determined that an impairment of the goodwill previously recorded upon the acquisition of RHA had occurred. An impairment charge of $209,000 was recorded.
Operating Loss
As a result of the foregoing, we had an operating loss in the Fiscal Year Ended September 30, 2010 of $7.3 million compared to an operating loss of $7.5 million in the Fiscal Year Ended September 30, 2009, or a decrease of 3.2%. The operating loss decreased as a result of operating efficiencies achieved at the parent company and RHA and revenue growth at Del Mar.
Other Income (Expense)
In Fiscal Year Ended September 30, 2010, we received $429,000 of insurance proceeds which were a reimbursement for tornado damage at one of our critical access hospitals.
We had no gain or loss from the sale of assets in the Fiscal Year Ended September 30, 2010. We recognized a $281,000 loss from the sale of a 10.9% equity interest in Del Mar in the Fiscal Year Ended September 30, 2009.
Interest Income
We had interest income of $42,000 in the Fiscal Year Ended September 30, 2010 and $42,000 in the Fiscal Year Ended September 30, 2009.
Interest Expense
We recorded interest expense of $2.0 million in the Fiscal Year Ended September 30, 2010 and $2.1 million in the Fiscal Year Ended September 30, 2009, reflecting a decrease of 4.8%. This decrease was due primarily to a decrease in the interest rate on the Bridge Financing.
Non-Controlling Interest
In the Fiscal Year Ended September 30, 2010, non-controlling interest amounted to ($0.7) million, compared to ($0.2) million for the Fiscal Year Ended September 30, 2009. The increase in non-controlling interest over the prior years is due to improved earnings at Del Mar coupled with the increased ownership share of Del Mar non-controlling interests.
Taxation
FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.
Net Income or Loss Before Non-Cash Beneficial Conversion Feature
As a result of the foregoing, we recorded a net loss of $9.5 million and $10.1, in the Fiscal Years Ended September 30, 2010 and 2009 respectively, a decrease of $0.6 million or 5.9% The net loss decreased as a result of operating efficiencies achieved at the parent company and RHA and revenue growth at Del Mar.
Non-Cash Beneficial Conversion Feature Preferred Dividend
In the Fiscal Year Ended September 30, 2010, we recognized a $48,000 non-cash beneficial conversion feature preferred dividend expense compared to $317,000 in the Fiscal year Ended September 30, 2009, relating to the issuance of our 5-A Preferred and 6-A Preferred, each together with warrants, during the periods. The expense, which arose from a beneficial conversion feature resulting from the fact that such convertible securities could be converted into our Common Stock at an amount below its market price on the commitment date of the securities, was recognized in accordance with FASB standards on accounting for convertible securities with beneficial conversion features.

Net Income or Loss Allocable to Common Stockholders
Net income or loss allocable to common stockholders is computed from net income or loss and adding or deducting deemed non-cash dividend to preferred stockholders and credit on exchanges. We had net loss allocable to common stockholders of $9.5 million, or ($0.64) per basic share in the Fiscal Year Ended September 30, 2010, compared with $10.4 million, or $(0.94) per basic share in the Fiscal Year Ended September 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents totaled $1.7 million as of September 30, 2010, compared with $2.3 million as of September 30, 2009.
At September 30, 2010, we had a working capital deficit of $3.7 million and a stockholders’ deficit of $16.4 million, as compared to a working capital of $1.8 million and a stockholders’ deficit of $9.0 million at September 30, 2009. We have long-term liabilities of $16.6 million as of September 30, 2010, compared to $12.4 million as of September 30, 2009. To date, we have financed our operations primarily through sales of preferred and common equity, issuance of promissory notes, and cash from operations.
Net cash used in operating activities totaled $2.9 million in the Fiscal Year Ended September 30, 2010, compared with $3.5 million in the Fiscal Year Ended September 30, 2009. The decrease in net cash used in the Fiscal Year Ended September 30, 2010 arose from the decrease in the net operating loss during the Fiscal Year Ended September 30, 2010.
Net cash provided in (used) by investing activities in the Fiscal Year Ended September 30, 2010 was $1.4 million, compared to ($4.3) million in the Fiscal Year Ended September 30, 2009. During the Fiscal Year Ended September 30, 2010, cash was provided by the removal of restrictions on $1.5 million of cash held on deposit with the former debt holder on the SPMC building. The net cash used by investing in the Fiscal Year Ended September 30, 2009 was primarily due to the purchase of real property for our hospital located in Stroud, Oklahoma and the acquisition of the remaining membership units in RHA, which we did not previously own.
Net cash provided by financing activities was $0.9 million in the Fiscal Year Ended September 30, 2010, compared with $7.2 million in the Fiscal Year Ended September 30, 2009. Net cash provided by financing activities in the Fiscal Years Ended September 30, 2010 and 2009 was provided primarily by the issuance of promissory notes. At September 30, 2010, we had total liabilities of $28.6 million and assets of $25.7 million.
Our recurring losses from operations and anticipated future losses raise substantial doubt about our ability to continue as a going concern. Our plan of operations, even if successful, may not result in cash flow sufficient to finance our business. Realization of our assets is dependent upon our continued operations, which in turn is dependent upon meeting financing requirements and the success of future operations.
Our ability to continue as a going concern is dependent on improving profitability and cash flow and securing additional financing. While we believe in the viability of our strategy to raise additional funds and that the actions presently being taken provide the opportunity to continue as a going concern, there can be no assurances to that effect.
OFF-BALANCE SHEET FINANCING
We currently have no “off-balance sheet” financing arrangements, other than operating leases.
DISCLOSURE OF CONTRACTUAL OBLIGATIONS
Contractual Obligations (in thousands)

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$18,539	$2,083	$5,221	$1,139	$10,096
Capital lease obligations	389	192	181	16	—
Operating lease obligations	4,225	1,328	2,062	760	75
Other contractual obligations	8	8	—	—	—

Total	$23,161	$3,611	$7,464	$1,915	$10,171

“Other contractual obligations” consist primarily of obligations to purchase goods or services that are enforceable and legally binding on us. These obligations specify all significant terms and are not cancelable without a penalty. Our obligations primarily relate to software licensing, clinical coding, medical waste removal, equipment maintenance and linen service.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
First Physicians Capital Group, Inc.
We have audited the accompanying consolidated balance sheets of First Physicians Capital Group, Inc. (the “Company”), as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $9,544,000 during the year ended September 30, 2010, and, as of that date, had a working capital deficiency of $3,716,000. As noted in footnote 1 to the financial statements, the recurring losses from operations and anticipated future losses raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Whitley Penn LLP
Dallas, Texas
February 14, 2011

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30,	September 30,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$1,667	$2,324
Restricted cash	—	1,523
Accounts receivable, net of allowance for uncollectible accounts	3,787	4,891
Prepaid expenses	123	111
Other current assets	968	1,772

Total current assets	6,545	10,621
Property and equipment, net	17,557	17,033
Goodwill (Note 8)	759	759
Other assets	869	1,078

Total assets	$25,730	$29,491

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/ (DEFICIT)
Current liabilities:
Accounts payable	$4,338	$3,598
Accrued expenses	3,663	3,515
Notes payable	—	4,309
Current maturities of long term debt	2,260	1,028

Total current liabilities	10,261	12,450
Long term debt, net of current portion	16,637	12,441
Deferred Gain	1,705	—

Total liabilities	28,603	24,891

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of September 30, 2010 and 2009)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as September 30, 2010 and 2009)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock: (Note 14)
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 and 8,987 shares issued and outstanding as of September 30, 2010 and 2009, respectively)	7,832	7,819
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 and 4,957 shares issued and outstanding as of September 30, 2010 and September 30, 2009, respectively)	4,381	4,463

Total redeemable preferred stock	12,213	12,282
Stockholders’ deficit and Non-controlling interests:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 and 13,448,683 shares issued and outstanding as of September 30, 2010 and September 30, 2009, respectively)	153	136
Additional paid-in-capital	79,235	77,109
Accumulated deficit	(95,666)	(86,122)
Treasury stock, at cost (149,744 and 93,494 shares as of September 30, 2010 and September 30, 2009 respectively)	(104)	(79)

Total First Physicians Capital Group Stockholders’ Deficit:	(16,382)	(8,956)

Non-controlling interests (Note 11)	1,105	1,083
Total Stockholder’s Deficit	(15,277)	(7,873)

Total liabilities, preferred stock and stockholders’ deficit and Non-controlling interests	$25,730	$29,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal	Fiscal
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2010	2009

Revenue from services	$39,502	$39,090
Cost and expenses:
Selling, general and administrative expenses	44,153	44,075
Amortization of stock-based compensation (Note 15)	1,077	1,245
Impairment of long-lived assets and goodwill	187	209
Depreciation and amortization	1,383	1,102

Total costs and expenses	46,800	46,631

Operating loss	(7,298)	(7,541)
Interest income	42	42
Interest expense	(2,012)	(2,094)
Other income (expense)	453	(281)
Non-controlling interests	(681)	(177)

Net loss from operations before taxation and non-cash beneficial conversion feature	(9,496)	(10,051)
Taxation	—	—
Non-cash beneficial conversion feature preferred dividend	(48)	(317)

Net loss allocable to common stockholders	$(9,544)	$(10,368)

Net loss per common share:
Basic	$(0.64)	$(0.94)
Diluted	N/A	N/A
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except for shares data)

			Additional		Other		Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Amount	Capital	Deficit	Income (Loss)	Stock	Deficit

Balance at Sept. 30, 2008	10,322,927	$103	$71,301	$(75,702)	$(52)	$0	$(4,350)
Net Loss				(10,368)			(10,368)
Issuance of Common Stock	160,000	2	98				100
Conversion of Series B Preferred to Common Stock	2,384,250	25	2,477				2,502
Proceeds from exercise of warrants	525,000	5	258				263
Beneficial Conversion Feature related to preferred stock issuance			317				317

Stock based compensation	150,000	1	1,244				1,245
Issuance of warrants as discount on convertible debt			1,184				1,184
Equity transactions in consolidated affiliates (see note 11)			230				230

Purchase of treasury stock	(93,494)					(79)	(79)

Balance at Sept. 30, 2009	13,448,683	$136	$77,109	$(86,070)	$(52)	$(79)	$(8,956)

Net Loss				(9,596)	52		(9,544)
Issuance of Common Stock	200,000	2	98				100
Conversion of 6-A Preferred to Common Stock	400,000	4	121				125
Proceeds from exercise of warrants	1,105,685	11	492				503
Cancellation of Restricted Shares	(48,611)						—

Purchase of treasury stock	(56,250)					(25)	(25)

Issuance of warrants with 5-A Preferred Stock			11				11
Issue of warrants with 6-A Preferred Stock			36				36
Bridge Loan Warrant Extension			291				291
Stock based Compensation			1,077				1,077

Balance at Sept. 30, 2010	15,049,507	$153	$79,235	$(95,666)	$—	$(104)	$(16,382)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal	Fiscal
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(9,496)	$(10,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	681	177
Depreciation and amortization	1,383	1,102
Bad debt provision	5,914	4,561
Amortization of stock-based compensation	1,077	1,245
Amortization of debt discount	522	952
Amortization of deferred gain on sale of assets	(55)	—
Loss from sale of investments	—	281
Impairment of long-lived assets and goodwill	187	209
Changes in working capital components:
Accounts receivable	(4,810)	(3,163)
Accounts payable and accrued expenses	888	1,455
Other	812	(275)

Net cash used in operating activities	(2,897)	(3,507)
Cash flows from investing activities:
Purchase of property and equipment	(1,906)	(4,515)
Purchase of equity interest in consolidated affiliate	—	(35)
Deferred gain from sale of property and equipment	1,760	—
Proceeds from sale of equity interests in consolidated affiliate	—	325
Decrease (increase) in restricted cash	1,523	(9)
Acquisition of subsidiaries, net of cash acquired	—	(55)

Net cash provided by (used in) investing activities	1,377	(4,289)
Cash flows from financing activities:
Borrowings on convertible loans	—	2,200
Payments on long term debt	(4,961)	(5,786)
Proceeds from notes payable	5,849	10,246
Distributions to non-controlling interests	(659)	(144)
Purchase of treasury stock	(25)	(79)
Proceeds from exercise of stock warrants	503	263
Proceeds from issuance of preferred stock, net of cost	56	350
Proceeds from issuance of common stock	100	100

Net cash provided by financing activities	863	7,150
Net decrease in cash and cash equivalents	(657)	(646)

Cash and cash equivalents at beginning of year	2,324	2,970

Cash and cash equivalents at end of year	$1,667	$2,324

Supplemental cash flow information:
Cash paid for interest	$1,356	$1,204
Cash paid for taxes	—	—
During the Fiscal Year ended September 30, 2009, there was a non-cash transaction which involved the purchase of the 49% minority interest in RHA (as that term is defined herein) for a promissory note of $1,800,000, with the first payment of $50,000 paid at closing.
During the Fiscal Year ended September 30, 2009, the fair value of warrants issued in conjunction with the convertible notes amounted to $932,000. The beneficial conversion feature associated with the convertible notes amounted to $253,000.
During the Fiscal Year ended September 30, 2009, the fair value of warrants issued in conjunction with the issuance of preferred stock amounted $84,473. The beneficial conversion feature associated with the preferred stock amounted to $317,000.
During the Fiscal Year ended September 30, 2010, the fair value of warrants issued in conjunction with the extension of the convertible notes which were issued in connection with the bridge financing we entered into during the fiscal year ended September 30, 2009 amounted to $291,000.
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Company Background
We were originally incorporated in Nevada in October 1980 and re-incorporated in Delaware in November 2000. From 2001 to November 2004, we provided Fortune 500 and Global 500 companies with customizable and comprehensive business process outsourcing (“BPO ”) solutions into and across the Asia-Pacific region. In November 2004, our active business operations ceased with the sale of our BPO operations in Asia.
On December 16, 2005, at our Annual Meeting of Stockholders, our stockholders voted to amend our Certificate of Incorporation to change our legal name from “Vsource, Inc.” to “Tri-Isthmus Group, Inc.” (“TIGroup ”) and to reduce the number of authorized shares of our common stock, par value $0.01 per share (the “Common Stock ”), from 500,000,000 shares to 100,000,000 shares, as described in our Proxy Statement filed with the Securities and Exchange Commission (the “SEC ”) on November 28, 2005. The reduction of the number of authorized shares of our Common Stock did not affect the number of shares of Common Stock issued and outstanding.
During the fiscal year ended January 31, 2007 (the “Fiscal Year Ended January 31, 2007”), we resumed active operations following the acquisition of two ambulatory surgical centers located in Southern California. On December 2, 2005, through newly created indirect subsidiaries, we entered into two separate purchase agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in two separate outpatient surgical centers in San Diego, California, Point Loma Surgical Center, L.P. and Outpatient Surgery of Del Mar, L.P., and we completed these acquisitions on November 16, 2006. On February 9, 2007, we converted these limited partnerships into Outpatient Surgery of Point Loma, L.L.C. (“Point Loma ”) and Outpatient Surgery of Del Mar, L.L.C. (“Del Mar,” and, together with Point Loma, the “San Diego ambulatory surgical centers ”), respectively. In June 2007, we consolidated the operations of the San Diego ambulatory surgical centers at the Del Mar facility.
On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC, an Oklahoma limited liability company (“RHA ”). Based in Oklahoma City, RHA owns and operates three critical access hospitals, one medical clinic and an ancillary support services unit, all focused on the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA Anadarko, LLC, a wholly owned subsidiary of RHA, purchased 100% of the issued and outstanding membership interests of Southern Plains Medical Center (“SPMC ”). Founded in 1915, SPMC is one of the oldest continuously operating multi-specialty physician practices in the United States. Located in Chickasha, Oklahoma, SPMC’s 15 physicians and other licensed healthcare providers deliver primary and specialty care in the following areas: family medicine; pediatrics; internal medicine; acute care; occ/med; general surgery; gynecology; ophthalmology; orthopedic surgery; radiology; oncology; cardiology and urology. Ancillary services provided onsite include imaging (computer-assisted tomography (“ CT ”), magnetic resonance imaging (“MRI ”), mammography, x-ray, EKG, vascular and ultra-sound bone densitometry) and laboratory services. SPMC also provides urgent care services outside of normal business hours seven days a week through its “Quick Care” department. Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, we acquired the remaining 49% of the issued and outstanding membership units of RHA, making RHA an indirect wholly-owned subsidiary of ours.
On December 12, 2008, we and certain of our subsidiaries entered into three loan agreements, effective November 6, 2008, with two Oklahoma-based lenders, Bank of Commerce and Valliance Bank, resulting in an aggregate debt financing of $8.4 million. We obtained the financing to purchase the building and real property of the Stroud Regional Medical Center Hospital and clinics, refinance existing loans totaling $4.6 million, upgrade facilities at the Johnston Memorial Hospital and improve the consolidated balance sheet and maintain general working capital. The loans are evidenced by promissory notes issued by RHA Anadarko, LLC, RHA Stroud, LLC and RHA Tishomingo, LLC, two of which mature on November 6, 2028 and one of which matures on November 6, 2024.
On May 1, 2009, we purchased The Chandler Clinic (“TCC”), a family medical practice located in Chandler, Oklahoma. TCC is located within the service area of the Stroud Regional Medical Center. As further described in Note 19, “Subsequent Events”, on December 1, 2010, we sold the operations of The Chandler Clinic.
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
On January 13, 2010, Southern Plains Medical Center, Inc., our wholly-owned indirect subsidiary and an Oklahoma corporation (“SPMC ”), entered into a sale/leaseback transaction pursuant to a purchase agreement, whereby SPMC sold certain property to Southern Plains Associates, LLC (“SPA”). SPA is an Oklahoma limited liability company, in which our wholly-owned subsidiary, First Physicians Realty Group, LLC, an Oklahoma limited liability company owns 50% and Capital Investors of Oklahoma, LLC, an Oklahoma limited liability company own the other 50%.
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
On June 14, 2010, Sean Kirrane was hired as the Vice President of Finance and Controller. Mr. Kirrane has over 10 years experience in senior finance and accounting roles for large publicly traded companies. On August 23, 2010, Mr. Kirrane was appointed to serve as the Company’s Principal Accounting Officer following Mr. Parkerson’s departure.

On August 23, 2010 Donald C. Parkerson resigned his position as Chief Financial Officer, effective this same date. Mr Parkerson’s employment with the Company was governed by an Executive Services Agreement, dated June 27, 2008, by and between the Company and Tatum LLC. Mr. Parkerson had no disagreements with us on any matter related to our operations, policies or practices.
Strategy
Our initial strategy was to identify and invest in “platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments, ambulatory surgical centers and rural hospitals, stood out in terms of fundamentally-favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, under-served market. We determined that the top-down trends and attractive cash flows of ambulatory surgical centers made this an area of particular interest. Less well-known, however, is the non-urban sector, which has suffered from a long-term lack of access to capital despite providing care to more than 50 million people in the United States. We determined that focusing on rural healthcare could represent a significant long-term opportunity for us.
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
Our portfolio was expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA, the San Diego ambulatory surgical center and SPMC and (ii) equity positions in a diversified portfolio of minority interests in ambulatory surgical centers with a history of positive cash flows. In addition, we expect to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
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
In response to local market economic conditions including the expected impact of changes in healthcare law, during the Fiscal Year ended September 30, 2010 we have shifted our strategy and embarked upon initiatives to reorganize our operations. Our strategy has transitioned away from majority ownership in healthcare delivery companies to a focus on healthcare management services and the financing of equipment and real estate used by healthcare entities. We will maintain or acquire minority ownership in selected healthcare delivery companies that complement our management services and financing activities. We will also invest in, acquire or partner with other companies that provide similar services in our markets.
In pursuit of this reorganization, we are divesting underperforming facilities and reducing or outsourcing administrative functions to better align cost structures and business volume.
Funding
We have sustained operating losses since our inception and had an accumulated deficit of approximately $95.5 million as of September 30, 2010, which has been funded primarily through the issuance of preferred stock and common stock, the issuance of promissory notes and cash generated from operations.
As of September 30, 2010 we had current liabilities of $10.3 million and current assets of $6.5 million.
Upon completion of the RHA Acquisition in October 2007, RHA assumed a bank obligation in the amount of $4.4 million (the “RHA Loan ”). With the completion of the SPMC acquisition by RHA in May 2008, we acquired SPMC bank obligations in the amount of $4.5 million. In December 2008, subsidiaries of RHA obtained three loans totaling an aggregate of $8.4 million, the proceeds of which were used for (i) the purchase of the real property and assets of the hospital operated by RHA in Stroud, Oklahoma for a consideration of $3.2 million pursuant to an existing option agreement; (ii) the repayment of the RHA Loan and (iii) the financing of capital expenditures, fees associated with the financings and working capital requirements (the “ 2008 Loans ”). The 2008 Loans carry amortization schedules of 16-years to 20-years and are guaranteed up to 80% by the U.S. Department of Agriculture Rural Development 80% Business & Industry Loan Guarantee program (“USDA ”). The completion of the 2008 Loans had the effect of reducing our current liabilities by $4.6 million.

Our recurring losses from operations and anticipated future losses raise substantial doubt about our ability to continue as a going concern. Our plan of operations, even if successful, may not result in cash flow sufficient to finance our business. Realization of our assets is dependent upon our continued operations, which in turn is dependent upon meeting financing requirements and the success of future operations.
Our ability to continue as a going concern is dependent on improving profitability and cash flow and securing additional financing. While we believe in the viability of our strategy to raise additional funds and that the actions presently being taken provide the opportunity to continue as a going concern, there can be no assurances to that effect. These financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.
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
In the Fiscal Year Ended September 30, 2010, we determined there was no impairment of Goodwill, however we recorded an impairment of $187,000 of the intangible assets of The Chandler Clinic arising from the sale of the operations on December 1, 2010. See Note 19, “Subsequent Events”, for a discussion of the sale of The Chandler Clinic. In the fiscal year ended September 30, 2009 (the “Fiscal Year Ended September 30, 2009”), we determined that an impairment of the goodwill previously recorded upon the acquisition of RHA had occurred. An impairment charge of $209,000 was recorded.
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
Accounting for Uncertainty in Income Taxes
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.
Functional Currency
Our functional currency is United States dollars.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) refers to expenses, gains and losses that under generally accepted accounting principles in the United States are included in comprehensive income (loss) but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income (loss) is composed of unrealized gains and losses on foreign currency translation adjustments.
Stock-Based Compensation
Effective February 1, 2006, we adopted the fair value recognition provisions of FASB ASC 718, “Accounting for Compensation Arrangements,” using the modified prospective application method. Our stock option plans are described in Note 14.

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
Recent Accounting Pronouncements
In December 2007, the FASB issued guidance on “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This guidance requires companies with non-controlling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The non-controlling interest’s portion of net income must also be clearly presented on the income statement. This is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2010. The adoption of the new rules did not have a material impact on our financial condition or results of operation.
In December 2007, the FASB issued updated guidance on business combinations. This guidance applies the acquisition method of accounting for business combinations where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. The updated guidance requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us in the first quarter of fiscal year 2010. The adoption did not have a material impact on our financial condition or results of operation.
In January 2010, new guidance was issued regarding improving disclosures about fair value measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross rather than net, basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective as of October 1, 2011, the remaining new disclosure requirements are effective as of October 1, 2010.
Fair Value of Financial Instruments
Carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Carrying value of notes payable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.
3. Net Income/(Loss) Allocable to Common Stockholders and Comprehensive Income/(Loss)
The following table is a calculation of net income or loss allocable to common stockholders (in thousands) and comprehensive loss:

	Fiscal	Fiscal
	Year Ended	Year Ended
	September 30, 2010	September 30, 2009

Net loss available to common stockholders	$(9,544)	$(10,368)
Other comprehensive (loss)/gain foreign currency translations	—	—
Comprehensive income/(loss)	$(9,544)	$(10,368)

Earnings/(Loss) Per Share
The amounts in the table below are in thousands except for per share amounts.

	Fiscal	Fiscal
	Year Ended	Year Ended
	September 30, 2010	September 30, 2009

Numerator for basic and diluted income/(loss) per share:
Net income/(loss)	$(9,544)	$(10,368)
Denominator for basic earnings/(loss) per share — weighted average shares	14,819,280	10,977,770
Basic	$(0. 64)	$(0.94)
Diluted	N/A	N/A
As we had a net loss for the Fiscal Years Ended September 30, 2010 and 2009, potential common shares outstanding are excluded from the computation of diluted net loss per share as their effect is anti-dilutive per standards prescribed in the ASC.
4. Accounts receivable
Accounts receivable consisted of the following:

	September 30,	September 30,
	2010	2009

Gross patient accounts receivable	$24,911	$18,470
Reserves for bad debt	(5,648)	(3,842)
Reserves for contractual allowances	(15,476)	(9,737)

Patient accounts receivable, net	$3,787	$4,891

5. Other current assets

	September 30,	September 30,
	2010	2009

Other current assets:
Deposits	$120	$120
Medical supplies	500	510
Other receivables	348	1,142

Total other assets	$968	$1,772

6. Property and equipment

	September 30,	September 30,
	2010	2009

Property and equipment:
Computer hardware	$79	$92
Furniture, fixtures and medical equipment	4,642	4,458
Land	1,029	834
Buildings	14,857	13,340
Construction in progress	—	124
Leasehold improvements	920	944
Accumulated depreciation	(3,970)	(2,759)

Property and equipment, net	$17,557	$17,033

The gross value of leased capital assets were $7,002,889 at September 30, 2010 and $608,704 at September 30, 2009 which are included in Property and Equipment on the Consolidated Balance Sheet. The accumulated amortization on leased capital assets was $665,960 and $113,012 at September 30, 2010 and September 30, 2009, respectively. Amortization of capital lease assets is recognized over the term of the lease on a straight line basis and included in depreciation expense.

7. Advance to Affiliated Entity
On April 28, 2006, we entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of our former directors. Under the terms of this agreement, we advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation (“Cross Shore ”), pursuant to a private placement of $112,000,008 of Cross Shore’s securities completed on April 24, 2006. The securities were listed on the Alternative Investment Market of the London Stock Exchange (the “AIM ”) and started trading on April 28, 2006 and ceased trading on the AIM on September 4, 2009. On August 29, 2007, Cross Shore completed an acquisition by way of a reverse merger with Research Pharmaceutical Services, Inc. (“RPS ”) and changed its name to RPS as part of the transaction. At September 30, 2007, CSA II, LLC held 167,420 common shares in RPS. In addition, for consideration of $239.38, we purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, we received a partial repayment of this advance in the amount of $60,654, leaving a balance of approximately $272,000 at January 31, 2007. On June 12, 2006, we were reimbursed $75,000, representing expenses associated with this advance. In October 2007, approximately $33,000 was reimbursed to us, leaving a balance outstanding of $239,000. Mr. Smith’s interests in RPS represent less than 2% of the issued and outstanding share capital of RPS as of the date of the completion of the reverse merger in August 2007. In light of the disruption in the overall economy at the time, the volatility in the financial markets and restrictions applicable to the sale of RPS common shares by CSA II, LLC, we recorded a charge of $71,635 as a reserve against the repayment of this advance during the Fiscal Year Ended September 30, 2009.
8. Bridge Financing
During the Fiscal Year Ended September 30, 2009, we entered into a bridge financing transaction (the “Bridge Financing ”) which was consummated in three separate closings. On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP Investments, LLC, a Michigan limited liability company (“SMP ”), in the principal amount of $500,000 and (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“ Ciabattoni ”), in the principal amount of $1,000,000 (collectively, the “Bridge Notes ”). SMP and Ciabattoni are each a “Bridge Lender ” and are collectively referred to herein as the “Bridge Lenders.”
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
The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Notes. As of September 30, 2010, none of the Bridge Lenders has effected such a conversion.
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

On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes ”), with various investors (the “Second Bridge Lenders ”).
Each Second Bridge Note originally became due and payable on December 3, 2009, unless the maturity date is extended pursuant to the terms of an extension option. The Second Bridge Notes include a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. As of September 30, 2010, none of the Second Bridge Lenders has effected such a conversion.
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
On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009, with Frank Darras, Trustee of the Darras Family Trust (“ Darras ”), in the principal amount of $100,000 (the “Darras Note ”); (ii) a convertible promissory note, dated as of March 31, 2009, with SFV, Inc., a California corporation (“SFV ”), in the principal amount of $50,000 (the “SFV Note ”) and (iii) a convertible promissory note, dated as of April 14, 2009, with NFS LLC/FMTC Rol IRA FBO Neal Katz (“Katz ”), in the principal amount of $50,000 (the “Katz Note ”) (each, a “ Third Bridge Note ” and collectively, the “Third Bridge Notes ”). Darras, SFV and Katz are each a “Third Bridge Lender ” and are collectively referred to herein as the “Third Bridge Lenders.”
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

The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note amounted to $291,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes the Darras Note, the SFV Note and the Katz Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the Fiscal Years ended September 30, 2010 and 2009 amounted to $522,000 and $952,000, respectively.
Sales of Unregistered Equity Securities
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
On May 21, 2010, we accepted warrant exercises in the amount of 60,000 shares (the “Warrant Exercise Shares ”) of Common Stock, for an aggregate purchase price of $30,000 from one investor. The Warrant Exercise Shares were issued pursuant to the exercise of a warrant to purchase shares of Common Stock at an exercise price of $0.50 per share, in connection with the private placement of our Series 5-A Preferred Stock and warrants to purchase Common Stock. The investor represented to us in writing that he is an “Accredited Investor,” as that term is defined in Rule 501(a) of Regulation D, promulgated under the Securities Act of 1933, as amended (the “Securities Act ”). The offers and sales of the Warrant Exercise Shares pursuant to the warrant exercises were exempt from the registration and prospectus delivery requirements of the Securities Act, by virtue of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.
9. Long-term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2010	September 30, 2009

Note payable, secured by equipment, $4,558 payable monthly, including interest equal to the Wall Street Journal Prime Rate, rate is currently 3.25%, through September 2011	$36	$89
8% Notes payable to prior shareholders for stock repurchases, five notes outstanding at September 30, 2010, maturity dates ranging from 2013 through 2017	220	260
Note payable, secured by equipment, $2,825 payable monthly, including 13.6% interest through April 2010	—	14
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,365	3,453
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2024	3,348	3,513
Note payable secured by real estate, $9,327 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	1,140	1,164

	September 30, 2010	September 30, 2009

Note payable, 5% interest payable quarterly, matures on or before December 11, 2011	1,500	1,500
Capitalized lease obligations — ten leases for buildings and medical equipment with imputed interest rates ranging from 4% to 17.2%, maturing at various dates through 2015	358	521
Note payable, secured by real estate, $36,736 payable monthly, including interest based on Wall Street Journal Prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures January 2030	4,628	—
Note payable, secured by equipment, $7,530 payable monthly, including 6.75% interest through June 15, 2013	223	298

Note payable, 10% interest, matures on or before April, 2013	2,200	1,416

Note payable, non-interest bearing purchase obligation, annual payments of $83,333, August 2011, $33,333, August 2012 and $33,334, August 2013	150	150
Notes payable, unsecured, 11.25% interest, matures September 2012 through June 2013	1,681	1,027
Note payable, secured by equipment, $1,567 payable monthly, including 6.75% interest through July 2013	48	64

Total	18,897	13,469
Less current maturities of long-term debt	(2,260)	(1,028)

Total long-term debt	$16,637	$12,441

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter:

Fiscal Year Ended September 30,	Payments

2011	$2,260
2012	3,027
2013	2,361
2014	561
2015	593
Thereafter	10,095

Total	$18,897

10. Non-controlling Interests
Non-controlling interests attributable to the equity interests in SPA, RHA, Del Mar and Point Loma not held by us and recorded during the Fiscal Years Ended September 30, 2010 and 2009 amounted to $681,000 and $177,000 respectively.
On December 11, 2008, we entered into a Membership Interest Purchase Agreement with RHA, pursuant to which RHA repurchased 49% of the issued and outstanding voting membership units of RHA for an aggregate purchase price of $1,800,000. In connection with the repurchase, RHA issued a promissory note and we entered into a limited guaranty agreement of RHA’s obligations under the promissory note.
During the Fiscal Year Ended September 30, 2009, we entered into a series of equity transactions at Del Mar, which resulted in an increase in non-controlling interests held in Del Mar. Non-controlling interests increased from 39% at September 30, 2008 to 65% at September 30, 2009 and 2010. However, we have a 3:2 voting majority on the board of managers, which gives us control of the management decisions of the center, and Del Mar is still subject to consolidation.
During the Fiscal Year Ended September 30, 2010, SPMC, our indirect wholly-owned subsidiary, entered into a sale/leaseback transaction pursuant to a purchase agreement, whereby SPMC sold certain property to SPA. The purchase price for the sale/leaseback transaction was paid to SPMC as follows: (i) $1,500,000 was paid in the form of a promissory note, dated January 13, 2010, and (ii) $4,500,000 was paid in cash at the closing. Our wholly-owned subsidiary, First Physicians Realty Group, LLC, an Oklahoma limited liability company, owns 50% of SPA, and Capital Investors of Oklahoma, LLC, an Oklahoma limited liability company, owns 50% of SPA. First Physicians Realty Group, LLC has control of SPA and is therefore consolidated into First Physicians Capital Group, Inc.

11. Warrants
Outstanding exercisable warrants consisted of the following as of September 30, 2010:

	Remaining	Exercise
Description	Life	Price	Warrants
September 30, 2007 Preferred Stock Series 5-A warrants issued to investor	1.8 years	$0.45	50,000
September 30, 2008 warrants issued in connection with notes payable	1 month	0.31	1,980,000
September 30, 2008 warrants issued in connection with notes payable	1 month	0.50	1,237,500
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	2.5 years	0.50	436,250

February 6, 2009 warrants issued in connection with notes payable	1.4 years	0.50	1,125,000

February 6, 2009 warrants issued in connection with notes payable	1.4 years	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	1.4 years	0.50	375,000
March 3, 2009 warrants issued in connection with notes payable	1.4 years	0.75	250,000
March 16, 2009 warrants issued to advisory board	1.5 years	0.63	83,334

March 31, 2009 warrants issued in connection with notes payable	1.5 years	0.50	112,500

March 31, 2009 warrants issued in connection with notes payable	1.5 years	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	1.5 years	0.50	37,500
April 14, 2009 warrants issued in connection with notes payable	1.5 years	0.75	25,000

June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	8 months	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	1.7 years	0.63	150,000
October 19, 2009 Preferred Stock Series 5-A warrants issued to investor	1.0 years	0.50	25,800
October 19, 2009 Preferred Stock Series 6-A warrants issued to investor	1.0 years	0.50	4,200
November 6, 2009 warrants issued in connection with notes payable	1.3 years	0.50	375,000
November 6, 2009 warrants issued in connection with notes payable	1.3 years	0.75	250,000
December 3, 2009 warrants issued in connection with notes payable	1.4 years	0.50	125,000
December 3, 2009 warrants issued in connection with notes payable	1.4 years	0.75	83,331
December 2, 2009 warrants issued in connection with issuance of common stock	1.2 years	0.50	60,000
December 14, 2009 Preferred Stock Series 6-A warrants issued to investor	1.2 years	0.50	3,600
December 31, 2009 warrants issued in connection with notes payable	1.5 years	0.50	37,500
December 31, 2009 warrants issued in connection with notes payable	1.5 years	0.75	24,999

January 14, 2010 warrants issued in connection with notes payable	1.3 years	0.50	12,500

January 14, 2010 warrants issued in connection with notes payable	1.3 years	0.75	8,333

			7,907,347

Warrants Issued Pursuant to the Sale and Issuance of Series 5-A Convertible Preferred Stock
During the Fiscal Year Ended September 30, 2008, pursuant to the issuance of 6,085 shares of 5-A Preferred, we issued warrants to purchase an aggregate of 3,651,000 shares of Common Stock to a group of investors. Each investor represented to us in writing that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. These warrants had an exercise price of $0.50 per share and have expired as of the Fiscal Year ended September 30, 2010. Management is in discussion with the holders of these 5-A Preferred shares about extending the expiration date of the Common Stock warrants (See Footnote 17, “Subsequent Events”).
Warrants Issued Pursuant to the Sale and Issuance of Series 6-A Convertible Preferred Stock
During the Fiscal Year Ended September 30, 2008, pursuant to the sale and issuance of 4,607 shares of 6-A Preferred, we issued warrants to purchase an aggregate of 2,764,200 shares of Common Stock to a group of investors. Each investor represented to us in writing that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. These warrants had an exercise price of $0.50 per share and have expired as of the Fiscal Year ended September 30, 2010. Management is in discussion with the holders of these 6-A Preferred shares about extending the expiration date of the Common Stock warrants (See Footnote 17, “Subsequent Events”).
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
During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 125,000 shares of our Common Stock to individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 152% volatility, $0.50 share price, risk-free interest rates of 1.39% and an exercise price of $0.625. The warrants had a calculated value of $50,000, recognized over the two-year vesting period. As of September 30, 2010, all of these warrants remained outstanding.
During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 150,000 shares of our Common Stock to a member of the newly created Medical Advisory Board. These warrants were issued with Black Scholes assumptions of 152% volatility, $0.52 share price, risk-free interest rates of 2.0% and an exercise price of $0.625. The warrants had a calculated value of $62,000, recognized over the one-year vesting period. As of September 30, 2010, all of these warrants remain outstanding.
Other Warrant Issuances
In connection with the sale and issuance of promissory notes to finance the purchase of RHA on October 29, 2007 during the Fiscal Year Ended September 30, 2008, we issued two groups of warrants to the purchasers of these promissory notes (the “Holders ”). The first group of warrants, a certain number of which were issued to each of the Holders, allows the Holders to purchase up to an aggregate of 1,980,000 shares of our Common Stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.29 share price, risk-free interest rates of 3.13% and exercise price of $0.3125. The warrants had a calculated value of $203,648, recognized over the vesting period. The second group of warrants, a certain number of which were issued to each of the Holders, allows the Holders to purchase up to an aggregate of 1,237,500 shares of our Common Stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.29 share price, risk-free interest rates of 3.13% and exercise price of $0.50. The warrants had a calculated value of $76,000, to be recognized over the vesting period. Each of the Holders represented to us in writing that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. As of September 30, 2010, all of these warrants remained outstanding.

During the Fiscal Year Ended September 30, 2008, we issued warrants to purchase 397,250 shares of our Common Stock to Waveland Capital, LLC in connection with their service as placement agent in the private placement of shares of our 5-A Preferred and 6-A Preferred sold and issued during the Fiscal Year Ended September 30, 2008. These warrants are exercisable for a period of 5 years at an exercise price of $0.50 per share. Waveland Capital, LLC represented to us in writing that it is an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. As of September 30, 2010, all of these warrants remained outstanding. The warrants had a calculated value of $123,000, netted against the proceeds of the above-described private placement.

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Warrants outstanding at beginning of the period	14,459,635	11,965,635	$0.49	$0.46

Issued	1,010,263	3,235,000	$0.59	$0.60
Exercised	(1,105,685)	(525,000)	$0.46	$0.50
Cancelled or expired	(6,415,200)	(216,000)	$0.50	$0.48

Warrants outstanding at end of the period	7,949,013	14,459,635	$0.51	$0.49

12. Commitments and Contingencies
We lease our operating facilities under non-cancelable operating leases that expire at various dates through 2030. We also lease certain equipment under capital leases. Rent expense was $1.7 million in the Fiscal Year Ended September 30, 2010 and $1.6 million in the Fiscal Year Ended September 30, 2009.
Future minimum lease obligations at September 30, 2010 for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows:

	Operating	Capital Lease
Year Ending September 30,	Leases	Obligations	Total

2011	$1,328	$192	$1,520
2012	1,273	123	1,396
2013	789	58	847
2014	436	9	445
2015	324	7	331
2016 and thereafter	75	—	75

	$4,225	$389	$4,614

We have other contractual obligations that consist primarily of obligations to purchase goods or services that are enforceable and legally binding on us. These obligations specify all significant terms and are not cancelable without a penalty. Our obligations primarily relate to software licensing, clinical coding, medical waste removal, equipment maintenance and linen service (see Disclosure of Contractual Obligations in Item 7 of this Form 10-K).
13. Preferred Stock
Non-Redeemable Preferred Stock and Redeemable Preferred Stock
Effective February 24, 2000, we authorized 5,000,000 shares of preferred stock. The preferred stock is divided into several series. The Series 1-A Convertible Preferred Stock consists of 2,802,000 shares, the Series 2-A Convertible Preferred Stock consists of 1,672,328 shares, the Series 3-A Convertible Preferred Stock consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, the 5-A Preferred consists of 9,000 shares and the 6-A Preferred consists of 5,000 shares. Following completion of the sale of our BPO operations in Asia, no Series 3-A Preferred Stock or Series 4-A Preferred Stock remained outstanding and no shares of Series 3-A Preferred Stock or Series 4-A Preferred Stock were subsequently issued. During the Fiscal Year Ended September 30, 2008, we began issuing preferred stock designated as 6-A Preferred. Series 1-A Convertible Preferred Stock, Series 2-A Convertible Preferred Stock, 5-A Preferred and Series 6-A Preferred Stock outstanding as of end of the Fiscal Year Ended September 30, 2010 and the Fiscal Year Ended September 30, 2009 is described below.

Series 1-A Convertible Preferred Stock
As of the end of the Fiscal Years Ended September 30, 2010 and 2009, we had 67,600 and 67,600 respectively, shares of Series 1-A Convertible Preferred Stock outstanding with an aggregate liquidation value of $167,000 and $169,000 respectively. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Convertible Preferred Stock and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Convertible Preferred Stock, shall be automatically converted into shares of Common Stock at the then-effective conversion price, immediately upon closing of a public offering of our Common Stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Convertible Preferred Stock. The holder of each share of Series 1-A Convertible Preferred Stock has the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the Series 1-A Convertible Preferred Stock. Holders of the Series 1-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by our Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 1-A Convertible Preferred Stock, these shares are subject to stated Series 1-A Convertible Preferred Stock conversion price adjustments. There are currently three holders of Series 1-A Convertible Preferred Stock.
Series 2-A Convertible Preferred Stock
As of the end of the Fiscal Years Ended September 30, 2010 and 2009, we had 3,900 and 3,900 shares of Series 2-A Convertible Preferred Stock outstanding with an aggregate liquidation value of $24,000 and $25,000 respectively. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Convertible Preferred Stock and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Convertible Preferred Stock, shall be automatically converted into shares of Common Stock at the then-effective conversion price, immediately upon closing of a public offering of our Common Stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Convertible Preferred Stock. The holder of each share of Series 2-A Convertible Preferred Stock has the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the Series 2-A Convertible Preferred Stock. Holders of the Series 2-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by our Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 2-A Convertible Preferred Stock, these shares are subject to stated Series 2-A Convertible Preferred Stock conversion price adjustments. There is currently one holder of Series 2-A Convertible Preferred Stock.
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

Shares of 5-A Preferred Stock are subject to redemption at our option or if required by a majority of the outstanding 5-A Preferred shares after certain events have occurred (“Triggering Events”). Triggering Events include our failure to honor a properly tendered request for conversion and if our Common Stock is not eligible for quotation on certain public stock exchanges including the OTC Bulletin Board and the Nasdaq Small Cap Market. No Triggering Event has occurred as of September 30, 2010.
As of September 30, 2010 and September 30, 2009, there were 9,000 and 8,987 shares respectively of 5-A Preferred outstanding, convertible into 28,800,000 and 28,758,400 common shares respectively with an aggregate liquidation value of $9.01 million and $9.00 million respectively and an aggregate redemption value of $9.4 million and $9.4 million respectively. There are currently 64 holders of 5-A Preferred.
Series 6-A Convertible Preferred Stock
On March 31, 2008, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement (the “6-A Purchase Agreement ”), pursuant to which we issued and sold 3,585 shares of newly created class of convertible preferred stock, known as the 6-A Preferred and warrants to purchase an aggregate of 2,151,000 shares of Common Stock to a group of investors. Net proceeds from the issuance totaled $3.3 million. As of September 30, 2010, all of the warrants from the March 31, 2008 issuance have expired.
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
Shares of 6-A Preferred Stock are subject to redemption at our option or if required by a majority of the outstanding 6-A Preferred shares after certain events have occurred (“Triggering Events”). Triggering Events include our failure to honor a properly tendered request for conversion and if our Common Stock is not eligible for quotation on certain public stock exchanges including the OTC Bulletin Board and the Nasdaq Small Cap Market. No Triggering Event has occurred as of September 30, 2010.
As of September 30, 2010, there were 4,875 shares of 6-A Preferred outstanding, convertible into 15,600,000 common shares with an aggregate liquidation value of $4.9 million and an aggregate redemption value of $5.3 million. As of September 30, 2009, there were 4,957 shares of 6-A Preferred outstanding, convertible into 15,862,400 common shares with an aggregate liquidation value of $5.0 million and an aggregate redemption value of $5.9 million. There are currently 41 holders of 6-A Preferred.
Series B Preferred Stock issued by subsidiary
As noted above, on December 2, 2005, through newly created indirect subsidiaries, we entered into two Surgical Center Acquisition Agreements to acquire from Surgical Ventures, Inc., a California corporation, a controlling interest in the San Diego ambulatory surgical centers. These acquisitions were completed on November 16, 2006.
This preferred stock is exchangeable into shares of our Common Stock under certain terms and conditions, at $2.00 per common share. Additionally, this preferred stock became redeemable at the option of the holder under certain terms and conditions, by notice to the subsidiaries, as of March 2009. At September 30, 2008, the total shares of Series B Preferred Stock outstanding was 19,990 shares. During the Fiscal Year Ended September 30, 2009, the Series B Preferred Stock was exchanged for 2,384,250 shares of our Common Stock. Accordingly, there are no Series B shares outstanding at September 30, 2010 or 2009.

Related Party Interests in Preferred Stock
Our executive officers and affiliates held no shares of either Series 1-A Convertible Preferred Stock or Series 2-A Convertible Preferred Stock as of September 30, 2010 and September 30, 2009. They held 2,373 shares of 5-A Preferred and 1,643 shares of 6-A Preferred as of September 30, 2010. They held 2,360 shares of 5-A Preferred and 1,600 shares of 6-A Preferred as of September 30, 2009.
14. Stock Options
Stock-Based Compensation
Options to purchase 650,000 and 1,839,390 shares of our Common Stock were granted in the Fiscal Years Ended September 30, 2010, and 2009 respectively. The weighted average fair value of stock options granted during the Fiscal Years Ended September 30, 2010 and 2009 were $0.49 and $0.63, respectively. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Fiscal	Fiscal
	Year Ended	Year Ended
	Sep. 30, 2010	Sep. 30, 2009

Dividend yield	0.0%	0.0%
Expected volatility	163%	161%
Risk-free rate of return	2.4%	1.7%
Expected life (years)	4.75	3.6
Stock Option Plans
In July 2000, our Board of Directors approved a stock option plan (the “2000 Plan”). Our stockholders have not approved the 2000 Plan. The 2000 Plan authorizes the grant of incentive stock options and non-statutory stock options covering an aggregate of 39,750 shares of Common Stock, as adjusted for our November 2002 reverse stock split (subject to limitations of applicable laws and adjustment in the event of stock dividends, stock splits, reverse stock splits and certain other corporate events). The 2000 Plan expires on July 6, 2010, unless it is terminated earlier or suspended by the Board of Directors. The 2000 Plan is not subject to any provisions of the Employee Retirement Income Security Act of 1974. As of each of September 30, 2009 and September 30, 2008 options to purchase an aggregate of 27,171 shares of Common Stock were outstanding under the 2000 Plan, with a weighted average exercise price of $15.25. We do not intend to issue any further options under the 2000 Plan or warrants to purchase stock to additional individuals or vendors as compensation for services rendered. This plan was allowed to expire.
In 2001, our Board of Directors approved the 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”). Stockholders at the 2001 Annual Meeting approved the 2001 Plan in November 2001. The maximum number of shares of Common Stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of Common Stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event can the maximum number of shares of Common Stock which may be issued under this plan as incentive stock options exceed 20,000,000. As of September 30, 2010 and 2009, based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 16,108,800 and 16,750,800 respectively. Options are generally granted for a term of ten years and generally vest over periods ranging from one to three years. We have granted various non-qualified stock options to key executives, management and other employees at exercise prices equal to or below the market price at the date of grant.
On November 10, 2008, in connection with the appointment of Thomas Rice as President and Chief Operating Officer of RHA, we entered into an Option Grant Agreement, under which we granted to Mr. Rice an incentive stock option to purchase up to 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on November 10, 2015. Mr. Rice’s option to purchase Common Stock shall vest incrementally on the following vesting schedule: (1) 125,000 shares vested immediately on November 10, 2008; (2) 125,000 shares vested on November 10, 2009; and (3) 250,000 shares shall vest on November 10, 2010. For the Fiscal Years Ended September 30, 2010 and 2009, the amortization recognized was $57,000 and $86,000 respectively.
On April 22, 2009, pursuant to the terms of our 2001 Plan, we granted options (the “2009 Employee Options ”) to employees of our indirect wholly-owned subsidiary, RHA (the “2009 Employee Optionees ”), to purchase an aggregate of 1,319,390 shares of Common Stock in variable individual amounts. Pursuant to the terms of the Option Grant Agreements, and subject to the terms of the 2001 Plan, the shares underlying the 2009 Employee Options vest according to the following schedule: (1) one-quarter vested immediately upon the date of issuance, (2) an additional one-quarter of the 2009 Employee Option Shares vest upon the passing of the one year anniversary of the date of issuance and (3) the remaining one-half of the 2009 Employee Option Shares vest upon the second anniversary of the date of issuance. The 2009 Employee Options were issued at an exercise price of $0.625 per share and are exercisable by the 2009 Employee Optionees with respect to all or any of the vested 2009 Employee Option Shares until April 22, 2016, subject to the terms and conditions of the 2001 Plan and the related Option Grant Agreements. For the Fiscal Years Ended September 30,2010 and 2009, the amortization recognized was $146,000 and $201,000 respectively.

On May 27, 2009, in connection with the employment of David Jamin as the administrator of RHA Stroud, LLC, we entered into an Option Grant Agreement, under which we granted to Mr. Jamin an incentive stock option to purchase up to 20,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on Mary 27, 2016. Mr. Jamin’s option to purchase Common Stock shall vest incrementally on the following vesting schedule: (1) 6,667 shares vest on May 27, 2010, (2) 6,667 shares vest on May 27, 2011 and (3) 6,666 shares shall vest on May 27, 2012. For the Fiscal Years Ended September 30, 2010 and 2009, the amortization recognized was $0 and $2,000, respectively. As of September 30, 2010, 20,000 shares had expired effective with Mr. Jamin’s termination.
On December 29, 2009, in connection with Dan Chen’s employment agreement, we entered into an option grant agreement with Mr. Chen effective as of December 29, 2009, under which we granted to Mr. Chen an incentive stock option to purchase up to 500,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on December 29, 2016. Mr. Chen’s option to purchase Common Stock vests incrementally on the following vesting schedule: (1) the option to purchase up to 100,000 shares vested immediately on December 29, 2009; (2) an option to purchase up to 100,000 shares vest incrementally on each anniversary date of the date of grant thereafter (with the final options vesting on the fourth anniversary date of the date of grant). The amortization recognized in connection with this option for the Fiscal Year Ended September 30, 2010 was $80,000.
On June 14, 2010, in connection with Sean Kirrane’s employment agreement, we entered into an option grant agreement with Mr. Kirrane effective as of June 14, 2010, under which we granted to Mr. Kirrane an incentive stock option to purchase up to 150,000 shares of Common Stock, at an exercise price of $0.625 per share, which option shall expire on June 14, 2017. Mr. Kirrane’s option to purchase Common Stock vests incrementally on the following vesting schedule: (1) the option to purchase up to 30,000 shares vested immediately on June 14, 2010; (2) an option to purchase up to 30,000 shares vest incrementally on each anniversary date of the date of grant thereafter (with the final options vesting on the fourth anniversary date of the date of grant). The amortization recognized in connection with this option for the Fiscal Year Ended September 30, 2010 was $23,000.
The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Options outstanding at beginning of the period	8,249,002	7,333,750	$0.59	$0.59
Granted
— at above fair market value	650,000	1,839,390	0.63	0.63
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	$—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(239,920)	(924,138)	0.65	0.40

Options outstanding at end of the period	8,659,082	8,249,002	$0.62	$0.62

Options vested/exercisable at end of the period	3,689,541	2,037,613	$0.60	$0.59

The following summarizes information for stock options outstanding as of September 30, 2010:

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life

$0.40	360,000	$0.40	5.1
$0.63	8,299,082	$0.63	5.0

The intrinsic value of options that have an exercise price below the market price at September 30, 2010 is $72,000. As of September 30, 2010, there was $2,402,000 in unrecognized compensation cost related to outstanding options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average of 2.4 years.
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
16. Income Taxes
Rate reconciliation:

	September 30,	September 30,
	2010	2009

Statutory federal income tax rate	$(3,244,828)	$(3,525,140)
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	(213,135)	(149,804)
Permanent differences	433,054	563,375
Change in valuation allowance	4,133,647	3,068,472
Other	(1,108,738)	43,097

Income tax provision	$—	$—

The deferred tax assets and liabilities were comprised of the following (in thousands):

	September 30,	September 30,
	2010	2009

Deferred tax assets:
— Net operating loss carry forward	$18,049	$17,519
— Accounts receivable reserves	5,839	4,238
— Deferred gain	647	—
— Accrued expenses	192	219
— Goodwill	70	75

Gross deferred tax assets	24,797	22,051
Deferred tax liabilities:
— Fixed assets	$(114)	$(1,811)
— Cash to accrual	(1,963)	(1,653)

Gross deferred tax liabilities	(2,077)	(3,464)
Net deferred tax assets	$22,720	$18,587
Valuation allowance	22,720	18,587

	$—	$—

The valuation allowance at September 30, 2010, principally applies to federal tax loss carry-forwards that, in the opinion of the management, are more likely than not to expire before we can use them.
As of September 30, 2010, we had net operating loss carry-forwards of approximately $48.7 million, available to offset future regular, alternative minimum and foreign taxable income, if any. Change of ownership of more than 50% occurred on June 22, 2001 and according to applicable U.S. tax laws, losses that occurred before that date are limited to $0.3 million per year for up to 20 years, totaling approximately $6.5 million. The loss carryovers will expire between 2011 and 2029. Changes in our ownership may lead to further restrictions in respect of the availability and use of these tax losses.

FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements.
17. Subsequent Events
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 31, 2011, the date on which the financial statements became available to be issued. The Company noted the following items for disclosure.
Reorganization of Operations:
As disclosed in an August 10, 2010 press release, the Company, as part of its strategic growth plan entered into various Letters of Intent to acquire new operations with new capital and divest other existing operations that no longer fit its strategic profile moving forward or no longer provided any attractive return on capital or was creating a significant drag on operational performance and company liquidity.
The poorly performing units at the Company have put liquidity pressure on the better performing facilities. The Company was not able to grow into its cost structure in Oklahoma. Consequently, we are eliminating poorly performing facilities and the related infrastructure necessary to support them specifically as it relates to our Oklahoma facilities.
An inability to complete our re-organization would have necessitated a mandatory capital infusion to sustain our operations in Fiscal 2011. Management intends to continue to prune its balance sheet in fiscal 2011 and expand its capital base as appropriate or necessary for operations and/or its transaction needs.
Operational Changes:
Additionally, the Company had carried a fully staffed administrative and back office operation in Oklahoma City, OK that no longer fit the long term needs of the Company. An outsourced solution, joint venture solution or working with eventual merger partner’s larger back office solution provided a more attractive and more flexible approach for the Company moving into the 2011 fiscal operating year. Management also believes that the potential merger partners and transactions it has been pursuing provide a better and more efficient back office solution than what the Company currently has in place.
Proposed Corporate Structure Changes:
The Company has continued to work with its bank lenders to effect a separation of its operations from its real estate assets to provide more access to less expensive capital related to its accounts receivable, equipment and its real estate. The Company has received various indications of interest to provide financing once this separation has been completed. The Company previously discussed this desire during the recently completed fiscal year 2010. There is no guarantee the Company will complete these financing opportunities, Management believes they are available if needed once the Company restructures its operations.
Contemplated and Completed Asset Sales:
The Company is a more attractive merger partner with the completion of the transactions described below in Management’s opinion. Management also believes that it would not be prudent to continue to carry the non-core operations as they created a significant negative financial drag on the Company including creating pressure on operating liquidity and vendor relationships.
Transactions:
Management pursued offers and interest from various parties to divest itself of the following non-core business lines as part of a one-time reorganization of its operations and administrative offices:
•	The Chandler Clinic

•	Johnson Memorial Hospital in Tishomingo OK

•	Southern Plains Medical Clinic

Chandler-Sale
In December 2010, Southern Plains Medical Group LLC successfully sold its Chandler Clinic to the physician group that it was originally purchased from. The Company has no further obligations or interests in this facility. The buyer assumed the liabilities and leases related to this facility in the transaction. The company did not receive any consideration at closing.
Johnson Memorial Hospital in Tishomingo OK-Sale
In January 2011, Southern Plains Medical Group LLC signed an agreement related to Johnson Memorial Hospital in Tishomingo OK to sell the hospital operations to one group and the real estate and equipment to another group. As part of the transaction, the USDA mortgage debt related to the facility was retired in the amount of $1.14 million. The transaction structure includes an escrow agreement related to transaction related representations, warranties and indemnities which will remain in place for a period of time and restrict the Company’s access to approximately $500,000 in net sale proceeds after bank debt repayment. The gross proceeds in the transaction was $1.687 million in cash plus retention of net accounts receivable of approximately $275,000. As part of the Tishomingo sale, the Company expects to transition a significant portion of its back office operation in cooperation with the new owner. The Company may continue this co-back office arrangement for a period of time or indefinitely or it may opt to completely outsource these functions. The company does expect a wind-down of its corporate back office and revenue cycle management operations in Oklahoma City in fiscal 2011 in favor of another solution.
Southern Plains Medical Clinic — LOI
The Company has entered into a Letter of Intent to sell the Southern Plains Medical Clinic to a consortium of local healthcare services providers in Oklahoma. The contemplated transaction is a sale of the stock of SPMC including the related real estate held in our First Physicians Realty Group. The transaction would also transfer any and all debt related to SPMC that the Company holds to the buyer which at present is approximately $4.7 million plus related operating liabilities and accrued expenses as the parties deem appropriate. While there are no guarantees the transaction will be consummated as currently contemplated, the Company believes it should close during the first calendar quarter of 2011.
Other Operating Facilities in Oklahoma
While the Company has signed LOI’s with potential buyers for its other facilities in Oklahoma there is no guarantee that those transactions will be completed. The Company continues to receive both solicited and un-solicited proposals from time to time to sell, joint-venture, partner or combinations of approaches. The Company is always open to transactions that make good business sense relative to its strategic plan, provide an appropriate buyer or partners for the community the facility is located and creates a good opportunity for the employees working at those facilities.
Acquisitions, Mergers and Growth Initiatives:
The Company has continued its dialogues with the businesses in its transaction pipeline. Additionally, the Company met with bank lenders and other capital providers to the extent funding would be required for these transactions. These transactions may or may not be completed. These transactions may or may not result in a change in control of the Company.
Other:
Local Management Changes in Oklahoma:
On February 14, 2011, Tom Rice’s employment as President and Chief Operating Officer at Southern Plains Medical Group was terminated by mutual agreement. While Mr. Rice had an employment agreement and severance agreement, by mutual consent he accepted 3 months severance plus vesting of his stock options per the Company stock option plan terms. His resulting severance payments will begin once certain asset sales and the reorganization of the Oklahoma operations are completed.
Certain Common Stock Warrants
Management has been in discussions with the holders of certain common stock warrants as they related to Series 5A and 6A preferred and certain advisory board warrants and bridge loan warrants that expired during Fiscal 2010 for any number of reasons to extend those warrants. The number of warrants involved is approximately 6,415,200. Management expects to document the changes if any, during the first calendar quarter of 2011.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A(T).	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Principal Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2010. Based on such evaluation, such executive officers have concluded that, as of September 30, 2010, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us, including our consolidated subsidiaries, required to be included in our reports filed or submitted under the Exchange Act. Our Chief Executive Officer and Principal Accounting Officer also concluded that the controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive and financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(e). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” were used to make this assessment. Management believes that our internal control over financial reporting as of September 30, 2010 is effective based on those criteria.
This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rule 404b of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B.	OTHER INFORMATION
None.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF
The following table sets forth the names, ages and certain information regarding each of our current directors and executive officers. There are no family relationships among our directors or executive officers.

Name	Age	Position

David Hirschhorn	49	Chairman and Director Chief Executive Officer
Sean Kirrane	33	VP Finance and Principal Accounting Officer
Todd Parker (1)	47	Director
Robert N. Schwartz, PhD.(2)	71	Director
Richardson E. Sells(2)	64	Director
William Houlihan(1)	55	Director
Thomas Rice	64	President and Chief Operating Officer of RHA

(1)	Member of the Audit Committee.

(2)	Member of the Audit Committee and Compensation Committee.

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
Donald C. Parkerson. Mr. Parkerson served as our Chief Financial Officer, until his resignation on August 23, 2010. Mr. Parkerson has been a partner in the Nashville practice of Tatum, LLC since March of 2008 and he currently still holds this position. His 34-year career in the healthcare industry includes serving as the Vice President of Accounting and Corporate Controller of public companies in the healthcare segment and 25 years as audit and technology consulting partner in a public accounting firm serving clients in healthcare, telecommunications, distribution and a number of other industries. Between November 2007 and February 2008, Mr. Parkerson was searching for a suitable employment opportunity consistent with his years of experience and educational background. From July 2007 to October 2007, he worked as Senior Vice President, Corporate Controller, of Surgical Care Affiliates, LLC. From May 2004 to June 2007, he served as Senior Vice President, Surgery Division Controller, of HealthSouth Corporation. Prior to that, he was a partner at the accounting firm of Young, Parkerson & Co., LLP. Mr. Parkerson graduated with a degree in accounting from Delta State University.
Sean Kirrane. On August 23, 2010 Mr, Kirrane, who has served as the Company’s Vice President of Finance and Controller since June 14, 2010, was appointed to serve as the Company’s Principal Accounting Officer following Mr. Parkerson’s departure. Mr. Kirrane brings over 10 years of experience in senior finance and accounting roles for large publicly traded companies, including large financial services and insurance firms. From September 2007 to March 2010, Mr. Kirrane served as Assistant Vice President, Head of Global Treasury for Endurance Specialty Holdings, Ltd., where he designed, implemented, staffed and managed global treasury functions for the property and casualty insurer. From March 2004 to March 2007, Mr. Kirrane served in various finance and investment roles at New York Mortgage Trust, Inc. (“New York Mortgage”), where he was responsible for treasury, budgeting & forecasting, debt management and covenant compliance activities. He assisted New York Mortgage through a successful IPO in June 2004 and was eventually appointed Vice President and Treasurer in 2005. From January 2000 to March 2004, Mr. Kirrane held various positions in the accounting and treasury departments of Hudson United Bancorp. (“Hudson United”), including Assistant Vice President, Investment Officer and Treasury Cash Manager. In his positions at Hudson United, he was responsible for managing treasury operations and the derivatives and traded fixed income portfolio. Mr. Kirrane received a B.S. in Finance in 2000 from St. Joseph’s University in Philadelphia, PA and is a candidate for the Chartered Financial Analyst designation.
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
Thomas Rice. Mr. Rice serves as President and Chief Operating Officer of RHA, through an indirect subsidiary of ours. From 2000 to 2008, Mr. Rice served as Vice President of Healthcare Partners Investments, a partnership based in Oklahoma City, which owns and manages two hospitals, one surgery center, three sleep study centers, three outpatient physical therapy clinics and two imaging centers. From 1995-2000, Mr. Rice served as President of Integris Baptist Medical Center and Integris Southwest Medical Center, two large medical centers operating in Oklahoma City, where he grew revenue by 32% to over $450 million in a difficult reimbursement environment. Prior to that, Mr. Rice was President and CEO of Southwest Medical Center in Oklahoma City, which he led into a successful merger with Integris Health. Previously, Mr. Rice was Senior Vice President of St. David’s Healthcare System in Austin, Texas and administrator of various medical facilities in cities around the United States. Mr. Rice is a graduate of Lamar University and has a Masters Degree in Health Administration from Duke University. He has been certified as a Fellow in the American College of Healthcare Executives.
Board Meetings and Committees
The Board of Directors did not meet during the fiscal year ended September 30, 2010. It did however take action by unanimous written consent on eleven (11) occasions. During the Fiscal Year Ended September 20, 2010, our board decided to transition to monthly and twice-monthly board and committee calls (that included all board members and minimally 4 out of 5 board members) given the volume of transactions, financings and operationally changes being undertaken and contemplated by the company. This approach proved more efficient and obtained more input and leverage from the board and more timely dialog given the sheer volume of project and negotiations in process simultaneously. As the first large phase of the Company’s reorganization is nearing completion the board expects to resume is normal quarterly meeting schedule with monthly interim board calls.
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
Compensation of Directors
Mr. Hirschhorn is the only director also serving as a full-time employee of ours as of September 30, 2010. He receives no additional compensation for serving as a director. With respect to non-employee, independent directors, our philosophy is to provide competitive compensation necessary to attract and retain qualified non-employee, independent directors.
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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the Fiscal Year Ended September 30, 2010, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the Fiscal Year Ended September 30, 2010, was a director, officer or beneficial owner of more than 10% of our Common Stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the Fiscal Year Ended September 30, 2010:

Number of
		Transactions Not	Known Failures
	Number of Late	Reported On a	To File a
Name	Reports	Timely Basis	Required Form
	(#)	(#)

None	0	0	0
Code of Ethics
On April 22, 2008, we adopted a Corporate Code of Business Conduct and Ethics for Directors, executive officers and Employees (the “Code of Ethics ”). The Code of Ethics applies to the Board, the Chief Executive Officer, the President, the Chief Operations Officer (should one be appointed), the Chief Financial Officer, each financial or accounting officer at the level of the principal accounting officer or controller and all other Section 16 reporting executive officers and all of our employees. A copy of the Code of Ethics is attached as an exhibit to the Form 10-K for the Fiscal Year Ended September 30, 2008.

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
Upon recommendation of the Compensation Committee, the Board of Directors is responsible for making all decisions with respect to the compensation of the Chief Executive Officer and the Chief Financial Officer. In the first quarter of each the fiscal year, the Compensation Committee reviews base salaries, determines payout amounts for annual cash incentives and reviews long-term equity for the Chief Executive Officer and the Chief Financial Officer. In the first quarter of the Fiscal Year Ended September 30, 2010, the Compensation Committee met as needed to consider specific contracts of executive officers, as revised from time to time, including a meeting to discuss David Hirschhorn’s employment agreement. Upon recommendation from the Compensation Committee, the Board of Directors reviews and establishes performance metrics for the current year’s annual incentive plan.
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
Compensation of Executive Officers
Mr. Hirschhorn joined us as Co-Chief Executive Officer and Co-Chief Financial Officer in July 2005, during a period when we were discontinuing active operations and entering a new industry. In order to attract Mr. Hirschhorn, we negotiated a compensation package with Mr. Hirschhorn that provided increasing annual salaries as we grow and other incentives that align his interests with those of our stockholders. Mr. Hirschhorn entered into an initial employment agreement, effective July 18, 2005, in which he received annual base salaries for the years ending July 18, 2006, 2007 and 2008, of $204,000, $240,000 and $360,000, respectively, and was eligible for an annual target incentive bonus of up to 300% of the applicable base salary. This bonus was payable upon achievement of certain performance targets set by the Board of Directors. Under his employment agreement, Mr. Hirschhorn was guaranteed annual incentive bonuses of $50,000, $75,000 and $100,000. Mr. Hirschhorn was also issued no less than 50,000 vested shares of our restricted Common Stock annually beginning with the second year of his employment agreement. At the time of his hire, Mr. Hirschhorn was also issued 1,250,000 restricted shares of our Common Stock. The cash components of Mr. Hirschhorn’s compensation package were intentionally set below market with performance incentives that would compensate him as we grew. The combination of Mr. Hirschhorn’s compensation structure and the equity awards granted to him at the time of his hire created a heavy weighting on long-term incentives. Mr. Hirschhorn entered into a second employment agreement, effective July 1, 2008, in which he will receive annual base salaries for the years ending July 1, 2009, 2010, 2011, 2012 and 2013 of $480,000, $540,000, $600,000, $630,000 and $661,500, respectively, and he is eligible for an annual incentive bonus as determined by the Compensation Committee of an amount not exceeding three times the base salary or 10% of our EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn has also received options to purchase up to 6,250,000 shares of Common Stock at an initial exercise price of $0.625 per share. Mr. Hirschhorn’s shares vest according to the following schedule: 1,250,000 shares vested on July 1, 2009; 1,250,000 shares vest on July 1, 2010; 1,250,000 shares vest on July 1, 2011; 1,250,000 shares vest on July 1, 2012 and the last 1,250,000 vest on July 1, 2013.

Details regarding Mr. Hirschhorn’s current compensation package are contained in the tables that follow, and a description of Mr. Hirschhorn’s employment agreement is described below as well. We continue to evaluate the components and level of compensation for our executive management.
Mr. Kirrane joined us as Vice President of Finance and Controller in June 2010, following the resignation of Donald Parkerson our CFO, Mr. Kirrane was appointed to serve as the Company’s Principal Accounting Officer. Mr. Kirrane entered into an initial employment agreement effective June 9, 2010, in which he received an annual base salary of $150,000 with an automatic increase upon completing six months of employment to $165,000. Mr. Kirrane is eligible for an annual incentive bonus of up to 50% of his fiscal year end base salary, prorated the first year to percentage of time worked, based upon a percentage of 10% of adjusted EBITDA as defined in the bonus pool for all other C-level executives at the Company. Mr. Kirrane was also granted an incentive stock option to purchase up to 150,000 shares of Common Stock at an exercise price of $0.625 per share. Mr Kirrane’s options vested on the following schedule, 30,000 immediately, and 30,000 each anniversary over the next four years.
Details regarding Mr. Kirrane’s compensation package are contained in the tables that follow, and a description of Mr. Kirrane’s employment agreement is described below as well. We continue to evaluate the components and level of compensation for our executive management.
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
Base Salary
Base salary represents the fixed component of our executive officers’ compensation. Following the review and recommendation of the Compensation Committee, the Board of Directors sets base salary levels based upon experience and skills, position, level of responsibility, the ability to replace the individual and market practices. The Compensation Committee reviews base salaries of the executive officers annually and approves all salary increases for the executive officers. Increases are based on several factors, including the Compensation Committee’s assessment of individual performance and contribution, promotions, level of responsibility, scope of position and competitive market data. These salaries are below the salary level normally provided to a Chief Executive Officer and/or Chief Accounting Officer of a company of comparable size, complexity and performance and below the median level of our peer group.
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
Benefits Upon Termination of Employment
We have employment agreements with Mr. Hirschhorn, our Chief Executive Officer, Mr. Kirrane, Vice President of Finance and Principal Accounting Officer, Mr. Chen, Managing Director, Director of Corporate Development and Mr. Rice, an executive officer of RHA. The agreement with Mr. Hirschhorn provides that in the event Mr. Hirschhorn is terminated without cause we are obligated to pay Mr. Hirschhorn certain lump sum payments, as set forth below in the table entitled The Fiscal Year Ended September 30, 2010 — Potential Payments Upon Termination or Change in Control.
Mr. Kirrane joined us as Vice President of Finance in June 2010. Mr. Kirrane’s employment was effective June 14, 2010, pursuant to which he will receive an annual base salary of $150,000, with an automatic increase after 6 months of employment to $165,000 per fiscal year. In the event Mr. Kirrane’s employment is terminated during the first six months of employment, he shall receive the continued payment of his base salary for three months. In the event Mr. Kirrane’s employment is terminated between six and twenty months of employment, he shall receive the continued payment of his base salary for six months. In the event Mr. Kirrane’s employment is terminated after two years of employment, he shall receive the continued payment of his pay base for twelve months.
Mr. Rice joined us as President and Chief Operating Officer of RHA in November of 2008. Mr. Rice entered into an employment agreement, effective November 10, 2008, pursuant to which he will receive an annual base salary of $275,000 per fiscal year. In the event Mr. Rice’s employment is terminated without cause or upon death or disability, RHA is obligated to pay Mr. Rice certain severance payments. If the termination occurs after Mr. Rice has been employed for less than twelve consecutive months, he shall receive the continued payment of his base salary for six months following the termination date. If the termination occurs after Mr. Rice has been employed for at least twelve consecutive months, he shall receive the continued payment of his base salary for twelve months following the termination date..
The Board of Directors believes that the severance provisions contained in the employment agreements are an important element in attracting and retaining executive officers. See “The Fiscal Year Ended September 30, 2010 — Potential Payments Upon Termination or Change in Control” below for information with respect to potential payments and benefits under these employment agreements and our other compensation arrangements upon the termination of our executive officers.
Tax and Accounting Matters
Section 162(m) of the Internal Revenue Code of 1986 (the “Code”), enacted as part of the Omnibus Budget Reconciliation Act of 1993, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to the Chief Executive Officer and the four other most highly compensated executive officers. Under Internal Revenue Service regulations, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Compensation Committee does not believe that any of the executive compensation arrangements for the Fiscal Year Ended September 30, 2010 will result in the loss of a tax deduction pursuant to Section 162(m). The Compensation Committee expects to continue to monitor the application of Section 162(m) to executive compensation and will take appropriate action if it is warranted in the future.
We operate our compensation programs with the intention of complying with Section 409A of the Code. Effective February 1, 2006, we began accounting for stock-based compensation with respect to our long-term equity incentive award programs in accordance with the requirements of existing accounting standards.

THE FISCAL YEARS ENDED SEPTEMBER 30, 2010, 2009, 2008 AND TRANSITION PERIOD ENDED SEPTEMBER 30, 2007 SUMMARY EXECUTIVE COMPENSATION TABLE
The following table sets forth information concerning total compensation paid or earned during the Fiscal Years Ended September 30, 2010, 2009, 2008 and the Transition Period Ended September 30, 2007 for the persons who served during the Fiscal Year Ended September 30, 2010, 2009, 2008 and the Transition Period Ended September 30, 2007 as our Chief Executive Officers and Chief Financial Officers, as well as certain other key employees of ours. These are our only two Executive Officers. As reflected in the tables below, the primary components of our compensation program are cash compensation, consisting of a mix of base salary and cash bonus compensation, and equity compensation, consisting of restricted stock grants.

								Non-	Change in
								Equity	Pension
								Incentive	Value and
Name								Plan	Nonqualified	All other
and						Stock	Option	Compen-	Deferred	Compen-
Principal		Salary		Bonus		Awards	Awards	sation	Compensation	sation		Total
Position	Year	($)		($)		($)	($)	($)	Earnings	($)		($)

David Hirschhorn	The Transition Period
Chief Executive Officer	ended Sep. 30, 2007	$183,508		—	(1)	$99,041	—	—	—	—		$282,549
(formerly Co-Chief Executive Officer	Sep. 30, 2008	$360,000		$225,000		—	$3,704,807	—	—	$37,163		$4,326,970
and Co-Chief Financial Officer)	Sep. 30, 2009	$495,000		—		—	—	—	—	$24,526		$519,526
	Sep 30,2010	$555,000	(2)	—		—	—	—	—	$0		$550,000

Donald C Parkerson	The Transition Period
Former Chief Financial Officer	ended Sep. 30, 2007	—		—		—	—	—	—	—		—
	Sep. 30, 2008	$63,000		—		—	—	—	—	—		$63,000
	Sep. 30, 2009	$252,000		—		—	—	—	—	$5,303		$257,303
	Sep 30, 2010	$225,750		—		—	—	—	—	$—		$225,750

Dennis M. Smith	The Transition Period
Former Chief Financial Officer	ended Sep. 30, 2007	—		—		—	—	—	—	$200,000	(2)	$200,000
	Sep. 30, 2008	$275,000		—		—	$50,000	—	—	$8,230		$333,230
	Sep. 30, 2009	$229,170		—		—	—	—	—	$2,931		$232,101
	Sep 30, 2010	—		—		—	—	—	—	—		—

Thomas Rice	The Transition Period
President/Chief Operating Officer,	ended Sep. 30, 2007	—		—		—	—	—	—	—		—
RHA	Sep. 30, 2008	—		—		—	—	—	—	—		—
	Sep. 30, 2009	$189,962		—		—	$153,236	—	—	—		$343,198
	Sep 30, 2010	$220,000		—		—	—	—	—	—		$220,000

Sean Kirrane VP Finance, Principal Accounting Officer	Sep 30, 2010	$43,750		—		—	$	—	—	—		$

(1)	Mr. Hirschhorn was entitled to a guaranteed bonus payment in the amount of $56,250 during the Transition Period Ended September 30, 2007. He did not receive this bonus during the Transition Period Ended September 30, 2007, we have reserved this bonus amount in its financial statements.

(2)	Mr. Hirschhorn has voluntarily agreed to assist with our liquidity needs by deferring payment of $100,000 of his salary, which was earned, from August 1, 2010 through September 30, 2010.
EMPLOYMENT AGREEMENTS
Mr. Hirschhorn is party to an employment agreement with us dated effective as of July 1, 2008 and approved by our Compensation Committee. The employment agreement expires on July 1, 2013. Under the employment agreement, Mr. Hirschhorn receives annual base salaries for the years ending July 1, 2009, 2010, 2011, 2012 and 2013 of $480,000, $540,000, $600,000, $630,000 and $661,500, respectively, and is eligible for an annual incentive bonus as determined by the Compensation Committee in an amount not to exceed three times his base salary for that fiscal year or 10% of our EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn entered into an Option Grant Agreement pursuant to the 2001 Plan, effective July 1, 2008, pursuant to which Mr. Hirschhorn was granted the option to acquire 6,250,000 shares of our Common Stock at an exercise price of $0.625. The shares underlying this option vest according to the following schedule: 1,250,000 vested on July 1, 2009, 1,250,000 on July 1, 2010, 1,250,000 on July 1, 2011, 1,250,000 on July 1, 2012, and the remaining 1,250,000 on July 1, 2013; Mr. Hirschhorn was not terminated for Misconduct (as that term is defined in the Option Grant Agreement, filed as Exhibit 10.2 to the Form 8-K filed with the SEC on July 7, 2008), nor has he, to our knowledge, engaged in Misconduct through the date of this Form 10-K. Either party may terminate Mr. Hirschhorn’s employment by providing written notice to the other party. If we terminate the employment, our notice shall include a statement indicating whether the termination was because of disability or for cause or without cause. In the event Mr. Hirschhorn is terminated, we are obligated to pay Mr. Hirschhorn certain lump sum payments, as set forth below in the table entitled “The Fiscal Year Ended September 30, 2010 — Potential Payments Upon Termination or Change in Control.”
The employment agreement with Mr. Hirschhorn also states that Mr. Hirschhorn shall receive a term life insurance policy with a death benefit of $1.0 million for the first year of the agreement, $1.5 million for the second and third years of the agreement and $2.0 million for each of the fourth and fifth years of the agreement. The premiums for this policy are to be paid by us as long as Mr. Hirschhorn remains employed by us pursuant to the Agreement. We are not the beneficiary of the policy. The life insurance policy has not been purchased at this time, and in the event that Mr. Hirschhorn passes away, we may be liable to his estate in an amount to be determined, which may be up to $2.0 million.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 — GRANTS OF PLAN-BASED AWARDS
On June 14, 2010, our Compensation Committee approved the issuance of options to purchase 150,000 shares of our Common Stock pursuant to the 2001 Plan to Sean Kirrane. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.
GRANTS OF PLAN-BASED AWARDS

All Other
								All Other	Option
								Stock	Awards:
								Awards:	Number	Exercise	Grant
		Estimated Future Payouts			Estimated Future Payouts			Number	of	or Base	Date Fair
		Under Non-Equity			Under Equity			of Shares of	Securities	Price of	Value of
		Incentive Plan Awards			Incentive Plan Awards			Stock	Underlying	Option	Stock and
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Sean Kirrane, VP of Finance and Principal Accounting Officer	6/14/2010	—	—	—	—	—	—	150,000	150,000	$0.625	$91,113
THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 — OUTSTANDING EQUITY AWARDS (update for Sean)
The following table summarizes information with respect to our outstanding equity awards held by executive officers at September 30, 2010.

	Option Awards					Stock Awards
Equity
Incentive
Plan
								Equity	Awards:
								Incentive	Market or
			Equity					Plan	Payout
			Incentive					Awards:	Value
			Plan					Number of	of
			Awards:					Unearned	Unearned
			Number					Shares,	Shares,
	Number of	Number of	of			Number of		Units	Units
	Securities	Securities	Securities			Shares or	Market Value	or Other	or Other
	Underlying	Underlying	Underlying			Units of	of Shares or	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		Stock	Units of Stock	That	That Have
	Options	Options	Unearned	Exercise	Option	That Have	That Have	Have Not	Not
	(#)	(3)	Options	Price	Expiration	Not Vested	Not Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	($)	($)	($)	($)

David Hirschhorn Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	2,500,000	3,750,000	—	$0.625	07/01/2015	—	—	—	—

Sean Kirrane, VP of Finance & Chief Accounting Officer	30,000	120,000		$0.625	06/14/2017	—	—	—	—

Thomas Rice, President and Chief Operating officer of our indirect wholly owned subsidiary, Rural Hospital Acquisition, L.L.C.	250,000	250,000	—	$0.625	11/10/2015	—	—	—	—

(1)	On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our Common Stock pursuant to the 2001 Plan to David Hirschhorn. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.

(2)	On June 14, 2010, our Compensation Committee approved the issuance of options to purchase 150,000 shares of our Common Stock pursuant to the 2001 Plan to Sean Kirrane. These options are exercisable for a period of serve years at an exercise price of $0.625 per share.

(3)	On November 10, 2008, our Compensation Committee approved the issuance of options to purchase 500,000 shares of our Common Stock pursuant to the 2001 Plan to Thomas Rice. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.

(2) THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 — POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL
The following tables show the estimated amount of potential payments, as well as estimated value of continuing benefits, assuming the executive officer’s employment terminated effective September 30, 2010, and based on compensation and benefit levels in effect on September 30, 2010. Due to the numerous factors involved in estimating these amounts, the actual benefits and amounts payable can only be determined at the time of an executive officer’s termination.
DAVID HIRSCHHORN, CHIEF EXECUTIVE OFFICER (FORMERLY CO-CEO and CO-CFO)

Involuntary
Termination
	Voluntary	Involuntary Not		Without Cause
	Termination	For		or Termination
Benefits/Payments	(including	Cause	For Cause	for Good	Death or
Upon Termination	Retirement)	Termination	Termination	Reason	Disability

Salary(1)	$120,000	$120,000	$120,000	$1,620,000	$120,000
Accelerated Vesting of Deferred Compensation	—	—	—	—	—
Compensation(2)	—	—	—	—	2,000,000	(3)
Accelerated Vesting of Options	—	—	—	—	—
Continuation of Insurance Benefits	—	—	—	—	—

(1)	In the event of Mr. Hirschhorn’s voluntary termination, we are required to pay Mr. Hirschhorn any amount of base salary earned by, but not yet paid to, Mr. Hirschhorn through the effective date of termination.

(2)	In the event of Mr. Hirschhorn’s voluntary termination, we are additionally required to pay to Mr. Hirschhorn (i) all benefits that have been earned by or vested in, and are payable to, Mr. Hirschhorn under and subject to the terms (including all eligibility requirements) of, the compensation and benefit plans in which Mr. Hirschhorn participated through the effective date of termination; (ii) all reimbursable expenses due, but not yet paid, to Mr. Hirschhorn as of the effective date of termination and (iii) an amount equal to all accrued and unused paid vacation or time off, calculated in accordance with our paid vacation or time off policies, practices and procedures (including authorized deductions and the deductions required by law), as of the effective date of termination.

(3)	Mr. Hirschhorn’s employment agreement provides that he shall receive a term life insurance policy with a death benefit of $1,000,000 for the first year of the agreement; $1,500,000 for the second and third years of the agreement and $2,000,000 for each of the fourth and fifth years of the agreement.

DONALD C. PARKERSON, CHIEF FINANCIAL OFFICER

Involuntary
Termination
	Voluntary	Involuntary Not		Without Cause
	Termination	For		or Termination
Benefits/Payments	(including	Cause	For Cause	for Good	Death or
Upon Termination	Retirement)	Termination	Termination	Reason	Disability

Salary(1)	$0	$0	$0	$0	$0
Accelerated Vesting of Deferred Compensation	—	—	—	—	—
Compensation	—	—	—	—	—
Accelerated Vesting of Options	—	—	—	—	—
Continuation of Insurance Benefits	—	—	—	—	—
We did not compensate Mr. Parkerson during the Fiscal Year Ended September 30, 2010; however Mr. Parkerson did receive compensation from Tatum, LLC, pursuant to an Executive Services Agreement between us and Tatum, LLC. Mr. Parkerson resigned his position effective August 23, 2010.
Sean Kirrane, VP of Finance and Principal Accounting Officer

Involuntary
Termination
	Voluntary	Involuntary Not		Without Cause
	Termination	For		or Termination
Benefits/Payments	(including	Cause	For Cause	for Good	Death or
Upon Termination	Retirement)	Termination	Termination	Reason	Disability

Salary(1)	$37,500	$37,500	$37,500	$37,500	$0
Salary (2)	$82,500	$82,500	$82,500	$82,500	$0
Salary (3)	$165,000	$165,000	$165,000	$165,000	$0
Accelerated Vesting of Deferred Compensation	—	—	—	—	—
Compensation	—	—	—	—	—
Accelerated Vesting of Options	—	—	—	—	—
Continuation of Insurance Benefits	—	—	—	—	—

(1)	In the event Mr. Kirrane’s employment is terminated in the first six months of employment, he shall receive the continued payment of his base salary for three months

(2)	In the event Mr. Kirrane’s employment is terminated between six and twenty four months of employment, he shall receive the continued payment of his base salary for six months

(3)	In the event Mr. Kirrane’s employment is terminated two years of employment, he shall receive the continued payment of his base salary for twelve months
THE FISCAL YEAR ENDED SEPTEMBER 30, 2010 DIRECTOR COMPENSATION
We did not compensate non-employee members of our Board of Directors during the Fiscal Year Ended September 30, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Common Stock, Series 1-A Convertible Preferred Stock, Series 2-A Convertible Preferred Stock, Series 5-A Convertible Preferred Stock and Series 6-A Convertible Preferred Stock
The following table sets forth certain information, as of January 9, 2011, regarding the beneficial ownership of our Common Stock, including Common Stock issuable upon conversion of all preferred convertible securities, options, warrants and other convertible securities, by (i) all persons or entities who beneficially own 5% or more of our Common Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table herein and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of January 9, 2011, there were (i) 15,049,507 shares of Common Stock outstanding, (ii) 85,788,029 shares of Common Stock on a fully as-converted basis and (iii) on a fully as-converted basis, 71,123,307 shares of Preferred Stock, options, warrants and other securities convertible into Common Stock currently exercisable within 60 days of January 9, 2011, with each share of Common Stock being entitled to one vote.

		Amount and Nature of	Percent of
Title of Class	Name of Beneficial Owner(1)	Beneficial Ownership	Class

	5% Holders or Potential 5% Holders of Common Stock
Common(2)	SMP Investments I, LLC	11,797,618	47.7%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037 (4)
Common	Carol Schuster	4,250,000	28.7%
	3555 NW 58th Street
	Suite 700
	Oklahoma City, OK 73112
Common	Ciabattoni Living Trust 8/17/2000	8,322,917	37.3%
	16 Lagunita Drive
	Laguna Beach, CA 92561 (5)
Common	The Kupfer Family Trust UTD May 3, 2009	2,384,250	16.1%
	P.O. Box 9330
	Rancho Santa Fe, CA 92067
	Current Directors
Common	David Hirschhorn (3)	5,482,800	23.9%
Common	Todd Parker (6)	793,389	5.2%
Common	Robert N. Schwartz, Ph.D (7)	185,857	1.2%
Common	Richardson E. Sells (8)	380,000	2.9%
Common	William Houlihan (12)	1,100,000	7.0%
	Current Officers
Common	David Hirschhorn (3)	5,482,800	23.9%
Common	Donald C. Parkerson	—	—
Common	Thomas Rice (9)	375,000	1.7%
Common	Current directors and officers as a group (7 persons) (11)	7,212,171	41.9%
	Former Officers and Directors
Common	Dennis M. Smith (10)	475,000	3.1%
	5% Holders of Series 1-A Convertible Preferred Stock
Series 1-A Preferred	First Clearing Corporation	20,000	29.6%
	P.O. Box 6570
	Glen Allen, VA 23058
Series 1-A Preferred	Susan Lacerra & Steven Tingey, as joint tenants	7,600	11.2%
	c/o Jefferies & Co, Inc.
	650 California Street
	San Francisco, CA 94108

		Amount and Nature of	Percent of
Title of Class	Name of Beneficial Owner(1)	Beneficial Ownership	Class

Series 1-A Preferred	Ron Soderling	40,000	59.2%
	901 Dove Street, Suite 270
	Newport Beach, CA 92660
Series 1-A Preferred	First Clearing Corporation	20,000	29.6%
	PO Box 6570
	Glen Allen, VA 23058
Series 1-A Preferred	Steven Tingey Jt Ten	7,600	11.2%
	C/O Jeffries & Co Inc.
	650 California Street
	San Francisco, CA 94108
	5% Holders of Series 2-A Preferred Stock
Series 2-A Preferred	Gretchen K. Musey	3,900	100%
	2312 Naples
	Newport Beach, CA 92660
	5% Holders of Series 5-A Preferred Stock
Series 5-A Preferred	Ciabattoni Living Trust 8/17/2000	600	6.7%
	16 Lagunita Drive
	Laguna Beach, CA 92561
Series 5-A Preferred	Richard Sambora Living Trust 4/13/00	500	5.6%
	c/o Gelfand Rennert & Feldman LLP
	360 Hamilton Avenue, Suite 100
	White Plains, New York 10601
Series 5-A Preferred	SMP Investments I, LLC	1,250	13.9%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037
Series 5-A Preferred	South Bay Capital LLC	500	5.6%
	c/o Keith Lehman, Managing Member
	960 Third Street, Apt. 204
	Santa Monica, CA 90403
	Current Directors
Series 5-A Preferred	David Hirschhorn	131	1.5%
Series 5-A Preferred	Todd Parker	135	1.5%
Series 5-A Preferred	William Houlihan	250	2.8%
Series 5-A Preferred	Richardson E. Sells	—	—
Series 5-A Preferred	Robert N. Schwartz, Ph.D	—	—
	Current Officers
Series 5-A Preferred	David Hirschhorn	131	1.4%
Series 5-A Preferred	Donald C. Parkerson	—	—
Series 5-A Preferred	Thomas Rice	—	—
Series 5-A Preferred	Current directors and officers as a group (7 persons) (11)	516	5.8%
	Former Officers and Directors
Series 5-A Preferred	Dennis M. Smith	125	1.4%

		Amount and Nature of	Percent of
Title of Class	Name of Beneficial Owner(1)	Beneficial Ownership	Class

5% Holders of Series 6-A Preferred Stock
Series 6-A Preferred	Ciabattoni Living Trust 8/17/2000	600	12.3%
16 Lagunita Drive
Laguna Beach, CA 92561
Series 6-A Preferred	Darras Revocable Trust dated 9/2/94	250	5.1%
600 South Indian Hill Boulevard
Claremont, CA 91711
Series 6-A Preferred	SMP Investments I, LLC	1,000	20.5%
c/o HSP Group, LLC
875 Prospect Street, Suite 220
La Jolla, CA 92037
Series 6-A Preferred	Hector S. Torres	300	6.2%
c/o Joseph Apuzzo, CPA
150 Airport Road, Suite 1000
Lakewood, NJ 08701
Series 6-A Preferred	James Chao	350	7.2%
5471 Kearny Villa Road, # 200
San Diego, CA 92123
Current Directors
Series 6-A Preferred	David Hirschhorn	—	—
Series 6-A Preferred	Todd Parker	—	—
Series 6-A Preferred	William Houlihan	—	—
Series 6-A Preferred	Richardson E. Sells	—	—
Series 6-A Preferred	Robert N. Schwartz, Ph.D	—	—
Current Officers
Series 6-A Preferred	David Hirschhorn	—	—
Series 6-A Preferred	Donald C. Parkerson	—	—
Series 6-A Preferred	Thomas Rice	—	—
Series 6-A Preferred	Current directors and officers as a
	group (7 persons) (11)	—	—

(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares.

(2)	The number of shares of Common Stock shown as beneficially owned by any person or entity includes all Preferred Stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of January 9, 2011. The percentages of beneficial ownership of Common Stock shown assume the exercise or conversion of all preferred stock, options, warrants and other securities convertible into Common Stock held by such person or entity currently exercisable within 60 days of January 9, 2011, but not the exercise or conversion of preferred stock, options, warrants and other convertible securities held by other holders of such securities.

(3)	Consists of (a) 1,250,000 restricted shares of Common Stock granted in connection with Mr. Hirschhorn’s Employment Agreement, dated as of July 18, 2005; (b) 419,200 shares beneficially owned by Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, which directly holds 125 shares of 5-A Preferred and 6 shares of 5-A Preferred owned by him individually, which are convertible into 400,000 shares of Common Stock; (c) 60,000 shares of Common Stock issued to Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, pursuant to the exercise of a warrant dated July 18, 2005; (d) 2,500,000 vested options convertible into shares of Common Stock and (e) 3,600 warrants dated January 7, 2011.

(4)	Consists of (a) 1,250 shares of 5-A Preferred, which are convertible into 4,000,000 shares of Common Stock; (b) 1,000 shares of 6-A Preferred which are convertible into 3,200,000 shares of Common Stock; (c) 1,014,285 shares of Common Stock at $0.45 per share; (d) a warrant to purchase 1,200,000 shares of Common Stock at a price of $0.3125 per share; (e) warrants to purchase an aggregate of 1,250,000 shares of Common Stock at a price of $0.50 per share; (f) warrants to purchase an aggregate of 333,333 shares of Common Stock at a price of $0.75 per share and (g) $500,000 of debt convertible at $0.625 per share into 800,000 shares of Common Stock.

(5)	Consists of (a) 600 shares of 5-A Preferred, which are convertible into 1,920,000 shares of Common Stock; (b) 600 shares of 6-A Preferred, which are convertible into 1,920,000 shares of Common Stock; (c) a warrant to purchase 600,000 shares of Common Stock at a price of $0.3125 per share; (d) warrants to purchase an aggregate of 1,556,250 shares of Common Stock at a price of $0.50 per share; (e) warrants to purchase an aggregate of 666,667 shares of Common Stock at a price of $0.75 per share and (f) $1,000,000 of debt convertible at $0.625 per share into 1,600,000 shares of Common Stock.

(6)	Consists of (a) 361,389 shares of Common Stock, of which (i) 350,000 restricted shares were granted in connection with Mr. Parker’s employment agreement, dated as of July 18, 2005, of which 48,611 have been cancelled pursuant to termination of Mr. Parker’s employment agreement, and (ii) 60,000 were issued pursuant to the exercise of a warrant dated July 18, 2005, and (b) 135 shares of 5-A Preferred, which are convertible into 432,000 shares of Common Stock.

(7)	Consists of (a) 982 shares directly owned by Dr. Schwartz; (b) 1,125 shares owned in a trust on behalf of Dr. Schwartz and (c) 183,750 shares of Common Stock issuable upon exercise of Dr. Schwartz’s stock options.

(8)	Consists of (a) 180,000 shares of Common Stock issuable upon exercise of Mr. Sells’ stock options; (b) 200,000 shares of Common Stock and which are currently vested; (c) warrants to purchase 60,000 shares of Common Stock at a price of $0.50 per share.

(9)	Consists of 375,000 shares of Common Stock issuable upon exercise of Mr. Rice’s stock options.

(10)	Consists of (a) 125 shares of 5-A Preferred which are convertible into 400,000 shares of Common Stock; (b) 60,000 shares of Common Stock issued pursuant to the exercise of a warrant dated July 18, 2005 and (c) 15,000 shares of Common Stock granted pursuant to the exercise of a warrant dated September 18, 2006.

(11)	Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting or investment powers.

(12)	Consists of (a) 250 shares of 5-A Preferred, which are convertible into 800,000 shares of Common Stock and (b) 300,000 shares of Common Stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
In March 2009, in consideration for their strategic advice and assistance, Messrs. Jay Beaghan, Rod Rivera, I. Bobby Majumder and Dr. Harley Liker, as members of our Advisory Board, were issued Advisory Board warrants to purchase an aggregate of 125,000 shares of Common Stock at an exercise price of $0.625 per share. These warrants will expire on March 16, 2012 and were issued in the following individual amounts: (i) 25,000 warrants to Mr. Beaghan; (ii) 25,000 warrants to Mr. Rivera; (iii) 25,000 warrants to Mr. Majumder and (iv) 50,000 warrants to Dr. Liker. One-third of the warrants vested immediately, one-third vest on March 16, 2010 and one-third vest on March 16, 2011. These warrants expire on March 16, 2012. As of September 30, 2010 all of these warrants remain outstanding.
In June 2009, we issued warrants to purchase 150,000 shares of Common Stock to a member of the newly created Medical Advisory Board. These warrants were issued an exercise price of $0.625. One-third of the warrants vested immediately upon issuance on June 10, 2009 and the remaining two-thirds vest on June 10, 2010. These warrants expire on June 10, 2012. As of September 30, 2010 all of these warrants remain outstanding.

Advance to Affiliated Entity
On April 28, 2006, we entered into an agreement with CSA II, LLC, a Cayman Islands company controlled by Dennis M. Smith, one of our directors at that time. Under the terms of this agreement, we advanced $333,333 to CSA II, LLC to finance the purchase of securities issued by Cross Shore Acquisition Corporation, a Delaware corporation, pursuant to a private placement of $112,000,008 of securities completed on April 24, 2006. The securities were listed on the Alternative Investment Market of the London Stock Exchange (the “AIM ”) and started trading on April 28, 2006 and ceased trading on the AIM on September 4, 2009. In addition, for consideration of $239.38, we purchased warrants to purchase 239,375 membership units of CSA II, LLC, constituting 22.5% of the total issued limited liability company interests outstanding on a fully diluted basis upon payment of the exercise price equal to $0.001 per unit. On May 24, 2006, we received a partial repayment of this advance in the amount of $60,654. In addition, on June 12, 2006, we were reimbursed $75,000, representing expenses associated with this advance. As of September 30, 2009 we have written the remaining amounts due on this advance off as uncollectible.
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
We have engaged Whitley Penn LLP to audit our financial statements for the Fiscal Years Ended September 30, 2010 and September 30, 2009. The decision to engage Whitley Penn LLP as our independent auditors for Fiscal Year Ended September 30, 2010 has been approved by the Board of Directors, the Audit Committee and our stockholders.
Fees
Aggregate fees for professional services rendered to us by Whitey Penn LLP as of or for the Fiscal Year Ended September 30, 2010 and 2009, respectively, were:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2010	2009

Audit Fees	$282,500	$234,141
Audit-Related Fees	$—	$—
Tax Fees	$42,500	$36,410
All Other Fees	$33,500	$19,366

Total	$358,500	$289,917

Audit fees for the Fiscal Year Ended September 30, 2010 and the Fiscal Year Ended September 30, 2009, respectively, were for professional services rendered for the audits of our consolidated financial statements and the reviews of certain subsidiary companies and the quarterly reviews of the financial statements included in our Forms 10-Q.
Audit Related fees for the Fiscal Year Ended September 30, 2010, Fiscal Year Ended September 30, 2009, respectively, would have been for accounting consultations, capital issuances and review of responses to various SEC comment letters.
Tax fees for the Fiscal Year Ended September 30, 2010, Fiscal Year Ended September 30, 2009 were for services related to tax compliance and advisory services including assistance with review of tax returns, advice on goods and services taxes and duties in various jurisdictions and ad hoc corporate tax planning and advice. Other fees for the Fiscal Year Ended September 30, 2010 were related to fees associated with potential acquisitions.

We had no other fees for professional services rendered by our independent auditors during the Fiscal Years Ended September 30, 2010 and 2009 respectively.
The Audit Committee has advised us that it has determined that the non-audit services rendered by our independent auditors during the Fiscal Year Ended September 30, 2010, the Fiscal Year Ended September 30, 2009 are compatible with maintaining the independence of the auditors.
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

First Physicians Capital Group, Inc.
Date: January 12, 2011	By:	/s/ David Hirschhorn
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ David Hirschhorn	Chairman of the Board, Chief Executive Officer	January 12, 2011
David Hirschhorn

/s/ Sean Kirrane	Principal Accounting Officer	January 12, 2011
Sean Kirrane

/s/ Todd Parker	Director	January 12, 2011
Todd Parker

/s/ Robert N. Schwartz	Director	January 12, 2011
Robert N. Schwartz

/s/ Richardson E. Sells	Director	January 12, 2011
Richardson E. Sells

/s/ William Houlihan	Director	January 12, 2011
William Houlihan

EXHIBIT INDEX

Exhibit No.		Description

2.1	*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1	*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2	*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3	*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4	*
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