Form 10-Q
period 2010-12-31
First Physicians Capital Group, Inc.
filed 2011-02-22
CIK 1003226

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Number of shares of common stock outstanding as of February 17, 2011	15,143,001

i

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31,	September 30,
	2010	2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$807	$1,662
Accounts receivable, net of allowance for uncollectible accounts	3,473	3,641
Prepaid expenses	374	122
Other current assets	1,008	892
Assets held for sale	1,974	1,980

Total current assets	7,636	8,297

Property and equipment, net	15,540	15,862
Goodwill	759	759
Other assets	678	812

Total assets	$24,613	$25,730

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,944	$4,062
Accrued expenses	3,164	3,268
Current maturities of long-term debt	2,131	2,220
Liabilities of operations held for sale	1,910	1,828

Total current liabilities	12,149	11,378

Long-term debt, net of current portion	15,112	15,520
Deferred gain	1,683	1,705

Total liabilities	28,944	28,603

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	December 31,	September 30,
	2010	2010
	(Unaudited)
Commitments and contingencies
Non-redeemable preferred stock:

Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of December 31, 2010 and September 30, 2010)	166	166

Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as of December 31, 2010 and September 30, 2010)	25	25

Total non-redeemable preferred stock	191	191

Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of December 31, 2010 and September 30, 2010 )	7,832	7,832

Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of December 31, 2010 and September 30, 2010)	4,381	4,381

Total redeemable preferred stock	12,213	12,213

Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of December 31, 2010 and September 30, 2010)	153	153
Additional paid-in capital	79,493	79,235
Accumulated deficit	(97,339)	(95,666)
Treasury stock, at cost (149,744 shares as of December 31, 2010 and September 30, 2010)	(104)	(104)

Total First Physicians Capital Group stockholders’ deficit	(17,797)	(16,382)

Non-controlling interests	1,062	1,105
Total stockholders’ deficit	(16,735)	(15,277)

Total liabilities, preferred stock and stockholders’ deficit	$24,613	$25,730

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except share and per share data)
(Unaudited)

	Three months ended
	December 31,	December 31,
	2010	2009

Revenue from services	$7,861	$9,402

Costs and expenses:
Selling, general and administrative expenses	7,354	8,743
Provision for doubtful accounts	1,002	1,506
Amortization of stock-based compensation	258	278
Depreciation and amortization	322	290

Total costs and expenses	8,936	10,817

Operating loss	(1,075)	(1,415)

Other income	19	436
Interest expense	(355)	(684)

Net loss from continuing operations before taxation, non-controlling interests and non-cash beneficial conversion feature	(1,411)	(1,663)

Taxation	—	—

Net loss from continuing operations	(1,411)	(1,663)

Net income attributable to non-controlling interests	(120)	(180)

Net loss from continuing operations attributable to First Physicians Capital Group	(1,531)	(1,843)

Non-cash beneficial conversion feature preferred dividend	—	(47)

Net loss from continuing operations attributable to First Physicians Capital Group common stockholders	(1,531)	(1,890)

Discontinued operations	(142)	(274)

Net loss attributable to First Physicians Capital Group common stockholders	$(1,673)	$(2,164)

Net loss per common share:

Basic:

Net loss from continuing operations	$(0.10)	$(0.13)

Discontinued operations	(0.01)	(0.02)

Net loss	$(0.11)	$(0.15)

Diluted	N/A	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended
	December 31,	December, 31
	2010	2009
Cash flows from operating activities:

Net loss	$(1,673)	$(2,117)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-controlling interest	120	180
Depreciation and amortization	322	290
Amortization of stock based compensation	258	278
Amortization of debt discount	—	359
Amortization of deferred gain on sale of assets	(22)	—
Bad debt provision	1,002	1,506
Changes in working capital components:
Accounts receivable	(835)	(1,115)
Accounts payable and accrued expenses	778	(371)
Other	(382)	7
Discontinued operations	97	114

Net cash used in operating activities	(335)	(869)

Cash flows from investing activities:
Purchase of property and equipment	—	(46)
Increase in restricted cash	—	(1)
Discontinued operations	—	(33)

Net cash used in investing activities	—	(80)

Cash flows from financing activities:
Repayment of long-term debt	(347)	(354)
Distributions to non-controlling interests	(163)	(112)
Proceeds from exercise of stock warrants	—	389
Issuance of common stock	—	100
Issuance of preferred stock Series 5-A, net of costs	—	13
Issuance of preferred stock Series 6-A, net of costs	—	43
Proceeds from long-term debt	—	129
Discontinued operations	(10)	(9)

Net cash provided by (used in) financing activities	(520)	199

Net decrease in cash and cash equivalents	(855)	(750)

Cash and cash equivalents at beginning of period	1,662	2,305

Cash and cash equivalents at end of period	$807	$1,555

Cash paid for interest	$312	$334

During the fiscal quarter-ended December 31, 2009, the fair value of warrants issued in conjunction with the extension of the convertible notes which were issued in connection with the Bridge Financing amounted to $283,000.
During the fiscal quarter-ended December 31, 2010, there was a non-cash transaction which involved the elimination of a $150,000 note payable to the physician group from which the Chandler Clinic was originally purchased related to the sale of the Chandler Clinic operation.
The accompanying notes are an integral part of these condensed consolidated financial statements. Quarterly comparative financial information is based on unaudited financial reports, prepared by management, based on previous quarterly filings.

FIRST PHYSICIANS CAPITAL GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of December 31, 2010 and September 30, 2010 and for the three-month periods ended December 31, 2010 and December 31, 2009, respectively, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 14, 2011, and any amendments thereto, for the Fiscal Year Ended September 30, 2010 (the “Fiscal Year Ended September 30, 2010”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.
The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant inter-company balances and transactions have been eliminated.
The results as of September 30, 2010 have been derived from our audited consolidated financial statements for the fiscal year ended as of such date.
The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.
Future Funding
We have sustained operating losses since inception and had an accumulated deficit of approximately $97.3 million as of December 31, 2010. This deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.
At December 31, 2010, we had current liabilities of $12.1 million and current assets of $7.6 million.
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

Critical Accounting Policies
For critical accounting policies affecting us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2010. Critical accounting policies affecting us have not changed materially since September 30, 2010.
Recent Accounting Pronouncements
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
2. Discontinued Operations
On January 10, 2011, the Company completed the sale of its operations in Tishomingo, Oklahoma. As of December 31, 2010, the assets of the Tishomingo operation were recorded as assets held for sale and the liabilities as liabilities of operations held for sale (See Footnote 13 — Subsequent Events). The Company has reclassified to discontinued operations, for all periods presented, the results of operations from the Tishomingo operation.

The results of discontinued operations for the Tishomingo, Oklahoma operation for the three months ended December 31, 2010 and 2009 are as follows (in thousands):

	Three Months ended
	December 31,	December 31,
	2010	2009

Revenue from services	$886	$926

Costs and expenses:
Selling, general and administrative expenses	826	972
Provision for doubtful accounts	152	177
Depreciation and amortization	29	29

Total costs and expenses	1,007	1,178

Operating loss	(121)	(252)

Interest expense	(21)	(22)

Loss before income taxes	(142)	(274)

Taxation	—	—

Total discontinued operations	$(142)	$(274)

A summary of the assets and liabilities of the Tishomingo, Oklahoma operation as of December 31, 2010 and 2009 is as follows (in thousands):

	December 31,	December 31,
	2010	2009

Current assets	$251	$228
Non-current assets	1,723	1,752

Total assets	1,974	1,980

Current liabilities	803	711
Non-current liabilities	1,107	1,117

Total liabilities	1,910	1,828

	$64	$152

3. Net Loss Per Share

	Three Months ended
	(in thousands)
	December 31,	December 31,
	2010	2009

Numerator for basic and diluted loss per share:
Net loss attributable to common stockholders	$(1,673)	$(2,164)

Denominator for basic loss per share — weighted average shares	15,049,507	14,182,308
Effect of dilutive shares:
Employee stock options	N/A	N/A
Preferred stock	N/A	N/A
Warrants	N/A	N/A

Net loss per common share:
Basic and diluted	$(0.11)	$(0.15)

Since we had a net loss for both the three months ended December 31, 2010 and December, 31 2009, potential shares of common stock equivalents outstanding are excluded from the computation of diluted net loss per share, as their effect is anti-dilutive.
4. Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	December 31,	September 30,
	2010	2010
Gross patient accounts receivable	$24,931	$23,365
Reserves for bad debt	(7,960)	(5,049)
Reserves for contractual allowances	(13,498)	(14,675)

Patient accounts receivable, net	$3,473	$3,641

5. Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31,	September 30,
	2010	2010
Deposits	$235	$105
Medical supplies	455	452
Other receivables	318	335

Total other current assets	$1,008	$892

6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,	September 30,
	2010	2010
Computer hardware	$79	$79
Furniture, fixtures and medical equipment	4,270	4,270
Land	929	929
Buildings	13,329	13,329
Leasehold improvements	920	920
Accumulated depreciation	(3,987)	(3,665)

Property and equipment, net	$15,540	$15,862

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
The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Bridge Notes. As of December 31, 2010, none of the Bridge Lenders has effected such a conversion.

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
On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (each, a “Second Bridge Lender” and together, the “Second Bridge Lenders”).
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
On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three promissory notes: (i) a convertible promissory note, dated as of March 31, 2009, with Frank Darras, Trustee of the Darras Family Trust (“Darras”), in the principal amount of $100,000 (the “Darras Note”); (ii) a convertible promissory note, dated as of March 31, 2009, with SFV, Inc., a California corporation (“SFV”), in the principal amount of $50,000 (the “SFV Note”) and (iii) a convertible promissory note, dated as of April 14, 2009, with NFS LLC/FMTC Rol IRA FBO Neal Katz (“Katz”), in the principal amount of $50,000 (the “Katz Note”) (collectively, the “Third Bridge Notes”). Darras, SFV and Katz are each a “Third Bridge Lender” and are collectively referred to herein as the “Third Bridge Lenders.”

The Darras Note and the SFV Note originally became due and payable on December 31, 2009, and the Katz Note originally became due and payable on January 14, 2010. The terms of each of the Third Bridge Notes contained an extension option to extend such notes for an additional three months at our discretion. We extended the Darras Note and the SFV Note under the terms of the respective options, and therefore are obligated to issue warrants to Darras and SFV as follows: (i) to Darras, 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; and (ii) to SFV, 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. We extended the Katz Note under the terms of an extension option contained in the Katz Note. By exercising this option, we are required to issue warrants to Katz to purchase an aggregate of 20,833 shares, 12,500 shares of which will be issued at an exercise price of $0.50 per share and 8,333 shares of which will be issued at an exercise price of $0.75 per share. The new due dates for the Third Bridge Notes, pursuant to the extension option, were March 31, 2010 for each of the Darras Note and the SFV Note and April 14, 2010 for the Katz Note. The Third Bridge Lenders have agreed to an additional extension period for the Third Bridge Notes ranging from eighteen to thirty-six months from the March 31, 2010 and April 14, 2010 due dates and also agreed to a reduction in the annual interest rate from 16% to 10%.
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
The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note amounted to $291,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the fiscal quarter ended December 31, 2010 and December 31, 2009 was $0 and $359,000, respectively.
Unregistered Sales of Equity Securities
None.

8. Long-term Debt
Long-term debt consists of the following (in thousands):

	December 31,	September 30,
	2010	2010
Note payable, secured by equipment, $4,558 payable monthly, including interest equal to the Wall Street Journal Prime Rate through September 2011	$23	$36

8% Notes payable to prior stockholders for stock repurchases, five notes outstanding at December 31, 2010, unsecured, maturity dates ranging from 2013 through 2018	212	220

Note payable, secured by real estate, $36,736 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures January 2030	4,599	4,628

Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,341	3,365

Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2024	3,305	3,348

Note payable, 5% interest payable quarterly, unsecured, matures on or before December 11, 2011	1,500	1,500

Capitalized lease obligations — ten (10) leases for buildings and medical equipment with imputed interest rates ranging from 4% to 17.2%, maturing at various dates through 2015	293	341

Note payable, secured by equipment, $7,530 payable monthly, including 6.75% interest through June 15, 2013	204	223

10% notes payable, unsecured, maturing on or before April 2013	$2,200	$2,200

Note payable, unsecured, non-interest bearing purchase obligation	—	150

Note payable, unsecured, 11.25% interest, matures September 2012 through June 2013	1,522	1,681

Note payable, secured by equipment, $1,567 payable monthly, including 6.75% interest through July 2013	44	48

Total	17,243	17,740

Less current maturities of long-term debt	(2,131)	(2,220)

Total long-term debt	$15,112	$15,520

The following chart shows scheduled principal payments due on long-term debt for the next five years and thereafter:

December 31,
2011	$2,131
2012	2,883
2013	2,142
2014	530
2015	556
Thereafter	9,001

Total	$17,243

9. Non-controlling Interests
Non-controlling interest attributable to equity interests not held by us in the Del Mar Ambulatory Surgical Center (“Del Mar”) and Southern Plains Associates, LLC, an Oklahoma limited liability company, during the three months ended December 31, 2010 amounted to $120,000, compared to $180,000 for the three months ended December 31, 2009.
Non-controlling interests at Del Mar totaled 65% at both December 31, 2009 and 2010; however, we have a 3:2 voting majority on the board of managers which gives us control of the management decisions of Del Mar, making it subject to inclusion in our consolidated financial statements.

10. Warrants
Outstanding exercisable warrants consisted of the following as of December 31, 2010:

	Remaining	Exercise
Description	Life	Price	Warrants
September 30, 2007 Preferred Stock Series 5-A warrants issued to investor	1.5 years	$0.45	50,000
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	2.3 years	0.50	436,250
February 6, 2009 warrants issued in connection with notes payable	1.1 years	0.50	1,125,000
February 6, 2009 warrants issued in connection with notes payable	1.1 years	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	1.2 years	0.50	375,000
March 3, 2009 warrants issued in connection with notes payable	1.2 years	0.75	250,000
March 16, 2009 warrants issued to advisory board	1.2 years	0.63	83,334
March 31, 2009 warrants issued in connection with notes payable	1.3 years	0.50	112,500
March 31, 2009 warrants issued in connection with notes payable	1.3 years	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	1.3 years	0.50	37,500
April 14, 2009 warrants issued in connection with notes payable	1.3 years	0.75	25,000
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	5 months	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	1.4 years	0.63	150,000
October 19, 2009 Preferred Stock Series 5-A warrants issued to investor	10 months	0.50	25,800
October 19, 2009 Preferred Stock Series 6-A warrants issued to investor	10 months	0.50	4,200
November 6, 2009 warrants issued in connection with notes payable	1.1 years	0.50	375,000
November 6, 2009 warrants issued in connection with notes payable	1.1 years	0.75	250,000
December 3, 2009 warrants issued in connection with notes payable	1.2 years	0.50	125,000
December 3, 2009 warrants issued in connection with notes payable	1.2 years	0.75	83,331
December 2, 2009 warrants issued in connection with issuance of common stock	11 months	0.50	60,000
December 14, 2009 Preferred Stock Series 6-A warrants issued to investor	11 months	0.50	3,600
December 31, 2009 warrants issued in connection with notes payable	1.3 years	0.50	37,500
December 31, 2009 warrants issued in connection with notes payable	1.3 years	0.75	24,999
January 14, 2010 warrants issued in connection with notes payable	1.0 years	0.50	12,500
January 14, 2010 warrants issued in connection with notes payable	1.0 years	0.75	8,333

			4,689,847

A summary of our stock warrant activity and related information at December 31, 2010 and September 30, 2010 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Three months		Three months
	ended	Year ended	ended	Year ended
	December 31,	September 30,	December 31,	September 30,
	2010	2010	2010	2010
Warrants outstanding at beginning of the period	7,949,013	14,459,635	$0.51	$0.49
Issued	—	1,010,263	—	0.59
Exercised	—	(1,105,685)	—	0.46
Cancelled or expired	(3,217,500)	(6,415,200)	0.38	0.50

Warrants outstanding at end of the period	4,731,513	7,949,013	$0.58	$0.51

All warrants have a two-year to five-year expiration. The warrant fair value was determined by using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (i) risk-free interest rate between 1.1% and 4.5%; (ii) expected warrant life equal to the actual remaining life of the warrants as of the period end; (iii) expected volatility between 52% and 212%; and (iv) zero expected dividends.
11. Stock Options
The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	December 31,	September 30,	December 31,	September 30,
	2010	2010	2010	2010
Options outstanding at beginning of the period	8,659,082	8,249,002	$0.62	$0.59
Granted
— at above fair market value	—	650,000	—	0.63
— at fair market value	—	—	—	—
— at below fair market value		—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(42,898)	(239,920)	0.63	0.65

Options outstanding at end of the period	8,616,184	8,659,082	$0.62	$0.62

Options vested/exercisable at end of the period	3,668,092	3,689,541	$0.60	$0.60

12. Sale of the Chandler Clinic
In December 2010, Rural Hospital Acquisition, LLC, our subsidiary and an Oklahoma limited liability company, sold its Chandler Clinic to the physician group from which it was originally purchased. We have no further obligations or interests in this facility. The buyer assumed the liabilities and leases related to this facility in the transaction. We did not receive any additional consideration at closing.
13. Subsequent Events
On January 10, 2011, RHA Tishomingo, LLC, an Oklahoma limited liability company and an indirect subsidiary of ours, entered into an Asset Purchase Agreement to sell the hospital operations of Johnson Memorial Hospital in Tishomingo, Oklahoma to Mercy Tishomingo Hospital Corporation, an Oklahoma not-for-profit corporation. Also on January 10, 2011, we entered into an Agreement for Purchase and Sale of Real Property to sell the real estate and equipment of Johnson Memorial Hospital to RSE Enterprises, Inc., an Oklahoma corporation (together with the sale to Mercy Tishomingo Hospital Corporation, the “Tishomingo Transaction”). As part of the Tishomingo Transaction, the $1.13 million in USDA mortgage debt related to the facility was retired. In connection with the Tishomingo Transaction, RHA Tishomingo, LLC entered into an escrow agreement, pursuant to which RHA Tishomingo, LLC will hold in an escrow account approximately $500,000 in net sale proceeds after bank debt repayment. The escrowed funds will remain in the escrow account until such time as all representations, warranties and indemnifications under the Asset Purchase Agreement are fully satisfied. The gross proceeds in the transaction were $1.687 million in cash, plus retention of net accounts receivable of approximately $143,000. As part of the transaction, we expect to transition a significant portion of our back office operations in cooperation with the new owner. We may continue this co-back office arrangement temporarily or indefinitely, or we may opt to completely outsource these functions. We expect a wind-down of our corporate back office and revenue cycle management operations in Oklahoma City, Oklahoma in the Fiscal Year Ended September 30, 2011 in favor of another solution.
In January 2011, First Physicians Realty Group, LLC, our subsidiary, established a line of credit of up to $1.5 million. We received a $350,000 initial draw on the line of credit with additional borrowings subject to final terms and conditions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”).
FORWARD LOOKING STATEMENTS
Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. The discussion in this Form 10-Q contains forward-looking statements made pursuant to such safe harbor provisions, and such statements should not be unduly relied upon. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: possession of significant voting control over us by the holders of our Series 5-A Preferred Stock, par value $0.01 per share, and Series 6-A Convertible Preferred Stock, par value $0.01 per share; our limited cash resources; our ability to redirect and finance our business; our significant corporate expenses and expenses related to filings with and compliance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and limited revenue to offset these expenses; the availability of appropriate prospective acquisitions or investment opportunities; litigation; other risks discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Fiscal Year Ended September 30, 2010”) under the heading “Risk Factors”; and the risks discussed in our other SEC filings, which are publicly available on EDGAR.

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
This Form 10-Q report covers the fiscal period ended December 31, 2010.
Information in this Form 10-Q is current as of February 15, 2011, unless otherwise specified.
CURRENT OPERATIONS
We focus on the delivery of financial and managerial services to healthcare facilities in non-urban markets, as described more fully in the section entitled “Strategy” in this Form 10-Q.
Our support staff at hospitals owned by Rural Hospital Acquisition, LLC, our subsidiary and an Oklahoma limited liability company (“RHA”), and our Del Mar, California ambulatory surgical center (the “Del Mar Ambulatory Surgical Center”) consists of registered nurses, operating room technicians, an administrator who supervises day-to-day activities and a small number of office staff. Each operating unit also has appointed a medical director, who is responsible for and supervises the quality of medical care provided at the operating center. Use of our surgery centers is limited to licensed physicians. Our business depends upon the efforts and success of these employee and non-employee physicians who provide medical services at our facilities. Our business could be adversely affected by the loss of our relationship with, or a reduction in use of our facilities by, a key physician or group of physicians.
STRATEGY
During the Fiscal Year ended September 30, 2010, we shifted our strategy in response to economic conditions and changes in health care law. As more fully described in the paragraphs below, we have continued this revised strategic focus into the first quarter of our fiscal year ended September 30, 2011 (the “Fiscal Year Ended September 30, 2011”).
Our initial strategy, in place prior to our shift during the Fiscal Year Ended September 30, 2010, was to identify and invest in “platform” companies in the business services and healthcare industries that provided essential core offerings, which could be expanded over time. As we focused our efforts in the healthcare industry, two particular segments—ambulatory surgical centers and rural hospitals—stood out in terms of potentially favorable economics, positive regulatory trends, inherent cost advantages, improving demographics and, for non-urban healthcare opportunities, a large, chronically under-served market. We determined that the top-down trends and attractive cash flows of ambulatory surgical centers made this an area of particular interest. We determined that focusing on rural healthcare could represent a significant long-term opportunity for us.

Our portfolio was expected to consist of (i) majority interests in healthcare platforms or facilities, such as RHA, our ambulatory surgical center in San Diego, California and Southern Plains Medical Center, Inc., an Oklahoma corporation (“SPMC”) and (ii) equity positions in a diversified portfolio of minority interests in ambulatory surgical centers with a history of positive cash flows. In addition, we expect to selectively invest in business solutions providing financial and processing services to healthcare providers and physicians and in support of new treatment solutions.
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
In response to local market economic conditions including the expected impact of changes in healthcare law, during the Fiscal Year Ended September 30, 2010 we shifted our strategy and embarked upon initiatives to reorganize our operations. Our strategy transitioned away from majority ownership in healthcare delivery companies to a focus on healthcare management services and the financing of equipment and real estate used by healthcare entities. We will maintain or acquire minority ownership in selected healthcare delivery companies that complement our management services and financing activities. We will also invest in, acquire or partner with other companies that provide similar services in our markets.
In pursuit of this reorganization, we are divesting underperforming facilities and reducing or outsourcing administrative functions to better align cost structures and business volume. We have entered into a letter of intent to sell the Southern Plains Medical Clinic to a consortium of local healthcare services providers in Oklahoma, and we have also signed letters of intent with potential buyers for our other facilities in Oklahoma. Although we anticipate successful completion of these sales, there is no guarantee that these transactions will be completed. We continue to receive both solicited and unsolicited proposals from time to time for sales, joint-ventures, partnerships or combinations of approaches. We are always open to transactions that make good business sense relative to our strategic plan, provide an appropriate buyer or partners for the community in which the facility in question is located and creates a good opportunity for the employees working at those facilities.
RECENT DEVELOPMENTS
Johnson Memorial Hospital in Tishomingo, Oklahoma—Sale
On January 10, 2011, RHA Tishomingo, LLC, an Oklahoma limited liability company and an indirect subsidiary of ours, entered into an Asset Purchase Agreement to sell the hospital operations of Johnson Memorial Hospital in Tishomingo, Oklahoma to Mercy Tishomingo Hospital Corporation, an Oklahoma not-for-profit corporation. Also on January 10, 2011, we entered into an Agreement for Purchase and Sale of Real Property to sell the real estate and equipment of Johnson Memorial Hospital to RSE Enterprises, Inc., an Oklahoma corporation (together with the sale to Mercy Tishomingo Hospital Corporation, the “Tishomingo Transaction”). As part of the Tishomingo Transaction, the $1.13 million in USDA mortgage debt related to the facility was retired. In connection with the Tishomingo Transaction, RHA Tishomingo, LLC entered into an escrow agreement, pursuant to which RHA Tishomingo, LLC will hold in an escrow account approximately $500,000 in net sale proceeds after bank debt repayment. The escrowed funds will remain in the escrow account until such time as all representations, warranties and indemnifications under the Asset Purchase Agreement are fully satisfied. The gross proceeds in the transaction were $1.687 million in cash, plus retention of net accounts receivable of approximately $143,000. As part of the transaction, we expect to transition a significant portion of our back office operations in cooperation with the new owner. We may continue this co-back office arrangement temporarily or indefinitely, or we may opt to completely outsource these functions. We expect a wind-down of our corporate back office and revenue cycle management operations in Oklahoma City, Oklahoma in the Fiscal Year Ended September 30, 2011 in favor of another solution.
Local Management Changes in Oklahoma
On February 14, 2011, Tom Rice’s employment as President and Chief Operating Officer at Southern Plains Medical Group was terminated by mutual agreement. While Mr. Rice had an employment agreement and severance agreement, by mutual consent he accepted three months’ severance plus vesting of his stock options per the Company stock option plan terms. His resulting severance payments will begin once certain asset sales and the reorganization of the Oklahoma operations are completed.

Bridge Financing
During the fiscal year ended September 30, 2009 (the “Fiscal Year Ended September 30, 2009”), we entered into a bridge financing transaction (the “Bridge Financing”) which was consummated in three separate closings. On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note with SMP Investments I, LLC, a Michigan limited liability company (“SMP”), in the principal amount of $500,000 and (ii) a convertible promissory note with Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust, dated August 17, 2000 (“Ciabattoni”), in the principal amount of $1,000,000 (collectively, the “Bridge Notes”). SMP and Ciabattoni are each a “Bridge Lender” and are collectively referred to herein as the “Bridge Lenders.”
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
The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Bridge Notes. As of December 31, 2010, none of the Bridge Lenders has effected such a conversion.
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

On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (each, a “Second Bridge Lender” and together, the “Second Bridge Lenders”).
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
On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three promissory notes: (i) a convertible promissory note, dated as of March 31, 2009, with Frank Darras, Trustee of the Darras Family Trust (“Darras”), in the principal amount of $100,000 (the “Darras Note”); (ii) a convertible promissory note, dated as of March 31, 2009, with SFV, Inc., a California corporation (“SFV”), in the principal amount of $50,000 (the “SFV Note”) and (iii) a convertible promissory note, dated as of April 14, 2009, with NFS LLC/FMTC Rol IRA FBO Neal Katz (“Katz”), in the principal amount of $50,000 (the “Katz Note”) (collectively, the “Third Bridge Notes”). Darras, SFV and Katz are each a “Third Bridge Lender” and are collectively referred to herein as the “Third Bridge Lenders.”
The Darras Note and the SFV Note originally became due and payable on December 31, 2009, and the Katz Note originally became due and payable on January 14, 2010. The terms of each of the Third Bridge Notes contained an extension option to extend such notes for an additional three months at our discretion. We extended the Darras Note and the SFV Note under the terms of the respective options, and therefore are obligated to issue warrants to Darras and SFV as follows: (i) to Darras, 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; and (ii) to SFV, 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. We extended the Katz Note under the terms of an extension option contained in the Katz Note. By exercising this option, we are required to issue warrants to Katz to purchase an aggregate of 20,833 shares, 12,500 shares of which will be issued at an exercise price of $0.50 per share and 8,333 shares of which will be issued at an exercise price of $0.75 per share. The new due dates for the Third Bridge Notes, pursuant to the extension option, were March 31, 2010 for each of the Darras Note and the SFV Note and April 14, 2010 for the Katz Note. The Third Bridge Lenders have agreed to an additional extension period for the Third Bridge Notes ranging from eighteen to thirty-six months from the March 31, 2010 and April 14, 2010 due dates and also agreed to a reduction in the annual interest rate from 16% to 10%.

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
The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note amounted to $291,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the fiscal quarter ended December 31, 2010 and December 31, 2009 was $0 and $359,000, respectively.
RESULTS OF OPERATIONS
MATERIAL CHANGES IN RESULTS OF OPERATIONS
DISCONTINUED OPERATIONS
On January 10, 2011 we completed the Tishomingo Transaction. As of December 31, 2010, the assets of the Tishomingo operation have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified to discontinued operations, for all periods presented, the results of operations from the Tishomingo operation.
REVENUE
Revenue from services was $7.9 million for the three-month period ended December 31, 2010, compared to $9.4 million for the three-month period ended December 31, 2009, representing a decrease of $1.5 million, or (16.0%). This decrease is driven by a $0.8 million (47%) decrease in revenue at our Del Mar Ambulatory Surgical Center, which is the result of a 43% decrease in surgical cases. Patient days decreased 7% at our critical access hospitals, which contributed to a revenue decrease of $0.7 million for the three-month period ended December 31, 2010 as compared to the three-month period ended December 31, 2009.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased by $1.3 million, from $8.7 million in the three-month period ended December 31, 2009 to $7.4 million in the three-month period ended December 31, 2010, representing a 15% decrease. This decrease is driven by a $0.8 million decrease in personnel costs at RHA related to staff reductions, elimination of certain employee benefits and the divestiture of the Chandler Clinic (the “Chandler Clinic”). Our outside services expenses decreased $0.3 million as the result of reduced usage of outside attorneys and other consultants. Expenses at our Del Mar Ambulatory Surgical Center decreased $0.2 million as a result of lower personnel and medical supply expenses resulting from lower surgical case volumes.

PROVISION FOR DOUBTFUL ACCOUNTS
Provision for doubtful accounts decreased to $1.0 million in the three-month period ended December 31, 2010 from $1.5 million in the three-month period ended December 31, 2009, representing a decrease of $0.5 million, or 33%. The decrease is primarily the result of reduced surgical case volume at our Del Mar Ambulatory Surgical Center.
OTHER INCOME
Other income was $19,000 for the three-month period ended December 31, 2010 and $436,000 for the three-month period ended December 31, 2009. This decrease is primarily due to $429,000 of insurance proceeds received for damages to one of our facilities in the three-month period ended December 31, 2009, while a corresponding amount was not received in the three-month period ended December 31, 2010. The insurance proceeds were a reimbursement for tornado damage at one of our critical access hospitals.
INTEREST EXPENSE
Interest expense decreased to $355,000 for the three-month period ended December 31, 2010, as compared to $684,000 for the three-month period ended December 31, 2009. This represents a decrease of $329,000, or 48%. The three-month period ended December 31, 2009 included expenses of $359,000 related to the amortization of points, debt discount and the beneficial conversion feature of the Bridge Financing. For the three-month period ended December 31, 2010, there was $0 expense related to the amortization of Bridge Financing points, discount or beneficial conversion feature.
BASIC WEIGHTED-AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
The weighted average number of shares of Common Stock outstanding was 15,049,507 and 14,182,308 for the three-month periods ended December 31, 2010 and December 31, 2009, respectively. The weighted average number of shares increased as a result of the sale of additional Common Stock and the exercise of warrants to purchase shares of Common Stock.
MATERIAL CHANGES IN FINANCIAL CONDITION — AT DECEMBER 31, 2010, COMPARED TO SEPTEMBER 30, 2010:
CASH AND CASH EQUIVALENTS
As of December 31, 2010, cash and cash equivalents totaled $807,000, a decrease of $855,000 when compared with the $1,662,000 on hand at September 30, 2010. This represents a decrease of 51%. This decrease in cash and cash equivalents was a result of $355,000 net cash used in operating activities and $347,000 of repayment of notes payable.
ACCOUNTS RECEIVABLES
As of December 31, 2010, accounts receivables, net of allowances for contractual discounts and uncollectible accounts totaled $3.5 million, a decrease of $0.1 million from $3.6 million at September 30, 2010. This represents a change of 3%, which reflects normal billing and collection activity.
PREPAID EXPENSES
As of December 31, 2010, prepaid expenses totaled $374,000, an increase of $252,000 from $122,000 at September 30, 2010. This represents a change of 207% and arose primarily from the prepayment of insurance premiums for the Fiscal Year ended September 30, 2011.

OTHER CURRENT ASSETS
As of December 31, 2010, other current assets totaled $1.0 million, an increase of $0.1 million from $0.9 million at September 30, 2010. This represents an increase of 11.1% and arose primarily from a $0.1 million deposit placed by our Del Mar Ambulatory Surgery Center.
ACCOUNTS PAYABLE
As of December 31, 2010, accounts payable totaled $4.9 million, compared to $4.1 million at September 30, 2010. This represents an increase of $0.8 million, or 19.5%. This increase is the result of cash conservation initiatives.
ACCRUED EXPENSES
As of December 31, 2010, accrued expenses totaled $3.2 million, compared to $3.3 million at September 30, 2010. This represents a decrease of $0.1 million, or 3.0%. This decrease is primarily attributable to a decrease in the liability for employee benefits expenses RHA.
LONG-TERM DEBT
Long-term debt decreased $0.5 million from $17.7 million at September 30, 2010 to $17.2 million at December 31, 2010. This decrease reflects amortization from scheduled note payments and the extinguishment of a $150,000 note resulting from the sale of the Chandler Clinic.
INFLATION
In the Fiscal Year Ended September 30, 2010 and the Fiscal Year Ended September 30, 2009, inflation and changing prices have had a net neutral impact on our revenues, expenses and income from continuing operations. We expect future payment contracts from third parties and future supplies and cost of operations to increase or decrease proportionally in the future.
OTHER EVENTS
We are not aware of any trends, events or uncertainties that will result in a material change in our results of operations.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents totaled $0.8 million as of December 31, 2010, compared to $1.7 million at September 30, 2010, a decrease of $0.9 million. This decrease is primarily due to operating deficits that required the use of cash. As of December 31, 2010 we had a working capital deficit of $4.5 million compared with a working capital deficit of $3.1 million at September 30, 2010. The working capital decrease was primarily a result of operating losses during the three-month period ended December 31, 2010 and the usage of cash to make scheduled payments on notes payable. As of December 31, 2010, we had a stockholders’ deficit of $16.7 million, as compared to a stockholders’ deficit of $15.3 million as of September 30, 2010. The increase in stockholders’ deficit arose from operating losses.
During the three-month period ended December 31, 2010 there was $0 cash provided by (used in) investing activities as compared with net cash used of $0.1 million in the three-month period ended December 31, 2009 primarily for the purchase of property, plant and equipment.

Cash used in financing activities totaled $0.5 million in the three-month period ended December 31, 2010, as compared with $0.2 million generated in the three-month period ended December 31, 2009. During the three-month period ended December 31, 2010, cash was used primarily toward the repayment of notes payable. During the three month period ended December 31, 2009, net notes payable repayment was more than offset by cash generated from the exercise of warrants to purchase Common Stock and the sale of Common Stock.
We have sustained operating losses since our inception and had an accumulated deficit of approximately $97.3 million as of December 31, 2010, as compared with an accumulated deficit of $95.7 million as of September 30, 2010. These losses have been funded principally through the issuance of preferred and common stock, the issuance of promissory notes and cash generated from operations.
We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources or the mix and relative cost of our capital resources.
OFF-BALANCE SHEET ARRANGEMENTS
None.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

Item 4.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report an evaluation was carried out by our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2010.
(b) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have a material effect on our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
None.

Item 1A.	RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2010, which could materially affect our business, financial condition or future results. We are currently unaware of any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2010; however, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

3.16	*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

Exhibit No.		Description
3.17	*
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

10.18	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated May 29, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 4, 2008)

Exhibit No.		Description
10.19	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 4, 2008)

10.20	*	Employment Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.21	*	Form of Option Grant Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.22	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated September 8, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on September 12, 2008)

10.23	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on September 12, 2008)

10.24	*	Employment Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.25	*	Option Grant Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.26	*
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

First Physicians Capital Group, Inc. (Registrant)
Date: February 22, 2011	By:	/s/ David Hirschhorn
David Hirschhorn
Chief Executive Officer (Principal Executive Officer)

Date: February 22, 2011		/s/ Sean Kirrane
Sean Kirrane
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.		Description

2.1	*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1	*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2	*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3	*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4	*
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

Exhibit No.		Description
3.13	*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.14	*
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

4.9	*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.10	*	Amended and Restated Articles of Organization of Rural Hospital Acquisition LLC (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

Exhibit No.		Description
4.11	*	Amended and Restated Operating Agreement Rural Hospital Acquisition LLC (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.12	*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

10.1	*	Form of First Group Notes (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.2	*	Form of Second Group Notes (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.3	*	Form of First Group Warrants (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.4	*	Form of Second Group Warrants (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on November 2, 2007)

10.5	*	Form of Limited Guaranty by Tri-Isthmus Group, Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.6	*	Employment Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.7	*	Option Agreement of Dennis M. Smith, dated effective as of October 10, 2007 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 21, 2007)

10.8	*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.9	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.10	*	Form of Warrant issued to SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 26, 2008)

10.11	*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.12	*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.13	*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.14	*	Agreement and Plan of Merger, dated April 24, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 30, 2008)

10.15	*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

Exhibit No.		Description
10.16	*	Form of Warrant issued to each of SMP Investments I, LLC and Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.17	*
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