Form 10-Q
period 2011-03-31
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of March 28, 2014	23,909,507

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Section 13(a) of the Securities Exchange Act of 1934, the Registrant is filing this Form 10-Q for the Fiscal Quarter Ended March 31, 2011 concurrently with Form 10-Q’s for the Fiscal Quarters Ended June 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011, September 30, 2012 and September 30, 2013.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	March 31, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$798	$535
Accounts receivable, net of allowance for uncollectible accounts	115	38
Prepaid expenses	265	47
Other current assets	185	186
Assets of discontinued operations	4,729	5,738

Total current assets	6,092	6,544
Property and equipment, net	45	58
Other assets	311	332
Non current assets discontinued operations	16,308	18,796

Total assets	$22,756	$25,730

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$577	$418
Accrued expenses	1,125	1,150
Current maturities of long term debt	2,550	1,022
Liabilities of discontinued operations	8,571	7,671

Total current liabilities	12,823	10,261
Long term debt, net of current portion	8,070	9,391
Non-current liabilities of discontinued operations	8,115	10,056

Total liabilities	29,008	29,708

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of March 31, 2011 and September 30, 2010)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as March 31, 2011 and September 30, 2010)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of March 31, 2011 and September 30, 2010)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of March 31, 2011 and September 30, 2010)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of March 31, 2011 and September 30, 2010)	153	153
Additional paid-in-capital	79,731	79,235
Accumulated deficit	(98,436)	(95,666)
Treasury stock, at cost (149,744 shares as of March 31, 2011 and September 30, 2010)	(104)	(104)

Total stockholders’ deficit:	(18,656)	(16,382)

Total liabilities, preferred stock and stockholders’ deficit	$22,756	$25,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	March 31, 2011	March 31, 2010
Net revenue from services	$188	$251
Cost and expenses:
Selling, general and administrative expenses	1,176	1,757
Depreciation and amortization	7	7

Total costs and expenses	1,183	1,764

Operating loss	(995)	(1,513)
Other income (expense):
Other income	1	7
Interest expense	(131)	(324)

Total other expense	(130)	(317)
Net loss from operations before taxation and non-cash beneficial conversion feature	(1,125)	(1,830)
Non-cash beneficial conversion feature preferred dividend	—	(1)

Net loss from continuing operations	$(1,125)	$(1,831)

Net income (loss) from discontinued operations, net of income taxes (including net loss on disposal of assets of $119 and $0 in 2011 and 2010, respectively. See Note 2. “Discontinued Operations”)	28	(863)

Net loss	$(1,097)	$(2,694)

Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$(0.07)	$(0.12)
Discontinued operations	0.00	(0.06)

Total basic and diluted loss per share of common stock	$(0.07)	$(0.18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Six months ended
	March 31, 2011	March 31, 2010
Net revenue from services	$541	$521
Cost and expenses:
Selling, general and administrative expenses	2,582	3,677
Depreciation and amortization	13	14

Total costs and expenses	2,595	3,691

Operating loss	(2,054)	(3,170)
Other income (expense):
Other income	3	10
Interest expense	(207)	(801)

Total other expense	(204)	(791)
Net loss from operations before taxation and non-cash beneficial conversion feature	(2,258)	(3,961)
Non-cash beneficial conversion feature preferred dividend	—	(48)

Net loss from continuing operations	$(2,258)	$(4,009)

Net loss from discontinued operations, net of income taxes (including net loss on disposal of assets of $119 and $0 in 2011 and 2010, respectively. See Note 2. “Discontinued Operations”)	(512)	(849)

Net loss	$(2,770)	$(4,858)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.15)	$(0.27)
Discontinued operations	(0.03)	(0.06)

Total basic and diluted loss per share of common stock	$(0.18)	$(0.33)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net loss	$(2,770)	$(4,858)
Net loss from discontinued operations	(512)	(849)

Net loss from continuing operations	(2,258)	(4,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13	14
Bad debt provision	7	4
Amortization of stock-based compensation	496	546
Amortization of debt discount	—	522
Changes in working capital components:
Accounts receivable	(84)	(24)
Prepaid expenses	(218)	(272)
Other assets	22	(299)
Accounts payable	159	24
Accrued expenses	(25)	(313)

Net cash used in operating activities	(1,888)	(3,807)
Net cash provided by discontinued operations’ operating activities	1,894	1,374

Net cash provided by (used in) operating activities	6	(2,433)
Cash flows from investing activities:
Decrease in restricted cash	—	1,523

Net cash provided by investing activities	—	1,523
Net cash provided by (used in) discontinued operations’ investing activities	525	(116)

Net cash provided by investing activities	525	1,407
Cash flows from financing activities:
Proceeds from long term debt	350	—
Payments on long term debt	(143)	(64)
Issuance of common stock	—	100
Proceeds from exercise of stock warrants	—	473
Issuance of preferred stock Series 5-A, net of costs	—	13
Issuance of preferred stock Series 6-A, net of costs	—	43

Net cash provided by financing activities	207	565
Net cash provided by (used in) discontinued operations’ financing activities	(475)	841

Net cash provided by (used in) financing activities	(268)	1,406

Net increase in cash and cash equivalents	263	380
Cash and cash equivalents at beginning of year	535	1,192

Cash and cash equivalents at end of quarter	$798	$1,572

Supplemental cash flow information:
Cash paid for interest	$235	$129
Cash paid for taxes	—	—
Non-cash transactions:
Warrants issued in conjunction with bridge financing	$—	291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of March 31, 2011 and September 30, 2010 and for the three-month and six-month periods ended March 31, 2011 and March 31, 2010, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 14, 2011, and any amendments thereto, for the Fiscal Year Ended September 30, 2010 (the “Fiscal Year Ended September 30, 2010”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

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

Future Funding

We have sustained operating losses since inception and had an accumulated deficit of approximately $98.4 million as of March 31, 2011. This deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.

At March 31, 2011, we had current liabilities of $12.8 million and current assets of $6.1 million.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Revenue Recognition

The Company has contracted billing rates for its management services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of allowances based on expected collections, which includes the provision for doubtful accounts, to arrive at net revenues. Net revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections.

The following table shows gross revenues and allowances for the three and six months ended March 31, 2011 and 2010 (in thousands):

	Three months ended		Six months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Revenue from services	$189	$255	$548	$525
Allowances	(1)	(4)	(7)	(4)

Net Revenue	$188	$251	$541	$521

Allowances percentage	1%	2%	1%	1%

The Company computes its estimate of bad debt by taking into account collections received for the services performed and also estimating amounts collectible for the services performed within the last twelve months.

2. Discontinued Operations

On January 10, 2011, RHA Tishomingo, LLC, an indirect subsidiary of ours, entered into an asset purchase agreement to sell the hospital operations of Johnson Memorial Hospital in Tishomingo, Oklahoma to Mercy Tishomingo Hospital Corporation. Also on January 10, 2011, we entered into an agreement for purchase and sale of real property to sell the real estate and equipment of Johnson Memorial Hospital to RSE Enterprises, Inc., (together with the sale to Mercy Tishomingo Hospital Corporation, the “Tishomingo Transaction”).

As part of the Tishomingo Transaction, the $1.13 million in USDA mortgage debt related to the facility was retired. The gross proceeds in the transaction were $1,687,000, consisting of $1,630,000 purchase price, $500,000 in cash and an additional $57,000 for medical supplies.

On January 31, 2011, RHA, and our wholly-owned subsidiaries, sold its owned hospital buildings and land in Stroud and Anadarko, Oklahoma to First Physicians Realty Group, a wholly owned direct subsidiary, for $10,324,000. As payment for the purchase, First Physicians Realty Group assumed the existing first mortgage debt of $6,625,000 and executed $3,699,000 of promissory notes payable to RHA.

Simultaneously with the sale of the land and buildings, RHA and its wholly-owned subsidiaries executed a twenty (20) year lease for the hospital facilities. The leases have been accounted by First Physicians Realty Group as direct financing leases and reflected as notes receivable in the accompanying Consolidated Balance Sheet subsequent to the April 1, 2011 sale of the owned hospitals.

On May 4, 2011 RHA entered into that certain Stock Purchase Agreement, dated May 4, 2011 (the “Cura SPA”), by and between RHA and with One Cura Wellness Inc. (“One Cura”) for the sale of RHA Anadarko, LLC, and RHA Stroud, LLC to One Cura (the “Cura Transaction”). Upon closing, RHA received two notes totaling $12,000,000 as consideration for the purchase. The notes have a term of ten (10) years and bear interest at a rate of 10%.

In conjunction with the Cura SPA, First Physicians Business Solutions, LLC (“FPBS”) a wholly owned direct subsidiary of the Company entered into management services agreements with RHA Anadarko and RHA Stroud to provide management services for an initial period of six and one half (6.5) years. Further, First Physicians Resources, LLC (“FPR”) a wholly owned direct subsidiary of the registrant entered into staff leasing agreements to provide staffing to RHA Anadarko and RHA Stroud for an initial term of one (1) year. Finally, First Physicians Realty Group, LLC (“FPRG”) a wholly owned direct subsidiary of the registrant entered into an Amended and Restated lease with RHA Anadarko and RHA Stroud to continue the lease of real property associated with the hospitals owned by RHA Anadarko and RHA Stroud.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On July 13, 2011, Rural Hospital Acquisition, LLC (“RHA”) entered into a Stock Purchase Agreement, dated July 13, 2011 (the “SPMC SPA”), by and between RHA and Southern Plains Associates II, LLC (“SPA II”), and that certain Asset Purchase Agreement, dated July 13, 2011 (the “SPMC APA”), by and between RHA and SPA II, for the sale of (i) SPMC and (ii) the medical records associated with SPMC, respectively. As consideration for the sale, RHA received two notes totaling $2,150,000. The notes have a term of ten (10) years and bear interest at a rate of 5%. In addition, SPA II delivered to RHA a buyer’s Members’ guarantee and a company guarantee.

In conjunction with the stock sale/purchase agreement, SPA and Capital Investors of Oklahoma, LLC entered into a Real Estate Purchase Agreement with the SPMC buyer for the purchase/sale of the SPMC real estate. As consideration for the purchase/sale of the SPMC real estate the buyer assumed the existing mortgage on the property and caused the lender to release all guarantees of the mortgage by us. At closing the mortgage had a remaining principal balance of $4,560,982. The SPMC buyer also assumed four equipment loans from the company with a remaining principal balance of $121,471 and bearing interest rates of 6.75%.

Following the SPMC real estate sale, all assets of SPA were liquidated and SPA immediately ceased operations.

On September 15, 2011, First Physicians Capital Group, Inc. (“FPCG”), entered into a Stock Purchase Agreement, dated September 15, 2011 (the “DEL MAR SPA”) by and between Del Mar Gen Par, Inc. (“DGP”), Del Mar Acquisition, Inc. (“DMA”, and together with FPCG and DGP, the “Seller”), and Surgical Center Management, Inc. (the “Management Company”), IHM Del Mar, LLC (“IHM”), and several individuals (together with IHM, each a “Purchaser” and collectively the “Purchasers”) for the sale of Outpatient Surgery of Del Mar, L.L.C. (“DEL MAR”). Prior to the sale, FPCG held 53.54% of the member units of DEL MAR. As consideration for the sale, FPCG received two payments, consisting of $250,000, paid prior to closing as an initial deposit, and $500,000 paid at closing, for total consideration of $750,000. An additional “earnout” payment of $243,735, payable upon meeting certain milestone was not received.

As of March 31, 2011, the operating assets of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified the results of operations of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, Del Mar Point Loma, and SPA for all periods presented, to discontinued operations.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The results of discontinued operations for the three and six months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Net revenue from services	$6,233	$8,332	$13,474	$16,707
Costs and expenses:
Selling, general and administrative expenses	5,452	8,354	12,485	16,427
Depreciation and amortization	302	344	647	656

Total costs and expenses	5,754	8,698	13,132	17,083
Operating income (loss)	479	(366)	342	(376)
Other income (expense):
Other income	1	11	18	444
Interest expense	(192)	(192)	(492)	(421)
Non-controlling interests	(141)	(316)	(261)	(496)

Gain (loss) before income taxes	147	(863)	(393)	(849)
Taxation	—	—	—	—

Total discontinued operations	$147	$(863)	$(393)	$(849)

3. Net Loss Per Share

	Three months ended (in thousands)		Six months ended (in thousands)
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Numerator for basic and diluted earnings (loss) per share:
Net loss attributable to continuing operations	$(1,125)	$(1,831)	$(2,258)	$(4,009)
Net income (loss) attributable to discontinued operations	28	(863)	(512)	(849)
Denominator for basic and diluted earnings (loss) per share — weighted average shares	15,049,507	15,005,446	15,049,507	14,589,354
Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$(0.07)	$(0.12)	$(0.15)	$(0.27)
Discontinued operations	0.00	(0.06)	(0.03)	(0.06)

Total basic and diluted loss per share of common stock	$(0.07)	$(0.18)	$(0.18)	$(0.33)

Since we had a net loss for the three and six month periods ended March 31, 2011 and 2010, stock options outstanding to purchase 8,116,184 and 8,587,680 common shares as of March 31, 2011 and 2010 respectively, and warrants outstanding to purchase 4,731,513 and 14,274,213 common shares as of March 31, 2011 and 2010 respectively, were excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Additionally, for the three and six month periods ended March 31, 2011 and 2010, the following potential common shares outstanding are also excluded from the computation of diluted net loss per share as their effect is anti-dilutive: 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares and 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2011	September 30, 2010
Gross patient accounts receivable	$585	$474
Reserves for bad debt	(429)	(422)
Reserves for contractual allowances	(41)	(14)

Patient accounts receivable, net	$115	$38

5. Other Current Assets

Other current assets consisted of the following (in thousands):

	March 31, 2011	September 30, 2010
Other current assets:
Deposits	$4	$4
Other receivables	181	182

Total other assets	$185	$186

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2011	September 30, 2010
Property and equipment:
Furniture, fixtures and medical equipment	$130	$130
Accumulated depreciation	(85)	(72)

Property and equipment, net	$45	$58

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

On February 11, 2009, in addition to the issuance of the Bridge Notes, we issued four warrants to purchase Common Stock to the Bridge Lenders as follows: (i) a warrant issued to SMP for the purchase of up to 375,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance; (ii) a warrant issued to SMP for the purchase of up to 250,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance; (iii) a warrant issued to Ciabattoni for the purchase of up to 750,000 shares of Common Stock at an initial exercise price of $0.50 per share and exercisable for a period of three years from the date of issuance and (iv) a warrant issued to Ciabattoni for the purchase of up to 500,000 shares of Common Stock at an initial exercise price of $0.75 per share and exercisable for a period of three years from the date of issuance. These warrants were allowed to expire, unexercised.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Each Bridge Note originally became due and payable on November 6, 2009. We extended these notes under the terms of an extension option contained in the Bridge Notes. Pursuant to the terms of the extension option, we were required to issue warrants to the Bridge Lenders to purchase shares of Common Stock in the following amounts: (i) to SMP, 125,000 shares at a price of $0.50 per share, and 83,333 shares at a price of $0.75 per share and (ii) to Ciabattoni, 250,000 shares at a price of $0.50 per share, and 166,667 shares at a price of $0.75 per share. All of the warrants issued were exercisable for a period of twenty-six months from the date of issuance, and were allowed to expire unexercised. The new due date of the Bridge Notes pursuant to the extension option was February 6, 2010. We were to repay the unpaid principal of each Bridge Note on this date, together with accrued and unpaid interest of 16%.

The Bridge Lenders initially agreed to extensions as follows: the maturity date of the promissory note held by SMP, in the principal amount of $500,000, is extended to August 6, 2011; the maturity date of the promissory note held by Ciabattoni, in the principal amount of $1,000,000, is extended to February 6, 2013. Effective February 1, 2010, the interest rate was changed from 16% to 10% per annum for the Bridge Notes. As further discussed in Note 16. to the financial statements in this Form 10-K, “Subsequent Events”, each 2009 Bridge Lender agreed to extend the maturity date(s) of their respective Bridge Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014.

The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Notes. As of March 31, 2011, none of the Bridge Lenders has effected such a conversion.

On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (the “Second Bridge Lenders”). Subsequent to this second closing, Anthony J. Ciabattoni, holder of the $1,000,000 Bridge note from the first round of Bridge Financing, assumed three of the Second Bridge Notes, for a total of $100,000.

Each Second Bridge Note originally became due and payable on December 3, 2009, unless the maturity date is extended pursuant to the terms of an extension option. The Second Bridge Notes included a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. As of March 31, 2011, none of the Second Bridge Lenders has effected such a conversion.

We extended the Second Bridge Notes for an additional three months under the terms of the extension option contained in the Second Bridge Notes. Upon exercising this option, we were required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share and 83,333 shares of which will be issued at an exercise price of $0.75 per share. These warrants were allowed to expire, unexercised. The new due date for the Second Bridge Notes pursuant to the extension option was March 3, 2010. The Second Bridge Lenders agreed to an additional extension period for the Second Bridge Notes ranging from eighteen to thirty-six months from the March 3, 2010 due date and also agreed to a reduction in the annual interest rate from 16% to 10%. As further discussed in Note 11 of the financial statements in this Form 10-Q, “Subsequent Events”, each of the Second Bridge Lenders agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009, with Frank Darras, Trustee of the Darras Family Trust (“Darras”), in the principal amount of $100,000 (the “Darras Note”); (ii) a convertible promissory note, dated as of March 31, 2009, with SFV, Inc., a California corporation (“SFV”), in the principal amount of $50,000 (the “SFV Note”) and (iii) a convertible promissory note, dated as of April 14, 2009, with NFS LLC/FMTC Rol IRA FBO Neal Katz (“Katz”), in the principal amount of $50,000 (the “Katz Note”) (each, a “Third Bridge Note” and collectively, the “Third Bridge Notes”). Darras, SFV and Katz are each a “Third Bridge Lender” and are collectively referred to herein as the “Third Bridge Lenders.” Of the total Bridge Financing, $1,600,000 was considered a related party transaction.

The Darras Note and the SFV Note originally became due and payable on December 31, 2009 and the Katz Note originally became due and payable on January 14, 2010. The terms of each of the Third Bridge Notes contained an extension option to extend such notes for an additional three months at our discretion. We extended the Darras Note and the SFV Note under the terms of the respective options, and therefore were obligated to issue warrants to Darras and SFV as follows: (i) Darras — 25,000 shares at an exercise price of $0.50 per share, and 16,667 shares at an exercise price of $0.75 per share; (ii) SFV — 12,500 shares at an exercise price of $0.50 per share, and 8,333 shares at an exercise price of $0.75 per share. We extended the Katz Note under the terms of an extension option contained in the Katz Note. By exercising this option, we were required to issue warrants to Katz to purchase an aggregate of 20,833 shares, 12,500 shares of which will be issued at an exercise price of $0.50 per share and 8,333 shares of which will be issued at an exercise price of $0.75 per share. All of the Third Bridge Note extension warrants were allowed to expire, unexercised.

The new due dates for the Third Bridge Notes, pursuant to the extension option, was March 31, 2010 for each of the Darras Note and the SFV Note and April 14, 2010 for the Katz Note. The Third Bridge Lenders agreed to an additional extension period for the notes ranging from eighteen to thirty-six months from the March 31, 2010 and April 14, 2010 due dates and also agreed to a reduction in the annual interest rate from 16% to 10%. As further discussed in Note 11. of the accompanying financial statements in this Form 10-Q, “Subsequent Events”, each Third Bridge Lender agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014.

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

The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note amounted to $291,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes the Darras Note, the SFV Note and the Katz Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the Fiscal Quarters Ended March 31, 2011 and 2010 amounted to $0 and $522,000, respectively.

All of the promissory notes under the Bridge Financing include a provision granting the lenders, to the extent that the lenders holding notes representing a majority of the aggregate outstanding principal amount of the notes agree, demand registration rights with respect to the resale of the shares of Common Stock that would be issuable upon conversion of the notes, which rights vest thirty six (36) months after the date of issuance of the Bridge Financing notes. The registration statement would be prepared by us at our expense and filed on Form S-1 or other appropriate form and, once declared effective, allow the registered securities to be sold on a continuous basis and we will keep the registration statement continuously effective until certain conditions are met which would allow us to stop maintaining its effectiveness.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the Fiscal Year Ended September 30, 2012, $750,000 of the Bridge Financing was repaid. Of the $750,000 paid, $75,000 and $175,000 was paid to SMP Investments I, LLC, and Anthony J. Ciabattoni respectively, both of which are considered related party transactions. As of March 31, 2011, $2,200,000 of the 2009 Bridge Financing remains outstanding.

8. Long-term Debt

Long-term debt as of consists of the following (in thousands):

	March 31, 2011	September 30, 2010
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$3,316	$3,365
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,254	3,348
Note payable, 5% interest payable quarterly, matures on or before December 11, 2011	1,500	1,500
Bridge notes payable, 10% interest, matures on or before June 2014	2,200	2,200
Note payable, 9% interest per annum and matures in February 2016	350	—

Total	10,620	10,413

Less current maturities of long term debt	(2,550)	(1,022)

Total long term debt	$8,070	$9,391

The following chart shows scheduled principal payments due, as of March 31, 2011, on long-term debt for the next five years and thereafter (in thousands):

March 31,	Payments
2012	$2,550
2013	1,763
2014	442
2015	424
2016	457
Thereafter	4,984

Total	$10,620

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. Warrants

Outstanding exercisable warrants consisted of the following as of March 31, 2011:

	Remaining	Exercise
Description	Life	Price	Warrants
July 16, 2007 Preferred Stock Series 5-A warrants issued to investor	15 months	$0.45	50,000
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	23 months	0.5	436,250
February 6, 2009 warrants issued in connection with notes payable	10 months	0.5	1,125,000
February 6, 2009 warrants issued in connection with notes payable	10 months	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	11 months	0.5	375,000
March 16, 2009 warrants issued issued to Medical Advisory Board	12 months	0.625	125,000
March 3, 2009 warrants issued in connection with notes payable	11 months	0.75	250,000
March 31, 2009 warrants issued in connection with notes payable	12 months	0.5	112,500
March 31, 2009 warrants issued in connection with notes payable	12 months	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	12 months	0.5	37,500
April 14, 2009 warrants issued in connection with notes payable	12 months	0.75	25,000
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	3 years	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	3 years	0.63	150,000
October 19, 2009 Preferred Stock Series 5-A warrants issued to investor	7 months	0.5	25,800
October 19, 2009 Preferred Stock Series 6-A warrants issued to investor	7 months	0.5	4,200
November 6, 2009 warrants issued in connection with notes payable	10 months	0.5	375,000
November 6, 2009 warrants issued in connection with notes payable	10 months	0.75	250,000
December 3, 2009 warrants issued in connection with notes payable	11 months	0.5	125,000
December 3, 2009 warrants issued in connection with notes payable	11 months	0.75	83,331
December 2, 2009 warrants issued in connection with issuance of common stock	11 months	0.5	60,000
December 14, 2009 Preferred Stock Series 6-A warrants issued to investor	9 months	0.5	3,600
December 31, 2009 warrants issued in connection with notes payable	12 months	0.5	37,500
December 31, 2009 warrants issued in connection with notes payable	12 months	0.75	24,999
January 14, 2010 warrants issued in connection with notes payable	9 months	0.5	12,500
January 14, 2010 warrants issued in connection with notes payable	9 months	0.75	8,333

			4,731,513

A summary of our stock warrant activity and related information at March 31, 2011 and September 30, 2010 is as follows:

	Number of Shares of Common Stock		Weighted-Average Exercise Price Per Share
	Six months ended March 31, 2011	Fiscal Year Ended September 30, 2010	Six months ended March 31, 2011	Fiscal Year Ended September 30, 2010
Warrants outstanding at beginning of the period	7,949,013	14,459,635	$0.51	$0.49
Issued	—	1,010,263	$—	$0.59
Exercised	—	(1,105,685)	$—	$0.46
Cancelled or expired	(3,217,500)	(6,415,200)	$0.38	$0.50

Warrants outstanding at end of the period	4,731,513	7,949,013	$0.58	$0.51

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. Stock Options

The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	Six months ended March 31, 2011	Fiscal Year ended September 30, 2010	Six months ended March 31, 2011	Fiscal Year ended September 30, 2010
Options outstanding at beginning of the period	8,659,082	8,249,002	$0.62	$0.59
Granted
— at above fair market value	—	650,000	—	0.63
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(542,898)	(239,920)	0.62	0.65

Options outstanding at end of the period	8,116,184	8,659,082	$0.62	$0.62

Options vested/exercisable at end of the period	3,526,643	3,689,541	$0.60	$0.60

The following summarizes information for stock options outstanding as of March 31, 2011:

Exercise price	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life
$0.40	360,000	$0.40	2.8
$0.63	7,756,184	$0.63	3.6

11. Subsequent Events

2011 Bridge Financing

During the Fiscal Year Ended September 30, 2011, we entered into bridge financing transactions (the “2011 Bridge Financing”) where we entered into ten promissory notes, in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). We received the 2011 Bridge Financing in multiple installments as follows: $674,400, $549,600, $360,000, and $100,000 in August, September, November, and December of 2011, respectively, and $350,000 in January 2012. Each bridge note has attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. Of the total 2011 Bridge Financing, $1,559,000 was considered a related party transaction. The warrants were issued January 1, 2014.

Each 2011 Bridge Note originally became due and payable in September 2012. Each 2011 Bridge Lender agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014. The 2011 Bridge Notes, less accumulated interest, were paid off entirely in Fiscal Year Ended September 30, 2013.

2012 Bridge Financing

Beginning in February 2012, we entered into a staggered bridge financing transaction (the “2012 Bridge Financing”) whereby we entered into three promissory notes, in the aggregate principal amount of $1,279,000 (the “2012 Bridge Notes”), with three investors (the “2012 Lenders”) with maturity dates of June 30, 2014. The 2012 Bridge Loans funded as follows; $340,000, $320,000, $390,000 and $229,000 in February, March, April, and May of 2012 respectively. Each bridge note has attached warrants to purchase an aggregate of 4,092,800 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. The warrants were issued January 1, 2014. All of the 2012 Bridge Financing was considered a related party transaction. The 2012 Bridge Notes were paid in full in the Fiscal Year Ended September 30, 2013.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2013 Bridge Financing

Beginning in November 2013, we entered into a staggered bridge financing transaction (the “2013 Bridge Financing”) whereby we entered into four (4) promissory notes, with interest of 10% per annum, in the aggregate principal amount of $650,000 (the “2013 Bridge Notes”), with 4 investors, each note maturing June 30, 2014. The 2013 Bridge Loans funded as follows; $450,000 and $200,000 in November 2013 and January 2014, respectively. Three of the investors, SMP Investments I, LLC (SMP), Anthony J. Ciabottoni, and William Houlihan each hold a 10% or greater voting interest and are considered related parties. The fourth investor, Blue Ridge Investments, LLC is wholly owned by Richardson Sells, a member of the Board, and is therefore also considered a related party. The four lenders contributed $300,000, $125,000, $125,000, and $100,000, respectively.

Bridge Note Extensions

In January 2014, each 2011 Bridge Lender (see Note 7. “Bridge Financing”) agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June 2014. Also in January 2014, each 2009 Bridge Lender (see Note 7. “Bridge Financing”) agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June 2014. Three of the Bridge Lenders, SMP, Anthony Ciabattoni, and William A. Houlihan each hold a 10% or greater voting interest and are considered related parties to this transaction.

In addition, as part of the 2009 Bridge Notes extensions, and subsequent to the Fiscal Quarter Ended March 31, 2011, the Company issued “penny” warrants to SMP Investments I, LLC for the purchase of up to 8,500,000 shares of Common Stock at an initial exercise price of $0.01 per share and exercisable for a period of five years from the date of issuance. SMP was one of the original 2009 Bridge Financing lenders. SMP holds a 10% or greater voting interest and is considered a related party. In March 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000. The $85,000 proceeds were received by the company in Fiscal Year 2013, and were recorded as a liability until such time as the Company was able to accept the warrants.

Series 5-A and 6-A Convertible Preferred Stock Waiver

In February 2014, a majority of the Series 5-A Convertible Preferred Stock and Series 6-A Convertible Preferred Stock holders consented to waive their rights to demand registration. As a result of the majority consent, demand registration rights for all of the stockholders of the two classes of stock were waived.

Warrant Exercise

In March 2014, we accepted two warrant exercises in the amount of 150,000 and 210,000 shares of Common Stock, at an exercise price of $0.625 and $0.50 per share respectively, for an aggregate purchase price of $198,000 from two investors. The $198,000 proceeds had been received by the company in Fiscal Year 2011, and were recorded as a liability until such time as the Company was able to accept the warrants.

Warrant Issuance

The 2011 Bridge Financing had attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. These warrants were issued January 1, 2014. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and are considered related parties to this transaction and received in aggregate 1,746,080 of the warrants.

The 2012 Bridge Financing had attached warrants to purchase an aggregate of 4,092,800 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. These warrants were issued January 1, 2014. The 2012 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan each hold a 10% or greater voting interest and are considered related parties to this transaction.

Series 7-A Convertible Preferred Stock

On December 5, 2013, the Company filed a Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock authorizing the issuance of up to 7,000 Series 7-A Convertible Preferred Stock. As part of the consideration for entering into the 2011 Bridge Financing, all of the 2011 Bridge Lenders were granted the option to convert their current holdings if any, of Series 5-A Preferred Convertible Stock, 6-A Preferred Convertible Stock and Common Stock (collectively the “Exchanged Securities”), into Series 7-A Convertible Preferred Stock. Upon election to convert, each lender would receive the number of Series 7-A Convertible Preferred Stock equal to the initial consideration paid for their Exchanged Securities divided by $1,000. In connection with the conversion, each 2011 Bridge Lender shall receive warrants to purchase a number of shares of Common Stock of the Company in an amount equal to 1,120 multiplied by the aggregate number of shares of Series 7-A Preferred issued. Such issued warrants shall have an exercise price of $0.3125, and shall expire five years from date of issuance. The Company has received notification from all the 2011 Bridge Lenders of their intent to convert, as appropriate, their holdings of Exchanged Securities to Series 7-A Convertible Preferred Stock, which will result in the issuance of an aggregate of 5,998 Series 7-A Preferred Stock and warrants to purchase 6,717,760 shares of Common Stock. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and will be considered related parties to this transaction.

Litigation

In June 2011, the Company vacated office space in Oklahoma City, Oklahoma prior to the expiration of the lease, at which time the landlord proceeded with litigation to collect outstanding lease payments. In December 2013, both parties entered into a settlement agreement under which the Company agreed to make a one-time payment of $65,000 in full satisfaction of all amounts due under the lease terms.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In August 2011, the holder of the $1.5 million note payable and 4.25 million of the Company’s outstanding common stock, filed a law suit for performance and repayment of the loan. In December 2011, in full settlement of the lawsuit and satisfaction of the $1.5 million note payable, the lender accepted assignment and receipt of the $2.15 million notes receivable the Company had received in July 2011 as consideration for the sale of the SPMC medical records, and cash totaling $91,000. Additionally, as part the settlement, the lender agreed to transfer the 4.25 million common stock back to the Company.

Change in Management

Effective November 18, 2013, David Hirschhorn resigned (i) as Chief Executive Officer, Chairman of the Board of Directors (the “Board”) and as a member of the Board of First Physicians Capital Group, Inc., a Delaware corporation (the “Registrant”), and (ii) from any and all other positions and in all other capacities in which he served as an officer or director of the Registrant or any of the Registrant’s subsidiaries. Mr. Hirschhorn had no disagreements with the Registrant on any matter related to the Registrant’s operations, policies or practices.

On November 21, 2013, the Board appointed Sean J. Kirrane to the position of Chief Executive Officer of the Registrant, to serve until his successor is duly appointed and qualified or until his earlier resignation or removal. Mr. Kirrane has no family relationship with any officer or director of the Registrant or any of its subsidiaries.

Asset Dispositions

On May 4, 2011, we completed the RHA-“One Cura” transaction in which we sold RHA Anadarko LLC, and RHA Stroud LLC, and on July 13, 2011, we completed the RHA –SPA II transactions in which we sold SPMC and SPA (See Note 2 in this Form 10-Q).

On September 15, 2011, we completed the DEL MAR SPA transaction in which we sold our 53% interest in Outpatient Surgery of Del Mar, L.L.C., (See Note 2 in this Form 10-Q).

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”).

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements that may be subject to protection under the Private Securities Litigation Reform Act of 1995 and such statements should not be unduly relied upon. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to obtain ongoing financing, manage our cash resources, control expenses and continue as a going concern;

•	impact of our indebtedness on our ability to invest in the ongoing needs and growth of our business;

•	significant past operating losses, potential future losses and limited ongoing revenue;

•	changes in government regulation, particularly healthcare laws;

•	possession of significant voting control over us by the holders of our Series 5-A Preferred Stock and Series 6-A Convertible Preferred Stock;

•	increased competition in the industry, geography and the segments in which we compete;

•	our ability to attract and retain employees and key members of management;

•	changes in economic and industry conditions;

•	reliance on third parties to provide services critical to our operations;

•	potential dilution of existing stockholders if we raise capital by issuing additional capital stock;

•	availability of appropriate prospective acquisitions or investment opportunities;

•	significant costs and obligations as a result of being a public company;

•	continued positive relationships with our customers;

•	deterioration in the collectability of our accounts;

•	major man-made or natural disasters;

•	compliance with applicable laws and regulations and cost of potential legal actions such as litigation or investigations;

•	inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	impact of a potential requirement to record asset impairment charges in the future;

•	failure of our information technology system or the breach of our network security;

•	impact on our disclosure of use the scaled disclosure option available to smaller reporting companies; and

•	volatility in the price of our common stock.

OVERVIEW

References to “we,” “us,” “our,” “Tri-Isthmus Group,” “FPCG” or the “Company” refer to First Physicians Capital Group, Inc. and its subsidiaries. We maintain our executive offices at 433 North Camden Drive, #810, Beverly Hills, California 90210. Our telephone number is +1 (310) 860-2501.

We invest in and provide financial and managerial services to healthcare facilities in non-urban markets. We promote quality medical care by offering improved access and breadth of services. We unlock the value of our investments by developing strong, long-term and mutually-beneficial relationships with our physicians and the communities they serve.

This Form 10-Q report covers the fiscal quarter ended March 31, 2011. Information in this Form 10-Q is current as of March 28, 2014, unless otherwise specified.

STRATEGY

During the Fiscal Year Ended September 30, 2010, we shifted our strategy away from majority ownership in healthcare delivery companies to a focus on the provision of management, financial, and ancillary healthcare and IT services to the rural and community hospital market. We expect to maintain and/or acquire minority ownership in selected healthcare delivery companies that complement our management services and financing activities. We may also invest in, acquire or partner with other companies that provide similar services in our markets.

In pursuit of this reorganization, we undertook an initiative to divest ourselves of underperforming facilities and reduce or outsource administrative functions to better align cost structures and business volume. As a result of the initiative, during the Fiscal Year Ended September 30, 2011, we successfully divested ourselves of our majority owned hospitals, and obtained contracts to provide the healthcare management services to several hospital clients.

We currently have 4 operating subsidiaries which are First Physicians Business Solutions, LLC, First Physicians Resources, LLC, First Physicians Services, LLC and First Physicians Realty Group. First Physicians Business Solutions, LLC provides an array of management services to include hospital operations management, revenue cycle management, IT, finance and human resources. First Physicians Services provides ancillary service oversight and management solutions for lab, pharmacy, and emergency departments in rural hospital settings. First Physicians Resources, LLC provides medical and back office staffing solutions to our hospital clientele. First Physicians Realty Group is our real estate subsidiary that owns healthcare related properties and leases them to clients. We currently have contracts to provide financial and back office services to two hospital clients.

RECENT DEVELOPMENTS

Johnson Memorial Hospital in Tishomingo, Oklahoma—Sale

On January 10, 2011, RHA Tishomingo, LLC, an indirect subsidiary of ours, entered into an Asset Purchase Agreement to sell the hospital operations of Johnson Memorial Hospital in Tishomingo, Oklahoma to Mercy Tishomingo Hospital Corporation. Also on January 10, 2011, we entered into an Agreement for Purchase and Sale of Real Property to sell the real estate and equipment of Johnson Memorial Hospital to RSE Enterprises, Inc., (together with the sale to Mercy Tishomingo Hospital Corporation, the “Tishomingo Transaction”) (See Note 2 in this Form 10-Q).

Local Management Changes in Oklahoma

On February 14, 2011, Tom Rice’s employment as President and Chief Operating Officer at Southern Plains Medical Group was terminated by mutual agreement. While Mr. Rice had an employment agreement and severance agreement, by mutual consent he accepted 3 months’ severance plus vesting of his stock options per the Company stock option plan terms. His resulting severance payments will begin once certain asset sales and the reorganization of the Oklahoma operations are completed. Mr. Rice had no disagreements with the Company on any matter related to the Company’s operations, policies or practices.

RESULTS OF OPERATIONS

MATERIAL CHANGES IN RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

On January 10, 2011, RHA Tishomingo, LLC, an indirect subsidiary of ours, entered into an Asset Purchase Agreement to sell the hospital operations of Johnson Memorial Hospital in Tishomingo, Oklahoma to Mercy Tishomingo Hospital Corporation. Also on January 10, 2011, we entered into an Agreement for Purchase and Sale of Real Property to sell the real estate and equipment of Johnson Memorial Hospital to RSE Enterprises, Inc., (together with the sale to Mercy Tishomingo Hospital Corporation, the “Tishomingo Transaction”) (See Note 2 in this Form 10-Q).

On May 4, 2011, we completed the RHA-“One Cura” transaction in which we sold RHA Anadarko LLC, and RHA Stroud LLC, and on July 13, 2011, we completed the RHA –SPA II transactions in which we sold SPMC and SPA (See Note 2 in this Form 10-Q).

On September 15, 2011, we completed the “DEL MAR SPA” transaction in which we sold our 53% interest in Outpatient Surgery of Del Mar, L.L.C., a California limited liability company (“DEL MAR”) (See Note 2 in this Form 10-Q).

As of March 31, 2011 the operating assets of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified the results of operations of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations.

REVENUE

Net revenue from continuing operations was $188,000 for the three-month period ended March 31, 2011, compared to $251,000 for the three-month period ended March 31, 2010 representing a decrease of $63,000, or 25.1%. The decrease is attributable to reduced patient visits at our physician clinic in Stroud, Oklahoma. For the six-month periods ended March 31, 2011 and March 31, 2010 revenue from services was $541,000 at March 31, 2011, compared to $521,000 for March 31, 2010 representing an increase of $20,000, or 3.8%, also attributable to an overall increase in patient visits at our physician clinic in Stroud, Oklahoma.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses relating to continuing operations decreased $581,000 from $1,757,000 in the three-month period ended March 31, 2010 to $1,176,000 in the three-month period ended March 31, 2011, representing a 33.1% decrease. Selling, general and administrative expenses decreased $1,095,000, or 29.8%, from $3,677,000 for the six-month period ended March 31, 2010 compared to $2,582,000 for the six-month period ended March 31, 2011. The decrease in selling, general and administrative expenses for the three and six month periods ended March 31, 2011 was primarily a result of the reduction in administrative costs incurred under the old business strategy as discussed above. Amortization of stock-based compensation is included in selling, general and administrative expenses for the three and six month periods ended March 31, 2011 and 2010.

INTEREST EXPENSE

Interest expense decreased to $131,000 for the three-month period ended March 31, 2011 as compared to $324,000 for the three-month period ended March 31, 2010. This represents a decrease of $193,000 or 59.6%. Interest expense for the six months ended March 31, 2011 decreased $594,000, or 74.2%, from $801,000 for the six months ended March 31, 2010 to $207,000 for the six months ended March 31, 2011. The decrease in interest expense is primarily due to the amortization of the bridge financing loan discount and beneficial conversion feature during the six months ended March 31, 2010 which did not exist during the six months ended March 31, 2011.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT MARCH 31, 2011, COMPARED TO SEPTEMBER 30, 2010:

CASH AND CASH EQUIVALENTS

As of March 31, 2011, cash and cash equivalents of continuing operations totaled $798,000, an increase of $263,000 when compared with the $535,000 on hand at September 30, 2010. This represents an increase of 49.2%. The increase is cash was driven by increased the net $207,000 increase in notes payable.

ACCOUNTS RECEIVABLES

As of March 31, 2011, accounts receivable, net of reserves for third-party contractual adjustments and allowance for uncollectible accounts, totaled $115,000, an increase of $77,000 from $38,000 at September 30, 2010. This represents a change of 202.6%. Continuing operations accounts receivable consists of patient accounts derived from the clinic operation in Stroud, Oklahoma. The $77,000 increase is due to normal operational fluctuation.

PREPAID EXPENSES

As of March 31, 2011, prepaid expenses totaled $265,000, an increase of $218,000 from $47,000 at September 30, 2010. This represents a change of 463.8%. The increase arose primarily from the purchase of additional prepaid insurance.

ACCOUNTS PAYABLE

As of March 31, 2011, accounts payable totaled $577,000, compared to $418,000 at September 30, 2010. This represents an increase of $159,000, or 38.0%. This increase is attributable to cash conservation actions.

LONG-TERM DEBT

Long term debt increased $207,000 from September 30, 2010 to March 31, 2011. This increase reflects $350,000 of additional borrowing secured by real estate, offset by amortization from normal monthly loan payments of $143,000.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through cash flows from operations, sales of our preferred stock, short term bridge financing and the sales of certain of our businesses. We estimate that based on current plans and assumptions, that our available cash and cash flows from operations will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

As of March 31, 2011, cash and cash equivalents of continuing operations totaled $798,000, an increase of $263,000 when compared with the $535,000 on hand at September 30, 2010. This represents an increase of 49.2%. The increase is cash was driven by the net $207,000 increase in notes payable.

FUNDING

As of March 31, 2011 we had a working capital deficit of $6.7 million compared with a working capital deficit of $3.7 million at September 30, 2010. The working capital decrease was primarily the result of a $1.5 million increase in short term debt obligations.

In 2009, we completed a bridge financing transaction (the “Bridge Financing”) for $2.2 million, which was consummated in three separate closings. The notes were due and payable as follows: $1.5 million was due on November 6, 2009, $0.5 million was due on December 3, 2009, $0.1 million was due on December 31, 2009 and $50,000 was due on January 14, 2010. On the due dates of the $1.5 million due on November 6, 2009, the $0.5 million due on December 3, 2009 and the $0.1 million due on December 31, 2009, we exercised our right to extend the due dates to February 6, 2010, March 3, 2010 and March 31, 2010, respectively. On the extended due dates, we exercised our right to again extend the due dates. The $1.5 million previously due on February 6, 2010, was extended to provide for $0.5 million to be due August 6, 2011 and $1.0 million to be due February 6, 2013. The $0.5 million previously due on March 3, 2010 was extended to provide for $0.2 million to be due on September 3, 2011 and $0.3 million to be due on March 3, 2013. The $150,000 previously due March 31, 2010 was extended to provide for $100,000 to be due March 31, 2013 and $50,000 to be due September 30, 2011. The $50,000 previously due April 4, 2010 was extended to be due April 14, 2013.

On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009 in the principal amount of $100,000; (ii) a convertible promissory note, dated as of March 31, 2009, in the principal amount of $50,000 and (iii) a convertible promissory note, dated as of April 14, 2009, in the principal amount of $50,000. Of the total Bridge Financing, $1,600,000 was considered a related party transaction. See Note 7. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-Q.

During the Fiscal Year Ended September 30, 2011, we entered into bridge financing transactions (the “2011 Bridge Financing”) where we entered into ten promissory notes, in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). We received the 2011 Bridge Financing in multiple installments as follows: $674,400, $549,600, $360,000, and $100,000 in August, September, November and December of 2011, respectively, and $350,000 in January 2012. Each bridge note has attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. Of the total 2011 Bridge Financing, $1,559,000 was considered a related party transaction. The warrants were issued January 1, 2014. See Note 7. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-Q.

Each 2011 Bridge Note originally became due and payable in September 2012. Each 2011 Bridge Lender agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014. The 2011 Bridge Notes, less accumulated interest, were paid off entirely in Fiscal Year Ended September 30, 2013.

Beginning in February 2012, we entered into a staggered bridge financing transaction (the “2012 Bridge Financing”) whereby we entered into three promissory notes, in the aggregate principal amount of $1,279,000 (the “2012 Bridge Notes”), with three investors (the “2012 Lenders”) with maturity dates of June 30, 2014. The 2012 Bridge Loans funded as follows; $340,000, $320,000, $390,000 and $229,000 in February, March, April, and May of 2012 respectively. Each bridge note has attached warrants to purchase an aggregate of 4,092,800 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. The warrants were issued January 1, 2014. All of the 2012 Bridge Financing was considered a related party transaction. The 2012 Bridge Notes were paid in full in the Fiscal Year Ended September 30, 2013.

Beginning in November 2013, we entered into a staggered bridge financing transaction (the “2013 Bridge Financing”) whereby we entered into four (4) promissory notes, with interest of 10% per annum, in the aggregate principal amount of $650,000 (the “2013 Bridge Notes”), with 4 investors, each note maturing June 30, 2014. The 2013 Bridge Loans funded as follows; $450,000, and $200,000, in November 2013 and January 2014, respectively. All of the 2013 Bridge Financing was considered a related party transaction.

In January 2014, the Company issued “penny” warrants to SMP Investments I, LLC for the purchase of up to 8,500,000 shares of Common Stock at an initial exercise price of $0.01 per share and exercisable for a period of five years from the date of issuance. In March 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000.

As of March 31, 2011, we had a stockholders’ deficit of $18.7 million, as compared to a stockholders’ deficit of $16.4 million as of September 30, 2010. The increase in stockholders’ deficit arose from operating losses.

During the six-month period ended March 31, 2011 there was $6,000 cash provided by operating activities, which was primarily the result operating losses for the period offset by an increase in accounts payable, compared to $2,433,000 cash used by operating activities for the six-month period ended March 31 2010 –also primarily the result of operating losses for the same period.

During the six-month period ended March 31, 2011 there was $525,000 cash provided by investing activities from discontinued operations, compared to $1,407,000 cash provided by investing activities for the six-month period ended March 31 2010, which was primarily the result of the $1,523,000 decrease in restricted cash offset by $116,000 cash used by discontinued operations.

During the six-month period ended March 31, 2011 there was $268,000 cash used in financing activities, due to proceeds of a $350,000 note payable less routine debt payments $143,000 and $475,000 cash used by discontinued operations. Net cash of $1,406,000 was provided by financing activities in the six-month period ended March 31, 2010 primarily the result of proceeds of from the issuance of common stock, warrant exercises and $841,000 cash provided by discontinued operations.

We have sustained operating losses since our inception and had an accumulated deficit of approximately $98.4 million as of March 31, 2011, as compared with an accumulated deficit of $95.6 million as of September 30, 2010. These losses have been funded principally through the issuance of preferred and common stock, the issuance of promissory notes and cash generated from operations.

We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources or the mix and relative cost of our capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report an evaluation was carried out by our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our controls and procedures were materially deficient as of the end of the fiscal quarter ended March 31, 2011.

(b) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have a material effect on our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

See Exhibit index following the Signatures page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 4, 2014	First Physicians Capital Group, Inc. (Registrant)

	By:	/s/ Sean Kirrane
Sean Kirrane
Chief Executive Officer, Chief Financial Officer and authorized signatory. (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.5*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.6*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.7*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.8*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.9*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.10*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.11*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1*	Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock, dated and filed January 22, 2010 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on January 28, 2010)

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

Exhibit No.	Description

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.6*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

4.8*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.9*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

10.1*	Form of Asset Purchase Agreement (filed as Exhibit 10.1 to Form 8-K as filed with the SEC on January 14, 2011)

10.2*	Form of Agreement for Purchase and Sale of Real Property (filed as Exhibit 10.2 to Form 8-K as filed with the SEC on January 14, 2011)

10.3*	Form of Transition Services Agreement (filed as Exhibit 10.3 to Form 8-K as filed with the SEC on January 14, 2011)

10.4*	Form of Corporate Guaranty (filed as Exhibit 10.4 to Form 8-K as filed with the SEC on January 14, 2011)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.