Form 10-Q
period 2011-06-30
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Section 13(a) of the Securities Exchange Act of 1934, the Registrant is filing this Form 10-Q for the Fiscal Quarter Ended June 30, 2011 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, December 31, 2011, March 31, 2012, June 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011, September 30, 2012 and September 30, 2013.

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	June 30, 2011	September 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$743	$535
Accounts receivable, net of allowance for uncollectible accounts	1,630	38
Prepaid expenses	225	47
Other current assets	33	186
Assets of discontinued operations	2,130	5,738

Total current assets	4,761	6,544
Property and equipment, net	37	58
Notes receivable	24,493	—
Other assets	325	332
Non-current assets from discontinued operations	1,534	18,796

Total assets	$31,150	$25,730

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$691	$418
Accrued expenses	1,876	1,150
Current maturities of long term debt	2,972	1,022
Liabilities of discontinued operations	1,396	7,671

Total current liabilities	6,935	10,261
Long term debt, net of current portion	7,982	9,391
Deferred gain	18,100	—
Non-current liabilities of discontinued operations	871	10,056

Total liabilities	33,888	29,708

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of June 30, 2011 and September 30, 2010)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as June 30, 2011 and September 30, 2010)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of June 30, 2011 and September 30, 2010)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of June 30, 2011 and September 30, 2010)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of June 30, 2011 and September 30, 2010)	153	153
Additional paid-in-capital	79,945	79,235
Accumulated deficit	(95,136)	(95,666)
Treasury stock, at cost (149,744 shares as of June 30, 2011 and September 30, 2010)	(104)	(104)

Total stockholders’ deficit:	(15,142)	(16,382)

Total liabilities, preferred stock and stockholders’ deficit	$31,150	$25,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	June 30,	June 30,
	2011	2010
Net revenue from services	$2,773	$280
Cost and expenses:
Selling, general and administrative expenses	3,114	1,768
Depreciation and amortization	8	7

Total costs and expenses	3,122	1,775

Operating loss	(349)	(1,495)
Other income (expense):
Other income	22	4
Interest expense	(198)	(152)

Total other expense	(176)	(148)

Net loss from continuing operations	$(525)	$(1,643)

Net income (loss) from discontinued operations, net of income taxes (including net gain from disposal of assets of $3,791 and $0 in 2011 and 2010, respectively. See Note 2. “Discontinued Operations”)	3,825	(416)

Net income (loss)	$3,300	(2,059)

Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$(0.03)	$(0.11)
Discontinued operations	0.25	(0.03)

Total basic and diluted earnings (loss) per share of common stock	$0.22	$(0.14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Nine months ended
	June 30,	June 30,
	2011	2010
Net revenue from services	$3,314	$801
Cost and expenses:
Selling, general and administrative expenses	5,696	5,445
Depreciation and amortization	21	21

Total costs and expenses	5,717	5,466

Operating loss	(2,403)	(4,665)
Other income (expense):
Other income	25	14
Interest expense	(405)	(953)

Total other expense	(380)	(939)
Net loss from continuing operations before taxation and non-cash beneficial conversion feature	(2,783)	(5,604)
Non-cash beneficial conversion feature preferred dividend	—	(48)

Net loss from continuing operations	$(2,783)	$(5,652)

Net income (loss) from discontinued operations, net of income taxes (including net gain from disposal of assets of $3,672 and $0 in 2011 and 2010, respectively. See Note 2. “Discontinued Operations”)	3,313	(1,265)

Net income (loss)	$530	$(6,917)

Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$(0.18)	$(0.38)
Discontinued operations	0.22	(0.09)

Total basic and diluted earnings (loss) per share of common stock	$0.04	$(0.47)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$530	$(6,917)
Net income (loss) from discontinued operations	3,313	(1,265)

Net loss from continuing operations	(2,783)	(5,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	21
Bad debt provision	1,766	4
Amortization of stock-based compensation	710	795
Amortization of debt discount	—	522
Changes in working capital components:
Accounts receivable	(3,358)	—
Prepaid expenses	(178)	—
Other assets	160	(867)
Accounts payable	273	1,109
Accrued expenses	726	(1,248)

Net cash used in operating activities	(2,663)	(5,316)
Net cash provided by discontinued operations’ operating activities	2,289	2,434

Net cash used in operating activities	(374)	(2,882)
Cash flows from investing activities:
Decrease in restricted cash	—	1,523

Net cash provided by investing activities	—	1,523
Net cash provided by (used in) discontinued operations’ investing activities	525	(108)

Net cash provided by investing activities	525	1,415
Cash flows from financing activities:
Proceeds from long term debt	730	—
Payments on long term debt	(189)	(87)
Issuance of common stock	—	100
Purchase of treasury stock	—	(25)
Proceeds from exercise of stock warrants	—	503
Issuance of preferred stock Series 5-A, net of costs	—	13
Issuance of preferred stock Series 6-A, net of costs	—	43

Net cash provided by financing activities	541	547
Net cash provided by (used in) discontinued operations’ financing activities	(484)	374

Net cash provided by financing activities	57	921

Net increase (decrease) in cash and cash equivalents	208	(546)
Cash and cash equivalents at beginning of year	535	1,192

Cash and cash equivalents at end of quarter	$743	$646

Supplemental cash flow information:
Cash paid for interest	$492	$474
Cash paid for taxes	—	—
Non-cash transactions:
Notes receivable from sale of assets	$14,150	—
Notes receivable from sale leaseback	$10,343	—
Assumption of mortgage on sale leaseback	$6,625	—
Assumption of capitalized loan cost on sale leaseback	$282	—
Warrants issued in conjunction bridge financing	$—	291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of June 30, 2011 and September 30, 2010 and for the three-month and nine-month periods ended June 30, 2011 and June 30, 2010, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on February 14, 2011, and any amendments thereto, for the Fiscal Year Ended September 30, 2010 (the “Fiscal Year Ended September 30, 2010”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

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

Future Funding

We have sustained operating losses since inception and had an accumulated deficit of approximately $95.1 million as of June 30, 2011. This deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.

At June 30, 2011, we had current liabilities of $6.9 million and current assets of $4.8 million.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Revenue Recognition

The Company has contracted billing rates for its management services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of allowances based on estimated collections, which includes the provision for doubtful accounts, to arrive at net revenues. Net revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections.

The following table shows gross revenues and allowances for the three and nine months ended June 30, 2011 and 2010 (in thousands):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenue from services	$4,532	$280	$5,080	$805
Allowances	(1,759)	—	(1,766)	(4)

Net revenue	$2,773	$280	$3,314	$801

Allowances percentage	39%	0%	35%	0%

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

As of June 30, 2011 the operating assets of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified the results of operations of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations.

The results of discontinued operations for the three and nine months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months ended		Nine Months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Net revenue from services	$3,243	$8,412	$16,717	$25,119
Costs and expenses:
Selling, general and administrative expenses	2,858	8,015	15,343	24,442
Depreciation and amortization	166	346	813	1,002

Total costs and expenses	3,024	8,361	16,156	25,444
Operating income (loss)	219	51	561	(325)
Other income (expense):
Other income	(6)	18	12	462
Interest expense	(116)	(227)	(608)	(648)
Non-controlling interests	(63)	(258)	(324)	(754)

Income (loss) before income taxes	34	(416)	(359)	(1,265)
Taxation	—	—	—	—

Total income (loss) from discontinued operations	$34	$(416)	$(359)	$(1,265)

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. Net Income (Loss) Per Share

	Three months ended		Nine months ended
	(in thousands)		(in thousands)
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Numerator for basic and diluted income/(loss) per share:
Net loss attributable to continuing operations	$(525)	$(1,643)	$(2,783)	$(5,652)
Net income (loss) attributable to discontinued operations	3,825	(416)	3,313	(1,265)
Denominator for basic and diluted income (loss) per share — weighted average shares	15,049,507	15,046,375	15,049,507	14,741,694
Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$(0.03)	$(0.11)	$(0.19)	$(0.38)
Discontinued operations	0.25	(0.03)	0.23	(0.09)

Total basic and diluted earnings income (loss) per share of common stock	$0.22	$(0.14)	$0.04	$(0.47)

For the three and nine month periods ended June 30, 2011 and 2010, stock options outstanding to purchase 7,260,000 and 8,513,795 common shares respectively and warrants outstanding to purchase 4,731,513 and 8,016,213 common shares respectively, had strike prices above market value and are considered “out-of-the-money,” and were therefore excluded from the computation of diluted net gain (loss) per share.

For the three and nine month periods ended June 30, 2011 and 2010, the following potential common shares outstanding were excluded from the computation of diluted net loss per share as their effect is anti-dilutive; 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares and 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30,	September 30,
	2011	2010
Gross accounts receivable	$3,818	$474
Reserves for bad debt	(2,188)	(422)
Reserves for contractual allowances	—	(14)

Patient accounts receivable, net	$1,630	$38

5. Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30,	September 30,
	2011	2010
Other current assets:
Deposits	$4	$4
Other receivables	29	182

Total other assets	$33	$186

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	September 30,
	2011	2010
Property and equipment:
Furniture, fixtures and medical equipment	$130	$130
Accumulated depreciation	(93)	(72)

Property and equipment, net	$37	$58

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

The Bridge Lenders initially agreed to extensions as follows: the maturity date of the promissory note held by SMP, in the principal amount of $500,000, is extended to August 6, 2011; the maturity date of the promissory note held by Ciabattoni, in the principal amount of $1,000,000, is extended to February 6, 2013. Effective February 1, 2010, the interest rate was changed from 16% to 10% per annum for the Bridge Notes. As further discussed in Note 12 of the financial statements in this Form 10-Q, “Subsequent Events”, each Bridge Lender agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Bridge Notes and related extensions until June 2014.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

We extended the Second Bridge Notes for an additional three months under the terms of the extension option contained in the Second Bridge Notes. Upon exercising this option, we were required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share and 83,333 shares of which will be issued at an exercise price of $0.75 per share. These warrants were allowed to expire, unexercised. The new due date for the Second Bridge Notes pursuant to the extension option was March 3, 2010. The Second Bridge Lenders agreed to an additional extension period for the Second Bridge Notes ranging from eighteen to thirty-six months from the March 3, 2010 due date and also agreed to a reduction in the annual interest rate from 16% to 10%. As further discussed in Note 12 of the financial statements in this Form 10-Q, “Subsequent Events”, each of the Second Bridge Lenders agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014.

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

The new due dates for the Third Bridge Notes, pursuant to the extension option, was March 31, 2010 for each of the Darras Note and the SFV Note and April 14, 2010 for the Katz Note. The Third Bridge Lenders agreed to an additional extension period for the notes ranging from eighteen to thirty-six months from the March 31, 2010 and April 14, 2010 due dates and also agreed to a reduction in the annual interest rate from 16% to 10%. As further discussed in Note 12. of the accompanying financial statements in this Form 10-Q, “Subsequent Events”, each Third Bridge Lender agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note amounted to $291,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes the Darras Note, the SFV Note and the Katz Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the nine months ended June 30, 2011 and 2010 amounted to $0 and $522,000, respectively.

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

During the Fiscal Year Ended September 30, 2012, $750,000 of the Bridge Financing was repaid. Of the $750,000 paid, $75,000 and $175,000 was paid to SMP Investments I, LLC, and Anthony J. Ciabattoni respectively, both of which are considered related party transactions. As of June 30, 2011, $2,200,000 of the 2009 Bridge Financing remains outstanding.

8. Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2011	September 30, 2010
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$3,301	$3,365
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,227	3,348
Note payable, 5% interest payable quarterly, matures on or before December 11, 2011	1,500	1,500
Bridge notes payable, 10% interest, matures on or before June 2014	2,200	2,200
Note payable, 9% interest per annum and matures in February 2016	346	—
Revolving line of credit, 5% interest per annum	380	—

Total	10,954	10,413

Less current maturities of long term debt	(2,972)	(1,022)

Total long term debt	$7,982	$9,391

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following chart shows scheduled principal payments due as of June 30, 2011, on long-term debt for the next five years and thereafter (in thousands):

June 30, 2011	Payments
FY 2012	$2,972
FY 2013	1,820
FY 2014	400
FY 2015	432
FY 2016	458
Thereafter	4,872

Total	$10,954

9. Warrants

Outstanding exercisable warrants consisted of the following as of June 30, 2011:

	Remaining	Exercise
Description	Life	Price	Warrants
July 16, 2007 Preferred Stock Series 5-A warrants issued to investor	12 months	$0.45	50,000
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	1.8 years	0.5	436,250
February 6, 2009 warrants issued in connection with notes payable	7 months	0.5	1,125,000
February 6, 2009 warrants issued in connection with notes payable	7 months	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	8 months	0.5	375,000
March 16, 2009 warrants issued issued to Medical Advisory Board	9 months	0.625	125,000
March 3, 2009 warrants issued in connection with notes payable	8 months	0.75	250,000
March 31, 2009 warrants issued in connection with notes payable	9 months	0.5	112,500
March 31, 2009 warrants issued in connection with notes payable	9 months	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	9 months	0.5	37,500
April 14, 2009 warrants issued in connection with notes payable	9 months	0.75	25,000
June 10, 2009 warrants issued to Medical Advisory Board	2.7 years	0.5	210,000
June 10, 2009 warrants issued to Medical Advisory Board	2.7 years	0.63	150,000
October 19, 2009 Preferred Stock Series 5-A warrants issued to investor	4 months	0.5	25,800
October 19, 2009 Preferred Stock Series 6-A warrants issued to investor	4 months	0.5	4,200
November 6, 2009 warrants issued in connection with notes payable	7 months	0.5	375,000
November 6, 2009 warrants issued in connection with notes payable	7 months	0.75	250,000
December 3, 2009 warrants issued in connection with notes payable	8 months	0.5	125,000
December 3, 2009 warrants issued in connection with notes payable	8 months	0.75	83,331
December 2, 2009 warrants issued in connection with issuance of common stock	8 months	0.5	60,000
December 14, 2009 Preferred Stock Series 6-A warrants issued to investor	6 months	0.5	3,600
December 31, 2009 warrants issued in connection with notes payable	9 months	0.5	37,500
December 31, 2009 warrants issued in connection with notes payable	9 months	0.75	24,999
January 14, 2010 warrants issued in connection with notes payable	6 months	0.5	12,500
January 14, 2010 warrants issued in connection with notes payable	6 months	0.75	8,333

			4,731,513

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of our stock warrant activity and related information at June 30, 2011 and September 30, 2010 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
		Fiscal		Fiscal
	Nine months	Year	Nine months	Year
	ended	Ended	ended	Ended
	June 30,	September 30,	June 30,	September 30,
	2011	2010	2011	2010
Warrants outstanding at beginning of the period	7,949,013	14,459,635	$0.51	$0.49
Issued	—	1,010,263	$0	$0.59
Exercised	—	(1,105,685)	$0	$0.46
Cancelled or expired	(3,217,500)	(6,415,200)	$0.38	$0.50

Warrants outstanding at end of the period	4,731,513	7,949,013	$0.58	$0.51

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

10. Stock Options

The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	Nine months ended	Fiscal Year Ended	Nine months ended	Fiscal Year Ended
	June 30,	September 30,	June 30,	September 30,
	2011	2010	2011	2010
Options outstanding at beginning of the period	8,659,082	8,249,002	$0.62	$0.59
Granted
— at above fair market value	—	650,000	—	0.63
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(1,399,082)	(239,920)	0.62	0.65

Options outstanding at end of the period	7,260,000	8,659,082	$0.61	$0.62

Options vested/exercisable at end of the period	4,370,000	3,689,541	$0.61	$0.60

The following summarizes information for stock options outstanding as of June 30, 2011:

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	2.5
$0.63	6,900,000	$0.63	3.8

12. Subsequent Events

2011 Bridge Financing

During the Fiscal Year Ended September 30, 2011, we entered into bridge financing transactions (the “2011 Bridge Financing”) where we entered into ten promissory notes, in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). We received the 2011

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

2012 Bridge Financing

Beginning in February 2012, we entered into a staggered bridge financing transaction (the “2012 Bridge Financing”) whereby we entered into three promissory notes, in the aggregate principal amount of $1,279,000 (the “2012 Bridge Notes”), with three investors (the “2012 Lenders”) with maturity dates of June 30, 2014. The 2012 Bridge Loans funded as follows; $340,000, $320,000, $390,000 and $229,000 in February, March, April, and May of 2012, respectively. All of the 2012 Bridge Financing was considered a related party transaction. The 2012 Bridge Notes were paid in full in the Fiscal Year Ended September 30, 2013.

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

Bridge Note Extensions

In January 2014, each 2011 Bridge Lender (see Note 7 “Bridge Financing”) agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June 2014. Also in January 2014, each 2009 Bridge Lender (see Note 7. “Bridge Financing”) agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June 2014. Three of the Bridge Lenders, SMP, Anthony Ciabattoni, and William A. Houlihan each hold a 10% or greater voting interest and are considered related parties to this transaction.

In addition, as part of the 2009 Bridge Notes extensions, and subsequent to the Fiscal Quarter Ended March 31, 2011, the Company issued “penny” warrants to SMP Investments, LLC for the purchase of up to 8,500,000 shares of Common Stock at an initial exercise price of $0.01 per share and exercisable for a period of five years from the date of issuance. SMP was one of the original 2009 Bridge Financing lenders. SMP holds a 10% or greater voting interest and is considered a related party. In March 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000. The $85,000 proceeds were received by the company in Fiscal Year 2013, and were recorded as a liability until such time as the Company was able to accept the warrants.

Series 5-A and 6-A Convertible Preferred Stock Waiver

In February 2014, a majority of the Series 5-A Convertible Preferred Stock and Series 6-A Convertible Preferred Stock holders consented to waive their rights to demand registration. As a result of the majority consent, demand registration rights for all of the stockholders of the two classes of stock, were waived.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

This Form 10-Q report covers the fiscal quarter ended June 30, 2011.

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

RECENT DEVELOPMENTS

RHA Anadarko, LLC and RHA Stroud, LLC –Sale

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

As of June 30, 2011, the operating assets of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified the results of operations of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations.

REVENUE

Revenue from services was $2.8 million for the three-month period ended June 30, 2011, compared to $0.3 million for the three-month period ended June 30, 2010, representing an increase of $2.5 million. Revenue from services was $3.3 million for the nine-month period ended June 30, 2011, compared to $0.8 million for the nine-month period ended June 30, 2010, representing an increase of $2.5 million. The increases for both the three and nine month periods were the result of the new contracts to provide healthcare services management the Company obtained in the Fiscal Quarter ended June 30, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $1.3 million to $3.1 million in the three-month period ended June 30, 2011 compared to $1.8 million in the three-month period ended June 30, 2010. Selling, general and administrative expenses increased by $0.3 million to $5.7 million in the nine-month period ended June 30, 2011 compared to $5.4 million in the nine-month period ended June 30, 2010. These increases were the result of the increased costs associated with the new contracts to provide healthcare services management the Company obtained in the Fiscal Quarter ended June 30, 2011. Amortization of stock-based compensation is included in selling, general and administrative expenses for the three and nine-month periods ended June 30, 2011 and 2010.

INTEREST EXPENSE

Interest expense increased to $198,000 for the three-month period ended June 30, 2011 as compared to $152,000 for the three-month period ended June 30, 2010. This represents an increase of $46,000 and was the result of new financing in the Fiscal Quarter ended June 30, 2011. However, interest expense decreased $548,000, from $953,000 for the nine months ended June 30, 2010 to $405,000 for the nine months ended June 30, 2011. This decrease was primarily due to the amortization of the bridge financing loan discount and beneficial conversion feature during the first six months of the Fiscal Year ended September 30, 2010 which did not exist during the nine months ended June 30, 2011.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT JUNE 30, 2011, COMPARED TO SEPTEMBER 30, 2010:

CASH AND CASH EQUIVALENTS

As of June 30, 2011, cash and cash equivalents totaled $743,000, an increase of $208,000 when compared with the $535,000 on hand at September 30, 2010. This represents an increase of 39% which was primarily the result of the $730,000 proceeds from long term debt.

ACCOUNTS RECEIVABLES

As of June 30, 2011, accounts receivables, net of allowances for uncollectible accounts totaled $1,630,000, an increase of $1,592,000 from $38,000 at September 30, 2010. This increase was primarily due to the increased billings generated from the new contracts to provide healthcare services management the Company obtained in the Fiscal Quarter ended June 30, 2011.

PREPAID EXPENSES

As of June 30, 2011, prepaid expenses totaled $225,000, an increase of $178,000 from $47,000 at September 30, 2010. The increase arose primarily from the purchase of additional prepaid insurance.

ACCOUNTS PAYABLE

As of June 30, 2011, accounts payable totaled $691,000, compared to $418,000 at September 30, 2010. This represents an increase of $273,000. This increase was primarily due to the increased operational costs associated with the new contracts to provide healthcare services management the Company obtained in the Fiscal Quarter ended June 30, 2011.

LONG-TERM DEBT

Long term debt increased $541,000 from September 30, 2010 to June 30, 2011. This increase reflects $730,000 of additional borrowing offset by decreases due to normal monthly loan payments of $189,000.

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

As of June 30, 2011, cash and cash equivalents totaled $743,000, an increase of $208,000 when compared with the $535,000 on hand at September 30, 2010. This represents an increase of 39% which was primarily the result of the $730,000 proceeds from long term debt.

FUNDING

As of June 30, 2011 we had a working capital deficit of $2.2 million compared with a working capital deficit of $3.7 million at September 30, 2010. The working capital decrease was primarily a result of decreases in the short term liabilities associated with discontinued operations.

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

During the Fiscal Year Ended September 30, 2011, we entered into bridge financing transactions (the “2011 Bridge Financing”) where we entered into ten promissory notes, in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). We received the 2011 Bridge Financing in multiple installments as follows: $674,400, $549,600, $360,000, and $100,000 in August, September, November and December of 2011, respectively, and $350,000 in January 2012. Each bridge note has attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. Of the total 2011 Bridge Financing, $1,559,000 was considered a related party transaction. The warrants were issued January 1, 2014. See Note 12. “Subsequent Events” in the accompanying notes to the financial statements in this Form 10-Q.

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

As of June 30, 2011, we had a stockholders’ deficit of $15.1 million, as compared to a stockholders’ deficit of $16.4 million as of September 30, 2010. The decrease in stockholders’ deficit arose from net income.

During the nine-month period ended June 30, 2011 there was $0.4 million cash used by operating activities, which compared to $2.8 million cash used by operating activities for the nine-month period ended June 30, 2010. The decrease in cash used in operations was primarily the result of a smaller loss from continuing operations for the nine-month period ended June 30, 2011.

Net cash provided by investing activities during the nine-month period ended June 30, 2011 was $0.5 million, compared to $1.4 million during the nine-month period ended June 30, 2010, a decrease of $2.4 million. This decrease in cash from investing activities was primarily the result of the removal of restrictions on $1.5 million of cash held on deposit with the former debt holder on the SPMC building during the nine-month period ended June 30, 2010.

Cash provided by financing activities totaled $57,000 in the nine-month period ended June 30, 2011 and was provided by debt financings offset by cash used by discontinued operations. Cash provided by financing activities totaled $921,000 in the nine-month period ended June 30, 2010 and was provided primarily by the proceeds from the exercise of stock warrants and cash from discontinued operations.

Prior to the Fiscal Quarter ended June 30, 2011, we had sustained operating losses since our inception resulting in an accumulated deficit of approximately $95.1 million as of June 30, 2011, as compared with an accumulated deficit of $95.7 million as of September 30, 2010. This deficit has been funded principally through the issuance of preferred and common stock, the issuance of promissory notes and cash generated from operations.

We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources or the mix and relative cost of our capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report an evaluation was carried out by our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our controls and procedures were materially deficient as of the end of the fiscal quarter ended June 30, 2011.

(b) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have a material effect on our internal control over financial reporting.

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

Date: April 4, 2014	First Physicians Capital Group, Inc. (Registrant)

	By:	/s/ Sean Kirrane
Sean Kirrane
Chief Executive Officer, Chief Financial Officer and authorized signatory. (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.5*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.6*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.7*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.8*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.9*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.10*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.11*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1*	Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock, dated and filed January 22, 2010 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on January 28, 2010)

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

Exhibit No.	Description

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.6*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

4.8*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.9*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

10.1*	Form of Stock Purchase Agreement (filed as Exhibit 10.1 to form 8-K, filed with the SEC on May 10, 2011)

10.2*	Form of Seller Note (filed as Exhibit 10.2 to form 8-K, filed with the SEC on May 10, 2011)

10.3*	Form of Seller Note (filed as Exhibit 10.3 to form 8-K, filed with the SEC on May 10, 2011)

10.4*	Form of Security Agreement (filed as Exhibit 10.4 to form 8-K, filed with the SEC on May 10, 2011)

10.5*	Form of Security Agreement (filed as Exhibit 10.5 to form 8-K, filed with the SEC on May 10, 2011)

10.6*	Form of Pledge Agreement (filed as Exhibit 10.6 to form 8-K, filed with the SEC on May 10, 2011)

10.7*	Form of Pledge Agreement (filed as Exhibit 10.7 to form 8-K, filed with the SEC on May 10, 2011)

10.8*	Form of Management Services Agreement (filed as Exhibit 10.8 to form 8-K, filed with the SEC on May 10, 2011)

10.9*	Form of Management Services Agreement (filed as Exhibit 10.9 to form 8-K, filed with the SEC on May 10, 2011)

10.10*	Form of Staff Leasing Agreement (filed as Exhibit 10.10 to form 8-K, filed with the SEC on May 10, 2011)

10.11*	Form of Staff Leasing Agreement (filed as Exhibit 10.11 to form 8-K, filed with the SEC on May 10, 2011)

10.12*	Form of Amended and Restated Lease (filed as Exhibit 10.12 to form 8-K, filed with the SEC on May 10, 2011)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.