Form 10-K
period 2011-09-30
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

COMMON STOCK, PAR VALUE $0.01 PER SHARE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on March 31, 2011 was $1,151,812 computed upon the basis of the closing price on that date.

Number of shares of common stock outstanding as of March 28, 2014	23,909,507

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Securities Exchange Act of 1934, the Registrant is filing this Form 10-K for the Fiscal Period Ended September 30, 2011 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2012 and September 30, 2013.

FIRST PHYSICIANS CAPITAL GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

i

ii

PART I

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-K contains forward-looking statements that may be subject to protection under the Private Securities Litigation Reform Act of 1995 and such statements should not be unduly relied upon. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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

This Form 10-K report covers the twelve-month period ended September 30, 2011 and the twelve-month period ended September 30, 2010, with additional information on other fiscal years, as required by SEC rules and regulations.

Information in this Form 10-K is current as of March 28, 2014 unless otherwise specified.

Current Operations

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

On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC, an Oklahoma limited liability company (“RHA”). Based in Oklahoma City, RHA owned and operated three critical access hospitals, one medical clinic and an ancillary support services unit, which were focused on the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA Anadarko, LLC, a wholly owned subsidiary of RHA, purchased 100% of the issued and outstanding membership interests of Southern Plains Medical Center (“SPMC”). Founded in 1915, SPMC is one of the oldest continuously operating multi-specialty physician practices in the United States. Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, we acquired the remaining 49% of the issued and outstanding membership units of RHA, making RHA an indirect wholly-owned subsidiary of ours.

On December 12, 2008, we and certain of our subsidiaries entered into three loan agreements, effective November 6, 2008, with two Oklahoma lenders, Bank of Commerce and Valliance Bank, resulting in an aggregate debt financing of $8.4 million. We obtained the financing to purchase the building and real property of the Stroud Regional Medical Center Hospital and clinics, refinance existing loans totaling $4.6 million, upgrade facilities at the Johnston Memorial Hospital and improve the consolidated balance sheet and maintain general working capital. The loans were evidenced by promissory notes issued by RHA Anadarko, LLC, RHA Stroud, LLC and RHA Tishomingo, LLC, two of which mature on November 6, 2028 and one of which matures on November 6, 2024.

On May 1, 2009, we purchased The Chandler Clinic (“TCC”), a family medical practice located in Chandler, Oklahoma. On December 1, 2010, we sold the operations of The Chandler Clinic to the physician group from which it was originally purchased. The Company has no further obligations or interests in this facility and the buyer assumed the liabilities and leases related to this facility in the transaction. The Company received no consideration at closing.

On September 29, 2009, at our Annual Meeting of Stockholders, our stockholders voted to amend our Certificate of Incorporation to change our legal name from “Tri-Isthmus Group, Inc.” to “First Physicians Capital Group, Inc.” We became First Physicians Capital Group, Inc. on September 29, 2009.

On January 13, 2010, Southern Plains Medical Center, Inc., our previously wholly-owned indirect subsidiary (“SPMC”), entered into a sale/leaseback transaction pursuant to an asset purchase agreement dated January 13, 2010 whereby SPMC sold certain property to Southern Plains Associates, LLC (“SPA”). First Physicians Realty Group, LLC, 50% of SPA and Capital Investors of Oklahoma, LLC, owned the other 50%. The purchase price for the sale/leaseback transaction was paid to SPMC as follows: (i) $1,500,000 was paid in the form of a promissory note, dated January 13, 2010, and (ii) $4,500,000 was paid in cash at the closing. The $4,500,000 in cash proceeds was used to pay off short-term debt associated with the property sold in the amount of $3,700,942, plus related interest. SPMC received net proceeds of $732,221 after retirement of the debt and other associated closing costs. Restricted cash on deposit with the debt holder and pledged as a security on the debt in the amount of $1,524,091 was released and returned to us. In connection with the transaction, SPMC leased back from SPA the property sold, pursuant to a lease agreement dated December 16, 2009. The lease agreement provided for a 20-year term with an automatic 10-year renewal.

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

On January 31, 2011, RHA, and our wholly-owned subsidiaries, sold its owned hospital buildings and land in Stroud and Anadarko, Oklahoma to First Physicians Realty Group, LLC, a wholly owned subsidiary of the Company, for $10,324,000. As payment for the purchase, First Physicians Realty Group assumed the existing first mortgage debt of $6,625,000 and executed $3,699,000 of promissory notes payable to RHA.

Simultaneously with the sale of the land and buildings, RHA and its wholly-owned subsidiaries executed a twenty (20) year lease for the hospital facilities. The leases have been accounted by First Physicians Realty Group as direct financing leases and reflected as notes receivable in the accompanying Consolidated Balance Sheet subsequent to the April 1, 2011 sale of the owned hospitals.

On May 4, 2011, RHA entered into that certain Stock Purchase Agreement, dated May 4, 2011 (the “Cura SPA”), by and between RHA and with One Cura Wellness Inc. (“One Cura”) for the sale of RHA Anadarko, LLC, and RHA Stroud, LLC to One Cura (the “Cura Transaction”). Upon closing, RHA received two notes totaling $12,000,000 as consideration for the purchase. The notes have a term of ten (10) years and bear interest at a rate of ten percent (10%).

In conjunction with the Cura SPA, First Physicians Business Solutions, LLC (“FPBS”) a wholly owned direct subsidiary of the Company entered into management services agreements with RHA Anadarko and RHA Stroud to provide management services for an initial period of six and one half (6.5) years. Further, First Physicians Resources, LLC (“FPR”) and wholly owned direct subsidiary of the registrant entered into staff leasing agreements to provide staffing to RHA Anadarko and RHA Stroud for an initial term of one (1) year. Finally, First Physicians Realty Group, LLC (“FPRG”) a wholly owned direct subsidiary of the registrant entered into an Amended and Restated lease with RHA Anadarko and RHA Stroud to continue the lease of real property associated with the hospitals owned by RHA Anadarko and RHA Stroud.

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

In conjunction with the stock sale/purchase agreement, SPA and Capital Investors of Oklahoma, LLC entered into a Real Estate Purchase Agreement with the SPMC buyer for the purchase/sale of the SPMC real estate. As consideration for the purchase/sale of the SPMC real estate the buyer assumed the existing mortgage on the property and caused the lender to release all guarantees of the mortgage by us. At closing the mortgage had a remaining principal balance of $4,560,982. The SPMC buyer also assumed four equipment loans from the Company with a total remaining principal balance of $121,471 and bearing interest rates of 6.75%.

Following the SPMC real estate sale, all assets of SPA were liquidated and SPA immediately ceased operations.

On September 15, 2011, First Physicians Capital Group, Inc. (“FPCG”), entered into a Stock Purchase Agreement, dated September 15, 2011 (the “DEL MAR SPA”) by and between Del Mar Gen Par, Inc. (“DGP”), Del Mar Acquisition, Inc. (“DMA”, and together with FPCG and DGP, the “Seller”), and Surgical Center Management, Inc. (the “Management Company”), IHM Del Mar, LLC (“IHM”), and several individuals (together with IHM, each a “Purchaser” and collectively the “Purchasers”) for the sale of Outpatient Surgery of Del Mar, L.L.C. (“DEL MAR”). Prior to the sale, FPCG held 53.54% of the member units of DEL MAR. As consideration for the sale, FPCG received two payments, consisting of $250,000, paid prior to closing as an initial deposit, and $500,000 paid at closing, for total consideration of $750,000. An additional “earnout” payment of $243,735, payable upon meeting certain milestones, was not received.

Bridge Financing

During the Fiscal Year Ended September 30, 2009, we entered into a bridge financing transaction (the “Bridge Financing”) which was consummated in three separate closings.

On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note in the principal amount of $500,000 and (ii) a convertible promissory in the principal amount of $1,000,000 (collectively, the “Bridge Notes”). On February 11, 2009, in addition to the issuance of the Bridge Notes, we issued four warrants to purchase Common Stock to the bridge lenders. See Note 8. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K.

On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (the “Second Bridge Lenders”). Subsequent to this second closing, Anthony J. Ciabattoni, holder of the $1,000,000 Bridge note from the first round of Bridge Financing, assumed three of the Second Bridge Notes, for a total of $100,000. See Note 8. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K.

On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009 in the principal amount of $100,000; (ii) a convertible promissory note, dated as of March 31, 2009, in the principal amount of $50,000 and (iii) a convertible promissory note, dated as of April 14, 2009, in the principal amount of $50,000. Of the total Bridge Financing, $1,600,000 was considered a related party transaction. See Item 8, Note 8. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K.

During the Fiscal Year Ended September 30, 2011, we entered into bridge financing transactions (the “2011 Bridge Financing”) where we entered into ten promissory notes, in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). We received the 2011 Bridge Financing in multiple installments as follows: $674,400, $549,600, $360,000, and $100,000 in August, September, November and December of 2011 respectively and $350,000 in January 2012. Each bridge note has attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. Of the total 2011 Bridge Financing, $1,559,000 was considered a related party transaction. The warrants were issued January 1, 2014. See Note 8. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K.

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

INTELLECTUAL PROPERTY

We do not currently have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, other than those that are incidental and customary to our business, such as licenses to use software applications.

EMPLOYEES

At September 30, 2011, we had approximately 4 employees. As of March 28, 2014, we have two employees at the parent company level including Sean Kirrane, Chief Executive Officer, and an administrative secretary. We consider our relations with employees to be good. None of our employee are represented by a labor union or work under any collective bargaining agreement.

All employees employed by First Physicians Resources, LLC are part of a staff leasing/contract labor operation and leased under staff leasing agreements to two hospital clients. At September 30, 2012, First Physicians Resources, LLC had approximately 170 employees. As of March 28, 2014 there were 170 employees employed by First Physicians Resources LLC. None of these employees are represented by a labor union or work under any collective bargaining agreement.

GOVERNMENT REGULATIONS

The United States healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Government regulation affects our business activities by controlling our growth, requiring licensure and certification of the facilities we manage, regulating the use of our properties and controlling reimbursement to us for the services we provide.

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

In addition to the Federal Anti-Kickback Statute, the Health Insurance Portability and Accountability Act of 1996, or “ HIPAA, “ provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

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

FCA claims may be brought by governmental enforcement authorities or by individuals on the government’s behalf under the FCA’s qui tam , or “whistleblower,” provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant defrauded the federal government. Additionally, HIPAA established (1) civil liability for up-coding and billing medically unnecessary items and services, and (2) federal criminal sanctions for healthcare fraud against a private, nongovernmental healthcare benefit program. Although we have implemented policies and procedures to avoid violations of these laws, there can be no assurance that the conduct will not be reviewed and challenged by whistleblowers or governmental enforcement authorities. Any adverse determination could subject us to criminal and civil liability.

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

Privacy Requirements and Administrative Simplification

Federal and state governmental enforcement authorities extensively regulate the confidentiality of patient health information. HIPAA privacy regulations regulate the use and disclosure of patient health information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the security of patient health information that is maintained or transmitted electronically. Further, as required by HIPAA, US Department of Health and Safety has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically.

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

In addition, our clients will continue to remain subject to any state laws that are more restrictive than the HIPAA privacy and security regulations. These statutes vary by state and could impose additional penalties.

Patient Protection and Affordable Care Act

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “PPACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the PPACA, was signed into law on March 30, 2010. Two primary goals of the PPACA, combined with the Reconciliation Act (collectively referred to as the “Health Reform Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

On June 28, 2012, the United States Supreme Court upheld the constitutionality of the requirement in PPACA that individuals maintain health insurance or pay a penalty under Congress’s taxing power. The Supreme Court upheld the PPACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in PPACA can only lose the new federal Medicaid funding in PPACA but not their eligibility for existing federal Medicaid matching payments.

The Health Reform Legislation expands coverage of uninsured individuals and provides for significant reductions in the growth of Medicare program payments, material decreases in Medicare and Medicaid disproportionate share hospital payments, and the establishment of programs where reimbursement is tied in part to patient outcomes. Based on Congressional Budget Office estimates, the Health Reform Legislation, as enacted, is expected to expand health insurance coverage to approximately 32 to 34 million additional individuals through a combination of public program expansion and private sector health insurance reforms.

Some of the most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state. While the Health Reform Legislation will greatly expand the number of adults who are eligible for Medicaid, it may not impact our business as Medicaid generally does not reimburse for care provided to adults treated in freestanding behavioral health facilities. As the direct impact of the Health Reform Legislation will be felt by our customers, as opposed to us, we are unable to predict with any reasonable certainty the likely impact of the Health Reform on our business model, financial condition or result of operations due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, court challenges and possible amendment, repeal or further implementation delays, as well as our inability to foresee how individuals, states and businesses will respond to the choices afforded them by the law.

Item 1A.	RISK FACTORS

Because we are a “Smaller Reporting Company,” we are not required to disclose the information required by this item.

Item 2.	PROPERTIES

The following principal facilities are leased by us and are material to our operations:

Facility	Address	Lease Term	Monthly Rent		Area (sq. ft.)
Office Sublease from HSP, Inc.	433 N. Camden, Suite 810 Beverly Hills, California 90210	Lease expires 1/31/2018	$4,438	(1)	2,367
Office Sublease from Praxis Health Group, L.L.C	4323 N. W. 63rd Street Suite 232, Oklahoma City, OK 73116	Month to month	$2,700		Approx. 400

(1)	The lease agreement requires 3.0% annual increases beginning in 2014 through the term of the lease. See Note 11 in accompanying notes to the financial statements in this Form 10-K.

Item 3.	LEGAL PROCEEDINGS

In June 2011, the Company vacated office space in Oklahoma City, Oklahoma prior to the expiration of the lease, at which time the landlord proceeded with litigation to collect outstanding lease payments. In December of 2013, both parties entered into a settlement agreement under which the Company agreed to make a one-time payment of $65,000 in full satisfaction of all amounts due under the lease terms.

In August 2011, the holder of the $1.5 million note payable (see Note 9 in footnotes to the financial statements in this Form 10-K) and 4.25 million of the Company’s outstanding common stock, filed a law suit for performance and repayment of the loan. In December 2011, in full settlement of the lawsuit and satisfaction of the $1.5 million note payable, the lender accepted assignment and receipt of the $2.15 million notes receivable the Company had received in July 2011 as consideration for the sale of the SPMC medical records, and cash totaling $91,000. Additionally, as part the settlement, the lender agreed to transfer the 4.25 million common stock back to the Company.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock is traded in the over-the-counter market under the symbol “FPCG.OB.” The following table presents, for the periods indicated, the high and low bid prices per share of our Common Stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

The Fiscal Year Ended September 30, 2011	High	Low
First Quarter	$0.51	$0.20
Second Quarter	0.35	0.10
Third Quarter	0.20	0.02
Fourth Quarter	0.81	0.01

The Fiscal Year Ended September 30, 2010	High	Low
First Quarter	$0.60	$0.35
Second Quarter	0.65	0.20
Third Quarter	0.65	0.40
Fourth Quarter	0.65	0.23

STOCKHOLDERS

As of March 28, 2014, and to the best of our knowledge, there were approximately 353 stockholders of record of our Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights at	warrants and rights	column (a)) at
	Sep. 30, 2011	at Sep. 30, 2011	Sep. 30, 2011
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	11,781,513	$0.604	141,101

Total	11,781,513	$0.604	141,101

(1)	In 2001, at our 2001 Annual Meeting, our stockholders approved two equity compensation plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of Common Stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of Common Stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event will the maximum number of shares of Common Stock which may be issued under the 2001 Plan as incentive stock options exceed 20,000,000. As of September 30, 2011 based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 14,264,477. As of September 30, 2011, we have discontinued offering the ESPP. Since its inception, a total of 22,940 shares of Common Stock have been purchased pursuant to the ESPP.
(2)	During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 125,000 shares of our Common Stock to individuals for participation on our Advisory Board. These warrants were issued at an exercise price of $0.625. These warrants expired on March 16, 2012. During the Fiscal Year Ended September 30, 2009, we also issued warrants to purchase 150,000 shares of our Common Stock to a member of the newly-created Medical Advisory Board. These warrants were issued an exercise price of $0.625. These warrants expired on June 10, 2012.

SALES OF UNREGISTERED EQUITY SECURITIES

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

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Because we are a “Smaller Reporting Company,” we are not required to disclosure the information required by this item.

Item 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

During the Fiscal Year Ended September 30, 2010, we shifted our strategy away from majority ownership in healthcare delivery companies to a focus on the provision of management, financial, and ancillary healthcare and IT services to the rural and community hospital market. Simultaneously, we embarked on initiatives to reorganize our operations. In pursuit of this reorganization, we undertook an initiative to divest ourselves of underperforming facilities and reduce or outsource administrative functions to better align cost structures and business volume. For additional information about our divestments, see Item 1. Business in this Form 10-K.

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

Additions to the allowance for doubtful accounts are netted against revenue for the period – See “Revenue Recognition” in Note 2 to the financial statements in this Form 10-K. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.

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

Impairment of Goodwill and Long-lived Assets

We review long-lived assets, certain identifiable intangible assets and goodwill related to these assets for impairment. For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable and annually for and other intangible assets not subject to amortization. Recoverability of an asset is measured by comparison of its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment to be recognized is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and for which management has committed a plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

In the Fiscal Year Ended September 30, 2010, we recorded an impairment of $187,000 of the intangible assets of The Chandler Clinic arising from the sale of the operations on December 1, 2010. No impairment loss was recorded during the fiscal year ended September 30, 2011.

Revenue Recognition

The Company has contracted billing rates for its management services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of allowances, which includes the provision for doubtful accounts, to arrive at net service revenues. Net patient service revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections.

Income Taxes

The liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

Stock-Based Compensation

The Company accounts for its stock options under the recognition and measurement principals of fair value set forth in FASB ASC Topic 718 Compensation – Stock Compensation. Our stock option plans are described in Note 13 to the financial statements contained in Item 8 of this Form 10-K.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income/(loss) by the weighted average shares of Common Stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average shares of Common Stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the conversion of our preferred stock to Common Stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase Common Stock, computed using the treasury stock method.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Carrying value of notes payable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

RESULTS OF OPERATIONS (All amounts in thousands)

	Fiscal	Fiscal
	Year Ended	Year Ended
	September 30,	September 30,
	2011	2010
Net revenue from services	$6,714	$1,081
Cost and expenses:
Selling, general and administrative expenses	8,795	6,825
Depreciation and amortization	25	28

Total costs and expenses	8,820	6,853

Operating loss	(2,106)	(5,772)
Other income (expense):
Interest income	21	11
Interest expense	(582)	(880)

Total other expense	(561)	(869)
Net loss from operations before taxation and non-cash beneficial conversion feature	(2,667)	(6,641)
Non-cash beneficial conversion feature preferred dividend	—	(48)

Net loss from continuing operations	$(2,667)	$(6,689)

Net income (loss) from discontinued operations, net of income taxes (including net gain on disposal of assets of $2,227 and $0 in 2011 and 2010, respectively. See Note 3. “Discontinued Operations”)	2,195	(2,855)

Net loss	$(472)	$(9,544)

FISCAL YEAR ENDED SEPTEMBER 30, 2011 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2010

Revenue

Net revenue of $6.7 million was generated in the Fiscal Year Ended September 30, 2011 compared with $1.1 million in the Fiscal Year Ended September 30, 2010, an increase of 521%, primarily due to an increased focus on our service revenue model subsequent to the disposition of our hospital and real estate holdings and the corresponding increase in service contracts secured. The provision for doubtful accounts in netted against revenues for the period. See Note 2. in the footnotes to the financial statements in this Form 10-K.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisted primarily of employee-related costs that are directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, stock-based compensation, rent, insurance premiums and costs relating to other outside services.

Selling, general and administrative expenses totaled $8.8 million in the Fiscal Year Ended September 30, 2011 and $6.8 million in the Fiscal Year Ended September 30, 2010, an increase of $2.0 million or 29%. This increase was also primarily due to increased focus on our service revenue model subsequent to the disposition of our hospital and real estate holdings and the increase costs related to increased service contracts.

Amortization of Stock-Based Compensation

Amortization of stock-based compensation consists of the expense incurred as the grant of options and warrants to purchase common stock vest over the term of the grant agreements. Since 2006, we have granted to officers, employees and members of our Advisory Board options to purchase our common stock.

We granted options to purchase 650,000 shares of our common stock during the Fiscal Years ended September 30, 2010. No options were granted during the Fiscal Year Ended September 30, 2011, accordingly, amortization of stock-based compensation expense remained consistent in Fiscal Year Ended September 30, 2011 at $1,003,000 compared to $1,077,000 during the Fiscal Year ended September 30, 2010. This amortization was included in selling, general and administrative expenses for presentation in the financial statements.

See Note 13. in the accompanying notes to the financial statements in this Form 10-K, “Stock Options” for a discussion of our stock option plans and stock-based compensation.

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

At September 30, 2011, the Company has no goodwill recorded. In the fiscal year ended September 30, 2010 we recorded an impairment of $187,000 of the intangible assets of The Chandler Clinic arising from the sale of the operations on December 1, 2010.

Operating Loss

We had an operating loss in the Fiscal Year Ended September 30, 2011 of $2.1 million compared to an operating loss of $5.8 million in the Fiscal Year Ended September 30, 2010, or a decrease of 64%. This decrease was due primarily to disposition of poorly performing assets.

Interest Income

We had interest income of $21,000 in the Fiscal Year Ended September 30, 2011 and $11,000 in the Fiscal Year Ended September 30, 2010, an increase of 91%. These amounts represent interest income earned on the investment of excess operating funds.

Interest Expense

We recorded interest expense of $582,000 in the Fiscal Year Ended September 30, 2011 and $880,000 in the Fiscal Year Ended September 30, 2010, reflecting a decrease of 34%. This decrease was due primarily to the retirement of the $4.6 million SPMC mortgage in the third quarter of the Fiscal Year Ended September 30, 2011.

Net Loss Before Taxation and Non-Cash Beneficial Conversion Feature

As a result of the foregoing, we recorded a net loss of $2.7 million and $6.7 million, in the Fiscal Years Ended September 30, 2011 and 2010 respectively, a decrease of $3.9 million or 59% The net loss decreased as a result of new operating contracts entered into in the Fiscal Year Ended September 30, 2011, and a gain recognized on the disposition of certain operating assets.

Non-Cash Beneficial Conversion Feature Preferred Dividend

In the Fiscal Year Ended September 30, 2010, we recognized a $48,000 non-cash beneficial conversion feature preferred dividend relating to the issuance of our 5-A Preferred and 6-A Preferred, each together with warrants, during the year. The expense, which arose from a beneficial conversion feature resulting from the fact that such convertible securities could be converted into our Common Stock at an amount below its market price on the commitment date of the securities, was recognized in accordance with FASB standards on accounting for convertible securities with beneficial conversion features. There was no further amortization for the beneficial conversion feature related to series 5-A or 6-A Preferred stock in 2011.

Net Loss Allocable to Common Stockholders

Net income or loss allocable to common stockholders is computed from net income or loss and adding or deducting deemed non-cash dividend to preferred stockholders and credit on exchanges. We had net loss allocable to common stockholders of $472,000, or $(0.03) per basic share in the Fiscal Year Ended September 30, 2011, compared with a net loss allocable to common stockholders of $9.5 million, or $(0.64) per basic share in the Fiscal Year Ended September 30, 2010.

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

Our cash and cash equivalents totaled $1.0 million as of September 30, 2011, compared with $0.5 million as of September 30, 2010, an increase of 100%, primarily attributable to the disposition of previously discontinued operations.

FUNDING

We have sustained operating losses since our inception and had an accumulated deficit of approximately $96 million as of September 30, 2011, which has been funded primarily through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.

As of September 30, 2011, we had current liabilities of $7.4 million and current assets of $5.2 million.

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

On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009 in the principal amount of $100,000; (ii) a convertible promissory note, dated as of March 31, 2009, in the principal amount of $50,000 and (iii) a convertible promissory note, dated as of April 14, 2009, in the principal amount of $50,000. Of the total Bridge Financing, $1,600,000 was considered a related party transaction. See Note 8. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K.

During the Fiscal Year Ended September 30, 2011, we entered into bridge financing transactions (the “2011 Bridge Financing”) where we entered into ten promissory notes, in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). We received the 2011 Bridge Financing in multiple installments as follows: $674,400, $549,600, $360,000, and $100,000 in August, September, November and December of 2011 respectively and $350,000 in January 2012. Each bridge note has attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. Of the total 2011 Bridge Financing, $1,559,000 was considered a related party transaction. The warrants were issued January 1, 2014. See Note 8. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K.

Beginning in February 2012, we entered into a staggered bridge financing transaction (the “2012 Bridge Financing”) whereby we entered into three promissory notes, in the aggregate principal amount of $1,279,000 (the “2012 Bridge Notes”), with three investors (the “2012 Lenders”) with maturity dates of June 30, 2014. The 2012 Bridge Loans funded as follows; $340,000, $320,000, $390,000 and $229,000 in February, March, April, and May of 2012 respectively. Each bridge note has attached warrants to purchase an aggregate of 4,092,800 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. The warrants were issued January 1, 2014. All of the 2012 Bridge Financing was considered a related party transaction. The 2012 Bridge Notes were paid in full in the Fiscal Year Ended September 30, 2013

Beginning in November 2013, we entered into a staggered bridge financing transaction (the “2013 Bridge Financing”) whereby we entered into four (4) promissory notes, with interest of 10% per annum, in the aggregate principal amount of $650,000 (the “2013 Bridge Notes”), with 4 investors, each note maturing June 30, 2014. The 2013 Bridge Loans funded as follows; $450,000, and $200,000, in November 2013 and January 2014, respectively. All of the 2013 Bridge Financing was considered a related party transaction.

In January 2014, the Company issued “penny” warrants to SMP Investments I, LLC for the purchase of up to 8,500,000 shares of Common Stock at an initial exercise price of $0.01 per share and exercisable for a period of five years from the date of issuance. In March 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000.

At September 30, 2011, we had a working capital deficit of $2.3 million and a stockholders’ deficit of $15.9 million, as compared to working capital of $3.7 million and a stockholders’ deficit of $16.4 million at September 30, 2010, decreases of 39% and 3%, respectively, primarily attributable to the disposition of previously discontinued assets and increase in accounts receivable. We have long-term liabilities of $26 million as of September 30, 2011, compared to $19.4 million as of September 30, 2010, an increase of $6.6 million or 34%, primarily due to the deferred gain on the sale of assets. Deferred gains as of September 30, 2011 and 2010 were $18.1 million and $0, respectively. To date, we have financed our operations primarily through sales of preferred and common equity, issuance of promissory notes, and cash from operations.

Net cash used in operating activities totaled $1.9 million in the Fiscal Year Ended September 30, 2011, compared with $2.9 million in the Fiscal Year Ended September 30, 2010. The $1.0 million decrease in net cash used in operations in the Fiscal Year Ended September 30, 2011 arose primarily from the $2.3 million cash provided by discontinued operations in the Fiscal Year Ended September 30, 2011.

Net cash provided by investing activities in the Fiscal Year Ended September 30, 2011 was $1.3 million, compared to $1.4 million in the Fiscal Year Ended September 30, 2010, a decrease of $0.1 million. This decrease in cash from investing activities was primarily the result of net cash provided by discontinued operations of $1.3 million. During the Fiscal Year Ended September 30, 2010, cash was provided by the removal of restrictions on $1.5 million of cash held on deposit with the former debt holder on the SPMC building.

Net cash provided by financing activities was $1.1 million in the Fiscal Year Ended September 30, 2011, compared with $0.9 million in the Fiscal Year Ended September 30, 2010, an increase of $0.2 million, which increase was primarily the result of $1.2 million cash proceeds from the bridge notes, $0.4 million cash proceeds from the line of credit, and $0.3 million cash proceeds from a note for total proceeds of $1.9 million. The debt proceeds were offset by $0.4 million of payments on debt, and $0.5 million cash used by discontinued operations. Net cash provided by financing activities in the Fiscal Year Ended September 30, 2010 was provided primarily by $0.5 million proceeds from the exercise of stock warrants and $0.5 million cash provided by discontinued operations.

At September 30, 2011, we had total liabilities of $33.5 million and total assets of $30.0 million.

We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources or the mix and relative cost of our capital resources.

OFF-BALANCE SHEET ARRANGEMENTS

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Because we are a “Smaller Reporting Company,” we are not required to disclosure the information required by this item.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a “Smaller Reporting Company,” we are not required to disclosure the information required by this item.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

First Physicians Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of First Physicians Capital Group, Inc. (the “Company”), as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

April 4, 2014

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,001	$535
Accounts receivable, net of allowance for uncollectible accounts	4,055	38
Prepaid expenses	60	47
Other current assets	37	186
Assets from discontinued operations	12	5,738

Total current assets	5,165	6,544
Property and equipment, net	33	58
Notes receivable	24,493	—
Other assets	293	332
Non-current assets from discontinued operations	41	18,796

Total assets	$30,025	$25,730

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,031	$418
Accrued expenses	1,720	1,150
Current maturities of long term debt	4,102	1,022
Liabilities of discontinued operations	576	7,671

Total current liabilities	7,429	10,261
Long term debt, net of current portion	7,993	9,391
Deferred gain	18,050	—
Non-current liabilities of discontinued operations	—	10,056

Total liabilities	33,472	29,708

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of September 30, 2011 and 2010)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as September 30, 2011 and 2010)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock: (Note 12)
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of September 30, 2011 and 2010)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of September 30, 2011 and 2010)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of September 30, 2011 and 2010)	153	153
Additional paid-in-capital	80,238	79,235
Accumulated deficit	(96,138)	(95,666)
Treasury stock, at cost (149,744 shares as of September 30, 2011 and 2010)	(104)	(104)

Total stockholders’ deficit:	(15,851)	(16,382)

Total liabilities, preferred stock and stockholders’ deficit	$30,025	$25,730

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal	Fiscal
	Year Ended	Year Ended
	September 30,	September 30,
	2011	2010
Net revenue from services	$6,714	$1,081
Cost and expenses:
Selling, general and administrative expenses	8,795	6,825
Depreciation and amortization	25	28

Total costs and expenses	8,820	6,853

Operating loss	(2,106)	(5,772)
Other income (expense):
Interest income	21	11
Interest expense	(582)	(880)

Total other expense	(561)	(869)
Net loss from operations before taxation and non-cash beneficial conversion feature	(2,667)	(6,641)
Non-cash beneficial conversion feature preferred dividend	—	(48)

Net loss from continuing operations	$(2,667)	$(6,689)

Net income (loss) from discontinued operations, net of income taxes (including net gain on disposal of assets of $2,227 and $0 in 2011 and 2010, respectively. See Note 3. “Discontinued Operations”)	2,195	(2,855)

Net loss	$(472)	$(9,544)

Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$(0.18)	$(0.45)
Discontinued operations	0.15	(0.19)

Total basic and diluted loss per share of common stock	$(0.03)	$(0.64)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except for shares data)

			Additional		Other		Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Amount	Capital	Deficit	Income (Loss)	Stock	Deficit
Balance at Sept. 30, 2009	13,448,683	$136	$77,109	$(86,070)	$(52)	$(79)	$(8,956)
Net Loss				(9,596)	52		(9,544)
Issuance of Common Stock	200,000	2	98				100
Conversion of 6-A Preferred to Common Stock	400,000	4	121				125
Proceeds from exercise of warrants	1,105,685	11	492				503
Cancellation of Restricted Shares	(48,611)						—
Purchase of treasury stock	(56,250)					(25)	(25)
Issuance of warrants with 5-A Preferred Stock			11				11
Issue of warrants with 6-A Preferred Stock			36				36
Bridge Loan Warrant Extension			291				291
Stock based Compensation			1,077				1,077

Balance at Sept. 30, 2010	15,049,507	153	79,235	(95,666)	—	(104)	(16,382)

Net Loss				(472)			(472)
Stock based Compensation			1,003				1,003

Balance at Sept. 30, 2011	15,049,507	$153	$80,238	$(96,138)	$—	$(104)	$(15,851)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010
Cash flows from operating activities:
Net loss	$(472)	$(9,544)
Net income (loss) from discontinued operations	2,195	(2,855)

Net loss from continuing operations	(2,667)	(6,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25	28
Bad debt provision	3,916	—
Amortization of stock-based compensation	1,003	1,077
Amortization of debt discount	—	522
Debt issued for consulting expense	100	—
Changes in working capital components:
Accounts receivable	(7,933)	13
Prepaid expenses	(13)	—
Other assets	188	(9)
Accounts payable	613	(213)
Accrued expenses	570	(128)

Net cash used in operating activities	(4,198)	(5,399)
Net cash provided by discontinued operations’ operating activities	2,317	2,502

Net cash used in operating activities	(1,881)	(2,897)
Cash flows from investing activities:
Decrease in restricted cash	—	1,523

Net cash provided by investing activities	—	1,523
Net cash provided by (used in) discontinued operations’ investing activities	1,265	(146)

Net cash provided by investing activities	1,265	1,377
Cash flows from financing activities:
Proceeds from convertible debt	1,224	—
Payment on convertible debt	(100)	(253)
Proceeds on notes payable	730	—
Payments on long term debt	(272)	—
Purchase of treasury stock	—	(25)
Proceeds from exercise of stock warrants	—	503
Proceeds from issuance of preferred stock, net of cost	—	56
Proceeds from issuance of common stock	—	100

Net cash provided by financing activities	1,582	381
Net cash provided by (used in) discontinued operations’ financing activities	(500)	482

Net cash provided by financing activities	1,082	863

Net increase (decrease) in cash and cash equivalents	466	(657)
Cash and cash equivalents at beginning of year	535	1,192

Cash and cash equivalents at end of year	$1,001	$535

Supplemental cash flow information:
Cash paid for interest	$678	$1,356
Cash paid for taxes	—	—
Non-cash transactions:
Notes receivable from sale of assets	$14,150	—
Notes receivable from sale leaseback	$10,343	—
Assumption of mortgage on sale leaseback	$6,625	—
Assumption of capitalized loan cost on sale leaseback	$282	—
Warrants issued in conjunction with bridge financing	$—	291

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

On October 29, 2007, we acquired 51% of the issued and outstanding membership units of Rural Hospital Acquisition, LLC, an Oklahoma limited liability company (“RHA”). Based in Oklahoma City, RHA owned and operated three critical access hospitals, one medical clinic and an ancillary support services unit, which were focused on the delivery of healthcare services to rural communities in Oklahoma. On May 1, 2008, RHA Anadarko, LLC, a wholly owned subsidiary of RHA, purchased 100% of the issued and outstanding membership interests of Southern Plains Medical Center (“SPMC”). Founded in 1915, SPMC is one of the oldest continuously operating multi-specialty physician practices in the United States. Beginning November 18, 2008, RHA began operating under the trade name Southern Plains Medical Group. On December 11, 2008, we acquired the remaining 49% of the issued and outstanding membership units of RHA, making RHA an indirect wholly-owned subsidiary of ours.

On May 1, 2009, we purchased The Chandler Clinic (“TCC”), a family medical practice located in Chandler, Oklahoma. On December 1, 2010, we sold the operations of The Chandler Clinic to the physician group from which it was originally purchased. The Company has no further obligations or interests in this facility and the buyer assumed the liabilities and leases related to this facility in the transaction. The Company received no consideration at closing.

On September 29, 2009, at our Annual Meeting of Stockholders, our stockholders voted to amend our Certificate of Incorporation to change our legal name from “Tri-Isthmus Group, Inc.” to “First Physicians Capital Group, Inc.” We became First Physicians Capital Group, Inc. on September 29, 2009.

On January 13, 2010, Southern Plains Medical Center, Inc., our previously wholly-owned indirect subsidiary (“SPMC”), entered into a sale/leaseback transaction pursuant to an asset purchase agreement dated January 13, 2010 whereby SPMC sold certain property to Southern Plains Associates, LLC (“SPA”). First Physicians Realty Group, LLC, 50% of SPA and Capital Investors of Oklahoma, LLC, owned the other 50%. The purchase price for the sale/leaseback transaction was paid to SPMC as follows: (i) $1,500,000 was paid in the form of a promissory note, dated January 13, 2010, and (ii) $4,500,000 was paid in cash at the closing. The $4,500,000 in cash proceeds was used to pay off short-term debt associated with the property sold in the amount of $3,700,942, plus related interest. SPMC received net proceeds of $732,221 after retirement of the debt and other associated closing costs. Restricted cash on deposit with the debt holder and pledged as a security on the debt in the amount of $1,524,091 was released and returned to us. In connection with the transaction, SPMC leased back from SPA the property sold, pursuant to a lease agreement dated December 16, 2009. The lease agreement provided for a 20-year term with an automatic 10-year renewal.

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

On January 31, 2011, RHA, and our wholly-owned subsidiaries, sold its owned hospital buildings and land in Stroud and Anadarko, Oklahoma to First Physicians Realty Group for $10,324,000. As payment for the purchase, First Physicians Realty Group assumed the existing first mortgage debt of $6,625,000 and executed $3,699,000 of promissory notes payable to RHA.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Simultaneously with the sale of the land and buildings, RHA and its wholly-owned subsidiaries executed a twenty (20) year lease for the hospital facilities. The leases have been accounted by First Physicians Realty Group as direct financing leases and reflected as notes receivable in the accompanying Consolidated Balance Sheet subsequent to the April 1, 2011 sale of the owned hospitals. To date, no payments have been received on these notes, and no interest income has been recorded. The note receivables are collateralized by the hospital real estate. Upon completion of the transaction a deferred gain of $4.0 million was recorded and is being amortized on a straight-line basis over the 20 year lease term. The Company recognized $0.1 million of amortization during the Fiscal Year Ended September 30, 2011, which is included in net income from discontinued operations on the accompanying Consolidated Statements of Operations.

On May 4, 2011 RHA entered into that certain Stock Purchase Agreement, dated May 4, 2011 (the “Cura SPA”), by and between RHA and with One Cura Wellness Inc. (“One Cura”) for the sale of RHA Anadarko, LLC, and RHA Stroud, LLC to One Cura (the “Cura Transaction”). Upon closing, RHA received two notes totaling $12,000,000 as consideration for the purchase. The notes have a term of ten (10) years and bear interest at a rate of ten percent (10%). To date, no payments have been received on these notes, and no interest income has been recorded. A deferred gain of $12.0 million is recorded each year-end related to these notes and will be recognized upon cash payments received.

In conjunction with the Cura SPA, First Physicians Business Solutions, LLC (“FPBS”) a wholly owned direct subsidiary of the Company entered into management services agreements with RHA Anadarko and RHA Stroud to provide management services for an initial period of six and one half (6.5) years. Further, First Physicians Resources, LLC (“FPR”) and wholly owned direct subsidiary of the registrant entered into staff leasing agreements to provide staffing to RHA Anadarko and RHA Stroud for an initial term of one (1) year. Finally, First Physicians Realty Group, LLC (“FPRG”) a wholly owned direct subsidiary of the registrant entered into an Amended and Restated lease with RHA Anadarko and RHA Stroud to continue the lease of real property associated with the hospitals owned by RHA Anadarko and RHA Stroud.

On July 13, 2011, Rural Hospital Acquisition, LLC (“RHA”) entered into a Stock Purchase Agreement, dated July 13, 2011 (the “SPMC SPA”), by and between RHA and Southern Plains Associates II, LLC (“SPA II”), and that certain Asset Purchase Agreement, dated July 13, 2011 (the “SPMC APA”), by and between RHA and SPA II, for the sale of (i) SPMC and (ii) the medical records associated with SPMC, respectively. As consideration for the sale, RHA received two notes totaling $2,150,000. The notes have a term of ten (10) years and bear interest at a rate of five percent (5%) per annum. In addition, SPA II delivered to RHA a buyer’s Members’ guarantee and a company guarantee.

In conjunction with the stock sale/purchase agreement, SPA and Capital Investors of Oklahoma, LLC entered into a Real Estate Purchase Agreement with the SPMC buyer for the purchase/sale of the SPMC real estate. As consideration for the purchase/sale of the SPMC real estate the buyer assumed the existing mortgage on the property and caused the lender to release all guarantees of the mortgage by us. At closing the mortgage had a remaining principal balance of $4,560,982. The SPMC buyer also assumed four equipment loans from the company with a total remaining principal balance of $121,471 and bearing interest rates of 6.75%.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Cash and Cash Equivalents

Cash consists of cash on hand and amounts deposited with high quality financial institutions. Amounts on deposit at times exceeds the insurance limits. Cash equivalents are highly liquid instruments including cash in money market current accounts that are interest-bearing, capital guaranteed and without any withdrawal restrictions. As of September 30, 2011, cash deposits exceeded the federally insured limit of $250,000 by $751,000.

Accounts Receivable

The Company has contracted billing rates for its management services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of allowances based on expected collections, which includes the provision for doubtful accounts, to arrive at net revenues. Net revenues may not represent amounts ultimately collected.

Additions to the allowance for doubtful accounts are netted against revenue for the period – See “Revenue Recognition” in this Note to the financial statements in this Form 10-K. We write off uncollectible accounts against the allowance for doubtful accounts after exhausting collection efforts and adding subsequent recoveries. Net accounts receivable include only those amounts we estimate we will collect.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

At September 30, 2011, the company has no goodwill recorded. In the fiscal year ended September 30, 2010 we recorded an impairment of $187,000 of the intangible assets of The Chandler Clinic arising from the sale of the operations on December 1, 2010.

Revenue Recognition

The Company has contracted billing rates for its management services which it bills as gross revenue as services are delivered. Gross billed revenues are then reduced by the Company’s estimate of allowances, which includes the provision for doubtful accounts, to arrive at net revenues. Net revenues may not represent amounts ultimately collected. The Company adjusts current period revenue for differences in estimated revenue recorded in prior periods and actual cash collections.

The following table shows gross revenues and allowances for the twelve months ended September 30, 2011 and 2010 (in thousands):

	Fiscal year ended
	September 30,	September 30,
	2011	2010
Revenue from services	$10,630	$1,081
Allowances	(3,916)	—

Net revenue	$6,714	$1,081

Allowances percentage	37%	0%

Income Taxes

The liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

The company’s income tax returns are subject to examination by taxing authorities for a period of three years from the date they are filed. As of September 30, 2011, the following tax years are subject to examination:

Jurisdiction	Open Years for Filed Returns	Return Filed in 2011
Federal	Fiscal years 2008 - 2010	Fiscal year 2010
California	Fiscal years 2008 - 2010	Fiscal year 2010

Stock-Based Compensation

The Company accounts for its stock options under the recognition and measurement principals of fair value set forth in FASB ASC Topic 718 Compensation – Stock Compensation.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Concentration of Credit Risk and Sales

Our operations are concentrated in one area—rural critical access hospital management. For the Fiscal Years Ended September 30, 2011 and 2010, 100% of our revenue was derived from operations in the state of Oklahoma. For the Fiscal Year Ended September 30, 2011, 89% of our revenue was derived from our management services and staff leasing contracts with one customer. For the Fiscal Year Ended September 30, 2010, no individual customer accounted for greater than 10% of total revenues. At September 30, 2011, 98% of our accounts receivable was derived from our management services and staff leasing contracts with one customer. At September 30, 2010, no individual customer accounted for greater than 10% of total accounts receivable.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Carrying value of notes receivable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

3. Discontinued Operations

On January 10, 2011, RHA Tishomingo, LLC, an indirect subsidiary of ours, entered into an Asset Purchase Agreement to sell the hospital operations of Johnson Memorial Hospital in Tishomingo, Oklahoma to Mercy Tishomingo Hospital Corporation. Also on January 10, 2011, we entered into an Agreement for Purchase and Sale of Real Property to sell the real estate and equipment of Johnson Memorial Hospital to RSE Enterprises, Inc., (together with the sale to Mercy Tishomingo Hospital Corporation, the “Tishomingo Transaction”) (See Note 1 in the Form 10-K).

On May 4, 2011, we completed the RHA-“One Cura” transaction in which we sold RHA Anadarko LLC, and RHA Stroud LLC, and on July 13, 2011, we completed the RHA –SPA II transactions (See Note 1 in this Form 10-K) in which we sold SPMC and SPA.

On September 15, 2011, we completed the “DEL MAR SPA” transaction in which we sold our 53% interest in Outpatient Surgery of Del Mar, L.L.C., a California limited liability company (“DEL MAR”) (See Note 1 in this Form 10-K).

As of September 30, 2011 and 2010, the operating assets of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, and SPMC and SPA, each wholly owned subsidiaries of RHA, and Outpatient Surgery of Del Mar, L.L.C a majority owned subsidiary, have been recorded as assets from discontinued operations and the liabilities as liabilities of discontinued operations. We have reclassified to discontinued operations, for all periods presented, the results of operations of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, SPA, and Outpatient Surgery of Del Mar, L.L.C.

The results of discontinued operations for the twelve months ended September 30, 2011 and 2010 are as follows (in thousands):

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Twelve months ended
	September 30,	September 30,
	2011	2010
Net revenue from services	$17,506	$32,507
Costs and expenses:
Selling, general and administrative expenses	15,790	32,491
Depreciation and amortization	854	1,355
Impairment of long-lived assets	—	187

Total costs and expenses	16,644	34,033
Operating income (loss)	862	(1,526)
Other income (expense):
Other	10	485
Interest expense	(610)	(1,133)
Non-controlling interests	(294)	(681)

Loss before income taxes	(32)	(2,855)
Taxation	—	—

Total discontinued operations	$(32)	$(2,855)

A summary of the assets and liabilities of assets available for sale operations as of September 30, 2011 and 2010 is as follows (in thousands):

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	September 30,	September 30,
	2011	2010
Assets
Cash and cash equivalents	$5	$1,132
Accounts receivable, net	—	3,749
Prepaid expenses	—	76
Other current assets	7	781

Total current assets	12	5,738
Property and equipment, net	41	17,499
Goodwill	—	759
Other assets	—	538

Total non-current assets	41	18,796

Total assets from discontinued operations	53	24,534

Liabilities
Accounts payable	290	3,949
Accrued expenses	276	2,484
Current maturities of long term debt	10	1,238

Total current liabilities	576	7,671
Long term debt	—	7,246
Deferred gain on sale of assets	—	1,705
Non controlling interests	—	1,105

Total non-current liabilities	—	10,056

Total liabilities from discontinued operations	$576	$17,727

4. Earnings/(Loss) Per Share

The amounts in the table below are in thousands except for per share amounts.

	Fiscal	Fiscal
	Year Ended	Year Ended
	September 30,	September 30,
	2011	2010
Numerator for basic and diluted earnings (loss) per share:
Net loss attributable to continuing operations	$(2,667)	$(6,689)
Net earnings (loss) attributable to discontinued operations	2,195	(2,855)
Denominator for basic and diluted earnings (loss) per share — weighted average shares	15,049,507	14,819,280
Basic and diluted earnings (loss) per share of common stock:
Continuing operations	$(0.18)	$(0.45)
Discontinued operations	0.15	(0.19)

Total basic and diluted loss per share of common stock	$(0.03)	$(0.64)

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

As we had a net losses from continuing operations for the Fiscal Years Ended September 30, 2011 and 2010, stock options to purchase 7,260,000 and 8,659,082 common shares, respectively, and warrants to purchase 4,731,513 and 7,949,013 common shares, respectively, were excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

Additionally, for the Fiscal Years Ended September 30, 2011 and 2010, the following potential common shares outstanding are also excluded from the computation of diluted net loss per share as their effect is anti-dilutive; 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares and 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares.

5. Accounts receivable

Accounts receivable consisted of the following:

	September 30,	September 30,
	2011	2010
Gross accounts receivable	$8,432	$474
Reserves for bad debt	(4,338)	(422)
Reserves for contractual allowances	(39)	(14)

Accounts receivable, net	$4,055	$38

6. Other current assets

Other current assets consisted of the following:

	September 30,	September 30,
	2011	2010
Other current assets:
Deposits	7	4
Other receivables	30	182

Total other assets	$37	$186

7. Property and equipment

	September 30,	September 30,
	2011	2010
Property and equipment:
Furniture, fixtures and computer hardware	$130	130
Accumulated depreciation	(97)	(72)

Property and equipment, net	$33	$58

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Each Bridge Note originally became due and payable on November 6, 2009. We extended these notes under the terms of an extension option contained in the Bridge Notes. Pursuant to the terms of the extension option, we were required to issue warrants to the Bridge Lenders to purchase shares of Common Stock in the following amounts: (i) to SMP, 125,000 shares at a price of $0.50 per share, and 83,333 shares at a price of $0.75 per share and (ii) to Ciabattoni, 250,000 shares at a price of $0.50 per share, and 166,667 shares at a price of $0.75 per share. All of the warrants issued were exercisable for a period of twenty six months from the date of issuance, and were allowed to expire unexercised. The new due date of the Bridge Notes pursuant to the extension option was February 6, 2010. We were to repay the unpaid principal of each Bridge Note on this date, together with accrued and unpaid interest of 16%.

The Bridge Lenders initially agreed to extensions as follows: the maturity date of the promissory note held by SMP, in the principal amount of $500,000, is extended to August 6, 2011; the maturity date of the promissory note held by Ciabattoni, in the principal amount of $1,000,000, is extended to February 6, 2013. Effective February 1, 2010, the interest rate was changed from 16% to 10% per annum for the Bridge Notes. As further discussed in Note 17. to the financial statements in this Form 10-K, “Subsequent Events”, each 2009 Bridge Lender agreed to extend the maturity date(s) of their respective Bridge Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014.

The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Notes. As of September 30, 2011, none of the Bridge Lenders has effected such a conversion.

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

Each Second Bridge Note originally became due and payable on December 3, 2009, unless the maturity date is extended pursuant to the terms of an extension option. The Second Bridge Notes included a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. As of September 30, 2011, none of the Second Bridge Lenders has effected such a conversion.

We extended the Second Bridge Notes for an additional three months under the terms of the extension option contained in the Second Bridge Notes. Upon exercising this option, we were required to issue warrants to the Second Bridge Lenders to purchase an aggregate of 208,333 shares of our Common Stock, 125,000 shares of which will be issued at an exercise price of $0.50 per share and 83,333 shares of which will be issued at an exercise price of $0.75 per share. These warrants were allowed to expire, unexercised. The new due date for the Second Bridge Notes pursuant to the extension option was March 3,

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2010. The Second Bridge Lenders agreed to an additional extension period for the Second Bridge Notes ranging from eighteen to thirty-six months from the March 3, 2010 due date and also agreed to a reduction in the annual interest rate from 16% to 10%. As further discussed in Note 17 of the financial statements in this Form 10-K, “Subsequent Events”, each of the Second Bridge Lenders agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014.

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

The new due dates for the Third Bridge Notes, pursuant to the extension option, was March 31, 2010 for each of the Darras Note and the SFV Note and April 14, 2010 for the Katz Note. The Third Bridge Lenders agreed to an additional extension period for the notes ranging from eighteen to thirty-six months from the March 31, 2010 and April 14, 2010 due dates and also agreed to a reduction in the annual interest rate from 16% to 10%. As further discussed in Note 17 of the financial statements in this Form 10-K, “Subsequent Events”, each Third Bridge Lender agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014.

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

The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note amounted to $291,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes the Darras Note, the SFV Note and the Katz Note, as well as the beneficial conversion feature, will be amortized over the term of the loans. Amortization for the Fiscal Years Ended September 30, 2011 and 2010 amounted to $0 and $522,000, respectively.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the Fiscal Year Ended September 30, 2012, $750,000 of the Bridge Financing was repaid. Of the $750,000 paid, $75,000 and $175,000 was paid to SMP Investments I, LLC, and Anthony J. Ciabattoni respectively, both of which are considered related party transactions. As of September 30, 2011, $2,100,000 of the 2009 Bridge Financing remains outstanding.

During the Fiscal Year Ended September 30, 2011, we entered into bridge financing transactions (the “2011 Bridge Financing”) where we entered into ten promissory notes, in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). We received the 2011 Bridge Financing in multiple installments as follows: $674,400, $549,600, $360,000, and $100,000 in August, September, November and December of 2011 respectively and $350,000 in January 2012. Each bridge note has attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. Of the total 2011 Bridge Financing, $1,559,000 was considered a related party transaction. The warrants were issued January 1, 2014.

Each 2011 Bridge Note originally became due and payable in September 2012. Each 2011 Bridge Lender agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014. The 2011 Bridge Notes, less accumulated interest, were paid off entirely in Fiscal Year Ended September 30, 2013.

9. Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2011	September 30, 2010
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,278	3,365
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,181	3,348
Note payable, 5% interest payable quarterly, matures on or before December 11, 2011	1,500	1,500
Bridge notes payable, 10% interest, matures on or before June 2014	3,324	2,200
Note payable, 9% interest per annum and matures in February 2016	332	—
Revolving line of credit, 5% interest per annum	380	—
Note payable, 10% interest per annum and matures in September 2014	100	—

Total	12,095	10,413

Less current maturities of long term debt	(4,102)	(1,022)

Total long term debt	$7,993	$9,391

The following chart shows scheduled principal payments due as of September 30, 2011 on long-term debt for the next five years and thereafter (in thousands):

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fiscal Year Ended September 30, 2011	Payments
FY 2012	$4,102
FY 2013	1,828
FY 2014	508
FY 2015	441
FY 2016	444
Thereafter	4,772

Total	$12,095

10. Warrants

Outstanding exercisable warrants consisted of the following as of September 30, 2011:

	Remaining	Exercise
Description	Life	Price	Warrants
July 16, 2007 Preferred Stock Series 5-A warrants issued to investor	9 months	$0.45	50,000
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	1.5 years	0.5	436,250
February 6, 2009 warrants issued in connection with notes payable	4 months	0.5	1,125,000
February 6, 2009 warrants issued in connection with notes payable	4 months	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	5 months	0.5	375,000
March 3, 2009 warrants issued in connection with notes payable	5 months	0.75	250,000
March 16, 2009 warrants issued to Medical Advisory Board	6 months	0.625	125,000
March 31, 2009 warrants issued in connection with notes payable	6 months	0.5	112,500
March 31, 2009 warrants issued in connection with notes payable	6 months	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	6 months	0.5	37,500
April 14, 2009 warrants issued in connection with notes payable	6 months	0.75	25,000
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	2.5 years	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	2.5 years	0.63	150,000
October 19, 2009 Preferred Stock Series 5-A warrants issued to investor	1 month	0.5	25,800
October 19, 2009 Preferred Stock Series 6-A warrants issued to investor	1 month	0.5	4,200
November 6, 2009 warrants issued in connection with notes payable	4 months	0.5	375,000
November 6, 2009 warrants issued in connection with notes payable	4 months	0.75	250,000
December 3, 2009 warrants issued in connection with notes payable	5 months	0.5	125,000
December 3, 2009 warrants issued in connection with notes payable	5 months	0.75	83,331
December 2, 2009 warrants issued in connection with issuance of common stock	5 months	0.5	60,000
December 14, 2009 Preferred Stock Series 6-A warrants issued to investor	3 months	0.5	3,600
December 31, 2009 warrants issued in connection with notes payable	6 months	0.5	37,500
December 31, 2009 warrants issued in connection with notes payable	6 months	0.75	24,999
January 14, 2010 warrants issued in connection with notes payable	3 months	0.5	12,500
January 14, 2010 warrants issued in connection with notes payable	3 months	0.75	8,333

			4,731,513

Warrants Issued Pursuant to the Sale and Issuance of Series 6-A Convertible Preferred Stock

During the Fiscal Year Ended September 30, 2009, pursuant to the sale and issuance of 350 shares of 6-A Preferred, we issued warrants to purchase an aggregate of 210,000 shares of Common Stock to an investor. The investor represented to us in writing that he is an “accredited investor,” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. These warrants have an exercise price of $0.50 per share and expired during September 30, 2011.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Warrants Issued Pursuant to the Individuals for Advisory Board Participation

During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 125,000 shares of our Common Stock to individuals for participation on our Advisory Board. These warrants were issued with Black-Scholes assumptions of 152% volatility, $0.50 share price, risk-free interest rates of 1.39% and an exercise price of $0.625. The warrants had a calculated value of $50,000, recognized over the two-year vesting period. As of September 30, 2011, all of these warrants remained outstanding.

During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 150,000 shares of our Common Stock to a member of the newly created Medical Advisory Board. These warrants were issued with Black Scholes assumptions of 152% volatility, $0.52 share price, risk-free interest rates of 2.0% and an exercise price of $0.625. The warrants had a calculated value of $62,000, recognized over the one-year vesting period. As of September 30, 2011, all of these warrants remain outstanding.

Other Warrant Issuances

In connection with the sale and issuance of promissory notes to finance the purchase of RHA on October 29, 2007 during the Fiscal Year Ended September 30, 2008, we issued two groups of warrants to the purchasers of these promissory notes (the “Holders”). The first group of warrants, a certain number of which were issued to each of the Holders, allows the Holders to purchase up to an aggregate of 1,980,000 shares of our Common Stock at an initial exercise price of $0.3125 per share, exercisable for a period of three years from the date of issuance. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.29 share price, risk-free interest rates of 3.13% an exercise price of $0.3125 and have expired as of the Fiscal Year ended September 30, 2011. The warrants had a calculated value of $203,648, recognized over the vesting period. The second group of warrants, a certain number of which were issued to each of the Holders, allows the Holders to purchase up to an aggregate of 1,237,500 shares of our Common Stock at an initial exercise price of $0.50 per share, exercisable for a period of three years from the date of issuance. The warrants were issued with Black-Scholes assumptions of 52% volatility, $0.29 share price, risk-free interest rates of 3.13% an exercise price of $0.50. The warrants had a calculated value of $76,000, to be recognized over the vesting period. Each of the Holders represented to us in writing that it was an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. All of these warrants had expired during Fiscal Year ended September 30, 2011

During the Fiscal Year Ended September 30, 2008, we issued warrants to purchase 397,250 shares of our Common Stock to Waveland Capital, LLC in connection with their service as placement agent in the private placement of shares of our 5-A Preferred and 6-A Preferred sold and issued during the Fiscal Year Ended September 30, 2008. These warrants are exercisable for a period of 5 years at an exercise price of $0.50 per share. Waveland Capital, LLC represented to us in writing that it is an “accredited investor,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. As of September 30, 2011, all of these warrants remained outstanding. The warrants had a calculated value of $123,000, netted against the proceeds of the above-described private placement.

Sales of Unregistered Equity Securities

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the Fiscal Year ended September 30, 2010, the fair value of warrants issued in conjunction with the extension of the convertible notes which were issued in connection with the bridge financing we entered into during the fiscal year ended September 30, 2009 amounted to $291,000.

	Number of Shares of Common Stock		Weighted-Average Exercise Price Per Share
	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010
Warrants outstanding at beginning of the period	7,949,013	14,459,635	$0.51	$0.49
Issued	—	1,010,263	$0	$0.59
Exercised	—	(1,105,685)	$0	$0.46
Cancelled or expired	(3,217,500)	(6,415,200)	$0.38	$0.5

Warrants outstanding at end of the period	4,731,513	7,949,013	$0.58	$0.51

11. Commitments and Contingencies

Litigation

In June 2011, the Company vacated office space in Oklahoma City, Oklahoma prior to the expiration of the lease, at which time the landlord proceeded with litigation to collect outstanding lease payments. In December of 2013, both parties entered into a settlement agreement under which the Company agreed to make a one-time payment of $65,000 in full satisfaction of all amounts due under the lease terms.

In August 2011, the holder of the $1.5 million note payable (see Note 9 in footnotes to the financial statements in this Form 10-K) and 4.25 million of the Company’s outstanding common stock, filed a law suit for performance and repayment of the loan. In December 2011, in full settlement of the lawsuit and satisfaction of the $1.5 million note payable, the lender accepted assignment and receipt of the $2.15 million notes receivable the Company had received in July 2011 as consideration for the sale of the SPMC medical records, and cash totaling $91,000.Additionally, as part the settlement, the lender agreed to transfer the 4.25 million common stock back to the Company.

Leases

We lease our operating facilities under non-cancelable operating leases that expire at various dates through 2030. We also lease certain equipment under capital leases. Rent expense was $1.1 million in the Fiscal Year Ended September 30, 2011 and $1.7 million in the Fiscal Year Ended September 30, 2010.

Future minimum lease obligations at September 30, 2011 for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows (in thousands):

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Year Ending September 30,	Operating Leases
2012	$67
2013	48
2014	50
2015	51
2016 and thereafter	137

$353

12. Preferred Stock

Non-Redeemable Preferred Stock and Redeemable Preferred Stock

Effective February 24, 2000, we authorized 5,000,000 shares of preferred stock. The preferred stock is divided into several series. The Series 1-A Convertible Preferred Stock consists of 2,802,000 shares, the Series 2-A Convertible Preferred Stock consists of 1,672,328 shares, the Series 3-A Convertible Preferred Stock consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, the 5-A Preferred consists of 9,000 shares and the 6-A Preferred consists of 5,000 shares. Following completion of the sale of our BPO operations in Asia, no Series 3-A Preferred Stock or Series 4-A Preferred Stock remained outstanding and no shares of Series 3-A Preferred Stock or Series 4-A Preferred Stock were subsequently issued. During the Fiscal Year Ended September 30, 2008, we began issuing preferred stock designated as 6-A Preferred. Series 1-A Convertible Preferred Stock, Series 2-A Convertible Preferred Stock, 5-A Preferred and Series 6-A Preferred Stock outstanding as of end of the Fiscal Year Ended September 30, 2011 and the Fiscal Year Ended September 30, 2010 is described below.

Series 1-A Convertible Preferred Stock

As of the end of the Fiscal Years Ended September 30, 2011 and 2010, we had 67,600 shares of Series 1-A Convertible Preferred Stock, convertible into 33,493 common shares with an aggregate liquidation value of $167,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Convertible Preferred Stock and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Convertible Preferred Stock, shall be automatically converted into shares of Common Stock at the then-effective conversion price, immediately upon closing of a public offering of our Common Stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Convertible Preferred Stock. The holder of each share of Series 1-A Convertible Preferred Stock has the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the Series 1-A Convertible Preferred Stock. Holders of the Series 1-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by our Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 1-A Convertible Preferred Stock, these shares are subject to stated Series 1-A Convertible Preferred Stock conversion price adjustments. There are currently three holders of Series 1-A Convertible Preferred Stock.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Series 2-A Convertible Preferred Stock

As of the end of the Fiscal Years Ended September 30, 2011 and 2010, we had 3,900 shares of Series 2-A Convertible Preferred Stock outstanding with an aggregate liquidation value of $24,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Convertible Preferred Stock and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Convertible Preferred Stock, shall be automatically converted into shares of Common Stock at the then-effective conversion price, immediately upon closing of a public offering of our Common Stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Convertible Preferred Stock. The holder of each share of Series 2-A Convertible Preferred Stock has the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the Series 2-A Convertible Preferred Stock. Holders of the Series 2-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by our Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 2-A Convertible Preferred Stock, these shares are subject to stated Series 2-A Convertible Preferred Stock conversion price adjustments. There is currently one holder of Series 2-A Convertible Preferred Stock.

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

Shares of 5-A Preferred Stock are subject to redemption at our option or if required by a majority of the outstanding 5-A Preferred shares after certain events have occurred (“Triggering Events”). Triggering Events include our failure to honor a properly tendered request for conversion and if our Common Stock is not eligible for quotation on certain public stock exchanges including the OTC Bulletin Board and the Nasdaq Small Cap Market. During the Fiscal Year ended September 30, 2011, our Common Stock became ineligible for quotation on any public stock exchange, resulting in the occurrence of a Triggering Event. As of September 30, 2011 neither we nor a majority of the outstanding 5-A Preferred shares had required redemption.

As of September 30, 2011 and 2010, there were 9,000 shares of 5-A Preferred outstanding, convertible into 28,800,000 common shares with an aggregate liquidation value of $9.01 million respectively and an aggregate redemption value of $9.4 million. There are currently 64 holders of 5-A Preferred.

Series 6-A Convertible Preferred Stock

On March 31, 2008, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement (the “6-A Purchase Agreement”), pursuant to which we issued and sold 3,585 shares of newly created class of convertible preferred stock, known as the 6-A Preferred and warrants to purchase an aggregate of 2,151,000 shares of Common Stock to a group of investors. Net proceeds from the issuance totaled $3.3 million. As of September 30, 2011, all of the warrants from the March 31, 2008 issuance have expired.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Shares of 6-A Preferred Stock are subject to redemption at our option or if required by a majority of the outstanding 6-A Preferred shares after certain events have occurred (“Triggering Events”). Triggering Events include our failure to honor a properly tendered request for conversion and if our Common Stock is not eligible for quotation on certain public stock exchanges including the OTC Bulletin Board and the Nasdaq Small Cap Market. During the Fiscal Year ended September 30, 2011, our Common Stock became ineligible for quotation on any public stock exchange, resulting in the occurrence of a Triggering Event. As of September 30, 2011 neither we nor a majority of the outstanding 6-A Preferred shares had required redemption.

As of September 30, 2011 and 2010, there were 4,875 shares of 6-A Preferred outstanding, convertible into 15,600,000 common shares with an aggregate liquidation value of $4.9 million and an aggregate redemption value of $5.3 million. There are currently 41 holders of 6-A Preferred.

Related Party Interests in Preferred Stock

Our executive officers and affiliates held no shares of either Series 1-A Convertible Preferred Stock or Series 2-A Convertible Preferred Stock as of September 30, 2011 and 2010. They held 2,373 shares of 5-A Preferred and 1,643 shares of 6-A Preferred as of September 30, 2011 and 2010.

13. Stock Options

Stock-Based Compensation

There were no options to purchase shares of our Common Stock granted in the Fiscal Year Ended September 30, 2011. Options to purchase 650,000 shares of our Common Stock were granted in the Fiscal Year Ended September 30, 2010. The weighted average fair value of stock options granted during the Fiscal Year Ended September 30, 2010 was $0.49. The weighted average fair value of these stock options was estimated using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Fiscal Year Ended Sep. 30, 2010
Dividend yield	0%
Expected volatility	163%
Risk-free rate of return	2.4%
Expected life (years)	4.8

Stock Option Plans

In 2001, at our 2001 Annual Meeting, our stockholders approved two equity compensation plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of Common Stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of Common Stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event will the maximum number of shares of Common Stock which may be issued under the 2001 Plan as incentive stock options exceed 20,000,000. As of September 30, 2011 based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 14,264,477. As of September 30, 2011, we have discontinued offering the ESPP. Since its inception, a total of 22,940 shares of Common Stock have been purchased pursuant to the ESPP. We granted options to purchase 650,000 shares of our common stock during the Fiscal Years ended September 30, 2010. No options were granted during the Fiscal Year Ended September 30, 2011, accordingly, amortization of stock-based compensation expense remained consistent in Fiscal Year Ended September 30, 2011 at $1,003,000 compared to $1,060,468 during the Fiscal Year ended September 30, 2010.

During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 125,000 shares of our Common Stock to individuals for participation on our Advisory Board. These warrants were issued at an exercise price of $0.625. One-third of the shares underlying the warrants vested immediately, one-third vest on March 16, 2010 and one-third vest on March 16, 2011. These warrants expire on March 16, 2012. As of September 30, 2011, all of these warrants remain outstanding. During the Fiscal Year Ended September 30, 2009, we issued warrants to purchase 150,000 shares of our Common Stock to a member of the newly-created Medical Advisory Board. These warrants were issued an exercise price of $0.625. One-third of the shares underlying the warrants vested immediately upon issuance on June 10, 2009, and the remaining two-thirds vest on June 10, 2010. These warrants expire on June 10, 2012. As of September 30, 2011, all of these warrants remain outstanding. For the Fiscal Years Ended September 30, 2011 and 2010, the amortization recognized was $0 and $16,532 respectively.

The following summarizes activities under the stock option plans:

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Number of Options		Weighted-Average Exercise Price Per Share
	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010
Options outstanding at beginning of the period	8,659,082	8,249,002	$0.62	$0.59
Granted
— at above fair market value	—	650,000	—	0.63
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(1,399,082)	(239,920)	0.62	0.65

Options outstanding at end of the period	7,260,000	8,659,082	$0.61	$0.62
Options vested/exercisable at end of the period	4,370,000	3,689,541	$0.61	$0.60

The following summarizes information for stock options outstanding as of September 30, 2011:

Exercise price	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life
$0.40	360,000	$0.40	2.25
$0.63	6,900,000	$0.63	3.57

As of September 30, 2011, there was $1,520,945 in unrecognized compensation cost related to outstanding options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average of 1.7 years. As the options forfeited during the Fiscal Year Ended September 30, 2011 and all options outstanding as of September 30, 2011 had strike prices above the market value of the shares and are considered “out-of-the-money,” they have no intrinsic value.

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

14. 401(k) Plan

We sponsor a 401(k) employee savings plan (“401(k) Plan”) under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

15. Income Taxes

Rate reconciliation:

	September 30,	September 30,
	2011	2010
Statutory federal income tax rate	$(160,600)	$(3,244,828)
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	141,777	(213,135)
Permanent differences	343,605	433,054
Change in valuation allowance	(1,350,009)	4,133,647
Other	1,025,227	(1,108,738)

Income tax provision	$—	$—

The deferred tax assets and liabilities were comprised of the following (in thousands):

	September 30,	September 30,
	2011	2010
Deferred tax assets:
— Net operating loss carry forward	$17,748	$18,049
— Accounts receivable reserves	2,145	5,839
— Deferred gain	1,480	647
— Accrued expenses	—	192
— Goodwill	—	70
— AMT carry forward	9	—

Gross deferred tax assets	21,382	24,797
Deferred tax liabilities:
— Fixed assets	$(11)	$(114)
— Cash to accrual	—	(1,963)

Gross deferred tax liabilities	(11)	(2,077)
Net deferred tax assets	$21,371	$22,720
Valuation allowance	21,371	22,720

	$—	$—

The valuation allowance at September 30, 2011 principally applies to federal tax loss carry-forwards that, in the opinion of the management, are more likely than not to expire before we can use them.

As of September 30, 2011, we had net operating loss carry-forwards of approximately $46.8 million, available to offset future regular, alternative minimum and foreign taxable income, if any. Change of ownership of more than 50% occurred on June 22, 2001 and according to applicable U.S. tax laws, losses that occurred before that date are limited to $0.3 million per year for up to 20 years, totaling approximately $6.5 million. The loss carryovers will expire between 2012 and 2030. Changes in our ownership may lead to further restrictions in respect of the availability and use of these tax losses.

FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements. Additionally, there were no tax penalties or interest recorded in the Fiscal Years Ended September 30, 2011 and 2010.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16. Related Party Transactions

Bridge Financing

During the Fiscal Year Ended September 30, 2011, we entered into the 2011 Bridge Financing (see Note 8 in the Notes to the financial statements in this Form 10-K) in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). Three of the lenders, SMP Investments, LLC, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests and are considered related parties.

17. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 28, 2014, the date on which the financial statements became available to be issued. The Company noted the following items for disclosure.

Litigation

In June 2011, the Company vacated office space in Oklahoma City, Oklahoma prior to the expiration of the lease, at which time the landlord proceeded with litigation to collect outstanding lease payments. In December of 2013, both parties entered into a settlement agreement under which the Company agreed to make a one-time payment of $65,000 in full satisfaction of all amounts due under the lease terms.

In August 2011, the holder of the $1.5 million note payable (see Note 9 in footnotes to the financial statements in this Form 10-K) and 4.25 million of the Company’s outstanding common stock, filed a law suit for performance and repayment of the loan. In December 2011, in full settlement of the lawsuit and satisfaction of the $1.5 million note payable, the lender accepted assignment and receipt of the $2.15 million notes receivable the Company had received in July 2011 as consideration for the sale of the SPMC medical records, and cash totaling $91,000. Additionally, as part the settlement, the lender agreed to transfer the 4.25 million common stock back to the Company.

Change in Management

Effective November 18, 2013, David Hirschhorn resigned (i) as Chief Executive Officer, Chairman of the Board of Directors (the “Board”) and as a member of the Board of First Physicians Capital Group, Inc., a Delaware corporation (the “Registrant”) and (ii) from any and all other positions and in all other capacities in which he served as an officer or director of the Registrant or any of the Registrant’s subsidiaries. Mr. Hirschhorn had no disagreements with the Registrant on any matter related to the Registrant’s operations, policies or practices. Upon his departure, Mr. Hirschhorn was paid $699,000 in accrued salary.

On November 21, 2013, the Board appointed Sean J. Kirrane to the position of Chief Executive Officer of the Registrant, to serve until his successor is duly appointed and qualified or until his earlier resignation or removal. Mr. Kirrane has no family relationship with any officer or director of the Registrant or any of its subsidiaries.

2012 Bridge Financing

Beginning in February 2012, we entered into a staggered bridge financing transaction (the “2012 Bridge Financing”) whereby we entered into three promissory notes, in the aggregate principal amount of $1,279,000 (the “2012 Bridge Notes”), with three investors (the “2012 Lenders”) with maturity dates of June 30, 2014. The 2012 Bridge Loans funded as follows; $340,000, $320,000, $390,000 and $229,000 in February, March, April, and May of 2012 respectively. Each bridge note has attached warrants to purchase an aggregate of 4,092,800 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. The warrants were issued January 1, 2014. All of the 2012 Bridge Financing was considered a related party transaction. The 2012 Bridge Notes were paid in full, less accumulated interest, in the Fiscal Year Ended September 30, 2013.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

2009 Bridge Note Extensions

In January 2014, each 2011 Bridge Lender (see Note 8 to the financial statements in this Form 10-K “Bridge Financing”) agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June 2014. Also in January 2014, each 2009 Bridge Lender (see Note 8 to the financial statements in this Form 10-K “Bridge Financing”) agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014. Three of the Bridge Lenders, SMP, Anthony Ciabattoni, and William A. Houlihan each hold a 10% or greater voting interest and are considered related parties to this transaction.

In addition, as part of the 2009 Bridge Notes extensions, in January 2014 the Company issued “penny” warrants to SMP for the purchase of up to 8,500,000 shares of Common Stock at an initial exercise price of $0.01 per share and exercisable for a period of five years from the date of issuance. SMP was one of the original 2009 Bridge Financing lenders. SMP holds a 10% or greater voting interest and is considered a related party. In March 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000. The $85,000 proceeds were received by the company in Fiscal Year 2013, and were recorded as a liability until such time as the Company was able to accept the warrants.

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

Series 7-A Convertible Preferred Stock

On December 5, 2013, the Company filed a Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock authorizing the issuance of up to 7,000 Series 7- A Convertible Preferred Stock (see Exhibit 3.15). As part of the consideration for entering into the 2011 Bridge Financing, all of the 2011 Bridge Lenders were granted the option to convert their current holdings if any, of Series 5-A Preferred Convertible Stock, 6-A Preferred Convertible Stock and Common Stock (collectively the “Exchanged Securities”), into Series 7-A Convertible Preferred Stock. Upon election to convert, each lender would receive the number of Series 7-A Convertible Preferred Stock equal to the initial consideration paid for their Exchanged Securities divided by $1,000. In connection with the conversion, each 2011 Bridge Lender shall receive warrants to purchase a number of shares of Common Stock of the Company in an amount equal to 1,120 multiplied by the aggregate number of shares of Series 7-A Preferred issued. Such issued warrants shall have an exercise price of $0.3125, and shall expire five years from date of issuance. The Company has received notification from all the 2011 Bridge Lenders of their intent to convert, as appropriate, their holdings of Exchanged Securities to Series 7-A Convertible Preferred Stock, which will result in the issuance of an aggregate of 5,998 Series 7-A Preferred Stock and warrants to purchase 6,717,760 shares of Common Stock. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and will be considered related parties to this transaction.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2011. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of September 30, 2011, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to our management, including our principal executive and financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” were used to make this assessment. Management believes that our internal control over financial reporting as of September 30, 2011 contained evidence of a material weakness based on those criteria. Specifically, a material weakness regarding the effectiveness of management’s financial reporting close process controls, specifically those relating to adequate oversight by management, adequate segregation of duties, adequate review and approval of journal entries and adequate review and approval of consolidating financial statements.

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and certain information regarding each of our current directors and executive officers. There are no family relationships among our directors or executive officers.

Name	Age	Position
Sean Kirrane	33	Chief Executive Officer and Chief Financial Officer
Robert N. Schwartz, PhD. (1)	71	Director
Richardson E. Sells (1)	64	Director
William Houlihan (1)	55	Director

(1)	Member of the Audit Committee and Compensation Committee.

David Hirschhorn. Since September 2005, Mr. Hirschhorn served as our Chairman and CEO. Effective November 18, 2013, Mr. Hirschorn resigned as Chairman and CEO of the Company. Previously, Mr. Hirschhorn served on our Board of Directors and as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 through September 2007, when he was appointed as sole Chairman and Chief Executive Officer. Prior to that, Mr. Hirschhorn co-managed a private equity firm from July 2001 through July 2005. During his career, he has been CEO and chairman of a number of turnarounds and start-ups. He was a managing director at Cruttenden Roth (now Roth Capital Partners) from May 1994 to March 1997. Mr. Hirschhorn also worked for The Nikko Securities Co. International, Inc. as an investment banker in their New York office from 1991 to 1994, where as part of a team he built a new department that provided financial advice and raised capital for domestic and international clients. He began his career as a consultant for KPMG Peat Marwick and later worked as a senior consultant for Deloitte & Touche from 1997 to 2000. Mr. Hirschhorn earned a BA from the University of Michigan in Political Science. See Subsequent Events Note 17 in this Form 10-K for details regarding his resignation.

Sean Kirrane. On August 23, 2010 Mr. Kirrane, who has served as the Company’s Vice President of Finance and Controller since June 14, 2010, was appointed to serve as the Company’s Principal Accounting Officer following Mr. Parkerson’s departure. On November 21, 2013, Mr. Kirrane was appointed to serve as the Company’s Chief Executive Officer and Chief Financial Officer following Mr. Hirschorn’s departure. Mr. Kirrane brings over 10 years of experience in senior finance and accounting roles for large publicly traded companies, including large financial services and insurance firms. From September 2007 to March 2010, Mr. Kirrane served as Assistant Vice President, Head of Global Treasury for Endurance Specialty Holdings, Ltd., where he designed and implemented, staffed and managed global treasury functions for the property and casualty insurer. From March 2004 to March 2007, Mr. Kirrane served in various finance and investment roles at New York Mortgage Trust, Inc. (“New York Mortgage”), where he was responsible for treasury, budgeting & forecasting, debt management and covenant compliance activities. He assisted New York Mortgage through a successful IPO in June 2004 and was eventually appointed Vice President and Treasurer in 2005. From January 2000 to March 2004, Mr. Kirrane held various positions in the accounting and treasury departments of Hudson United Bancorp. (“Hudson United”), including Assistant Vice President, Investment Officer and Treasury Cash Manager. In his positions at Hudson United, he was responsible for managing treasury operations and the derivatives and traded fixed income portfolio. Mr. Kirrane received a B.S. in Finance in 2000 from St. Joseph’s University in Philadelphia, PA and is a candidate for the Chartered Financial Analyst designation.

Robert N. Schwartz, Ph.D. Dr. Schwartz has served on our Board of Directors since January 1998. Since 1979, Dr. Schwartz has been a visiting professor at U.C.L.A. and, since December 2000, the owner of a scientific consulting company, Channel Islands Scientific Consulting. From 1981 to 2000, Dr. Schwartz was a Senior Research Scientist at HRL Laboratories, LLC, Malibu, California. Prior to joining HRL Laboratories he was a Professor of Physical Chemistry at the University of Illinois, Chicago from 1968 until 1981. Since 2006 Dr. Schwartz has served as a Senior Scientist at the Aerospace Corporation in El Segundo, California. He has a B.A. in Mathematics, Chemistry and Physics, an M.S. in Chemical Physics from the University of Connecticut and a Ph.D. in Chemical Physics from the University of Colorado. Based on Mr. Schwartz’ technical expertise and prior executive management experience, the Company believes that Mr. Schwartz has the requisite set of skills to serve as a Board member of the Company.

Richardson E. Sells. Mr. Sells has served on our Board of Directors since April 2005. Mr. Sells served as Vice President Global Sales, Cargo, of Northwest Airlines, Inc. from January 29, 2001 until his retirement at the end of calendar year 2006. Mr. Sells is currently the Managing Partner of Transition Management, LLC, a transportation-related consulting firm. Prior to joining Northwest Airlines, Mr. Sells was Managing Director, Hong Kong and China, for CV Transportation Services, LDC, from 1995 through December 31, 2000. Mr. Sells has a Bachelor’s of Science degree in Business Management from East Tennessee State University. Based upon Mr. Sells’ extensive experience as an executive officer and director, together with his educational experience and his extensive operational, corporate governance, financial and transactional expertise, the Company believes that Mr. Schiller has the requisite set of skills to serve as a Board member of the Company.

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

from October 2007 to November 2008, Sedgwick Claims Management Services in Memphis, Tennessee from August 2006 until January 2007, Metris Companies from August 2004 to January 2006, and Hudson United Bancorp from January 2001 to November 2003. He also worked as an investment banker at UBS in New York, New York from June 2007 to September 2007, at J.P. Morgan Securities from November 2003 to July 2004, KBW, Inc. from October 1996 to January 2001, Bear, Stearns & Co., Inc. from April 1991 to October 1996, and Goldman Sachs & Co. from June 1981 to April 1991. Mr. Houlihan received a B.S. in Accounting in 1977 from Manhattan College, became licensed as a C.P.A. in 1979, and received his M.B.A. in Finance in 1983 from New York University Graduate School of Business. Based upon Mr. Houlihan’s prior experience as an executive officer of companies in a variety of industries, financial expertise, the Company believes that Mr. Houlihan has the requisite set of skills to serve as a Board and Board committee member of the Company.

Thomas Rice. Mr. Rice served as President and Chief Operating Officer of RHA, through an indirect subsidiary of ours. From 2000 to 2008, Mr. Rice served as Vice President of Healthcare Partners Investments, a partnership based in Oklahoma City, which owns and manages two hospitals, one surgery center, three sleep study centers, three outpatient physical therapy clinics and two imaging centers. From 1995-2000, Mr. Rice served as President of Integris Baptist Medical Center and Integris Southwest Medical Center, two large medical centers operating in Oklahoma City, where he grew revenue by 32% to over $450 million in a difficult reimbursement environment. Prior to that, Mr. Rice was President and CEO of Southwest Medical Center in Oklahoma City, which he led into a successful merger with Integris Health. Previously, Mr. Rice was Senior Vice President of St. David’s Healthcare System in Austin, Texas and administrator of various medical facilities in cities around the United States. Mr. Rice is a graduate of Lamar University and has a Masters Degree in Health Administration from Duke University. He has been certified as a Fellow in the American College of Healthcare Executives. On February 14, 2011, Tom Rice’s employment as President and Chief Operating Officer with Rural Hospital Acquisition LLC was terminated by mutual agreement.

Board Meetings and Committees

The Board of Directors did not meet in person during the fiscal year ended September 30, 2011. It did however take action by unanimous written consent on eleven (11) occasions. During the Fiscal Year Ended September 20, 2010, our board decided to transition to monthly and twice-monthly board and committee calls given the volume of transactions, financings and operationally changes being undertaken and contemplated by the company. This approach proved more efficient and obtained more input and leverage from the board and timelier dialog given the sheer volume of project and negotiations in process simultaneously.

The Audit Committee, which held one meeting during the fiscal year ended September 30, 2011, assists in the Board of Directors’ oversight of our financial statements and compliance with legal and regulatory requirements and the qualifications and performance of our independent auditor. The Audit Committee currently has two members: Mr. Houlihan and Mr. Sells. Each of Mr. Houlihan and Mr. Sells is an independent director in accordance with the NASDAQ listing standards. None of Mr. Houlihan and Mr. Sells is considered an “audit committee financial expert,” as that term is currently defined under the applicable rules and regulations of the SEC. The Audit Committee does not have an “audit committee financial expert” because it has not been able to identify a qualified candidate.

The Compensation Committee, held one meeting during the fiscal year ended September 30, 2011, is comprised of Dr. Schwartz, Mr. Houlihan and Mr. Sells. The primary purpose of the Compensation Committee is to determine, or recommend to the Board of Directors for its determination, the compensation of our Chief Executive Officer and our other executive officers to ensure that our executive officers are fairly compensated based upon their performance and contribution to us. In addition, the Compensation Committee will produce an annual report on executive compensation for inclusion in our annual proxy statement filed with the SEC, in accordance with applicable rules and regulations.

We do not currently have a nominating committee or a committee performing the functions of a nominating committee. Our Board of Directors fulfills the roles of this committee. It is the position of our Board of Directors that it is appropriate for us not to have a separate nominating committees at this time in light of our size and our level of operations. Moreover, at present we are not required to have a nominating committee until such time as we are listed on a national stock exchange, in which event we would have to abide by the applicable rules and regulations of such stock exchange. We do not currently consider director nominations from shareholders. In selecting director nominees, we consider various criteria, such as the recommendations of the independent directors, the candidate’s relevant business skills and experience, commitment to enhancing shareholder value and professional ethics and values.

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

Compensation of Directors

Mr. Hirschhorn was the only director also serving as a full-time employee of ours as of September 30, 2011. He received no additional compensation for serving as a director. With respect to non-employee, independent directors, our philosophy is to provide competitive compensation necessary to attract and retain qualified non-employee, independent directors.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the Fiscal Year Ended September 30, 2011, and any written representations from reporting persons that no Form 5 is required, there were no untimely reports required by Section 16(a) of the Exchange Act during the Fiscal Year Ended September 30, 2011.

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

THE FISCAL YEARS ENDED SEPTEMBER 30, 2011 AND 2010 SUMMARY EXECUTIVE COMPENSATION TABLE

The following table sets forth information concerning total compensation paid or earned during the Fiscal Years Ended September 30, 2011, and 2010 for the persons who served during the Fiscal Year Ended September 30, 2011 and 2010.

Name and Principal Position	Year	Salary ($)		Total ($)
David Hirschhorn	September 30, 2010	$585,000	(1)	$555,000
Chief Executive Officer	September 30, 2011	$600,000		$600,000
(formerly Co-Chief Executive Officer and Co-Chief Financial Officer)
Thomas Rice	September 30, 2010	$220,000		$220,000
President/Chief Operating Officer, RHA	September 30, 2011	$220,000		$220,000
Sean Kirrane	September 30, 2010	$43,750		$43,750
Chief Executive Officer and Chief Financial Officer (2)	September 30, 2011	$165,000		$220,000

(1)	Mr. Hirschhorn voluntarily agreed to assist with our liquidity needs by deferring payment of $100,000 of his salary, which was earned, from August 1, 2010 through September 30, 2010.

Note: Mr. Hirschorn resigned as Chairman and CEO of the Company November 18, 2013. See Subsequent Events Note 17 for details regarding his resignation and the payout of his accrued compensation.

(2)	During 2011, Mr. Kirrane served as VP Finance, and Principle Accounting Officer. In June, 2013, Mr. Kirrane was appointed Chief Financial Officer. In November 2013, Mr. Kirrane was appointed Chief Executive Officer.

EMPLOYMENT AGREEMENTS

Mr. Hirschorn

Mr. Hirschhorn was party to an employment agreement with us dated effective as of July 1, 2008 and approved by our Compensation Committee. The employment agreement expires on July 1, 2013. Under the employment agreement, Mr. Hirschhorn receives annual base salaries for the years ended July 1, 2009, 2010, 2011, 2012 and 2013 of $480,000, $540,000, $600,000, $630,000 and $661,500, respectively, and is eligible for an annual incentive bonus as determined by the Compensation Committee in an amount not to exceed three times his base salary for that fiscal year or 10% of our EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn entered into an Option Grant Agreement pursuant to the 2001 Plan, effective July 1, 2008, pursuant to which Mr. Hirschhorn was granted the option to acquire 6,250,000 shares of our Common Stock at an exercise price of $0.625. The shares underlying this option vest according to the following schedule: 1,250,000 vested on July 1, 2009, 1,250,000 on July 1, 2010, 1,250,000 on July 1, 2011, 1,250,000 on July 1, 2012, and the remaining 1,250,000 on July 1, 2013;

The employment agreement with Mr. Hirschhorn also stated that Mr. Hirschhorn shall receive a term life insurance policy with a death benefit of $1.0 million for the first year of the agreement, $1.5 million for the second and third years of the agreement and $2.0 million for each of the fourth and fifth years of the agreement. The premiums for this policy were to be paid by us as long as Mr. Hirschhorn remains employed by us pursuant to the Agreement.

Mr. Hirschorn resigned as Chairman and CEO of the Company in November 18, 2013. See Subsequent Events Note 17 for details regarding his resignation and the payout of his accrued compensation package.

Mr. Kirrane

Prior to his appointment as Chief Executive Officer, Mr. Kirrane entered into a Consulting Agreement, dated as of June 30, 2013, with the Company. Pursuant to the Consulting Agreement, Mr. Kirrane served as the Registrant’s Chief Financial Officer for a period of twelve months from the effective date thereof, or the expiration of such twelve-month term in accordance with the terms of the Consulting Agreement. In return for past services rendered to the Registrant prior to June 30, 2013, and upon the occurrence of certain events specified in the Consulting Agreement, Mr. Kirrane may also receive two earned bonus payments in the amount of $177,500 per payment. Mr. Kirrane’s base salary under the Consulting Agreement is $20,000 per month. Upon meeting certain performance milestones, Mr. Kirrane may also receive bonuses totaling up to $475,000. In event that Mr. Kirrane is terminated without cause, the agreement requires the Company pay to Mr. Kirrane the amount of any Bonuses which have been earned and not paid, in addition to 12 months base salary.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2011 — OUTSTANDING EQUITY AWARDS

The following table summarizes information with respect to our outstanding equity awards held by executive officers at September 30, 2011.

	Number of Securities	Number of Securities	Equity Incentive Plan Awards: Number of Securities
Name	Underlying Unexercised Options (#) Exercisable	Underlying Unexercised Options (3) Unexercisable	Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
David Hirschhorn	3,750,000	2,500,000	—	$0.625	7/1/2015
Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)
Sean Kirrane,	93,750	56,250	—	$0.625	6/14/2017
VP of Finance & Chief Accounting Officer

(1)	On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our Common Stock pursuant to the 2001 Plan to David Hirschhorn. These options are exercisable for a period of seven years at an exercise price of $0.625 per share. See Note 17. “Subsequent Events” in the accompanying notes to the financial statements in this Form 10-K, regarding Mr. Hirschorn’s departure from the Company in 2013.
(2)	On June 14, 2010, our Compensation Committee approved the issuance of options to purchase 150,000 shares of our Common Stock pursuant to the 2001 Plan to Sean Kirrane. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2011 — POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

The following tables show the estimated amount of potential payments, as well as estimated value of continuing benefits, assuming the executive officer’s employment terminated effective September 30, 2011, and based on compensation and benefit levels in effect on September 30, 2011. Due to the numerous factors involved in estimating these amounts, the actual benefits and amounts payable can only be determined at the time of an executive officer’s termination.

DAVID HIRSCHHORN, CHIEF EXECUTIVE OFFICER

Benefits/Payments Upon Termination	Voluntary Termination (including Retirement)	Involuntary Not For Cause Termination	For Cause Termination	Involuntary Termination Without Cause or Termination for Good Reason	Death or Disability
Salary(1)	$120,000	$120,000	$120,000	$1,620,000	$120,000
Accelerated Vesting of Deferred Compensation	—	—	—	—	—
Compensation(2)	—	—	—	—	2,000,000	(3)

(1)	In the event of Mr. Hirschhorn’s voluntary termination, we were required to pay Mr. Hirschhorn any amount of base salary earned by, but not yet paid to, Mr. Hirschhorn through the effective date of termination.
(2)	In the event of Mr. Hirschhorn’s voluntary termination, we would have been required to pay to Mr. Hirschhorn (i) all benefits that have been earned by or vested in, and are payable to, Mr. Hirschhorn under and subject to the terms (including all eligibility requirements) of, the compensation and benefit plans in which Mr. Hirschhorn participated through the effective date of termination; (ii) all reimbursable expenses due, but not yet paid, to Mr. Hirschhorn as of the effective date of termination and (iii) an amount equal to all accrued and unused paid vacation or time off, calculated in accordance with our paid vacation or time off policies, practices and procedures (including authorized deductions and the deductions required by law), as of the effective date of termination.
(3)	Mr. Hirschhorn’s employment agreement provided that he was entitled to receive a term life insurance policy with a death benefit of $1,000,000 for the first year of the agreement; $1,500,000 for the second and third years of the agreement and $2,000,000 for each of the fourth and fifth years of the agreement.

Mr. Hirschorn resigned as Chairman and CEO of the Company November 18, 2013. See Item 8, Footnote No. 17, “Subsequent Events” for details regarding his resignation and the payout of his accrued compensation package.

SEAN KIRRANE, VP of FINANCE AND PRINCPAL ACCOUNTING OFFICER

Benefits/Payments Upon Termination	Voluntary Termination (including Retirement)	Involuntary Not For Cause Termination	For Cause Termination	Involuntary Termination Without Cause or Termination for Good Reason
Salary(1)	$37,500	$37,500	$37,500	$37,500
Salary (2)	$82,500	$82,500	$82,500	$82,500
Salary (3)	$165,000	$165,000	$165,000	$165,000

(1)	In the event Mr. Kirrane’s employment is terminated in the first six months of employment, he shall receive the continued payment of his base salary for three months.
(2)	In the event Mr. Kirrane’s employment is terminated between six and twenty four months of employment, he shall receive the continued payment of his base salary for six months.
(3)	In the event Mr. Kirrane’s employment is terminated after two years of employment, he shall receive the continued payment of his base salary for twelve months.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2011 DIRECTOR COMPENSATION

We did not compensate non-employee members of our Board of Directors during the Fiscal Year Ended September 30, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock, Series 1-A Convertible Preferred Stock, Series 2-A Convertible Preferred Stock, Series 5-A Convertible Preferred Stock and Series 6-A Convertible Preferred Stock

The following table sets forth certain information, as of March 28, 2014, regarding the beneficial ownership of our Common Stock, including Common Stock issuable upon conversion of all preferred convertible securities, options, warrants and other convertible securities, by (i) all persons or entities who beneficially own 5% or more of our Common Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table herein and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of March 28, 2014, there were (i) 15,049,507 shares of Common Stock outstanding, (ii) 71,266,384 shares of Common Stock on a fully as-converted basis and (iii) on a fully as-converted basis, 71,123,307 shares of Preferred Stock, options, warrants and other securities convertible into Common Stock currently exercisable within 60 days of March 28, 2014, with each share of Common Stock being entitled to one vote. Unless otherwise noted below, the address of the persons and entities listed in the table is C/o First Physicians Capital Group, Inc., 433 North Camden Drive, #810, Beverly Hills, California 90210

		Amount and Nature of	Percent of
Title of Class	Name of Beneficial Owner(1)	Beneficial Ownership	Class
	5% Holders or Potential 5% Holders of Common Stock
Common(2)	SMP Investments I, LLC	11,797,618	48%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037 (4)
Common	Carol Schuster	4,250,000	29%
	3555 NW 58th Street
	Suite 700
	Oklahoma City, OK 73112
Common	Ciabattoni Living Trust 8/17/2000	8,322,917	37%
	16 Lagunita Drive
	Laguna Beach, CA 92561 (5)
Common	The Kupfer Family Trust UTD May 3, 2009	2,384,250	16%
	P.O. Box 9330
	Rancho Santa Fe, CA 92067
	Current Directors
Common	Todd Parker (6)	793,389	5.2%
Common	Robert N. Schwartz, Ph.D (7)	185,857	1.2%
Common	Richardson E. Sells (8)	380,000	2.9%
Common	William Houlihan (12)	1,100,000	7%
	Current Officers
Common	Current directors and officers as a group (7 persons) (11)	7,212,171	42%
	Former Officers and Directors
Common	David Hirschhorn (3)	5,482,800	24%
Common	Donald C. Parkerson	—	—
Common	Thomas Rice (9)	375,000	1.7%
Common	Dennis M. Smith (10)	475,000	3.1%
	5% Holders of Series 1-A Convertible Preferred Stock
Series 1-A Preferred	Ron Soderling	40,000	59%
	901 Dove Street, Suite 270
	Newport Beach, CA 92660
Series 1-A Preferred	First Clearing Corporation	20,000	30%
	PO Box 6570
	Glen Allen, VA 23058
Series 1-A Preferred	Steven Tingey Jt Ten	7,600	11%
	C/O Jeffries & Co Inc.
	650 California Street
	San Francisco, CA 94108
	5% Holders of Series 2-A Preferred Stock
Series 2-A Preferred	Gretchen K. Musey	3,900	100%
	2312 Naples
	Newport Beach, CA 92660
	5% Holders of Series 5-A Preferred Stock
Series 5-A Preferred	Ciabattoni Living Trust 8/17/2000	600	6.7%
	16 Lagunita Drive
	Laguna Beach, CA 92561
Series 5-A Preferred	Richard Sambora Living Trust 4/13/00	500	5.6%
	c/o Gelfand Rennert & Feldman LLP
	360 Hamilton Avenue, Suite 100
	White Plains, New York 10601

		Amount and Nature of	Percent of
Title of Class	Name of Beneficial Owner(1)	Beneficial Ownership	Class
Series 5-A Preferred	SMP Investments I, LLC	1,250	14%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037
Series 5-A Preferred	South Bay Capital LLC	500	5.6%
	c/o Keith Lehman, Managing Member
	960 Third Street, Apt. 204
	Santa Monica, CA 90403
	Current Directors
Series 5-A Preferred	David Hirschhorn	131	1.5%
Series 5-A Preferred	Todd Parker	135	1.5%
Series 5-A Preferred	William Houlihan	250	2.8%
Series 5-A Preferred	Richardson E. Sells	—	—
Series 5-A Preferred	Robert N. Schwartz, Ph.D	—	—
	Current Officers
Series 5-A Preferred	David Hirschhorn	131	1.4%
Series 5-A Preferred	Donald C. Parkerson	—	—
Series 5-A Preferred	Thomas Rice	—	—
Series 5-A Preferred	Current directors and officers as a group (7 persons) (11)	516	5.8%
	Former Officers and Directors
Series 5-A Preferred	Dennis M. Smith	125	1.4%
	5% Holders of Series 6-A Preferred Stock
Series 6-A Preferred	Ciabattoni Living Trust 8/17/2000	600	12%
	16 Lagunita Drive
	Laguna Beach, CA 92561
Series 6-A Preferred	Darras Revocable Trust dated 9/2/94	250	5.1%
	600 South Indian Hill Boulevard
	Claremont, CA 91711
Series 6-A Preferred	SMP Investments I, LLC	1,000	21%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037
Series 6-A Preferred	Hector S. Torres	300	6.2%
	c/o Joseph Apuzzo, CPA
	150 Airport Road, Suite 1000
	Lakewood, NJ 08701
Series 6-A Preferred	James Chao	350	7.2%
	5471 Kearny Villa Road, # 200
	San Diego, CA 92123
	Current Directors
Series 6-A Preferred	David Hirschhorn	—	—
Series 6-A Preferred	Todd Parker	—	—
Series 6-A Preferred	William Houlihan	—	—
Series 6-A Preferred	Richardson E. Sells	—	—
Series 6-A Preferred	Robert N. Schwartz, Ph.D	—	—
	Current Officers
Series 6-A Preferred	David Hirschhorn	—	—
Series 6-A Preferred	Donald C. Parkerson	—	—
Series 6-A Preferred	Thomas Rice	—	—
Series 6-A Preferred	Current directors and officers as a group (7 persons) (11)	—	—

(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares.
(2)	The number of shares of Common Stock shown as beneficially owned by any person or entity includes all Preferred Stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of March 28, 2014. The percentages of beneficial ownership of Common Stock shown assume the exercise or conversion of all preferred stock, options, warrants and other securities convertible into Common Stock held by such person or entity currently exercisable within 60 days of March 28, 2014, but not the exercise or conversion of preferred stock, options, warrants and other convertible securities held by other holders of such securities.
(3)	Consists of (a) 1,250,000 restricted shares of Common Stock granted in connection with Mr. Hirschhorn’s Employment Agreement, dated as of July 18, 2005; (b) 419,200 shares beneficially owned by Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, which directly holds 125 shares of 5-A Preferred and 6 shares of 5-A Preferred owned by him individually, which are convertible into 400,000 shares of Common Stock; (c) 60,000 shares of Common Stock issued to Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, pursuant to the exercise of a warrant dated July 18, 2005; (d) 2,500,000 vested options convertible into shares of Common Stock and (e) 3,600 warrants dated January 7, 2011.
(4)	Consists of (a) 1,250 shares of 5-A Preferred, which are convertible into 4,000,000 shares of Common Stock; (b) 1,000 shares of 6-A Preferred which are convertible into 3,200,000 shares of Common Stock; (c) 1,014,285 shares of Common Stock at $0.45 per share; (d) a warrant to purchase 1,200,000 shares of Common Stock at a price of $0.3125 per share; (e) warrants to purchase an aggregate of 1,250,000 shares of Common Stock at a price of $0.50 per share; (f) warrants to purchase an aggregate of 333,333 shares of Common Stock at a price of $0.75 per share and (g) $500,000 of debt convertible at $0.625 per share into 800,000 shares of Common Stock.
(5)	Consists of (a) 600 shares of 5-A Preferred, which are convertible into 1,920,000 shares of Common Stock; (b) 600 shares of 6-A Preferred, which are convertible into 1,920,000 shares of Common Stock; (c) a warrant to purchase 600,000 shares of Common Stock at a price of $0.3125 per share; (d) warrants to purchase an aggregate of 1,556,250 shares of Common Stock at a price of $0.50 per share; (e) warrants to purchase an aggregate of 666,667 shares of Common Stock at a price of $0.75 per share and (f) $1,000,000 of debt convertible at $0.625 per share into 1,600,000 shares of Common Stock.
(6)	Consists of (a) 361,389 shares of Common Stock, of which (i) 350,000 restricted shares were granted in connection with Mr. Parker’s employment agreement, dated as of July 18, 2005, of which 48,611 have been cancelled pursuant to termination of Mr. Parker’s employment agreement, and (ii) 60,000 were issued pursuant to the exercise of a warrant dated July 18, 2005, and (b) 135 shares of 5-A Preferred, which are convertible into 432,000 shares of Common Stock.
(7)	Consists of (a) 982 shares directly owned by Dr. Schwartz; (b) 1,125 shares owned in a trust on behalf of Dr. Schwartz and (c) 183,750 shares of Common Stock issuable upon exercise of Dr. Schwartz’s stock options.
(8)	Consists of (a) 180,000 shares of Common Stock issuable upon exercise of Mr. Sells’ stock options; (b) 200,000 shares of Common Stock and which are currently vested; (c) warrants to purchase 60,000 shares of Common Stock at a price of $0.50 per share.
(9)	Consists of 375,000 shares of Common Stock issuable upon exercise of Mr. Rice’s stock options.
(10)	Consists of (a) 125 shares of 5-A Preferred which are convertible into 400,000 shares of Common Stock; (b) 60,000 shares of Common Stock issued pursuant to the exercise of a warrant dated July 18, 2005 and (c) 15,000 shares of Common Stock granted pursuant to the exercise of a warrant dated September 18, 2006.
(11)	Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting or investment powers.
(12)	Consists of (a) 250 shares of 5-A Preferred, which are convertible into 800,000 shares of Common Stock and (b) 300,000 shares of Common Stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

During the Fiscal Year Ended September 30, 2011, we entered into the 2011 Bridge Financing in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). Three of the lenders, SMP Investments I, LLC, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests and are considered related parties, and constituted $759,000, $380,000, and $420,000 of the total 2011 Bridge Financing, respectively. The notes bore an interest rate of 10% per annum. See Note 8 in the Notes to the financial statements in this Form 10-K.

Advisory Board

On August 22, 2005, we announced the creation of an Advisory Board with seven initial members. We issued warrants to purchase up to 900,000 shares of Common Stock to Advisory Board members as compensation for their service. On November 9, 2005, we delivered 727,500 of such warrants to our seven initial Advisory Board members, with an effective issuance date of August 2, 2005. All such warrants were issued with Black-Scholes assumptions of 99% volatility, $0.35 share price, risk-free interest rates of 4.1% and an exercise price of $0.35. The warrants become one-third vested upon issuance and vest an additional third after each calendar year. The shares underlying these warrants became fully vested in August 2007. In December 2006, our Board of Directors approved the issuance of a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $0.45 per share to Steven Spector, upon his addition as a member to the Advisory Board. The shares underlying the warrant issued to Mr. Spector became fully vested on December 12, 2008 and are currently in the process of being exercised. On September 11, 2007, our Board of Directors approved the issuance of warrants to purchase an aggregate of 350,000 shares of our Common Stock at an exercise price of $0.45 per share to six new members of our Advisory Board. The shares underlying these warrants become fully vested on September 13, 2009. 125,000 of these warrants expired and 225,000 are in the process of being exercised. On February 15, 2008, our Board of Directors approved the issuance of a warrant to purchase a total of 714,285 shares of our Common Stock at an exercise price of $0.45 per share to Brian Potiker, in consideration for his continued service as a member of our Advisory Board. The shares underlying the warrant issued to Mr. Potiker became fully vested on October 30, 2008 and expired on October 30, 2009.

In March 2009, in consideration for their strategic advice and assistance, Messrs. Jay Beaghan, Rod Rivera, I. Bobby Majumder and Dr. Harley Liker, as members of our Advisory Board, were issued Advisory Board warrants to purchase an aggregate of 125,000 shares of Common Stock at an exercise price of $0.625 per share. These warrants will expire on March 16, 2012 and were issued in the following individual amounts: (i) 25,000 warrants to Mr. Beaghan; (ii) 25,000 warrants to Mr. Rivera; (iii) 25,000 warrants to Mr. Majumder and (iv) 50,000 warrants to Dr. Liker. One-third of the warrants vested immediately, one-third vest on March 16, 2010 and one-third vest on March 16, 2011. These warrants expire on March 16, 2012. As of September 30, 2011 all of these warrants remain outstanding.

In June 2009, we issued warrants to purchase 150,000 shares of Common Stock to a member of the newly created Medical Advisory Board. These warrants were issued an exercise price of $0.625. One-third of the warrants vested immediately upon issuance on June 10, 2009 and the remaining two-thirds vest on June 10, 2010. These warrants expire on June 10, 2012. As of September 30, 2011 all of these warrants remain outstanding.

Sub-Lease from HSP, Inc.

We are subleasing office space located at 433 N. Camden, Suite 810, Beverly Hills, California 90210 from HSP, Inc. which is a related entity to SMP, an affiliate of ours. The sub-lease is for a term of 5 years at a monthly rental of $4,800 per month, subject to adjustment downward based on other subtenants occupying space at the same location

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have engaged Whitley Penn LLP to audit our financial statements for the Fiscal Years Ended September 30, 2011 and September 30, 2010. The decision to engage Whitley Penn LLP as our independent auditors for Fiscal Year Ended September 30, 2011 has been approved by the Board of Directors, the Audit Committee and our stockholders.

Fees

Aggregate fees for professional services rendered to us by Whitley Penn LLP as of or for the Fiscal Year Ended September 30, 2011 and 2010, respectively, were:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2011	2010
Audit Fees	$218,914	$282,500
Audit-Related Fees	$—	$—
Tax Fees	$41,665	$42,500
All Other Fees	$—	$33,500

Total	$260,579	$358,500

Audit fees for the Fiscal Year Ended September 30, 2011 and the Fiscal Year Ended September 30, 2010, respectively, were for professional services rendered for the audits of our consolidated financial statements and the reviews of certain subsidiary companies and the quarterly reviews of the financial statements included in our Forms 10-Q.

Audit Related fees for the Fiscal Year Ended September 30, 2011, Fiscal Year Ended September 30, 2010, respectively, would have been for accounting consultations, capital issuances and review of responses to various SEC comment letters.

Tax fees for the Fiscal Year Ended September 30, 2011, Fiscal Year Ended September 30, 2010 were for services related to tax compliance and advisory services including assistance with review of tax returns, advice on goods and services taxes and duties in various jurisdictions and ad hoc corporate tax planning and advice.

Other fees for the Fiscal Year Ended September 30, 2011 were related to fees associated with potential acquisitions.

We had no other fees for professional services rendered by our independent auditors during the Fiscal Years Ended September 30, 2011 and 2010 respectively.

The Audit Committee has advised us that it has determined that the non-audit services rendered by our independent auditors during the Fiscal Year Ended September 30, 2011, the Fiscal Year Ended September 30, 2010 are compatible with maintaining the independence of the auditors.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee pre-approves audit and non-audit services provided by our independent auditors.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(3)	See exhibit index for documents that have been previously filed with the SEC as indicated and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Physicians Capital Group, Inc.

Date: April 4, 2014	By:	/s/ Sean Kirrane

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and dates indicated.

Signature	Title	Date

/s/ Sean Kirrane	Chief Executive Officer	April 4, 2014

/s/ Sean Kirrane	Principal Accounting Officer	April 4, 2014
Sean Kirrane

/s/ Robert N. Schwartz	Director	April 4, 2014
Robert N. Schwartz

/s/ Richardson E. Sells	Director	April 4, 2014
Richardson E. Sells

/s/ William Houlihan	Chairman of the Board, Director	April 4, 2014
William Houlihan

EXHIBIT INDEX

Exhibit No.	Description

3.1 *	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2 *	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3 *	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4 *	Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.5 *	Agreement and Plan of Merger dated as of December 14, 2000, among the Registrant, OTT Acquisition Corp., Online Transaction Technologies, Inc. and its Shareholders (filed as Exhibit 10.11 to the Form 10-Q, as filed with the SEC on December 15, 2000)

3.6 *	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.7 *	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period Ended October 31, 2002, as filed with the SEC on December 5, 2002)

3.8 *	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.9 *	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period Ended October 31, 2005, as filed with the SEC on December 20, 2005)

3.10 *	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.11 *	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.12 *	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.13 *	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.14 *	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

3.15 *	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1 *	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

Exhibit No.	Description

4.2 *	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

10.1 *	Form of Limited Guaranty by Tri-Isthmus Group, Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.2 *	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

10.3 *	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.4 *	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.5 *	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.6 *	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.7 *	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.8 *	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated May 29, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 4, 2008)

10.9 *	Employment Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.10 *	Form of Option Grant Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.11 *	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated September 8, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on September 12, 2008)

10.12 *	Employment Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.13 *	Option Grant Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.14 *	Form of Loan Agreement, effective November 6, 2008, among RHA Anadarko, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 17, 2008)

Exhibit No.	Description

10.16 *	Form of Loan Agreement, effective November 6, 2008, among RHA Tishomingo, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Anadarko, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.17 *	Form of Promissory Note, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.18 *	Form of Promissory Note, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.19 *	Form of Promissory Note, effective November 6, 2008, by RHA Tishomingo, LLC, in favor of Canadian State Bank (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.20 *	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.8 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.21 *	USDA Guaranty Agreement, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.9 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.22 *	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.10 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.23 *†	Form of Promissory Note, dated December 11, 2008, by Rural Hospital Acquisition, LLC, in favor of Carol Schuster (filed as Exhibit 10.11 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.24 *	Form of Guaranty of Tri-Isthmus Group, Inc., dated December 11, 2008, in favor of Carol Schuster (filed as Exhibit 10.12 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.25 *	Convertible Promissory Note Issued in Favor of SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.26 *	Convertible Promissory Note Issued in Favor of Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.27 *	Form of Warrant No. 108 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.28 *	Form of Warrant No. 109 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.29 *	Form of Warrant No. 110 (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.30 *	Form of Warrant No. 111 (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.31 *	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 5, 2009)

Exhibit No.	Description

10.32 *	Form of Warrant (exercisable at $0.50 per share) issued to each of Michael Ciabattoni, Scott Casey, Jean Heaton, Stephanie Heaton, Jennifer Heaton, Cobea Associates, LLC, William Wallace, Trustee of the Wallace Family Revocable Trust dated April 23, 2001, Otto J. Claricurzio, and Phillip J. Ciabattoni (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.33 *	Form of Warrant (exercisable at $0.75 per share) issued to each of Michael Ciabattoni, Scott Casey, Jean Heaton, Stephanie Heaton, Jennifer Heaton, Cobea Associates, LLC, William Wallace, Trustee of the Wallace Family Revocable Trust dated April 23, 2001, Otto J. Claricurzio, and Phillip J. Ciabattoni (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.34 *	Form of Convertible Promissory Note issued to each of Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.35 *	Form of Warrant (exercisable at $0.50 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.36 *	Form of Warrant (exercisable at $0.75 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.37 *	Form of Warrant (exercisable at $0.75 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.38 *	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.39 *	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.40 *	Form of Medical Advisory Board Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.41 *	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.42 *	Form of Warrant issued in connection with 5-A (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.43 *	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.44 *	Form of Warrant issued in connection with 6-A (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.45 *	Form Subscription Agreement, dated December 3, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 14, 2009)

10.46 *	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 14, 2009)

Exhibit No.	Description

10.47 *	Form of Asset Purchase Agreement (filed as Exhibit 10.1 to Form 8-K as filed with the SEC on January 14, 2011)

10.48 *	Form of Agreement for Purchase and Sale of Real Property (filed as Exhibit 10.2 to Form 8-K as filed with the SEC on January 14, 2011)

10.49 *	Form of Transition Services Agreement (filed as Exhibit 10.3 to Form 8-K as filed with the SEC on January 14, 2011)

10.50 *	Form of Corporate Guaranty (filed as Exhibit 10.4 to Form 8-K as filed with the SEC on January 14, 2011)

10.51 *	Form of Stock Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.52 *	Form of Asset Purchase Agreement (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.53 *	Form of Promissory Note (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.54 *	Form of Promissory Note (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.55 *	Form of Guaranty (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.56 *	Form of Guaranty (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.57 *	Form of Real Estate Purchase Agreement (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.58	Form of 2011 Promissory Note

14.1 *	Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008 (filed as Exhibit 14.1 to the Form 10-K, as filed with the SEC on January 13, 2009)

21.1	Subsidiaries of First Physicians Capital Group, Inc. (f/k/a Tri-Isthmus Group, Inc.)

23.1	Consent of Whitely Penn, LLP

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
†	The non-public information that has been omitted from these documents has been separately filed with the SEC. Each redacted portion of these documents is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of the Registrant.