Form 10-Q
period 2011-12-31
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Section 13(a) of the Securities Exchange Act of 1934, the Registrant is filing this Form 10-Q for the Fiscal Quarter Ended December 31, 2011 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, June 30, 2011, March 31, 2012, June 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011, September 30, 2012 and September 30, 2013.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	December 31, 2011	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$494	$1,001
Accounts receivable, net of allowance for uncollectible accounts	6,402	4,055
Prepaid expenses	207	60
Other current assets	8	37
Assets of discontinued operations	20	12

Total current assets	7,131	5,165
Property and equipment, net	28	33
Notes receivable	22,343	24,493
Other assets	283	293
Non current assets of discontinued operations	41	41

Total assets	$29,826	$30,025

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,108	$1,031
Accrued expenses	1,718	1,720
Current maturities of long term debt	3,087	4,102
Liabilities of discontinued operations	585	576

Total current liabilities	6,498	7,429
Long term debt, net of current portion	7,895	7,993
Deferred gain	15,850	18,050

Total liabilities	30,243	33,472

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of December 31, 2011 and September 30, 2011)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as December 31, 2011 and September 30, 2011)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of December 31, 2011 and September 30, 2011)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of December 31, 2011 and September 30, 2011)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of December 31, 2011 and September 30, 2011)	153	153
Additional paid-in-capital	80,439	80,238
Accumulated deficit	(93,309)	(96,138)
Treasury stock, at cost (149,744 shares as of December 31, 2011 and September 30, 2011)	(104)	(104)

Total stockholders’ deficit	(12,821)	(15,851)

Total liabilities, preferred stock and stockholders’ deficit	$29,826	$30,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	December 31, 2011	December 31, 2010
Net revenue from services	$3,978	$353
Costs and expenses:
Selling, general and administrative expenses	2,447	1,406
Depreciation and amortization	5	6

Total costs and expenses	2,452	1,412

Operating income (loss)	1,526	(1,059)
Other income (expense):
Other income	—	2
Interest expense	(198)	(76)
Gain on retirement of note payable	1,447	—

Total other income (expense)	1,249	(74)

Net income (loss) from continuing operations before taxation	$2,775	$(1,133)

Net income (loss) from discontinued operations, net of income taxes (including net gain from disposal of assets of $50 and $0, respectively. See Note 2. “Discontinued Operations”)	54	(540)

Net income (loss)	$2,829	$(1,673)

Basic earnings (loss) per share of common stock:
Continuing operations	$0.18	$(0.08)
Discontinued operations	0.01	(0.03)

Total basic earnings (loss) per share of common stock	$0.19	$(0.11)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.04	$(0.08)
Discontinued operations	0.01	(0.03)

Total diluted earnings (loss) per share of common stock	$0.05	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income (loss)	$2,829	$(1,673)
Net income (loss) from discontinued operations	54	(540)

Net income (loss) from continuing operations	2,775	(1,133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on retirement of note payable	(1,447)	—
Depreciation and amortization	5	6
Amortization of stock-based compensation	201	258
Bad debt provision	1,221	6
Changes in working capital components:
Accounts receivable	(3,568)	(243)
Prepaid expenses	(147)	(327)
Other assets	39	(466)
Accounts payable	77	491
Accrued expenses	(55)	15

Net cash used in operating activities	(899)	(1,393)
Net cash provided by discontinued operations’ operating activities	5	2,185

Net cash provided by (used in) operating activities	(894)	792
Cash flows from financing activities:
Proceeds from long term debt	460	—
Payments on long term debt	(73)	(67)

Net cash provided by (used in) financing activities	387	(67)
Net cash used in discontinued operations’ financing activities	—	(453)

Net cash provided by (used in) financing activities	387	(520)

Net increase (decrease) in cash and cash equivalents	(507)	272
Cash and cash equivalents at beginning of period	1,001	535

Cash and cash equivalents at end of period	$494	$807

Supplemental cash flow information:
Cash paid for interest	$167	$171
Cash paid for taxes	—	—
Non-cash transactions:
Note receivable given as consideration for payment of note payable	$2,150	$—
Notes payable extinguished through assignment of notes receivable	$1,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of December 31, 2011 and September 30, 2011 and for the three month periods ended December 31, 2011 and December 31, 2010, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 4, 2014, and any amendments thereto, for the Fiscal Year Ended September 30, 2011 (the “Fiscal Year Ended September 30, 2011”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant inter-company balances and transactions have been eliminated.

The results as of September 30, 2011 have been derived from our audited consolidated financial statements for the fiscal year ended as of such date.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

We had an accumulated deficit of approximately $93.3 million as of December 31, 2011. This deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.

At December 31, 2011, we had current liabilities of $6.5 million and current assets of $7.1 million.

Reclassifications

Certain reclassifications have been made to the prior period amounts in order to conform to the current period presentation.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2011. Critical accounting policies affecting us have not changed materially since September 30, 2011.

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

The following table shows gross revenues and allowances for the three months ended December 31, 2011 and 2010 (in thousands):

	Three months ended
	December 31,	December 31,
	2011	2010
Revenue from services	$5,199	$359
Allowances	(1,221)	(6)

Net revenue	$3,978	$353

Allowances percentage	23%	2%

The Company computes its estimate of by taking into account collections received for the services performed and also estimating amounts collectible for the services performed within the last twelve months.

2. Discontinued Operations

As of December 31, 2011 and 2010, the operating assets of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified the results of operations of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations.

The results of discontinued operations for the three months ended December 31, 2011 and 2010 are as follows (in thousands):

	Three Months ended
	December 31, 2011	December 31, 2010
Net revenue from services	$5	$7,241
Costs and expenses:
Selling, general and administrative expenses	1	7,033
Depreciation and amortization	—	345

Total costs and expenses	1	7,378
Operating income (loss)	4	(137)
Other income	—	17
Interest expense	—	(300)
Non-controlling interests	—	(120)

Net income (loss) before income taxes	4	(540)
Taxation	—	—

Total income (loss) from discontinued operations	$4	$(540)

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. Net Income (Loss) Per Share

	Three months ended
	(in thousands)
	December 31,	December 31,
	2011	2010
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) attributable to continuing operations	$2,775	$(1,133)
Net income (loss) attributable to discontinued operations	54	(540)
Denominator for basic earnings (loss) per share — weighted average shares	15,049,507	15,049,507
Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to continuing operations	2,828	(1,133)
Net income (loss) attributable to discontinued operations	54	(540)
Denominator for diluted earnings (loss) per share — weighted average shares	62,844,872	15,049,507
Basic earnings (loss) per share of common stock:
Continuing operations	$0.18	$(0.08)
Discontinued operations	0.01	(0.03)

Total basic earnings (loss) per share of common stock	$0.19	$(0.11)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.04	$(0.08)
Discontinued operations	0.01	(0.03)

Total diluted earnings (loss) per share of common stock	$0.05	$(0.11)

For the three month periods ended December 31, 2011 and 2010, stock options outstanding to purchase 7,260,000 and 8,616,184 common shares respectively and warrants outstanding to purchase 4,637,913 and 4,731,513 common shares respectively, had strike prices above market value and so are considered “out-of-the-money,” and were therefore excluded from the computation of diluted net income (loss) per share.

For the three month period ended December 31, 2011, the following potential common shares outstanding were included in the computation of diluted net income per share; 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares, 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares, and $2,100,000 of 2009 Bridge Financing convertible into 3,360,000 common shares. For the three month period ended December 31, 2011, interest expense of $53,000 related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share. For the three month period ended December 31, 2010, these potential common shares outstanding were excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,	September 30,
	2011	2011
Gross patient accounts receivable	$12,095	$8,432
Reserves for bad debt	(5,559)	(4,338)
Reserves for contractual allowances	(134)	(39)

Patient accounts receivable, net	$6,402	$4,055

5. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31, 2011	September 30, 2011
Other current assets:
Deposits	$7	$7
Other receivables	1	30

Total other assets	$8	$37

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2011	September 30, 2010
Property and equipment:
Computer hardware	$130	$130
Accumulated depreciation	(102)	(97)

Property and equipment, net	$28	$33

7. Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2011	September 30, 2011
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$3,253	$3,278
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,147	3,181
Note payable, 5% interest payable quarterly, matured on or before December 11, 2011	—	1,500
Bridge notes payable, 10% interest, matures on or before June 2014	3,784	3,324
Note payable, 9% interest per annum and matures in February 2016	318	332
Revolving line of credit, 5% interest per annum	380	380
Note payable, 10% interest per annum and matures in September 2014	100	100

Total	10,982	12,095

Less current maturities of long term debt	(3,087)	(4,102)

Total long term debt	$7,895	$7,993

In August 2011, the holder of the $1.5 million note payable and 4.25 million of the Company’s outstanding common stock, filed a law suit for performance and repayment of the loan. In December 2011, in full settlement of the lawsuit and satisfaction of the $1.5 million note payable, the lender accepted assignment and receipt of the $2.15 million notes receivable the Company had received in July 2011 as consideration for the sale of the SPMC medical records, and cash totaling $91,000. Additionally, as part of the settlement, the lender agreed to transfer the 4.25 million common stock back to the Company.

The following chart shows scheduled principal payments due as of December 31, 2011 on long-term debt for the next five years and thereafter (in thousands):

December 31,	Payments
2012	$3,087
2013	1,836
2014	516
2015	449
2016	429
Thereafter	4,665

Total	$10,982

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. Warrants

Outstanding exercisable warrants consisted of the following as of December 31, 2011:

	Remaining	Exercise
Description	Life	Price	Warrants
July 16, 2007 Preferred Stock Series 5-A warrants issued to investor	6 months	$0.45	50,000
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	1.2 years	0.5	436,250
February 6, 2009 warrants issued in connection with notes payable	1 months	0.5	1,125,000
February 6, 2009 warrants issued in connection with notes payable	1 months	0.75	750,000
March 3, 2009 warrants issued in connection with notes payable	2 months	0.5	375,000
March 16, 2009 warrants issued issued to Medical Advisory Board	4 months	0.625	125,000
March 3, 2009 warrants issued in connection with notes payable	2 months	0.75	250,000
March 31, 2009 warrants issued in connection with notes payable	4 months	0.5	112,500
March 31, 2009 warrants issued in connection with notes payable	4 months	0.75	75,000
April 14, 2009 warrants issued in connection with notes payable	4 months	0.5	37,500
April 14, 2009 warrants issued in connection with notes payable	3 months	0.75	25,000
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	2.2 years	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	2.2 years	0.63	150,000
November 6, 2009 warrants issued in connection with notes payable	1 months	0.5	375,000
November 6, 2009 warrants issued in connection with notes payable	1 months	0.75	250,000
December 3, 2009 warrants issued in connection with notes payable	2 months	0.5	125,000
December 3, 2009 warrants issued in connection with notes payable	2 months	0.75	83,331
December 31, 2009 warrants issued in connection with notes payable	3 months	0.5	37,500
December 31, 2009 warrants issued in connection with notes payable	3 months	0.75	24,999
January 14, 2010 warrants issued in connection with notes payable	3 months	0.5	12,500
January 14, 2010 warrants issued in connection with notes payable	3 months	0.75	8,333

			4,637,913

A summary of our stock warrant activity and related information at December 31, 2011 and September 30, 2011 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Three months	Fiscal year	Three months	Fiscal year
	ended	Ended	ended	ended
	December 31,	September 30,	December 31,	September 30,
	2011	2011	2011	2011
Warrants outstanding at beginning of the period	4,731,513	7,949,013	$0.58	$0.51
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	(93,600)	(3,217,500)	$0.50	$0.38

Warrants outstanding at end of the period	4,637,913	4,731,513	$0.59	$0.58

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. Stock Options

The following summarizes information for stock options outstanding as of December 31, 2011:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	Three Months Ended	Fiscal Year Ended	Three Months Ended	Fiscal Year Ended
	December 31,	September 30,	December 31,	September 30,
	2011	2011	2011	2011
Options outstanding at beginning of the period	7,260,000	8,659,082	$0.61	$0.62
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	—	(1,399,082)	—	0.62

Options outstanding at end of the period	7,260,000	7,260,000	$0.61	$0.61

Options vested/exercisable at end of the period	4,470,000	4,370,000	$0.61	$0.61

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	2.00
$0.63	6,900,000	$0.63	3.44

10. Subsequent Events

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

Bridge Note Extensions

In January 2014, each 2011 Bridge Lender agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June 2014. Also in January 2014, each 2009 Bridge Lender agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014. Three of the Bridge Lenders, SMP, Anthony Ciabattoni, and William A. Houlihan each hold a 10% or greater voting interest and are considered related parties to this transaction.

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

Information in this Form 10-Q is current as of March 28, 2014 unless otherwise specified.

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

We currently have 4 operating subsidiaries which are First Physicians Business Solutions, LLC First Physicians Resources, LLC, First Physicians Services, LLC and First Physicians Realty Group. First Physicians Business Solutions, LLC provides an array of management services to include hospital operations management, revenue cycle management, IT, finance and human resources. First Physicians Services provides ancillary service oversight and management solutions for lab, pharmacy, and emergency departments in rural hospital settings. First Physicians Resources, LLC provides medical and back office staffing solutions to our hospital clientele. First Physicians Realty Group is our real estate subsidiary that owns healthcare related properties and leases them to clients. We currently have contracts to provide financial and back office services to two hospital clients.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

Net revenue from services was $4.0 million for the three month period ended December 31, 2011, compared to $0.4 million for the three month period ended December 31, 2010, representing an increase of $3.6 million, or 900.0% resulting primarily from the hospital management and staff leasing agreements entered into the third quarter of the Fiscal Year Ended September 30, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $1.1 million, to $2.5 million in the three month period ended December 31, 2011 from $1.4 million in the three month period ended December 31, 2010, representing a 78.6% increase resulting primarily from additional operating costs incurred related to the hospital management and staff leasing agreements entered into the third quarter of the Fiscal Year Ended September 30, 2011. Amortization of stock-based compensation is included in selling, general and administrative expenses.

PROVISION FOR DOUBTFUL ACCOUNTS

Provision for doubtful accounts increased to $1.2 million in the three month period ended December 31, 2011 from six thousand dollars in the three month period ended December 31, 2010, representing an increase of $1.2 million. The increase is primarily the result of the significant increase in revenue earned in the three month period ended December 31, 2011 compared to three month period ended December 31, 2010.

OTHER INCOME (EXPENSE)

Other income (expense) increased $1.3 million to $1.2 million income for the three month period ended December 31, 2011, compared to $0.1 million expense for the three month period ended December 31, 2010. The increase resulted primarily from a $1.4 million net gain on retirement of notes payable.

INTEREST EXPENSE

Interest expense increased $122,000 to $198,000 for the three month period ended December 31, 2011, compared to $76,000 for the three month period ended December 31, 2010. The $122,000 increase resulted primarily from the increase in debt outstanding as of December 31, 2011 as compared to December 31, 2010.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT DECEMBER 31, 2011, COMPARED TO SEPTEMBER 30, 2011:

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents totaled $0.5 million as of December 31, 2011, compared to $1.0 million at September 30, 2011, a decrease of $0.5 million. This represents a decrease of 50% which was primarily the result of the increase in long term debt of net $0.4 million.

ACCOUNTS RECEIVABLE

As of December 31, 2011, accounts receivables, net of allowances for contractual discounts and uncollectible accounts totaled $6.4 million, an increase of $2.3 million from $4.1 million at September 30, 2011. This 56.1% increase was primarily due to the $3.6 million increase in revenue for the quarter.

LONG-TERM DEBT

Long-term debt decreased $1.1 million to $11.0 million at December 31, 2011 from $12.1 million at September 30, 2011. This 9% decrease reflects increased borrowings of $0.4 million offset by the settlement of litigation in which a portion of our notes receivable was given in payment of the $1.5 million note payable.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through cash flows from operations, short term bridge financing and the sales of certain of our businesses. We estimate that based on current plans and assumptions, that our available cash and cash flows from operations will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

As of December 31, 2011, we had a stockholders’ deficit of $12.8 million, as compared to a stockholders’ deficit of $16.0 million as of September 30, 2011. The decrease in stockholders’ deficit arose primarily from net operating income for the quarter.

During the three month period ended December 31, 2011 there was $0.9 million cash used by operating activities, which was primarily the result of an increase in trade accounts receivable, compared to $0.8 million cash used by operating activities for the three month period ended December 31, 2010, which was primarily the result of operating losses for the same period.

Cash provided by financing activities totaled $387,000 in the three month period ended December 31, 2011, which was the result of proceeds from bridge notes of $460,000 offset by $73,000 cash payments on notes payable. Cash used in financing activities of $67,000 in the three month period ended December 31, 2010 was the result of payments on notes payable.

Prior to the current fiscal year, we have sustained operating losses since our inception and have an accumulated deficit of approximately $93.3 million as of December 31, 2011 compared to an accumulated deficit of $96.1 million as of September 30, 2011. The decrease in accumulated deficit in the current period was the result of net income of $2.8 million. The deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.

We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources or the mix and relative cost of our capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report an evaluation was carried out by our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our controls and procedures contained evidence of a material weakness as of the end of the fiscal quarter ended December 31, 2011.

(b) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have a material effect on our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Because we are smaller reporting company, we are not required to disclose the information required by this item.

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

Date: April 4, 2014	First Physicians Capital Group, Inc. (Registrant)

	By:	/s/ Sean Kirrane
Sean Kirrane
Chief Executive Officer, Chief Financial Officer and authorized signatory. (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*	Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.5*	Agreement and Plan of Merger dated as of December 14, 2000, among the Registrant, OTT Acquisition Corp., Online Transaction Technologies, Inc. and its Shareholders (filed as Exhibit 10.11 to the Form 10-Q, as filed with the SEC on December 15, 2000)

3.6*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.7*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.8*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.9*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ended October 31, 2002, as filed with the SEC on December 5, 2002)

3.10*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.11*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ended October 31, 2005, as filed with the SEC on December 20, 2005)

3.12*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.13*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

Exhibit No.	Description

3.14*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.15*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.16*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

3.17*	Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock, dated and filed January 22, 2010 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on January 28, 2010)

3.18*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.2*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.6*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

4.8*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

4.9*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.10*	Amended and Restated Articles of Organization of Rural Hospital Acquisition LLC (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.11*	Amended and Restated Operating Agreement Rural Hospital Acquisition LLC (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.12*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.