Form 10-Q
period 2012-03-31
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Section 13(a) of the Securities Exchange Act of 1934, the Registrant is filing this Form 10-Q for the Fiscal Quarter Ended March 31, 2012 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, June 30, 2011, December 31, 2011, June 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011, September 30, 2012 and September 30, 2013.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$454	$1,001
Accounts receivable, net of allowance for uncollectible accounts	7,973	4,055
Prepaid expenses	58	60
Other current assets	8	37
Assets of discontinued operations	3	12

Total current assets	8,496	5,165
Property and equipment, net	23	33
Notes receivable	22,343	24,493
Other assets	278	293
Non current assets of discontinued operations	41	41

Total assets	$31,181	$30,025

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,199	$1,031
Accrued expenses	1,258	1,720
Current maturities of long term debt	5,487	4,102
Liabilities of discontinued operations	582	576

Total current liabilities	8,526	7,429
Long term debt, net of current portion	6,400	7,993
Deferred gain	15,799	18,050

Total liabilities	30,725	33,472

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of March 31, 2012 and September 30, 2011)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as March 31, 2012 and September 30, 2011)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of March 31, 2012 and September 30, 2011)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of March 31, 2012 and September 30, 2011)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of March 31, 2012 and September 30, 2011)	153	153
Additional paid-in-capital	80,629	80,238
Accumulated deficit	(92,626)	(96,138)
Treasury stock, at cost (149,744 shares as of March 31, 2012 and September 30, 2011)	(104)	(104)

Total stockholders’ deficit	(11,948)	(15,851)

Total liabilities, preferred stock and stockholders’ deficit	$31,181	$30,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	March 31,	March 31,
	2012	2011
Net revenue from services	$3,822	$188
Cost and expenses:
Selling, general and administrative expenses	2,887	1,176
Depreciation and amortization	5	7

Total costs and expenses	2,892	1,183

Operating income (loss)	930	(995)
Other income (expense):
Other income	—	1
Interest expense	(297)	(131)

Total other income (expense)	(297)	(130)

Net income (loss) from continuing operations	$633	$(1,125)

Net income (loss) from discontinued operations, net of income taxes (including net gain from disposal of assets of $51 and net loss from disposal of assets of $119 in 2012 and 2011, respectively. See Note 2. “Discontinued Operations”)	50	28

Net income (loss)	$683	$(1,097)

Basic earnings (loss) per share of common stock:
Continuing operations	$0.04	$(0.07)
Discontinued operations	0.01	0.00

Total basic earnings (loss) per share of common stock	$0.05	$(0.07)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.01	$(0.07)
Discontinued operations	0.00	0.00

Total diluted earnings (loss) per share of common stock	$0.01	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Six months ended
	March 31,	March 31,
	2012	2011
Net revenue from services	$7,800	$541
Cost and expenses:
Selling, general and administrative expenses	5,334	2,582
Depreciation and amortization	10	13

Total costs and expenses	5,344	2,595

Operating income (loss)	2,456	(2,054)
Other income (expense):
Other income	—	3
Interest expense	(495)	(207)
Gain on retirement of note payable	1,447	—

Total other income (expense)	952	(204)

Net income (loss) from continuing operations	$3,408	$(2,258)

Net income (loss) from discontinued operations, net of income taxes (including net gain from disposal of assets of $101 and net loss from disposal of assets of $119 in 2012 and 2011, respectively. See Note 2. “Discontinued Operations”)	104	(512)

Net income (loss)	$3,512	$(2,770)

Basic earnings (loss) per share of common stock:
Continuing operations	$0.22	$(0.15)
Discontinued operations	0.01	(0.03)

Total basic earnings (loss) per share of common stock	$0.23	$(0.18)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.05	$(0.15)
Discontinued operations	0.01	(0.03)

Total diluted earnings (loss) per share of common stock	$0.06	$(0.18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,512	$(2,770)
Net income (loss) from discontinued operations	104	(512)

Net income (loss) from continuing operations	3,408	(2,258)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on retirement of note payable	(1,447)	—
Depreciation and amortization	10	13
Amortization of stock-based compensation	391	496
Bad debt provision	2,424	7
Changes in working capital components:
Accounts receivable	(6,342)	(84)
Prepaid expenses	2	(218)
Other assets	44	22
Accounts payable	168	159
Accrued expenses	(515)	(25)

Net cash used in operating activities	(1,857)	(1,888)
Net cash provided by discontinued operations’ operating activities	18	1,894

Net cash provided by (used in) operating activities	(1,839)	6
Cash flows from investing activities:
Net cash provided by discontinued operations’ investing activities	—	525

Net cash provided by investing activities	—	525
Cash flows from financing activities:
Proceeds from long term debt	1,470	350
Payments on long term debt	(178)	(143)

Net cash provided by financing activities	1,292	207
Net cash used in discontinued operations’ financing activities	—	(475)

Net cash provided by (used in) financing activities	1,292	(268)

Net increase (decrease) in cash and cash equivalents	(547)	263
Cash and cash equivalents at beginning of year	1,001	535

Cash and cash equivalents at end of quarter	$454	$798

Supplemental cash flow information:
Cash paid for interest	$331	$235
Cash paid for taxes	—	—
Non-cash transactions:
Note receivable given as consideration for payment of note payable	$2,150	$—
Notes payable extinguished through assignment of notes receivable	$1,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of March 31, 2012 and September 30, 2011 and for the three month and six month periods ended March 31, 2012 and March 31, 2011, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 4, 2014, and any amendments thereto, for the Fiscal Year Ended September 30, 2011 (the “Fiscal Year Ended September 30, 2011”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

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

Future Funding

Prior to the Fiscal Year Ended September 30, 2012, we have sustained operating losses since inception and had an accumulated deficit of approximately $92.6 million as of March 31, 2012. This deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.

At March 31, 2012, we had current liabilities of $8.5 million and current assets of $8.5 million.

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

The following table shows gross revenues and allowances for the three and six months ended March 31, 2012 and 2011 (in thousands):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Revenue from services	$5,025	$189	$10,224	$548
Allowances	(1,203)	(1)	(2,424)	(7)

Net Revenue	$3,822	$188	$7,800	$541

Allowances percentage	24%	1%	24%	1%

The Company computes its estimate of bad debt by taking into account collections received for the services performed and also estimating amounts collectible for the services performed within the last twelve months.

2. Discontinued Operations

As of March 31, 2012 and 2011, the operating assets of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified the results of operations of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations.

The results of discontinued operations for the three and six months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months ended		Six Months ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Net revenue from services	$—	$6,233	$5	$13,474
Costs and expenses:
Selling, general and administrative expenses	1	5,452	2	12,485
Depreciation and amortization	—	302	—	647

Total costs and expenses	1	5,754	2	13,132
Operating income (loss)	(1)	479	3	342
Other income	—	1	—	18
Interest expense	—	(192)	—	(492)
Non-controlling interests	—	(141)	—	(261)

Income (loss) before income taxes	(1)	147	3	(393)
Taxation	—	—	—	—

Total income (loss) from discontinued operations	$(1)	$147	$3	$(393)

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. Net Income (Loss) Per Share

	Three months ended		Six months ended
	(in thousands)		(in thousands)
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) attributable to continuing operations	$633	$(1,125)	$3,408	$(2,258)
Net income (loss) attributable to discontinued operations	50	28	104	(512)
Denominator for basic earnings (loss) per share — weighted average shares	15,049,507	15,049,507	15,049,507	15,049,507
Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to continuing operations	686	(1,125)	3,514	(2,258)
Net income (loss) attributable to discontinued operations	50	28	104	(512)
Denominator for diluted earnings (loss) per share — weighted average shares	62,844,872	15,049,507	62,844,872	15,049,507
Basic earnings (loss) per share of common stock:
Continuing operations	$0.04	$(0.07)	$0.22	$(0.15)
Discontinued operations	0.01	0.00	0.01	(0.03)

Total basic earnings (loss) per share of common stock	$0.05	$(0.07)	$0.23	$(0.18)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.01	$(0.07)	$0.05	$(0.15)
Discontinued operations	0.00	0.00	0.01	(0.03)

Total diluted earnings (loss) per share of common stock	$0.01	$(0.07)	$0.06	$(0.18)

For the three and six month periods ended March 31, 2012 and 2011, stock options outstanding to purchase 6,760,000 and 8,116,184 common shares, respectively, and warrants outstanding to purchase 908,750 and 4,731,513 common shares, respectively, had strike prices above market value and so are considered “out-of-the-money,” and were therefore excluded from the computation of diluted net earnings (loss) per share.

For the three and six month periods ended March 31, 2012, the following potential common shares outstanding were included in the computation of diluted net income per share; 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares, 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares, and $2,100,000 of 2009 Bridge Financing convertible into 3,360,000 common shares. For the three and six month periods ended March 31, 2012, interest expense of $53,000 and $106,000 respectively, related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share. For the three and six month periods ended March 31, 2011, these potential common shares outstanding were excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31,	September 30,
	2012	2011
Gross accounts receivable	$14,865	$8,432
Reserves for bad debt	(6,762)	(4,338)
Reserves for contractual allowances	(130)	(39)

Patient accounts receivable, net	$7,973	$4,055

5. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,	September 30,
	2011	2011
Other current assets:
Deposits	$7	$7
Other receivables	1	30

Total other assets	$8	$37

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	September 30,
	2012	2011
Property and equipment:
Computer hardware	$130	$130
Accumulated depreciation	(107)	(97)

Property and equipment, net	$23	$33

7. Long-term Debt

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

Long-term debt consists of the following (in thousands):

	March 31, 2012	September 30, 2011
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$3,225	$3,278
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,084	3,181
Note payable, 5% interest payable quarterly, matures on or before December 11, 2011	—	1,500
Bridge Notes payable, 10% interest, matures on or before June 2014	4,794	3,324
Note payable, 9% interest per annum and matures in February 2016	304	332
Revolving line of credit, 5% interest per annum	380	380
Note payable, 10% interest per annum and matures in September 2014	100	100

Total	11,887	12,095

Less current maturities of long term debt	(5,487)	(4,102)

Total long term debt	$6,400	$7,993

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following chart shows scheduled principal payments due as of March 31, 2012 on long-term debt for the next five years and thereafter (in thousands):

March 31,	Payments
2013	$5,487
2014	440
2015	524
2016	457
2017	415
Thereafter	4,564

Total	$11,887

8. Warrants

Outstanding exercisable warrants consisted of the following as of March 31, 2012:

	Remaining	Exercise
Description	Life	Price	Warrants
July 16, 2007 Preferred Stock Series 5-A warrants issued to investor	3 months	$0.45	50,000
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	12 months	0.5	436,250
April 14, 2009 warrants issued in connection with notes payable	1 month	0.5	37,500
April 14, 2009 warrants issued in connection with notes payable	1 month	0.75	25,000
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	2 years	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	2 years	0.63	150,000

			908,750

A summary of our stock warrant activity and related information at March 31, 2012 and September 30, 2011 is as follows:

	Number of Shares of Common Stock		Weighted-Average Exercise Price Per Share
	Six months	Fiscal year	Six months	Fiscal year
	ended	Ended	ended	ended
	March 31,	September 30,	March 31,	September 30,
	2012	2011	2012	2011
Warrants outstanding at beginning of the period	4,731,513	7,949,013	$0.58	$0.51
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	(3,822,763)	(3,217,500)	$0.60	$0.38

Warrants outstanding at end of the period	908,750	4,731,513	$0.52	$0.58

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. Stock Options

The following summarizes activities under the stock option plans:

	Number of Options		Weighted-Average Exercise Price Per Share
	Six months ended	Ended	Six months ended	Ended
	March 31,	September 30,	March 31,	September 30,
	2012	2011	2012	2011
Options outstanding at beginning of the period	7,260,000	8,659,082	$0.61	$0.62
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(500,000)	(1,399,082)	$0.63	$0.62

Options outstanding at end of the period	6,760,000	7,260,000	$0.61	$0.61

Options vested/exercisable at end of the period	4,200,000	4,370,000	$0.61	$0.61

The following summarizes information for stock options outstanding as of March 31, 2012:

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	1.75
$0.63	6,400,000	$0.63	3.30

10. Subsequent Events

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

This Form 10-Q report covers the fiscal quarter ended March 31, 2012. Information in this Form 10-Q is current as of March 28, 2014, unless otherwise specified.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

Net revenue from services was $3.8 million for the three month period ended March 31, 2012, compared to $0.2 million for the three month period ended March 31, 2011 representing an increase of $3.6 million. The increase is attributable to the hospital management and staff leasing agreements entered into the third quarter of the Fiscal Year Ended September 30, 2011. For the six month periods ended March 31, 2012 and March 31, 2011 revenue from services was $7.8 million at March 31, 2012, compared to $0.5 million for March 31, 2011 representing an increase of $7.3 million, also attributable to the hospital management and staff leasing agreements entered into the third quarter of the Fiscal Year Ended September 30, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses relating to continuing operations increased $1.7 million, from $1.2 million in the three month period ended March 31, 2011 to $2.9 million in the three month period ended March 31, 2012, representing a 141.6% increase. Selling, general and administrative expenses increased $2.7 million, or 103.8%, from $2.6 million for the six month period ended March 31, 2011 compared to $5.3 million for the six month period ended March 31, 2012. The increase in selling, general and administrative expenses for the three and six month periods ended March 31, 2012 was primarily a result of the increase in administrative costs incurred under the hospital management and staff leasing agreements referenced above. Amortization of stock-based compensation is included in selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense increased to $297,000 for the three month period ended March 31, 2012 as compared to $131,000 for the three month period ended March 31, 2011. This represents an increase of $166,000 or 126.7%. Interest expense for the six months ended March 31, 2012 increased $288,000, or 139.1%, from $207,000 for the six months ended March 31, 2011 to $495,000 for the six months ended March 31, 2012. The increase in interest expense is primarily due to the higher outstanding debt as of March 31, 2012 as compared to March 31, 2011.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT MARCH 31, 2012, COMPARED TO SEPTEMBER 30, 2011:

CASH AND CASH EQUIVALENTS

As of March 31, 2012, cash and cash equivalents of continuing operations totaled $454,000, a decrease of $547,000 when compared with the $1,001,000 on hand at September 30, 2011. This represents a decrease of 54.6%. The decrease in cash was primarily the result of $1,857,000 net cash used in operating activities offset by cash of $1,292,000 provided by financing activities.

ACCOUNTS RECEIVABLES

As of March 31, 2012, accounts receivable, net of reserves for third-party contractual adjustments and allowance for uncollectible accounts, totaled $8.0 million, an increase of $3.9 million from $4.1 million at September 30, 2011. This increase was primarily the result of the cumulative increase in revenue over the last three fiscal quarters.

LONG-TERM DEBT

Long-term debt decreased $208,000 from September 30, 2011 to March 31, 2012. This decrease reflects net $1.3 of additional borrowing offset by the settlement of litigation in which a portion of our notes receivable was given in payment of the $1.5 million note payable.

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

As of March 31, 2012 we had a working capital deficit of $30,000 compared with a working capital deficit of $2.3 million at September 30, 2011. The working capital increase was primarily the result of a $3.9 million increase in trade accounts receivable.

As of March 31, 2012, we had a stockholders’ deficit of $11.9 million, as compared to a stockholders’ deficit of $15.9 million as of September 30, 2011. The decrease in stockholders’ deficit arose from operating income for the six month period ended March 31, 2012.

During the six month period ended March 31, 2012 there was $1.8 million cash used by operating activities, which was primarily the result in increase in accounts receivable and a decrease in accrued expenses, compared to $6 thousand cash provided by operating activities for the six month period ended March 31, 2011 which was primarily the result of operating losses for the period.

During the six month period ended March 31, 2012 there was $1,292,000 cash provided by financing activities, the result of $1,470,000 of proceeds from notes payable offset by $178,000 of routine loan payments. Net cash of $207,000 was provided in the six month period ended March 31, 2011 – the result of $350,000 in increased borrowings offset by $143,000 in routine loan payments.

Prior to the current fiscal year, we sustained operating losses since our inception and have an accumulated deficit of approximately $92.6 million as of March 31, 2012, as compared with an accumulated deficit of $96.1 million as of September 30, 2011. These losses have been funded principally through the issuance of preferred and common stock, the issuance of promissory notes and cash generated from operations.

We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources or the mix and relative cost of our capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report an evaluation was carried out by our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our controls and procedures were materially deficient as of the end of the fiscal quarter ended March 31, 2012.

(b) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have a material effect on our internal control over financial reporting.

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

Date: April 4, 2014	First Physicians Capital Group, Inc. (Registrant)

	By:	/s/ Sean Kirrane
Sean Kirrane
Chief Executive Officer, Chief Financial Officer and authorized signatory. (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.5*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.6*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.7*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.8*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.9*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.10*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.11*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1*	Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock, dated and filed January 22, 2010 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on January 28, 2010)

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

Exhibit No.	Description

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.6*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

4.8*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.9*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

10.1	Form of 2012 Promissory Note

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934 Certification Pursuant to 18 U.S.C. 1350

32.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934 Certification Pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.