Form 10-Q
period 2012-06-30
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Section 13(a) of the Securities Exchange Act of 1934, the Registrant is filing this Form 10-Q for the Fiscal Quarter Ended June 30, 2012 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011, September 30, 2012 and September 30, 2013.

i

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,587	$1,001
Accounts receivable, net of allowance for uncollectible accounts	6,985	4,055
Prepaid expenses	104	60
Other current assets	8	37
Assets of discontinued operations	3	12

Total current assets	10,687	5,165
Property and equipment, net	17	33
Notes receivable	22,343	24,493
Other assets	273	293
Non current assets of discontinued operations	41	41

Total assets	$33,361	$30,025

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,146	$1,031
Accrued expenses	1,455	1,720
Current maturities of long term debt	6,163	4,102
Liabilities of discontinued operations	576	576

Total current liabilities	9,340	7,429
Long term debt, net of current portion	6,256	7,993
Deferred gain	15,749	18,050

Total liabilities	31,345	33,472

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of June 30, 2012 and September 30, 2011)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as of June 30, 2012 and September 30, 2011)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of June 30, 2012 and September 30, 2011)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of June 30, 2012 and September 30, 2011)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of June 30, 2012 and September 30, 2011)	153	153
Additional paid-in-capital	80,819	80,238
Accumulated deficit	(91,256)	(96,138)
Treasury stock, at cost (149,744 shares as of June 30, 2012 and September 30, 2011)	(104)	(104)

Total stockholders’ deficit	(10,388)	(15,851)

Total liabilities, preferred stock and stockholders’ deficit	$33,361	$30,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	June 30, 2012	June 30, 2011
Net revenue from services	$4,306	$2,773
Cost and expenses:
Selling, general and administrative expenses	2,621	3,114
Depreciation and amortization	6	8

Total costs and expenses	2,627	3,122

Operating income (loss)	1,679	(349)
Other income (expense):
Other income	—	22
Interest expense	(359)	(198)

Total other income (expense)	(359)	(176)

Net income (loss) from continuing operations	$1,320	$(525)

Net income from discontinued operations, net of income taxes (including net gain from disposal of assets of $50 and $3,791 in 2012 and 2011, respectively. See Note 2. “Discontinued Operations”)	50	3,825

Net income	$1,370	$3,300

Basic earnings (loss) per share of common stock:
Continuing operations	$0.09	$(0.03)
Discontinued operations	0.00	0.25

Total basic earnings per share of common stock	$0.09	$0.22

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.02	$(0.03)
Discontinued operations	0.00	0.25

Total diluted earnings per share of common stock	$0.02	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Nine months ended
	June 30, 2012	June 30, 2011
Net revenue from services	$12,106	$3,314
Cost and expenses:
Selling, general and administrative expenses	7,955	5,696
Depreciation and amortization	16	21

Total costs and expenses	7,971	5,717

Operating income (loss)	4,135	(2,403)
Other income (expense):
Other income	—	25
Interest expense	(854)	(405)
Gain on retirement of note payable	1,447	—

Total other income (expense)	593	(380)

Net income (loss) from continuing operations	$4,728	$(2,783)

Net income from discontinued operations, net of income taxes (including net gain from disposal of assets of $151 and $3,672 in 2012 and 2011, respectively. See Note 2. “Discontinued Operations”)	154	3,313

Net income	$4,882	$530

Basic earnings (loss) per share of common stock:
Continuing operations	$0.31	$(0.18)
Discontinued operations	0.01	0.22

Total basic earnings per share of common stock	$0.32	$0.04

Diluted earnings per share of common stock:
Continuing operations	$0.08	$(0.18)
Discontinued operations	0.00	0.22

Total diluted earnings per share of common stock	$0.08	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$4,882	$530
Net income from discontinued operations	154	3,313

Net income (loss) from continuing operations	4,728	(2,783)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on retirement of note payable	(1,447)	—
Depreciation and amortization	16	21
Bad debt provision	3,772	1,766
Amortization of stock-based compensation	581	710
Changes in working capital components:
Accounts receivable	(6,702)	(3,358)
Prepaid expenses	(44)	(178)
Other assets	49	160
Accounts payable	115	273
Accrued expenses	(318)	726

Net cash provided by (used in) operating activities	750	(2,663)
Net cash provided by discontinued operations’ operating activities	12	2,289

Net cash provided by (used in) operating activities	762	(374)
Cash flows from investing activities:
Net cash provided by discontinued operations’ investing activities	—	525

Net cash provided by investing activities	—	525
Cash flows from financing activities:
Proceeds from long term debt	2,089	730
Payments on long term debt	(265)	(189)

Net cash provided by financing activities	1,824	541
Net cash used in discontinued operations’ financing activities	—	(484)

Net cash provided by financing activities	1,824	57

Net increase in cash and cash equivalents	2,586	208
Cash and cash equivalents at beginning of year	1,001	535

Cash and cash equivalents at end of quarter	$3,587	$743

Supplemental cash flow information:
Cash paid for interest	$496	$492
Cash paid for taxes	—	—
Non-cash transactions:
Note receivable given as consideration for payment of note payable	$2,150	$—
Notes payable extinguished through assignment of notes receivable	$1,500	$—
Notes receivable from sale of assets	$—	$14,150
Notes receivable from sale leaseback	$—	$10,343
Assumption of mortgage on sale leaseback	$—	$6,625
Assumption of capitalized loan cost on sale leaseback	$—	$282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of June 30, 2012 and September 30, 2011 and for the three and nine month periods ended June 30, 2012 and June 30, 2011, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 4, 2014, and any amendments thereto, for the Fiscal Year Ended September 30, 2011 (the “Fiscal Year Ended September 30, 2011”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

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

Future Funding

We have an accumulated deficit of approximately $91.3 million as of June 30, 2012. This deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.

At June 30, 2012, we had current liabilities of $9.3 million and current assets of $10.7 million.

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

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Carrying value of notes receivable, notes payable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

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

The following table shows gross revenues and allowances for the three and nine months ended June 30, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue from services	$5,654	$4,532	$15,878	$5,080
Allowances	(1,348)	(1,759)	(3,772)	(1,766)

Net revenue	$4,306	$2,773	$12,106	$3,314

Allowances percentage	24%	39%	24%	35%

The Company computes its estimate of bad debt by taking into account collections received, for the services performed and also estimating amounts collectible for the services performed within the last twelve months.

2. Discontinued Operations

As of June 30, 2012 and 2011, the operating assets of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified the results of operations of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations.

The results of discontinued operations for the three and nine months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months ended		Nine Months ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue from services	$—	$3,243	$5	$16,717
Costs and expenses:
Selling, general and administrative expenses	—	2,858	2	15,343
Depreciation and amortization	—	166	—	813

Total costs and expenses	—	3,024	2	16,156
Operating income	—	219	3	561
Other income (expense):
Other income	—	(6)	—	12
Interest expense	—	(116)	—	(608)
Non-controlling interests	—	(63)	—	(324)

Loss before income taxes	—	34	3	(359)
Taxation	—	—	—	—

Net income (loss) from discontinued operations	$—	$34	$3	$(359)

3. Net Income (Loss) Per Share

	Three months ended (in thousands)		Nine months ended (in thousands)
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator for basic and diluted income (loss) per share:
Net income (loss) attributable to continuing operations	$1,320	$(525)	$4,728	$(2,783)
Net income attributable to discontinued operations	50	3,825	154	3,313
Denominator for basic earnings (loss) per share —weighted average shares	15,049,507	15,049,507	15,049,507	15,049,507
Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to continuing operations	1,373	(525)	4,887	(2,783)
Net income attributable to discontinued operations	50	3,825	154	3,313
Denominator for diluted earnings (loss) per share —weighted average shares	62,844,872	15,049,507	62,844,872	15,049,507
Basic earnings (loss) per share of common stock:
Continuing operations	$0.09	$(0.03)	$0.31	$(0.18)
Discontinued operations	0.00	0.25	0.01	0.22

Total basic earnings per share of common stock	$0.09	$0.22	$0.32	$0.04

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.02	$(0.03)	$0.08	$(0.18)
Discontinued operations	0.00	0.25	0.00	0.22

Total diluted earnings per share of common stock	$0.02	$0.22	$0.08	$0.04

For the three and nine month periods ended June 30, 2012 and 2011, stock options outstanding to purchase 6,760,000 and 7,260,000 common shares respectively and warrants outstanding to purchase 846,250 and 4,731,513 common shares respectively, had strike prices above market value and are considered “out-of-the-money,” and were therefore excluded from the computation of diluted net income (loss) per share.

For the three and nine month periods ended June 30, 2012, the following potential common shares outstanding were included in the computation of diluted net income per share; 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares, 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares, and $2,100,000 of 2009 Bridge Financing convertible into 3,360,000 common shares. For the three and six month periods ended March 31, 2012, interest expense of $53,000 and $159,000 respectively, related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share. For the three and nine month periods ended June, 2011, these potential common shares outstanding were excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30,	September 30,
	2012	2011
Gross patient accounts receivable	$15,095	$8,432
Reserves for bad debt	(8,110)	(4,338)
Reserves for contractual allowances	—	(39)

Patient accounts receivable, net	$6,985	$4,055

5. Other Current Assets

Other current assets consisted of the following (in thousands):

	June 30,	September 30,
	2012	2011
Other current assets:
Deposits	$7	$7
Other receivables	1	30

Total other assets	$8	$37

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	September 30,
	2012	2011
Property and equipment:
Computer hardware	$130	$130
Accumulated depreciation	(113)	(97)

Property and equipment, net	$17	$33

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

Long-term debt consists of the following (in thousands):

	June 30, 2012	September 30, 2011
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$3,194	$3,278
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	3,044	3,181
Note payable, 5% interest payable quarterly, matures on or before December 11, 2011	—	1,500
Bridge notes payable, 10% interest, matures on or before June 2014	5,413	3,324
Note payable, 9% interest per annum and matures in February 2016	288	332
Revolving line of credit, 5% interest per annum	380	380
Note payable, 10% interest per annum, matures September 2014	100	100

Total	12,419	12,095

Less current maturities of long term debt	(6,163)	(4,102)

Total long term debt	$6,256	$7,993

The following chart shows scheduled principal payments due on long-term debt as of June 30, 2012 for the next five years and thereafter (in thousands):

June 30,	Payments
2013	$6,163
2014	400
2015	532
2016	458
2017	408
Thereafter	4,458

Total	$12,419

8. Warrants

Outstanding exercisable warrants consisted of the following as of June 30, 2012:

	Remaining	Exercise
Description	Life	Price	Warrants
July 16, 2007 Preferred Stock Series 5-A warrants issued to investor	1 month	$0.45	50,000
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	9 months	0.5	436,250
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	21 months	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	21 months	0.63	150,000

			846,250

A summary of our stock warrant activity and related information at June 30, 2012 and September 30, 2011 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Nine months	Fiscal year	Nine months	Fiscal year
	ended	Ended	ended	ended
	June 30,	September 30,	June 30,	September 30,
	2012	2011	2012	2011
Warrants outstanding at beginning of the period	4,731,513	7,949,013	$0.58	$0.51
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	(3,885,263)	(3,217,500)	$0.60	$0.38

Warrants outstanding at end of the period	846,250	4,731,513	$0.52	$0.58

9. Stock Options

The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	Nine Months Ended	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	June 30,	September 30,	June 30,	September 30,
	2012	2011	2012	2011
Options outstanding at beginning of the period Granted	7,260,000	8,659,082	$0.61	$0.62
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(500,000)	(1,399,082)	0.63	0.62

Options outstanding at end of the period	6,760,000	7,260,000	$0.61	$0.61

Options vested/exercisable at end of the period	5,450,000	4,370,000	$0.61	$0.61

The following summarizes information for stock options outstanding as of June 30, 2012:

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	1.5
$0.63	6,400,000	$0.63	3.1

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

In addition, as part of the 2009 Bridge Notes extensions, in January 2014 the Company issued “penny” warrants to SMP for the purchase of up to 8,500,000 shares of Common Stock at an initial exercise price of $0.01 per share and exercisable for a period of five years from the date of issuance. SMP was one of the original 2009 Bridge Financing lenders. SMP, holds a 10% or greater voting interest and is considered a related party. In March 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000. The $85,000 proceeds were received by the company in Fiscal Year 2013, and were recorded as a liability until such time as the Company was able to accept the warrants.

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

This Form 10-Q report covers the fiscal quarter ended June 30, 2012.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

Net revenue from services was $4.3 million for the three month period ended June 30, 2012, compared to $2.8 million for the three month period ended June 30, 2011, representing an increase of $1.5 million. Revenue from services was $12.1 million for the nine month period ended June 30, 2012, compared to $3.3 million for the nine month period ended June 30, 2011, representing an increase of $8.8 million. The increases for both periods were the result of the new contracts to provide healthcare services management the Company obtained in the Fiscal Quarter ended June 30, 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased by $0.5 million, to $2.6 million in the three month period ended June 30, 2012 compared to $3.1 million in the three month period ended June 30, 2011. The Company incurs certain costs which they pass directly through to their customers under the management agreements in place. For the three month period ended June 30, 2012, these pass through costs represented a higher proportion of overall costs incurred compared to the three month period ended June 30, 2011, resulting in a decrease in selling, general and administrative expense. Selling, general and administrative expenses increased by $2.3 million, to $8.0 million in the nine month period ended June 30, 2012 compared to $5.7 million in the three month period ended June 30, 2011. These increases were the result of the increased costs associated with the new contracts to provide healthcare services management the Company obtained in the Fiscal Quarter ended June 30, 2011. Amortization of stock-based compensation is included in selling, general and administrative expenses for the three and nine month periods ended June 30, 2012 and 2011.

INTEREST EXPENSE

Interest expense increased $161,000 to $359,000 for the three month period ended June 30, 2012 as compared to $198,000 for the three month period ended June 30, 2011. Interest expense increased $449,000, to $854,000 for the nine months ended June 30, 2012 from $405,000 for the nine months ended June 30, 2011. The increases for the three and nine month periods ended June 30, 2012 and 2011 were primarily the result of additional $2,089,000 bridge financing during the nine month period ended June 30, 2012.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT JUNE 30, 2012, COMPARED TO SEPTEMBER 30, 2011:

CASH AND CASH EQUIVALENTS

As of June 30, 2012, cash and cash equivalents totaled $3.6 million, an increase of $2.6 million when compared with the $1.0 million on hand at September 30, 2011. This increase of 258% which was primarily the result of the net $1.8 million in proceeds from notes payable and $0.8 million cash from operations.

ACCOUNTS RECEIVABLES

As of June 30, 2012, accounts receivable, net of allowances for uncollectible accounts totaled $7.0 million, an increase of $3.0 from $4.0 million at September 30, 2011. This increase was primarily due to the increased billings generated from the new contracts to provide healthcare services management the Company obtained in the Fiscal Quarter ended June 30, 2011.

LONG-TERM DEBT

Long-term debt increased $0.3 million from September 30, 2011 to June 30, 2012. This increase reflects $1.8 million of additional borrowing offset by the settlement of litigation in which a portion of our notes receivable was given in payment of the $1.5 million note payable.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through cash flows from operations, , short term bridge financing and the sales of certain of our businesses. We estimate that based on current plans and assumptions, that our available cash and cash flows from operations will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

As of June 30, 2012 we had a working capital of $1.3 million compared with a working capital deficit of $2.3 million at September 30, 2011. This increase in working capital of $3.6 was primarily a result of the $2.6 million increase in cash and the $3.0 million increase in accounts receivable.

As of June 30, 2012 we had a stockholders’ deficit of $10.4 million, as compared to a stockholders’ deficit of $15.9 million as of September 30, 2011. The decrease in stockholders’ deficit arose from operating income for the nine month period ended June 30, 2012.

During the nine month period ended June 30, 2012 there was $0.8 million cash provided by operating activities, compared to $2.7 million cash used by operating activities for the nine month period ended June 30, 2011. This $3.5 million increase in cash provided by operations was primarily the result of the increase in net income.

Net cash provided by investing activities during the nine month period ended June 30, 2012 was $0.0 million, compared to $0.5 million during the nine month period ended June 30, 2011, a decrease of $0.5 million. This decrease in cash from investing activities was primarily the result of cash proceeds from discontinued assets in the nine month period ended June 30, 2011, whereas there was no cash from discontinued operations in the nine month period ended June 30, 2012.

Cash provided by financing activities totaled $1.8 million in the nine month period ended June 30, 2012 and was provided by proceeds from notes payable of $2.1 million, offset by routine payments of $0.3 million. Cash provided by financing activities totaled $0.06 million in the nine month period ended June 30, 2011 and was also provided by an increase in notes payable.

Prior to the current fiscal year, we sustained operating losses since our inception and have an accumulated deficit of approximately $91.3 million as of June 30, 2012, as compared with an accumulated deficit of $96.1 million as of September 30, 2011. These losses have been funded principally through the issuance of preferred and common stock, the issuance of promissory notes and cash generated from operations.

We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources or the mix and relative cost of our capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report an evaluation was carried out by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were materially deficient as of the end of the fiscal quarter ended June 30, 2012.

(b) Changes in Internal Control Over Financial Reporting: There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have a material effect on our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Because we are a “Smaller Reporting Company” we are not required to disclose the information required by this item.

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