Form 10-K
period 2012-09-30
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of common stock of the registrant held by non-affiliates of the registrant on March 31, 2013 was $115,181 computed upon the basis of the closing price on that date.

Number of shares of common stock outstanding as of March 28, 2012	23,909,507

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Securities Exchange Act of 1934, the Registrant is filing this Form 10-K for the Fiscal Period Ended September 30, 2012 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011 and September 30, 2013.

FIRST PHYSICIANS CAPITAL GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

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

This Form 10-K report covers the twelve-month period ended September 30, 2013 and the twelve-month period ended September 30, 2012, with additional information on other fiscal years, as required by SEC rules and regulations.

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

In pursuit of this reorganization, we undertook an initiative to divest ourselves of underperforming facilities and reduce or outsource administrative functions to better align cost structures and business volume. As a result of the initiative, during the Fiscal Year Ended September 30, 2011, we successfully divested ourselves of our majority owned hospitals, and obtained contracts to provide the healthcare management services to two hospital clients.

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

On January 31, 2011, RHA, and our wholly-owned subsidiaries, sold its owned hospital buildings and land in Stroud and Anadarko, Oklahoma to First Physicians Realty Group, LLC LLC, a wholly owned subsidiary of the Company, for $10,324,000. As payment for the purchase, First Physicians Realty Group assumed the existing first mortgage debt of $6,625,000 and executed $3,699,000 of promissory notes payable to RHA.

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

EMPLOYEES

At September 30, 2012, we had approximately 4 employees. As of March 28, 2014, we have two employees at the parent company level including Sean Kirrane, Chief Executive Officer, and an administrative secretary. We consider our relations with employees to be good. None of our employee are represented by a labor union or work under any collective bargaining agreement.

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

Some of the most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state. While the Health Reform Legislation will greatly expand the number of adults who are eligible for Medicaid, it may not impact our business as Medicaid generally does not reimburse for care provided to adults treated in freestanding behavioral health facilities. As the direct impact of the Health Reform Legislation will be felt by our customers, we are unable to predict with any reasonable certainty the likely impact of the Health Reform on our business model, financial condition or result of operations due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, court challenges and possible amendment, repeal or further implementation delays, as well as our inability to foresee how individuals, states and businesses will respond to the choices afforded them by the law.

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

The Fiscal Year Ended September 30, 2012	High	Low
First Quarter	$0.10	$0.01
Second Quarter	0.10	0.01
Third Quarter	0.08	0.01
Fourth Quarter	0.01	0.01

The Fiscal Year Ended September 30, 2011	High	Low
First Quarter	$0.51	$0.20
Second Quarter	0.35	0.10
Third Quarter	0.20	0.02
Fourth Quarter	0.81	0.03

STOCKHOLDERS

As of March 28, 2014, to the best of our knowledge, there were approximately 353 stockholders of record of our Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights at	warrants and rights	column (a)) at
	Sep. 30, 2012	at Sep. 30, 2012	Sep. 30, 2012
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	7,196,250	$0.60	4,726,364

Total	7,196,250	$0.60	4,726,364

(1)	In 2001, at our 2001 Annual Meeting, our stockholders approved two equity compensation plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of Common Stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of Common Stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event will the maximum number of shares of Common Stock which may be issued under the 2001 Plan as incentive stock options exceed 20,000,000. As of September 30, 2012 based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 14,264,477. As of September 30, 2012, we have discontinued offering the ESPP. Since its inception, a total of 22,940 shares of Common Stock have been purchased pursuant to the ESPP.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Because we are a “Smaller Reporting Company,” we are not required to disclosure the information required by this item.

Item 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this Form 10-K.

FORWARD LOOKING STATEMENTS

The information set forth in this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains certain forward-looking statements. Please refer to “FORWARD LOOKING STATEMENTS” at the beginning of this Form 10-K for more information about forward-looking statements.

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

Stock-Based Compensation

The Company accounts for its stock options under the recognition and measurement principals of fair value set forth in FASB ASC Topic 718 Compensation – Stock Compensation. Our stock option plans are described in Note 13 to the financial statements contained in Item 8 of this Form 10-K

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares of Common Stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average shares of Common Stock and potential common shares outstanding during the year. Potential common shares outstanding consist of dilutive shares issuable upon the conversion of our preferred stock to Common Stock as computed using the if-converted method and the exercise of outstanding options and warrants to purchase Common Stock, computed using the treasury stock method.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Carrying value of notes payable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

RESULTS OF OPERATIONS (All amounts in thousands)

	Fiscal	Fiscal
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2012	2011
Net revenue from services	$16,194	$6,714
Cost and expenses:
Selling, general and administrative expenses	10,844	8,795
Depreciation and amortization	22	25

Total costs and expenses	10,866	8,820

Operating income (loss)	5,328	(2,106)
Other income (expense):
Interest income	—	21
Interest expense	(1,126)	(582)
Gain on retirement of note payable	1,447	—

Total other income (expense)	321	(561)
Net income (loss) from operations before taxation	5,649	(2,667)
Income tax expense	(212)	—

Net income (loss) from operations	5,437	(2,667)
Net income from discontinued operations, net of income taxes (including net gain on disposal of assets of $202 and $2,227, respectively. See Note 3. “Discontinued Operations”)	181	2,195

Net income (loss)	$5,618	$(472)

FISCAL YEAR ENDED SEPTEMBER 30, 2012 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2011

Revenue

Net revenue of $16.2 million was generated in the Fiscal Year Ended September 30, 2012 compared with $6.7 million in the Fiscal Year Ended September 30, 2011, an increase of 141%, primarily due to an increased focus on our service revenue model subsequent to the disposition of our hospital and real estate holdings and the corresponding increase in service contracts secured. The provision for doubtful accounts of $5.0 million is netted against revenues for the period ended September 30, 2012. See Note 2 in the footnotes to the financial statements in this Form 10-K.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisted primarily of employee-related costs that are directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rent, amortization of stock based compensation, insurance premiums and costs relating to other outside services.

Selling, general and administrative expenses totaled $10.9 million in the Fiscal Year Ended September 30, 2012 and $8.8 million in the Fiscal Year Ended September 30, 2011, an increase of $2.0 million or 23.3%. This increase was also primarily due to increased focus on our service revenue model subsequent to the disposition of our hospital and real estate holdings and the increase costs related to increased service contracts.

Amortization of Stock-Based Compensation

Amortization of stock-based compensation consists of the expense incurred as the grant of options and warrants to purchase common stock vest over the term of the grant agreements. Since 2006, we have granted to officers, employees and members of our Advisory Board options to purchase our common stock.

No options were granted during the Fiscal Year Ended September 30, 2012 and 2011. Amortization of stock-based compensation expense decreased in Fiscal Year Ended September 30, 2012 to $766,000 compared to $1,003,000 during the Fiscal Year ended September 30, 2011. Amortization expense is included in selling, general and administrative expenses for presentation in the financial statements in this Form 10-K.

See Note 13 in the accompanying notes to the financial statements in this Form 10-K, “Stock Options” for a discussion of our stock option plans and stock-based compensation.

Operating Income (Loss)

We had operating income in the Fiscal Year Ended September 30, 2012 of $5.3 million compared to an operating loss of $2.1 million in the Fiscal Year Ended September 30, 2011, or an increase of 353%. This increase was primarily the result of the new contracts to provide healthcare services management the Company obtained in 2011.

Other Income (Expense)

In Fiscal Year Ended September 30, 2012 we realized a net gain on the retirement of a note payable of $1.4 million (See Note 11 in the footnotes to financial statements in this Form 10-K). We had no gain or loss from the sale of assets in the Fiscal Year Ended September 30, 2011 recognized in continuing operations.

Interest Expense

We recorded interest expense of $1.1 million in the Fiscal Year Ended September 30, 2012 and $0.6 million in the Fiscal Year Ended September 30, 2011, reflecting an increase of $0.5 million or 93%. This increase was due primarily due to the $2.1 million increase in Bridge Note financing, which carried a higher rate of interest.

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

Our cash and cash equivalents totaled $1.4 million as of September 30, 2012, compared with $1.0 million as of September 30, 2011, an increase of 39%, primarily attributable to net proceeds from long term financing of $0.6 million offset by $0.2 million cash used by operating activities.

At September 30, 2012, we had working capital of $2.2 million as compared to a working capital deficit of $2.3 million at September 30, 2011, an increase in working capital of $4.4 million. The increase was due primarily to a $5.5 million increase in accounts receivable offset by a $0.5 million increase in accrued expenses.

At September 30, 2012, we had a stockholders’ deficit of $9.5 million, compared to a stockholders’ deficit of $15.9 million at September 30, 2011, a decrease in the deficit of $6.4 million or 40%, primarily attributable to net income of $5.6 million for the Year Ended September 30, 2012 and the recognition of stock-based compensation of $0.8 million.

We have long-term liabilities of $21.9 million as of September 30, 2012, compared to $26.0 million as of September 30, 2011, a decrease of $4.2 million or 16%, primarily due to $2.4 million decrease in deferred gains on the sale of assets.

Net cash used in operating activities totaled $0.2 million in the Fiscal Year Ended September 30, 2012, compared with $1.9 million cash used in operating activities in the Fiscal Year Ended September 30, 2011. The $1.1 million decrease in cash used in operations during the Fiscal Year Ended September 30, 2012 compared to 2011 was primarily the result of the $6.1 million increase in net income offset by an increase in accounts receivable as of September 30, 2012.

Net cash provided by investing activities in the Fiscal Year Ended September 30, 2012 was $0.0 million, compared to $1.3 million cash provided by investing activities during the Fiscal Year Ended September 30, 2011, a decrease of $1.3 million. Cash from investing activities was provided by discontinued operations during the Fiscal Year Ended September 30, 2011, whereas there was no investing activity during the Fiscal Year Ended September 30, 2012, accounting for the decrease.

Net cash provided by financing activities was $0.6 million in the Fiscal Year Ended September 30, 2012, compared with $1.1 million in the Fiscal Year Ended September 30, 2011, a decrease of $0.5 million, which decrease was primarily due to increased payments of debt in the Fiscal Year Ended September 30, 2012 of $1.5 million compared to payments of debt of $0.4 million in the Fiscal Year Ended September 30, 2011.

At September 30, 2012, we had total liabilities of $30.8 million, total assets of $33.7 million, current liabilities of $8.9 million and current assets of $11.1 million.

FUNDING

We have an accumulated deficit of approximately $90.5 million as of September 30, 2012, which has been funded primarily through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

First Physicians Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of First Physicians Capital Group, Inc. (the “Company”), as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP
Dallas, Texas
April 4, 2014

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,389	$1,001
Accounts receivable, net of allowance for uncollectible accounts	9,604	4,055
Prepaid expenses	51	60
Other current assets	7	37
Assets of discontinued operations	8	12

Total current assets	11,059	5,165
Property and equipment, net	11	33
Notes receivable	22,343	24,493
Other assets	268	293
Non-current assets of discontinued operations	—	41

Total assets	$33,681	$30,025

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$884	$1,031
Accrued expenses	2,176	1,720
Income taxes payable	212	—
Current maturities of long term debt	5,041	4,102
Liabilities of discontinued operations	572	576

Total current liabilities	8,885	7,429
Long term debt, net of current portion	6,161	7,993
Deferred gain	15,698	18,050

Total liabilities	30,744	33,472

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of September 30, 2012 and 2011)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as September 30, 2012 and 2011)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of September 30, 2012 and 2011)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of September 30, 2012 and 2011)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of September 30, 2012 and 2011)	153	153
Additional paid-in-capital	81,004	80,238
Accumulated deficit	(90,520)	(96,138)
Treasury stock, at cost (149,744 shares as of September 30, 2012 and 2011)	(104)	(104)

Total stockholders’ deficit	(9,467)	(15,851)

Total liabilities, preferred stock and stockholders’ deficit	$33,681	$30,025

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal	Fiscal
	Year	Year
	Ended	Ended
	September 30,	September 30,
	2012	2011
Net revenue from services	$16,194	$6,714
Cost and expenses:
Selling, general and administrative expenses	10,844	8,795
Depreciation and amortization	22	25

Total costs and expenses	10,866	8,820

Operating income (loss)	5,328	(2,106)
Other income (expense):
Interest income	—	21
Interest expense	(1,126)	(582)
Gain on retirement of note payable	1,447	—

Total other income (expense)	321	(561)
Net income (loss) from operations before taxation	5,649	(2,667)
Income tax expense	(212)	—

Net income (loss) from operations	5,437	(2,667)
Net income from discontinued operations, net of income taxes (including net gain on disposal of assets of $202 and $2,227, respectively. See Note 3. “Discontinued Operations”)	181	2,195

Net income (loss)	$5,618	$(472)

Basic earnings (loss) per share of common stock
Continuing operations	$0.36	$(0.18)
Discontinued operations	0.01	0.15

Total basic earnings (loss) per share of common stock	$0.37	$(0.03)

Diluted earnings (loss) per share of common stock
Continuing operations	$0.09	$(0.18)
Discontinued operations	0.00	0.15

Total diluted earnings (loss) per share of common stock	$0.09	$(0.03)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except for shares data)

			Additional			Total
	Common Shares		Paid-in	Accumulated	Treasury	Stockholders’
	Stock	Amount	Capital	Deficit	Stock	Deficit
Balance at Sept. 30, 2010	15,049,507	$153	$79,235	$(95,666)	$(104)	$(16,382)
Net Loss				(472)		(472)
Stock based Compensation			1,003			1,003

Balance at Sept. 30, 2011	15,049,507	$153	$80,238	$(96,138)	$(104)	$(15,851)

Net Income				5,618		5,618
Stock based Compensation			766			766

Balance at Sept. 30, 2012	15,049,507	$153	$81,004	$(90,520)	$(104)	$(9,467)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal	Fiscal
	Year Ended	Year Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,618	$(472)
Net income from discontinued operations	181	2,195

Net income (loss) from continuing operations	5,437	(2,667)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on retirement of notes payable	(1,447)	—
Depreciation and amortization	22	25
Bad debt provision	5,066	3,916
Amortization of stock-based compensation	766	1,003
Debt issued for consulting expense	—	100
Changes in working capital components:
Accounts receivable	(10,615)	(7,933)
Prepaid expenses	9	(13)
Other assets	55	188
Accounts payable	(147)	613
Accrued expenses	403	570
Income taxes payable	212	—

Net cash used in operating activities	(239)	(4,198)
Net cash provided by discontinued operations’ operating activities	20	2,317

Net cash used in operating activities	(219)	(1,881)
Cash flows from investing activities:
Net cash provided by discontinued operations’ investing activities	—	1,265

Net cash provided by investing activities	—	1,265
Cash flows from financing activities:
Proceeds from convertible debt	2,089	1,224
Payments on convertible debt	(750)	(100)
Proceeds from notes payable	—	730
Payments on long term debt	(732)	(272)

Net cash provided by financing activities	607	1,582
Net cash used in discontinued operations’ financing activities	—	(500)

Net cash provided by financing activities	607	1,082

Net increase in cash and cash equivalents	388	466
Cash and cash equivalents at beginning of year	1,001	535

Cash and cash equivalents at end of year	$1,389	$1,001

Supplemental cash flow information:
Cash paid for interest	$855	$678
Cash paid for taxes	$—	$—
Non-cash transactions:
Notes receivable from sale of assets	$—	$14,150
Notes receivable from sale leaseback	$—	$10,343
Assumption of mortgage on sale leaseback	$—	$6,625
Assumption of capitalized loan cost on sale leaseback	$—	$282
Note receivable given as consideration for payment of note payable	$2,150	$—
Notes payable extinguished through assignment of notes receivable	$1,500	$—

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

Simultaneously with the sale of the land and buildings, RHA and its wholly-owned subsidiaries executed a twenty (20) year lease for the hospital facilities. The leases have been accounted by First Physicians Realty Group as direct financing leases and reflected as notes receivable in the accompanying Consolidated Balance Sheet subsequent to the April 1, 2011 sale of the owned hospitals. To date, no payments have been received on these notes, and no interest income has been recorded. The note receivables are collateralized by the hospital real estate. Upon completion of the transaction a deferred gain of $4.0 million was recorded and is being amortized on a straight-line basis over the 20 year lease term. The Company recognized $0.2 million and $0.1 million of amortization respectively, during the Fiscal Years Ended September 30, 2012 and 2011, which is included in net income from discontinued operations on the accompanying Consolidated Statements of Operations.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Cash and Cash Equivalents

Cash consists of cash on hand and amounts deposited with high quality financial institutions. Amounts on deposit at times exceeds the insurance limits. Cash equivalents are highly liquid instruments including cash in money market current accounts that are interest-bearing, capital guaranteed and without any withdrawal restrictions. As of September 30, 2012, cash deposits exceeded the federally insured limit of $250,000 by $1,139,000.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following table shows gross revenues and allowances for the twelve months ended September 30, 2012 and 2011 (in thousands):

	Fiscal year ended
	September 30, 2012	September 30, 2011
Revenue from services	$21,260	$10,630
Allowances	(5,066)	(3,916)

Net Revenue	$16,194	$6,714

Allowances percentage	24%	37%

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

The Company’s income tax returns are subject to examination by taxing authorities for a period of three years from the date they are filed. As of September 30, 2012, the following tax years are subject to examination:

Jurisdiction	Open Years for Filed Returns	Return Filed in 2012
Federal	Fiscal years 2008 - 2010	—
California	Fiscal years 2008 - 2010	—

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

Concentration of Credit Risk and Sales

Our operations are concentrated in one area—rural critical access hospital management. For the Fiscal Years Ended September 30, 2012 and 2011 100% of our revenue was derived from operations in the state of Oklahoma. For the Fiscal Years Ended September 30, 2012 and 2011, 99% and 89% of our revenue, respectively, was derived from our management services and staff leasing contracts with one customer. At September 30, 2012 and 2011, 100% and 98% of our accounts receivable, respectively, was derived from our management services and staff leasing contracts with one customer.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Carrying value of notes payable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

3. Discontinued Operations

On January 10, 2011, RHA Tishomingo, LLC, an indirect subsidiary of ours, entered into an Asset Purchase Agreement to sell the hospital operations of Johnson Memorial Hospital in Tishomingo, Oklahoma to Mercy Tishomingo Hospital Corporation. Also on January 10, 2011, we entered into an Agreement for Purchase and Sale of Real Property to sell the real estate and equipment of Johnson Memorial Hospital to RSE Enterprises, Inc., (together with the sale to Mercy Tishomingo Hospital Corporation, the “Tishomingo Transaction”) (See Note 1 in this Form 10-K).

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

As of September 30, 2012 and 2011, the operating assets of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, SPA, Del Mar, and Point Loma, have been recorded as assets from discontinued operations and the liabilities as liabilities of discontinued operations. We have reclassified to discontinued operations, for all periods presented, the results of operations of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, SPA, Del Mar, and Point Loma.

The results of discontinued operations for the twelve months ended September 30, 2012 and 2011 are as follows (in thousands):

	Twelve months ended
	September 30, 2012	September 30, 2011
Revenue from services	$11	$17,506
Costs and expenses:
Selling, general and administrative expenses	32	15,790
Depreciation and amortization	—	854

Total costs and expenses	32	16,644
Operating income	(21)	862
Other income (expense)
Other	—	10
Interest expense	—	(610)
Non-controlling interests	—	(294)

Loss before income taxes	(21)	(32)
Taxation	—	—

Total discontinued operations	$(21)	$(32)

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

A summary of the assets and liabilities from discontinued operations as of September 30, 2012 and 2011 is as follows (in thousands):

	September 30, 2012	September 30, 2011
Assets
Cash and cash equivalents	$—	$5
Other current assets	8	7

Total current assets	3	12
Property and equipment, net	—	41

Total non-current assets	—	41

Total assets	8	53

Liabilities
Accounts payable	297	290
Accrued expenses	275	276
Current maturities of long term debt	—	10

Total current liabilities	572	576

Total liabilities	$572	$576

4. Earnings/(Loss) Per Share

The amounts in the table below are in thousands except for per share amounts.

	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2011
Numerator for basic and diluted earnings (loss) per share:
Net income (loss) attributable to continuing operations	$5,437	$(2,667)
Net income attributable to discontinued operations	181	2,195
Denominator for basic earnings (loss) per share — weighted average shares	15,049,507	15,049,507
Numerator for diluted earnings (loss) per share:
Net income (loss) attributable to continuing operations	5,572	(2,667)
Net income attributable to discontinued operations	181	2,195
Denominator for diluted earnings (loss) per share — weighted average shares	61,644,872	15,049,507
Basic earnings (loss) per share of common stock:
Continuing operations	$0.36	$(0.18)
Discontinued operations	0.01	0.15

Total basic earnings (loss) per share of common stock	$0.37	$(0.03)

Diluted earnings (loss) per share of common stock:
Continuing operations	$0.09	$(0.18)
Discontinued operations	0.00	0.15

Total diluted earnings (loss) per share of common stock	$0.09	$(0.03)

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

For the Fiscal Years Ended September 30, 2012 and 2011, stock options outstanding to purchase 6,760,000 and 7,260,000 common shares, respectively, and warrants outstanding to purchase 796,250 and 4,731,513 common shares, respectively, had strike prices above market value and are considered “out-of-the-money,” and were therefore excluded from the computation of diluted net income (loss) per share.

For the Fiscal Year Ended September 30, 2012, the following potential common shares outstanding are included in the computation of diluted net income per share: 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares, 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares, and $1,350,000 of 2009 Bridge Financing convertible into 2,160,000 common shares. For the Fiscal Year Ended September 31, 2012, interest expense of $135,000 related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share. For the Fiscal Year Ended September 30, 2011, these potential common shares outstanding were excluded from the computation of diluted net loss per share as their effect is anti-dilutive.

5. Accounts receivable

Accounts receivable consisted of the following (in thousands):

	September 30,	September 30,
	2012	2011
Gross accounts receivable	$18,908	$8,432
Reserves for bad debt	(9,304)	(4,338)
Reserves for contractual allowances	—	(39)

Accounts receivable, net	$9,604	$4,055

6. Other current assets

Other current assets consisted of the following (in thousands):

	September 30,	September 30,
	2012	2011
Other current assets:
Deposits	$—	7
Other receivables	7	30

Total other assets	$7	$37

7. Property and equipment

Property and equipment consisted of the following (in thousands):

	September 30,	September 30,
	2012	2011
Property and equipment:
Furniture, fixtures and computer hardware	$130	$130
Accumulated depreciation	(119)	(97)

Property and equipment, net	$11	$33

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

The Bridge Lenders initially agreed to extensions as follows: the maturity date of the promissory note held by SMP, in the principal amount of $500,000, is extended to August 6, 2011; the maturity date of the promissory note held by Ciabattoni, in the principal amount of $1,000,000, is extended to February 6, 2013. Effective February 1, 2010, the interest rate was changed from 16% to 10% per annum for the Bridge Notes. As further discussed in Note 17 to the financial statements in this Form 10-K, “Subsequent Events”, each 2009 Bridge Lender agreed to extend the maturity date(s) of their respective Bridge Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014.

The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Notes. As of September 30, 2012, none of the Bridge Lenders has effected such a conversion.

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

Each Second Bridge Note originally became due and payable on December 3, 2009, unless the maturity date is extended pursuant to the terms of an extension option. The Second Bridge Notes included a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. As of September 30, 2012, none of the Second Bridge Lenders has effected such a conversion.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

The fair value of the warrants issued in conjunction with the convertible notes issued under the Bridge Financing amounted to $932,000, and the fair value of the warrants issued in conjunction with the extension of the Bridge Notes, the Second Bridge Notes, the Darras Note, the SFV Note and the Katz Note amounted to $291,000. The beneficial conversion feature associated with the convertible notes issued in conjunction with the Bridge Financing totaled $253,000. Both the fair value of the warrants issued under the Bridge Financing and the subsequent extension of the Bridge Notes, the Second Bridge Notes the Darras Note, the SFV Note and the Katz Note, as well as the beneficial conversion feature, were amortized over the term of the loans.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

During the Fiscal Year Ended September 30, 2012, $750,000 of the Bridge Financing was repaid. Of the $750,000 paid, $75,000 and $175,000 was paid to SMP Investments I, LLC, and Anthony J. Ciabattoni respectively, both of which are considered related party transactions. As of September 30, 2012, $1,350,000 of the 2009 Bridge Financing remains outstanding.

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

9. Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2012	September 30, 2011
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$3,170	$3,278
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	2,997	3,181
Note payable, 5% interest payable quarterly, matured on or before December 11, 2011	—	1,500
Bridge notes payable, 10% interest, matures on or before June, 2014	4,663	3,324
Note payable, 9% interest per annum and matures in February 2016	273	332
Revolving line of credit, 5% interest per annum	—	380
Note payable, 10% interest per annum and matures in September 2014	100	100

Total	11,202	12,095

Less current maturities of long term debt	(5,041)	(4,102)

Total long term debt	$6,161	$7,993

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

The following chart shows scheduled principal payments due as of September 30, 2012 on long-term debt for the next five years and thereafter (in thousands):

Fiscal Year Ended September 30,	Payments
FY 2013	$5,041
FY 2014	408
FY 2015	441
FY 2016	444
FY 2017	415
Thereafter	4,453

Total	$11,202

10. Warrants

Outstanding exercisable warrants consisted of the following as of September 30, 2012:

	Remaining	Exercise
Description	Life	Price	Warrants
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	6 months	$0.50	436,250
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	18 months	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	18 months	0.63	150,000

			796,250

A summary of our stock warrant activity and related information at September 30, 2012 and 2011 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Fiscal year	Fiscal year	Fiscal year	Fiscal year
	Ended	Ended	Ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Warrants outstanding at beginning of the period	4,731,513	7,949,013	$0.58	$0.51
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	(3,935,263)	(3,217,500)	$0.60	$0.38

Warrants outstanding at end of the period	796,250	4,731,513	$0.52	$0.58

11. Commitments and Contingencies

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

In August 2011, the holder of the $1.5 million note payable (see Note 9 in footnotes to the financial statements in this Form 10-K) and 4.25 million of the Company’s outstanding common stock, filed a law suit for performance and repayment of the loan. In December 2011, in full settlement of the lawsuit and satisfaction of the $1.5 million note payable, the lender accepted assignment and receipt of the $2.15 million notes receivable the Company had received in July 2011 as consideration for the sale of the SPMC medical records, and cash totaling $91,000. Additionally, as part of the settlement, the lender agreed to transfer the 4.25 million shares of common stock back to the Company.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

We lease office space under non-cancelable operating leases that expire at various dates through 2030. We also lease certain equipment under capital leases. Rent expense was $96,161 in the Fiscal Year Ended September 30, 2012 and $1.1 million in the Fiscal Year Ended September 30, 2011.

Future minimum lease obligations at September 30, 2012 for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows (in thousands):

Operating
Year Ending September 30,	Leases
2013	$55
2014	55
2015	56
2016	58
2017	60
2018 and thereafter	20

$304

12. Preferred Stock

Non-Redeemable Preferred Stock and Redeemable Preferred Stock

Effective February 24, 2000, we authorized 5,000,000 shares of preferred stock. The preferred stock is divided into several series. The Series 1-A Convertible Preferred Stock consists of 2,802,000 shares, the Series 2-A Convertible Preferred Stock consists of 1,672,328 shares, the Series 3-A Convertible Preferred Stock consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, the 5-A Preferred consists of 9,000 shares and the 6-A Preferred consists of 5,000 shares. Following completion of the sale of our BPO operations in Asia, no Series 3-A Preferred Stock or Series 4-A Preferred Stock remained outstanding and no shares of Series 3-A Preferred Stock or Series 4-A Preferred Stock were subsequently issued. During the Fiscal Year Ended September 30, 2008, we began issuing preferred stock designated as 6-A Preferred. Series 1-A Convertible Preferred Stock, Series 2-A Convertible Preferred Stock, 5-A Preferred and Series 6-A Preferred Stock outstanding as of end of the Fiscal Year Ended September 30, 2012 and the Fiscal Year Ended September 30, 2011 is described below.

Series 1-A Convertible Preferred Stock

As of the end of the Fiscal Years Ended September 30, 2012 and 2011, we had 67,600 shares of Series 1-A Convertible Preferred Stock, convertible into 33,493 common shares with an aggregate liquidation value of $167,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Convertible Preferred Stock and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Convertible Preferred Stock, shall be automatically converted into shares of Common Stock at the then-effective conversion price, immediately upon closing of a public offering of our Common Stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Convertible Preferred Stock. The holder of each share of Series 1-A Convertible Preferred Stock has the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the Series 1-A Convertible Preferred Stock. Holders of the Series 1-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by our Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 1-A Convertible Preferred Stock, these shares are subject to stated Series 1-A Convertible Preferred Stock conversion price adjustments. There are currently three holders of Series 1-A Convertible Preferred Stock.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Series 2-A Convertible Preferred Stock

As of the end of the Fiscal Years Ended September 30, 2012 and 2011, we had 3,900 shares of Series 2-A Convertible Preferred Stock outstanding with an aggregate liquidation value of $24,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Convertible Preferred Stock and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Convertible Preferred Stock, shall be automatically converted into shares of Common Stock at the then-effective conversion price, immediately upon closing of a public offering of our Common Stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Convertible Preferred Stock. The holder of each share of Series 2-A Convertible Preferred Stock has the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the Series 2-A Convertible Preferred Stock. Holders of the Series 2-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by our Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 2-A Convertible Preferred Stock, these shares are subject to stated Series 2-A Convertible Preferred Stock conversion price adjustments. There is currently one holder of Series 2-A Convertible Preferred Stock.

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

Shares of 5-A Preferred Stock are subject to redemption at our option or if required by a majority of the outstanding 5-A Preferred shares after certain events have occurred (“Triggering Events”). Triggering Events include our failure to honor a properly tendered request for conversion and if our Common Stock is not eligible for quotation on certain public stock exchanges including the OTC Bulletin Board and the Nasdaq Small Cap Market. During the Fiscal Year ended September 30, 2011, our Common Stock became ineligible for quotation on any public stock exchange, resulting in the occurrence of a Triggering Event. As of September 30, 2012 and 2011 neither we nor a majority of the outstanding 5-A Preferred shares had required redemption.

As of September 30, 2012 and 2011, there were 9,000 shares of 5-A Preferred outstanding, convertible into 28,800,000 common shares with an aggregate liquidation value of $9.01 million respectively and an aggregate redemption value of $9.4 million. There are currently 64 holders of 5-A Preferred.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Series 6-A Convertible Preferred Stock

On March 31, 2008, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement (the “6-A Purchase Agreement”), pursuant to which we issued and sold 3,585 shares of newly created class of convertible preferred stock, known as the 6-A Preferred and warrants to purchase an aggregate of 2,151,000 shares of Common Stock to a group of investors. Net proceeds from the issuance totaled $3.3 million. As of September 30, 2012, all of the warrants from the March 31, 2008 issuance have expired.

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

Shares of 6-A Preferred Stock are subject to redemption at our option or if required by a majority of the outstanding 6-A Preferred shares after certain events have occurred (“Triggering Events”). Triggering Events include our failure to honor a properly tendered request for conversion and if our Common Stock is not eligible for quotation on certain public stock exchanges including the OTC Bulletin Board and the Nasdaq Small Cap Market. During the Fiscal Year ended September 30, 2011, our Common Stock became ineligible for quotation on any public stock exchange, resulting in the occurrence of a Triggering Event. As of September 30, 2012 neither we nor a majority of the outstanding 6-A Preferred shares had required redemption.

As of September 30, 2012 and 2011, there were 4,875 shares of 6-A Preferred outstanding, convertible into 15,600,000 common shares with an aggregate liquidation value of $4.9 million and an aggregate redemption value of $5.3 million. There are currently 41 holders of 6-A Preferred.

Related Party Interests in Preferred Stock

Our executive officers and affiliates held no shares of either Series 1-A Convertible Preferred Stock or Series 2-A Convertible Preferred Stock as of September 30, 2012 and 2011. They held 2,373 shares of 5-A Preferred and 1,643 shares of 6-A Preferred as of September 30, 2012 and 2011.

13. Stock Options

Stock-Based Compensation

There were no options to purchase shares of our Common Stock granted in the Fiscal Years Ended September 30, 2012 and 2011.

Stock Option Plans

In 2001, at our 2001 Annual Meeting, our stockholders approved two equity compensation plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of Common Stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of Common Stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event will the maximum number of shares of Common Stock which may be issued under the 2001 Plan as incentive stock options exceed 20,000,000. As of September 30, 2012

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 14,264,477. As of September 30, 2012, we have discontinued offering the ESPP. Since its inception, a total of 22,940 shares of Common Stock have been purchased pursuant to the ESPP. We granted options to purchase 650,000 shares of our common stock during the Fiscal Years ended September 30, 2010. No options were granted during the Fiscal Year Ended September 30, 2012, accordingly, amortization of stock-based compensation expense remained consistent in Fiscal Year Ended September 30, 2012 at $765,828 compared to $1,003,000 during the Fiscal Year ended September 30, 2011.

The following summarizes activities under the stock option plans:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	Fiscal	Fiscal	Fiscal	Fiscal
	Year	Year	Year	Year
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Options outstanding at beginning of the period	7,260,000	8,659,082	$0.61	$0.62
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(500,000)	(1,399,082)	0.61	0.62

Options outstanding at end of the period	6,760,000	7,260,000	$0.61	$0.61

Options vested/exercisable at end of the period	5,450,000	4,370,000	$0.61	$0.61

The following summarizes information for stock options outstanding as of September 30, 2012:

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	1.25
$0.63	6,400,000	$0.63	2.80

As of September 30, 2012, there was $663,234 in unrecognized compensation cost related to outstanding options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average of 9 months. As the options forfeited during the Fiscal Year Ended September 30, 2012 and all options outstanding as of September 30, 2012 had strike prices above the market value the shares are considered “out-of-the-money,” they have no intrinsic value.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

14. 401(k) Plan

We sponsor a 401(k) employee savings plan (“401(k) Plan”) under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations.

15. Income Taxes

Rate reconciliation:

	September 30,	September 30,
	2012	2011
Statutory federal income tax rate	$1,910,377	$(160,600)
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	261,228	141,777
Permanent differences	260,382	343,605
Change in valuation allowance	(2,292,014)	(1,350,009)
Other	72,107	1,025,227

Income tax provision	$212,080	$—

The deferred tax assets and liabilities were comprised of the following (in thousands):

	September 30,	September 30,
	2011	2011
Deferred tax assets:
— Net operating loss carry forward	$13,646	$17,748
— Accounts receivable reserves	3,808	2,145
— Deferred gain	1,404	1,480
— AMT carry forward	221	9

Gross deferred tax assets	19,079	21,382
Deferred tax liabilities:
— Fixed assets	$—	$(11)
Net deferred tax assets	$19,079	$21,371
Valuation allowance	19,079	21,371

	$—	$—

The valuation allowance at September 30, 2012 principally applies to federal tax loss carry-forwards that, in the opinion of the management, are more likely than not to expire before we can use them.

As of September 30, 2012, we had net operating loss carry-forwards of approximately $36.0 million, available to offset future regular, alternative minimum and foreign taxable income, if any. Change of ownership of more than 50% occurred on June 22, 2001 and according to applicable U.S. tax laws, losses that occurred before that date are limited to $0.3 million per year for up to 20 years, totaling approximately $6.5 million. The loss carryovers will expire between 2012 and 2030. Changes in our ownership may lead to further restrictions in respect of the availability and use of these tax losses.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements. Additionally, there were no tax penalties or interest recorded in the Fiscal Years Ended September 30, 2012 and 2011.

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

During the Fiscal Year Ended September 30, 2012, we entered into 2012 Bridge Financing in the aggregate principal amount of $1,279,000 (see Note 8 in the Notes to the financial statements in this Form 10-K) . The three lenders, SMP Investments I, LLC, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests and are considered related parties.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

Series 7-A Convertible Preferred Stock

On December 5, 2013, the Company filed a Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock authorizing the issuance of up to 7,000 Series 7-A Convertible Preferred Stock (see Exhibit 3.15). As part of the consideration for entering into the 2011 Bridge Financing, all of the 2011 Bridge Lenders were granted the option to convert their current holdings if any, of Series 5-A Preferred Convertible Stock, 6-A Preferred Convertible Stock and Common Stock (collectively the “Exchanged Securities”), into Series 7-A Convertible Preferred Stock. Upon election to convert, each lender would receive the number of Series 7-A Convertible Preferred Stock equal to the initial consideration paid for their Exchanged Securities divided by $1,000. In connection with the conversion, each 2011 Bridge Lender shall receive warrants to purchase a number of shares of Common Stock of the Company in an amount equal to 1,120 multiplied by the aggregate number of shares of Series 7-A Preferred issued. Such issued warrants shall have an exercise price of $0.3125, and shall expire five years from date of issuance. The Company has received notification from all the 2011 Bridge Lenders of their intent to convert, as appropriate, their holdings of Exchanged Securities to Series 7-A Convertible Preferred Stock, which will result in the issuance of an aggregate of 5,998 Series 7-A Preferred Stock and warrants to purchase 6,717,760 shares of Common Stock. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and will be considered related parties to this transaction.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2012. Based on such evaluation, our Chief Executive Officer and Principal Accounting Officer that, as of September 30, 2012, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to our management, including our principal executive and financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

David Hirschhorn. Since September 2005, Mr. Hirschhorn served as our Chairman and CEO. Effective November 18, 2013, 2013, Mr. Hirschorn resigned as Chairman and CEO of the Company. Previously, Mr. Hirschhorn served on our Board of Directors and as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 through September 2007, when he was appointed as sole Chairman and Chief Executive Officer. Prior to that, Mr. Hirschhorn co-managed a private equity firm from July 2001 through July 2005. During his career, he has been CEO and chairman of a number of turnarounds and start-ups. He was a managing director at Cruttenden Roth (now Roth Capital Partners) from May 1994 to March 1997. Mr. Hirschhorn also worked for The Nikko Securities Co. International, Inc. as an investment banker in their New York office from 1991 to 1994, where as part of a team he built a new department that provided financial advice and raised capital for domestic and international clients. He began his career as a consultant for KPMG Peat Marwick and later worked as a senior consultant for Deloitte & Touche from 1997 to 2000. Mr. Hirschhorn earned a BA from the University of Michigan in Political Science. See Subsequent Events Note 17 in this Form 10-K for details regarding his resignation.

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

Board Meetings and Committees

The Board of Directors did not meet in person during the fiscal year ended September 30, 2012. It did however take action by unanimous written consent four (4) occasions. During the Fiscal Year Ended September 30, 2010, our board decided to transition to monthly and twice-monthly board and committee calls given the volume of transactions, financings and operationally changes being undertaken and contemplated by the company. This approach proved more efficient and obtained more input and leverage from the board and timelier dialog given the sheer volume of project and negotiations in process simultaneously.

The Audit Committee, which held one meeting during the fiscal year ended September 30, 2012, assists in the Board of Directors’ oversight of our financial statements and compliance with legal and regulatory requirements and the qualifications and performance of our independent auditor. The Audit Committee currently has two members: Mr. Houlihan and Mr. Sells. Each of Mr. Houlihan and Mr. Sells is an independent director in accordance with the NASDAQ listing standards. None of Mr. Houlihan and Mr. Sells is considered an “audit committee financial expert,” as that term is currently defined under the applicable rules and regulations of the SEC. The Audit Committee does not have an “audit committee financial expert” because it has not been able to identify a qualified candidate.

The Compensation Committee, held one meeting during the fiscal year ended September 30, 2012, is comprised of Dr. Schwartz, Mr. Houlihan and Mr. Sells. The primary purpose of the Compensation Committee is to determine, or recommend to the Board of Directors for its determination, the compensation of our Chief Executive Officer and our other executive officers to ensure that our executive officers are fairly compensated based upon their performance and contribution to us. In addition, the Compensation Committee will produce an annual report on executive compensation for inclusion in our annual proxy statement filed with the SEC, in accordance with applicable rules and regulations.

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

Compensation of Directors

Mr. Hirschhorn was the only director also serving as a full-time employee of ours as of September 30, 2012. He received no additional compensation for serving as a director. With respect to non-employee, independent directors, our philosophy is to provide competitive compensation necessary to attract and retain qualified non-employee, independent directors.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the Fiscal Year Ended September 30, 2012, and any written representations from reporting persons that no Form 5 is required, there were no untimely reports required by Section 16(a) of the Exchange Act during the Fiscal Year Ended September 30, 2012.

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

THE FISCAL YEARS ENDED SEPTEMBER 30, 2012 AND 2011 SUMMARY EXECUTIVE COMPENSATION TABLE

The following table sets forth information concerning total compensation paid or earned during the Fiscal Years Ended September 30, 2012, and 2011 for the persons who served during the Fiscal Years Ended September 30, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Total ($)
David Hirschhorn
Chief Executive Officer	September 30, 2011	$605,000	$605,000
(formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	September 30, 2012	$635,000	$635,000
Thomas Rice	September 30, 2010	$220,000	$220,000
President/Chief Operating Officer, RHA	September 30, 2011	$220,000	$220,000
Sean Kirrane
Chief Executive Officer and Chief Financial Officer (2)	September 30, 2011	$165,000	$165,000
	September 30, 2012	$165,000	$165,000

(1)	Mr. Hirschhorn voluntarily agreed to assist with our liquidity needs by deferring payment of $100,000 of his salary, which was earned, from August 1, 2010 through September 30, 2010.

Note: Mr. Hirschorn resigned as Chairman and CEO of the Company November 18, 2013. See Subsequent Events Note 17 for details regarding his resignation and the payout of his accrued compensation

(2)	During 2011 and 2012, Mr. Kirrane served as VP Finance, and Principal Accounting Officer. In June, 2013, Mr. Kirrane was appointed Chief Financial Officer. In November 2013, Mr. Kirrane was appointed Chief Executive Officer.

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

THE FISCAL YEAR ENDED SEPTEMBER 30, 2012 — OUTSTANDING EQUITY AWARDS

The following table summarizes information with respect to our outstanding equity awards held by executive officers at September 30, 2012.

	Number of Securities	Number of Securities	Equity Incentive Plan Awards: Number of Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option
	Options	Options	Unearned	Exercise	Option
	(#)	(3)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date
David Hirschhorn
Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	3,750,000	2,500,000	—	$0.63	7/1/2015
Sean Kirrane,
VP of Finance & Chief Accounting Officer	93,750	56,250	—	$0.63	6/14/2017

(1)	On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our Common Stock pursuant to the 2001 Plan to David Hirschhorn. These options are exercisable for a period of seven years at an exercise price of $0.625 per share. See Note 17. “Subsequent Events” in the accompanying notes to the financial statements in this Form 10-K, regarding Mr. Hirschorn’s departure from the Company on November 18, 2013.
(2)	On June 14, 2010, our Compensation Committee approved the issuance of options to purchase 150,000 shares of our Common Stock pursuant to the 2001 Plan to Sean Kirrane. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2012 — POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

The following tables show the estimated amount of potential payments, as well as estimated value of continuing benefits, assuming the executive officer’s employment terminated effective September 30, 2012, and based on compensation and benefit levels in effect on September 30, 2012. Due to the numerous factors involved in estimating these amounts, the actual benefits and amounts payable can only be determined at the time of an executive officer’s termination.

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

SEAN KIRRANE, VP of FINANCE AND PRINCPAL ACCOUNTING OFFICER

Benefits/Payments Upon Termination	Voluntary Termination (including Retirement)	Involuntary Not For Cause Termination	For Cause Termination	Involuntary Termination Without Cause or Termination for Good Reason
Salary (1)	$37,500	$37,500	$37,500	$37,500
Salary (2)	$82,500	$82,500	$82,500	$82,500
Salary (3)	$165,000	$165,000	$165,000	$165,000

(1)	In the event Mr. Kirrane’s employment is terminated in the first six months of employment, he shall receive the continued payment of his base salary for three months.
(2)	In the event Mr. Kirrane’s employment is terminated between six and twenty four months of employment, he shall receive the continued payment of his base salary for six months.
(3)	In the event Mr. Kirrane’s employment is terminated after two years of employment, he shall receive the continued payment of his base salary for twelve months.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2012 DIRECTOR COMPENSATION

We did not compensate non-employee members of our Board of Directors during the Fiscal Year Ended September 30, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock, Series 1-A Convertible Preferred Stock, Series 2-A Convertible Preferred Stock, Series 5-A Convertible Preferred Stock and Series 6-A Convertible Preferred Stock

The following table sets forth certain information, as of March 28, 2014, regarding the beneficial ownership of our Common Stock, including Common Stock issuable upon conversion of all preferred convertible securities, options, warrants and other convertible securities, by (i) all persons or entities who beneficially own 5% or more of our Common Stock, (ii) each of our current directors, (iii) the executive officers listed in the Summary Compensation Table herein and (iv) all of our current executive officers and directors as a group, in each case, to the best of our knowledge. As of March 28, 2014, there were (i) 23,909,507 shares of Common Stock outstanding, (ii) 75,353,951 shares of Common Stock on a fully as-converted basis and (iii) on a fully as-converted basis, 51,294,700 shares of Preferred Stock, options, warrants and other securities convertible into Common Stock currently exercisable within 60 days of March 28, 2014, with each share of Common Stock being entitled to one vote. Unless otherwise noted below, the address of the persons and entities listed in the table is C/o First Physicians Capital Group, Inc., 433 North Camden Drive, #810, Beverly Hills, California 90210

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
	5% Holders or Potential 5% Holders of Common Stock
Common(2)	SMP Investments I, LLC	11,797,618	48%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037 (4)
Common	Carol Schuster	4,250,000	29%
	3555 NW 58th Street
	Suite 700
	Oklahoma City, OK 73112
Common	Ciabattoni Living Trust 8/17/2000	8,322,917	37%
	16 Lagunita Drive
	Laguna Beach, CA 92561 (5)
Common	The Kupfer Family Trust UTD May 3, 2009	2,384,250	16%
	P.O. Box 9330
	Rancho Santa Fe, CA 92067
	Current Directors
Common	Todd Parker (6)	793,389	5.2%
Common	Robert N. Schwartz, Ph.D (7)	185,857	1.2%
Common	Richardson E. Sells (8)	380,000	2.9%
Common	William Houlihan (12)	1,100,000	7%
	Current Officers
Common	Current directors and officers as a group (7 persons) (11)	7,212,171	42%
	Former Officers and Directors
Common	David Hirschhorn (3)	5,482,800	24%
Common	Donald C. Parkerson	—	—
Common	Thomas Rice (9)	375,000	1.7%
Common	Dennis M. Smith (10)	475,000	3.1%
	5% Holders of Series 1-A Convertible Preferred Stock
Series 1-A Preferred	Ron Soderling	40,000	59%
	901 Dove Street, Suite 270
	Newport Beach, CA 92660
Series 1-A Preferred	First Clearing Corporation	20,000	30%
	PO Box 6570
	Glen Allen, VA 23058
Series 1-A Preferred	Steven Tingey Jt Ten	7,600	11%
	C/O Jeffries & Co Inc.
	650 California Street
	San Francisco, CA 94108
	5% Holders of Series 2-A Preferred Stock
Series 2-A Preferred	Gretchen K. Musey	3,900	100%
	2312 Naples
	Newport Beach, CA 92660
	5% Holders of Series 5-A Preferred Stock
Series 5-A Preferred	Ciabattoni Living Trust 8/17/2000	600	6.7%
	16 Lagunita Drive
	Laguna Beach, CA 92561
Series 5-A Preferred	Richard Sambora Living Trust 4/13/00	500	5.6%
	c/o Gelfand Rennert & Feldman LLP
	360 Hamilton Avenue, Suite 100
	White Plains, New York 10601

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Series 5-A Preferred	SMP Investments I, LLC	1,250	14%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037
Series 5-A Preferred	South Bay Capital LLC	500	5.6%
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

Related Party Transactions

During the Fiscal Year Ended September 30, 2011, we entered into the 2011 Bridge Financing in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). Three of the lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests and are considered related parties, and constituted $759,000, $380,000, and $420,000 of the total 2011 Bridge Financing, respectively. The notes bore an interest rate of 10% per annum. See Note 8 in the Notes to the financial statements in this Form 10-K.

During the Fiscal Year Ended September 30, 2012, we entered into 2012 Bridge Financing in the aggregate principal amount of $1,279,000 (see Note 8 in the Notes to the financial statements in this Form 10-K). The three lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests and are considered related parties, and held $620,000, 434,000, and 225,000 of the notes respectively.

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

In March 2009, in consideration for their strategic advice and assistance, Messrs. Jay Beaghan, Rod Rivera, I. Bobby Majumder and Dr. Harley Liker, as members of our Advisory Board, were issued Advisory Board warrants to purchase an aggregate of 125,000 shares of Common Stock at an exercise price of $0.625 per share. These warrants will expire on March 16, 2012 and were issued in the following individual amounts: (i) 25,000 warrants to Mr. Beaghan; (ii) 25,000 warrants to Mr. Rivera; (iii) 25,000 warrants to Mr. Majumder and (iv) 50,000 warrants to Dr. Liker. One-third of the warrants vested immediately, one-third vest on March 16, 2010 and one-third vest on March 16, 2011. These warrants expired on March 16, 2012.

In June 2009, we issued warrants to purchase 150,000 shares of Common Stock to a member of the newly created Medical Advisory Board. These warrants were issued an exercise price of $0.625. One-third of the warrants vested immediately upon issuance on June 10, 2009 and the remaining two-thirds vest on June 10, 2010. These warrants expired on June 10, 2012.

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

We have engaged Whitley Penn LLP to audit our financial statements for the Fiscal Years Ended September 30, 2012 and September 30, 2011. The decision to engage Whitley Penn LLP as our independent auditors for Fiscal Year Ended September 30, 2012 has been approved by the Board of Directors, the Audit Committee and our stockholders.

Fees

Aggregate fees for professional services rendered to us by Whitley Penn LLP as of or for the Fiscal Year Ended September 30, 2012 and 2011, respectively, were:

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2012	2011
Audit Fees	$141,070	$218,914
Audit-Related Fees	$—	$—
Tax Fees	$32,450	$41,665
All Other Fees	$—	$—

Total	$173,520	$260,579

Audit fees for the Fiscal Year Ended September 30, 2012 and 2011, respectively, were for professional services rendered for the audits of our consolidated financial statements and the reviews of certain subsidiary companies and the quarterly reviews of the financial statements included in our Forms 10-Q.

Audit Related fees for the Fiscal Year Ended September 30, 2012, and 2011, respectively, would have been for accounting consultations, capital issuances and review of responses to various SEC comment letters.

Tax fees for the Fiscal Year Ended September 30, 2012, and 2011 respectively, were for services related to tax compliance and advisory services including assistance with review of tax returns, advice on goods and services taxes and duties in various jurisdictions and ad hoc corporate tax planning and advice.

We had no other fees for professional services rendered by our independent auditors during the Fiscal Years Ended September 30, 2012 and 2011 respectively.

The Audit Committee has advised us that it has determined that the non-audit services rendered by our independent auditors during the Fiscal Year Ended September 30, 2012, the Fiscal Year Ended September 30, 2011 are compatible with maintaining the independence of the auditors.

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

Signature	Title	Date

/s/ Sean Kirrane	Chief Executive Officer	April 4, 2014

/s/ Sean Kirrane	Principal Accounting Officer	April 4, 2014
Sean Kirrane

/s/ Robert N. Schwartz	Director	April 4, 2014
Robert N. Schwartz

/s/ Richardson E. Sells	Director	April 4, 2014
Richardson E. Sells

/s/ William Houlihan	Chairman of the Board, Director	April 4, 2014
William Houlihan

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*	Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.5*	Agreement and Plan of Merger dated as of December 14, 2000, among the Registrant, OTT Acquisition Corp., Online Transaction Technologies, Inc. and its Shareholders (filed as Exhibit 10.11 to the Form 10-Q, as filed with the SEC on December 15, 2000)

3.6*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.7*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period Ended October 31, 2002, as filed with the SEC on December 5, 2002)

3.8*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.9*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period Ended October 31, 2005, as filed with the SEC on December 20, 2005)

3.10*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.11*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.12*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.13*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.14*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

3.15*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

Exhibit No.	Description

4.2*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

10.1*	Form of Limited Guaranty by Tri-Isthmus Group, Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.2*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

10.3*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.4*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.5*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.6*	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.7*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.8*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated May 29, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 4, 2008)

10.9*	Employment Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.10*	Form of Option Grant Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.11*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated September 8, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on September 12, 2008)

10.12*	Employment Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.13*	Option Grant Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.14*	Form of Loan Agreement, effective November 6, 2008, among RHA Anadarko, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 17, 2008)

Exhibit No.	Description

10.16*	Form of Loan Agreement, effective November 6, 2008, among RHA Tishomingo, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Anadarko, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.17*	Form of Promissory Note, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.18*	Form of Promissory Note, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.19*	Form of Promissory Note, effective November 6, 2008, by RHA Tishomingo, LLC, in favor of Canadian State Bank (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.20*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.8 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.21*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.9 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.22*	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.10 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.23*†	Form of Promissory Note, dated December 11, 2008, by Rural Hospital Acquisition, LLC, in favor of Carol Schuster (filed as Exhibit 10.11 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.24*	Form of Guaranty of Tri-Isthmus Group, Inc., dated December 11, 2008, in favor of Carol Schuster (filed as Exhibit 10.12 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.25*	Convertible Promissory Note Issued in Favor of SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.26*	Convertible Promissory Note Issued in Favor of Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.27*	Form of Warrant No. 108 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.28*	Form of Warrant No. 109 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.29*	Form of Warrant No. 110 (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.30*	Form of Warrant No. 111 (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.31*	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 5, 2009)

Exhibit No.	Description

10.32*	Form of Warrant (exercisable at $0.50 per share) issued to each of Michael Ciabattoni, Scott Casey, Jean Heaton, Stephanie Heaton, Jennifer Heaton, Cobea Associates, LLC, William Wallace, Trustee of the Wallace Family Revocable Trust dated April 23, 2001, Otto J. Claricurzio, and Phillip J. Ciabattoni (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.33*	Form of Warrant (exercisable at $0.75 per share) issued to each of Michael Ciabattoni, Scott Casey, Jean Heaton, Stephanie Heaton, Jennifer Heaton, Cobea Associates, LLC, William Wallace, Trustee of the Wallace Family Revocable Trust dated April 23, 2001, Otto J. Claricurzio, and Phillip J. Ciabattoni (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.34*	Form of Convertible Promissory Note issued to each of Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.35*	Form of Warrant (exercisable at $0.50 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.36*	Form of Warrant (exercisable at $0.75 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.37*	Form of Warrant (exercisable at $0.75 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.38*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.39*	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.40*	Form of Medical Advisory Board Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.41*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.42*	Form of Warrant issued in connection with 5-A (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.43*	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.44*	Form of Warrant issued in connection with 6-A (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.45*	Form Subscription Agreement, dated December 3, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 14, 2009)

10.46*	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 14, 2009)

Exhibit No.	Description

10.47*	Form of Asset Purchase Agreement (filed as Exhibit 10.1 to Form 8-K as filed with the SEC on January 14, 2011)

10.48*	Form of Agreement for Purchase and Sale of Real Property (filed as Exhibit 10.2 to Form 8-K as filed with the SEC on January 14, 2011)

10.49*	Form of Transition Services Agreement (filed as Exhibit 10.3 to Form 8-K as filed with the SEC on January 14, 2011)

10.50*	Form of Corporate Guaranty (filed as Exhibit 10.4 to Form 8-K as filed with the SEC on January 14, 2011)

10.51*	Form of Stock Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.52*	Form of Asset Purchase Agreement (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.53*	Form of Promissory Note (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.54*	Form of Promissory Note (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.55*	Form of Guaranty (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.56*	Form of Guaranty (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.57*	Form of Real Estate Purchase Agreement (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.58*	Form of 2011 Promissory Note (filed as Exhibit 10.58 to the 2011 Form 10-K, as filed with the SEC on April 2, 2014)

10.59*	Form of 2012 Promissory Note (filed as Exhibit 10.1 to the Form 10-Q for the Quarter ended March 31, 2012, as filed with the SEC on April 2, 2014)

14.1*	Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008 (filed as Exhibit 14.1 to the Form 10-K, as filed with the SEC on January 13, 2009)

21.1	Subsidiaries of First Physicians Capital Group, Inc. (f/k/a Tri-Isthmus Group, Inc.)

23.1	Consent of Whitely Penn, LLP

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
†	Certain portions of these documents have been omitted based on a request for confidential treatment submitted to the SEC. The non-public information that has been omitted from these documents has been separately filed with the SEC. Each redacted portion of these documents is indicated by a “[*]” and is subject to the request for confidential treatment submitted to the SEC. The redacted information is confidential information of the Registrant.