Form 10-Q
period 2012-12-31
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Section 13(a) of the Securities Exchange Act of 1934, the Registrant is filing this Form 10-Q for the Fiscal Quarter Ended December 31, 2012 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, March 31, 2013, June 30, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011, September 30, 2012 and September 30, 2013.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$872	$1,389
Accounts receivable, net of allowance for uncollectible accounts	11,132	9,604
Prepaid expenses	121	51
Other current assets	13	7
Assets of discontinued operations	—	8

Total current assets	12,138	11,059
Property and equipment, net	8	11
Notes receivable	22,343	22,343
Other assets	264	268

Total assets	$34,753	$33,681

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$845	$884
Accrued expenses	2,854	2,176
Income taxes payable	212	212
Current maturities of long term debt	385	5,041
Liabilities of discontinued operations	557	572

Total current liabilities	4,853	8,885
Long term debt, net of current portion	10,732	6,161
Deferred gain	15,648	15,698

Total liabilities	31,233	30,744
Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of December 31, 2012 and September 30, 2012)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as of December 31, 2012 and September 30, 2012)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of December 31, 2012 and September 30, 2012)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of December 31, 2012 and September 30, 2012)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of December 31, 2012 and September 30, 2012)	153	153
Additional paid-in-capital	81,194	81,004
Accumulated deficit	(90,127)	(90,520)
Treasury stock, at cost (149,744 shares as of December 31, 2012 and September 30, 2012)	(104)	(104)

Total stockholders’ deficit	(8,884)	(9,467)

Total liabilities, preferred stock and stockholders’ deficit	$34,753	$33,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	December 31,	December 31,
	2012	2011
Net revenue from services	$3,577	$3,978
Costs and expenses:
Selling, general and administrative expenses	2,936	2,447
Depreciation and amortization	3	5

Total costs and expenses	2,939	2,452

Operating income	638	1,526
Other income (expense):
Interest expense	(295)	(198)
Gain on retirement of note payable	—	1,447

Total other income (expense)	(295)	1,249

Net income from continuing operations before taxation	$343	$2,775

Net income from discontinued operations, net of income taxes (including net gain from disposal of assets of $50 and $50, respectively. See Note 2. “Discontinued Operations”)	50	54

Net income	$393	$2,829

Basic earnings per share of common stock:
Continuing operations	$0.02	$0.18
Discontinued operations	0.01	0.01

Total basic earnings per share of common stock	$0.03	$0.19

Diluted earnings per share of common stock:
Continuing operations	$0.01	$0.04
Discontinued operations	0.00	0.01

Total diluted earnings per share of common stock	$0.01	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$393	$2,829
Net income from discontinued operations	50	54

Net income from continuing operations	343	2,775
Adjustments to reconcile net income to net cash used in operating activities:
Gain on retirement of note payable	—	(1,447)
Depreciation and amortization	3	5
Amortization of stock-based compensation	190	201
Bad debt provision	1,822	1,221
Changes in working capital components:
Accounts receivable	(3,350)	(3,568)
Prepaid expenses	(70)	(147)
Other assets	(2)	39
Accounts payable	(39)	77
Accrued expenses	678	(55)

Net cash used in operating activities	(425)	(899)
Net cash provided by (used in) discontinued operations’ operating activities	(7)	5

Net cash used in operating activities	(432)	(894)
Cash flows from financing activities:
Proceeds from long term debt	—	460
Payments on long term debt	(85)	(73)

Net cash provided by (used in) financing activities	(85)	387

Net decrease in cash and cash equivalents	(517)	(507)
Cash and cash equivalents at beginning of period	1,389	1,001

Cash and cash equivalents at end of period	$872	$494

Supplemental cash flow information:
Cash paid for interest	$143	$167
Cash paid for taxes	—	—
Non-cash transactions:
Note receivable given as consideration for payment of note payable	$—	$2,150
Notes payable extinguished through assignment of notes receivable	$—	$1,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of December 31, 2012 and September 30, 2012 and for the three month periods ended December 31, 2012 and December 31, 2011, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 4, 2014, and any amendments thereto, for the Fiscal Year Ended September 30, 2012 (the “Fiscal Year Ended September 30, 2012”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant inter-company balances and transactions have been eliminated.

The results as of September 30, 2012 have been derived from our audited consolidated financial statements for the fiscal year ended as of such date.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

We had an accumulated deficit of approximately $90.1 million as of December 31, 2012. This deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.

At December 31, 2012, we had current liabilities of $4.9 million and current assets of $12.1 million.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2012. Critical accounting policies affecting us have not changed materially since September 30, 2012.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. Carrying value of notes receivable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

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

The following table shows gross revenues and allowances for the three months ended December 31, 2012 and 2011 (in thousands):

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Three months ended
	December 31,	December 31,
	2012	2011
Revenue from services	$5,399	$5,199
Allowances	(1,822)	(1,221)

Net revenue	$3,577	$3,978

Allowances percentage	34%	23%

The Company computes its estimate of by taking into account collections received for the services performed and also estimating amounts collectible for the services performed within the last twelve months.

2.	Discontinued Operations

As of December 31, 2012 and 2011, the operating assets of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified the results of operations of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations.

The results of discontinued operations for the three months ended December 31, 2012 and 2011 are as follows (in thousands):

	Three months ended
	December 31,	December 31,
	2012	2011
Net revenue from services	$—	$5
Costs and expenses:
Selling, general and administrative expenses	—	1

Total costs and expenses	—	1
Net income before income taxes	—	4
Taxation	—	—

Total income from discontinued operations	$—	$4

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.	Net Income Per Share

	Three months ended
	(in thousands)
	December 31,	December 31,
	2012	2011
Numerator for basic and diluted earnings per share:
Net earnings attributable to continuing operations	$343	$2,775
Net earnings attributable to discontinued operations	50	54
Denominator for basic earnings per share — weighted average shares	15,049,507	15,049,507
Numerator for diluted earnings per share:
Net income attributable to continuing operations	377	2,828
Net income attributable to discontinued operations	50	54
Denominator for diluted earnings per share — weighted average shares	61,644,872	62,844,872
Basic earnings per share of common stock:
Continuing operations	$0.02	$0.18
Discontinued operations	0.01	0.01

Total basic earnings per share of common stock	$0.03	$0.19

Diluted earnings per share of common stock:
Continuing operations	$0.01	$0.04
Discontinued operations	0.00	0.01

Total basic earnings per share of common stock	$0.01	$0.05

For the three month periods ended December 31, 2012 and 2011, the Company had stock options outstanding to purchase 6,760,000 and 7,260,000 common shares respectively and warrants outstanding to purchase 796,250 and 4,637,913 common shares respectively, had strike prices above market value and so are considered “out-of-the-money.” As a result, they were excluded from the computation of diluted net income per share.

For the three month period ended December 31, 2012, the following potential common shares outstanding are included in the computation of diluted net income per share: 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares, 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares, and $1,350,000 of 2009 Bridge Financing convertible into 2,160,000 common shares.

For the three months ended December 31, 2012 and 2011, interest expense of $34,000 and $53,000, respectively, related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share.

4.	Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31,	September 30,
	2012	2012
Gross accounts receivable	$22,258	$18,908
Reserves for bad debt	(11,126)	(9,304)

Accounts receivable, net	$11,132	$9,604

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5.	Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2012	September 30, 2012
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$3,141	$3,170
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	2,957	2,995
Bridge notes payable, 10% interest, matures on or before June 2014	4,663	4,663
Note payable, 9% interest per annum and matures in February 2016	256	274
Note payable, 10% interest per annum and matures in September 2014	100	100

Total	11,117	11,202

Less current maturities of long term debt	(385)	(5,041)

Total long term debt	$10,732	$6,161

The following chart shows scheduled principal payments due as of December 31, 2012 on long-term debt for the next five years and thereafter (in thousands):

December 31,	Payments
2013	$385
2014	5,179
2015	449
2016	429
2017	426
Thereafter	4,249

Total	$11,117

6.	Warrants

The following warrants were outstanding and exercisable as of the following as of December 31, 2012:

	Remaining	Exercise
Description	Life	Price	Warrants
September 30, 2008 Preferred Stock Series 5-A warrants issued to placement agent	3 months	$0.50	436,250
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	15 months	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	15 months	0.63	150,000

			796,250

A summary of our stock warrant activity and related information at December 31, 2012 and September 30, 2012 is as follows:

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Number of Shares of Common Stock		Weighted-Average Exercise Price Per Share
	Three months	Fiscal year	Three months	Fiscal year
	Ended	Ended	Ended	Ended
	December 31,	September 30,	December 31,	September 30,
	2012	2012	2012	2012
Warrants outstanding at beginning of the period	796,250	4,731,513	$0.52	$0.58
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	—	(3,935,263)	—	$0.60

Warrants outstanding at end of the period	796,250	796,250	$0.52	$0.52

7.	Stock Options

A summary of our stock option activity and related information at December 31, 2012 and September 30, 2012 is as follows:

			Weighted-Average
	Number of Options		Exercise Price Per Share
	Three months ended	Fiscal year ended	Three months ended	Fiscal year ended
	December 31,	September 30,	December 31,	September 30,
	2012	2012	2012	2012
Options outstanding at beginning of the period	6,760,000	7,260,000	$0.61	$0.61
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	—	(500,000)	—	0.61

Options outstanding at end of the period	6,760,000	6,760,000	$0.61	$0.61

Options vested/exercisable at end of the period	5,450,000	5,450,000	$0.61	$0.61

The following stock options were outstanding and exercisable as of the following as of December 31, 2012:

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life
$0.40	360,000	$0.40	1.00
$0.63	6,400,000	$0.63	2.53

8.	Subsequent Events

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

Bridge Notes Payments

The 2011 Bridge Notes were paid in full, less accumulated interest, in the second and third quarters of the Fiscal Year Ended September 31, 2013, in installments of $420,000 and $1,614,000, respectively. The 2012 Bridge Notes were paid in full, less accumulated interest, in the second and third quarters of the Fiscal Year Ended September 31, 2013, in installments of $225,000 and $1,054,000, respectively. Of the total repayments, $759,000, $380,000 and $420,000 went to SMP, Anthony J. Ciabattoni, and William Houlihan, respectively, each of whom hold a 10% or greater voting interest and are considered related parties to this transaction.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Series 7-A Convertible Preferred Stock

On December 5, 2013, the Company filed a Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock authorizing the issuance of up to 7,000 Series 7-A Convertible Preferred Stock (see Exhibit 3.18). As part of the consideration for entering into the 2011 Bridge Financing, all of the 2011 Bridge Lenders were granted the option to convert their current holdings if any, of Series 5-A Preferred Convertible Stock, 6-A Preferred Convertible Stock and Common Stock (collectively the “Exchanged Securities”), into Series 7-A Convertible Preferred Stock. Upon election to convert, each lender would receive the number of Series 7-A Convertible Preferred Stock equal to the initial consideration paid for their Exchanged Securities divided by $1,000. In connection with the conversion, each 2011 Bridge Lender shall receive warrants to purchase a number of shares of Common Stock of the Company in an amount equal to 1,120 multiplied by the aggregate number of shares of Series 7-A Preferred issued. Such issued warrants shall have an exercise price of $0.3125, and shall expire five years from date of issuance. The Company has received notification from all the 2011 Bridge Lenders of their intent to convert, as appropriate, their holdings of Exchanged Securities to Series 7-A Convertible Preferred Stock, which will result in the issuance of an aggregate of 5,998 Series 7-A Preferred Stock and warrants to purchase 6,717,760 shares of Common Stock. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and will be considered related parties to this transaction.

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

On November 21, 2013, the Board appointed Sean J. Kirrane to the position of Chief Executive Officer and Chief Financial Officer of the Registrant to serve until his successor is duly appointed and qualified or until his earlier resignation or removal. Mr. Kirrane has no family relationship with any officer or director of the Registrant or any of its subsidiaries.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

Net revenue from services was $3.6 million for the three month period ended December 31, 2012, compared to $4.0 million for the three month period ended December 31, 2011, representing a decrease of $0.4 million, or 10.0%, primarily driven by revenues earned based on percentages of cash collections received from our hospital management agreement entered into in 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $0.5 million, to $2.9 million in the three month period ended December 31, 2012 from $2.4 million in the three month period ended December 31, 2011, representing a 20.8% increase resulting primarily from additional operating costs incurred related to the hospital management and staff leasing agreements entered into in 2011. Amortization of stock-based compensation is included in selling, general and administrative expenses.

PROVISION FOR DOUBTFUL ACCOUNTS

Provision for doubtful accounts increased to $1.8 million in the three month period ended December 31, 2012 from $1.2 million in the three month period ended December 31, 2011, representing an increase of $0.6 million. The increase is primarily the result of managements’ review of current outstanding invoices and their collectability as of December 31, 2012.

OTHER INCOME

In the three month period ended December 31, 2011 we realized a net gain of $1.4 million on the retirement of a note payable.

INTEREST EXPENSE

Interest expense increased $97,000 to $295,000 for the three month period ended December 31, 2012, compared to $198,000 for the three month period ended December 31, 2011. The $97,000 increase resulted from the increase in higher interest rate bridge financing outstanding as of December 31, 2012 as compared to December 31, 2011.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT DECEMBER 31, 2012, COMPARED TO SEPTEMBER 30, 2012:

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents totaled $0.9 million as of December 31, 2012, compared to $1.4 million at September 30, 2012, a decrease of $0.5 million. This represents a decrease of 35.7%, which was primarily the result of net cash used in operating activities of $0.4 million and payments on long term debt of $0.1 million.

ACCOUNTS RECEIVABLE

As of December 31, 2012, accounts receivables, net of allowances for uncollectible accounts totaled $11.1 million, an increase of $1.5 million from $9.6 million at September 30, 2012. This 15.6% increase was primarily due to the continued slow pay of receivables.

LONG-TERM DEBT

Long-term debt decreased $0.1 million to $11.1 million at December 31, 2012 from $11.2 million at September 30, 2012. This 0.9% decrease reflects cash payments on long term debt of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through cash flows from operations and short term bridge financing. We estimate that based on current plans and assumptions, that our available cash and cash flows from operations will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

As of December 31, 2013 we had working capital of $7.3 million compared with working capital of $2.2 million at September 30, 2012. The working capital increase was primarily the result of a $1.5 million increase in trade accounts receivable and a $4.7 million reduction in current maturities of long-term debt, offset by a $0.7 million increase in accrued expenses.

As of December 31, 2012, we had a stockholders’ deficit of $8.9 million, as compared to a stockholders’ deficit of $9.5 million as of September 30, 2012. The decrease in stockholders’ deficit arose primarily from net income for the quarter.

During the three month period ended December 31, 2012 there was $0.4 million cash used in operating activities, which was primarily the result of an increase in trade accounts receivable, compared to $0.9 million cash used in operating activities for the three month period ended December 31, 2011, which was primarily due to the gain recognized on retirement of note payable.

Cash used in financing activities totaled $85,000 in the three month period ended December 31, 2012, which was the result of cash payments on long term debt. Cash provided by financing activities of $387,000 in the three month period ended December 31, 2011 was the result of proceeds from bridge notes of $460,000, offset by payments on long term debt of $73,000.

Prior to the current fiscal year, we sustained operating losses since our inception and have an accumulated deficit of approximately $90.1 million as of December 31, 2012 compared to an accumulated deficit of $90.5 million as of September 30, 2012. The decrease in accumulated deficit in the current period was the result of net income of $0.4 million. The deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.

Beginning in November 2013, we entered into a staggered bridge financing transaction (the “2013 Bridge Financing”) whereby we entered into four promissory notes, with interest of 10% per annum, in the aggregate principal amount of $650,000 (the “2013 Bridge Notes”), with four investors, each note maturing June 30, 2014. The 2013 Bridge Loans funded as follows; $450,000 and $200,000 in November 2013 and January 2014, respectively. All of the 2013 Bridge Financing was considered a related party transaction.

In January 2014, the Company issued “penny” warrants to SMP Investments I, LLC for the purchase of up to 8,500,000 shares of Common Stock at an initial exercise price of $0.01 per share and exercisable for a period of five years from the date of issuance. In March 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000. The $85,000 proceeds had been received by the company in December 2012, and were recorded as a liability until such time as the Company was able to accept the warrants.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report an evaluation was carried out by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures contained evidence of a material weakness as of the end of the fiscal quarter ended December 31, 2012.

(b) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that had a material effect on our internal control over financial reporting.

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

Date: April 4, 2014	First Physicians Capital Group, Inc. (Registrant)

	By:	/s/ Sean Kirrane
Sean Kirrane
Chief Executive Officer, Chief Financial Officer and authorized signatory. (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*	Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.5*	Agreement and Plan of Merger dated as of December 14, 2000, among the Registrant, OTT Acquisition Corp., Online Transaction Technologies, Inc. and its Shareholders (filed as Exhibit 10.11 to the Form 10-Q, as filed with the SEC on December 15, 2000)

3.6*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.7*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.8*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.9*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ended October 31, 2002, as filed with the SEC on December 5, 2002)

3.10*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.11*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ended October 31, 2005, as filed with the SEC on December 20, 2005)

3.12*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.13*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

Exhibit No.	Description

3.14*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.15*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.16*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

3.17*	Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock, dated and filed January 22, 2010 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on January 28, 2010)

3.18*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.2*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.6*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

4.8*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

4.9*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.10*	Amended and Restated Articles of Organization of Rural Hospital Acquisition LLC (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.11*	Amended and Restated Operating Agreement Rural Hospital Acquisition LLC (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

Exhibit No.	Description

4.12*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

14.1*	Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008 (filed as Exhibit 14.1 to the Form 10-K, as filed with the SEC on January 13, 2009)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.