Form 10-Q
period 2013-03-31
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of March 28, 2014	23,909,507

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Section 13(a) of the Securities Exchange Act of 1934, the Registrant is filing this Form 10-Q for the Fiscal Quarter Ended March 31, 2013 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, December 31, 2012, June 30, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011, September 30, 2012 and September 30, 2013.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,751	$1,389
Accounts receivable, net of allowance for uncollectible accounts	10,258	9,604
Prepaid expenses	153	51
Other current assets	13	7
Assets of discontinued operations	—	8

Total current assets	14,175	11,059
Property and equipment, net	6	11
Notes receivable	22,343	22,343
Other assets	259	268

Total assets	$36,783	$33,681

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$644	$884
Accrued expenses	2,956	2,176
Income taxes payable	212	212
Current maturities of long term debt	392	5,041
Liabilities of discontinued operations	557	572

Total current liabilities	4,761	8,885
Long term debt, net of current portion	9,993	6,161
Deferred gain	15,597	15,698

Total liabilities	30,351	30,744

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of March 31, 2013 and September 30, 2012)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as of March 31, 2013 and September 30, 2012)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of March 31, 2013 and September 30, 2012)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of March 31, 2013 and September 30, 2012)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of March 31, 2013 and September 30, 2012)	153	153
Additional paid-in-capital	81,384	81,004
Accumulated deficit	(87,405)	(90,520)
Treasury stock, at cost (149,744 shares as of March 31, 2013 and September 30, 2012)	(104)	(104)

Total stockholders’ deficit	(5,972)	(9,467)

Total liabilities, preferred stock and stockholders’ deficit	$36,783	$33,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Net revenue from services	$6,062	$3,822
Cost and expenses:
Selling, general and administrative expenses	3,166	2,887
Depreciation and amortization	2	5

Total costs and expenses	3,168	2,892

Operating income	2,894	930
Other expense:
Interest expense	(223)	(297)

Total other expense	(223)	(297)

Net income from continuing operations	$2,671	$633

Net income from discontinued operations, net of income taxes (including net gain from disposal of assets of $51 and $51, respectively. See Note 2. “Discontinued Operations”)	51	50

Net income	$2,722	$683

Basic earnings per share of common stock:
Continuing operations	$0.18	$0.04
Discontinued operations	0.00	0.01

Total basic earnings per share of common stock	$0.18	$0.05

Diluted earnings per share of common stock:
Continuing operations	$0.04	$0.01
Discontinued operations	0.00	0.00

Total diluted earnings per share of common stock	$0.04	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Six months ended
	March 31, 2013	March 31, 2012
Net revenue from services	$9,639	$7,800
Cost and expenses:
Selling, general and administrative expenses	6,102	5,334
Depreciation and amortization	5	10

Total costs and expenses	6,107	5,344

Operating income	3,532	2,456
Other income (expense):
Interest expense	(518)	(495)
Gain on retirement of note payable	—	1,447

Total other income (expense)	(518)	952

Net income from continuing operations	$3,014	$3,408

Net income from discontinued operations, net of income taxes (including net gain from disposal of assets of $101 and $101, respectively. See Note 2. “Discontinued Operations”)	101	104

Net income	$3,115	$3,512

Basic earnings per share of common stock:
Continuing operations	$0.20	$0.22
Discontinued operations	0.01	0.01

Total basic earnings per share of common stock	$0.21	$0.23

Diluted earnings per share of common stock:
Continuing operations	$0.05	$0.05
Discontinued operations	0.00	0.01

Total diluted earnings per share of common stock	$0.05	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$3,115	$3,512
Net income from discontinued operations	101	104

Net income from continuing operations	3,014	3,408
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on retirement of note payable	—	(1,447)
Depreciation and amortization	5	10
Amortization of stock-based compensation	380	391
Bad debt provision	4,904	2,424
Changes in working capital components:
Accounts receivable	(5,558)	(6,342)
Prepaid expenses	(102)	2
Other assets	3	44
Accounts payable	(240)	168
Accrued expenses	780	(515)

Net cash provided by (used in) operating activities	3,186	(1,857)
Net cash provided by (used in) discontinued operations’ operating activities	(7)	18

Net cash provided by (used in) operating activities	3,179	(1,839)
Cash flows from financing activities:
Proceeds from long term debt	—	1,470
Payments on long term debt	(817)	(178)

Net cash provided by (used in) financing activities	(817)	1,292

Net increase (decrease) in cash and cash equivalents	2,362	(547)
Cash and cash equivalents at beginning of year	1,389	1,001

Cash and cash equivalents at end of quarter	$3,751	$454

Supplemental cash flow information:
Cash paid for interest	$282	$331
Cash paid for taxes	—	—
Non-cash transactions:
Note receivable given as consideration for payment of note payable	$—	$2,150
Notes payable extinguished through assignment of notes receivable	$—	$1,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of March 31, 2013 and September 30, 2012 and for the three month and six month periods ended March 31, 2013 and March 31, 2012, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 4, 2014, and any amendments thereto, for the Fiscal Year Ended September 30, 2012 (the “Fiscal Year Ended September 30, 2012”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

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

Future Funding

Prior to the Fiscal Year Ended September 30, 2012, we sustained operating losses since inception and had an accumulated deficit of approximately $87.4 million as of March 31, 2013. This deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.

At March 31, 2013, we had current liabilities of $4.8 million and current assets of $14.2 million.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2012. Critical accounting policies affecting us have not changed materially since September 30, 2012.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities. Carrying value of notes receivable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table shows gross revenues and allowances for the three and six months ended March 31, 2013 and 2012 (in thousands):

	Three months ended		Six months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenue from services	$9,144	$5,025	$14,543	$10,224
Allowances	(3,082)	(1,203)	(4,904)	(2,424)

Net revenue	$6,062	$3,822	$9,639	$7,800

Allowances percentage	34%	24%	34%	24%

The Company computes its estimate of bad debt by taking into account collections received for the services performed and also estimating amounts collectible for the services performed within the last twelve months.

2. Discontinued Operations

As of March 31, 2013 and 2012, the operating assets of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified the results of operations of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations.

The results of discontinued operations for the three and six months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three months ended		Six months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Net revenue from services	$—	$—	$—	$5
Costs and expenses:
Selling, general and administrative expenses	—	1	—	2

Total costs and expenses	—	1	—	2
Income (loss) before income taxes	—	(1)	—	3
Taxation	—	—	—	—

Total income (loss) from discontinued operations	$—	$(1)	$—	$3

3. Net Income Per Share

	Three months ended (in thousands)		Six months ended (in thousands)
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Numerator for basic and diluted earnings per share:
Net income attributable to continuing operations	$2,671	$633	$3,014	$3,408
Net income attributable to discontinued operations	51	50	101	104
Denominator for basic earnings per share — weighted average shares	15,049,507	15,049,507	15,049,507	15,049,507
Numerator for diluted earnings per share:
Net income attributable to continuing operations	2,705	686	3,082	3,514
Net income attributable to discontinued operations	51	50	101	104
Denominator for diluted earnings per share — weighted average shares	61,644,872	62,844,872	61,644,872	62,844,872
Basic earnings per share of common stock:
Continuing operations	$0.18	$0.04	$0.20	$0.22
Discontinued operations	0.00	0.01	0.01	0.01

Total basic earnings per share of common stock	$0.18	$0.05	$0.21	$0.23

Diluted earnings per share of common stock:
Continuing operations	$0.04	$0.01	$0.05	$0.05
Discontinued operations	0.00	0.00	0.00	0.01

Total diluted earnings per share of common stock	$0.04	$0.01	$0.05	$0.06

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and six month periods ended March 31, 2013 and 2012, the Company had stock options outstanding to purchase 6,760,000 common shares, and warrants outstanding to purchase 360,000 and 908,750 common shares, respectively, had strike prices above market value and so are considered “out-of-the-money.” As a result they were excluded from the computation of diluted net earnings per share.

For the three and six month periods ended March 31, 2013 and 2012, the following potential common shares outstanding are included in the computation of diluted net income per share: 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares, and 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares. Also, for the three and six month periods ended March 30, 2013 and 2012, $1,350,000 and $2,100,000 respectively, of 2009 Bridge Financing, convertible into 2,160,000 and 3,360,000 common shares respectively, was included.

For the three and six months ended March 31, 2013, interest expense of $34,000 and $68,000, respectively, related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share.

For the three and six months ended March 31, 2012, interest expense of $53,000 and $106,000, respectively, related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2013	September 30, 2012
Gross accounts receivable	$24,466	$18,908
Reserves for bad debt	(14,208)	(9,304)

Accounts receivable, net	$10,258	$9,604

5. Long-term Debt

The 2011 Bridge Notes were paid in full, less accumulated interest, in the second and third quarters of the Fiscal Year Ended September 30, 2013, in installments of $420,000 and $1,614,000, respectively. The 2012 Bridge Notes were paid in full, less accumulated interest, in the second and third quarters of the Fiscal Year Ended September 30, 2013, in installments of $225,000 and $1,054,000, respectively.

Long-term debt consists of the following (in thousands):

	March 31, 2013	September 30, 2012
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly,floor of 7%, rate is currently 7%, matures November 2028	$3,114	$3,170
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly,floor of 7%, rate is currently 7%, matures November 2028	2,914	2,995
Bridge Notes payable, 10% interest, matures on or before June 2014	4,018	4,663
Note payable, 9% interest per annum and matures in February 2016	239	274
Note payable, 10% interest per annum and matures in September 2014	100	100

Total	10,385	11,202

Less current maturities of long term debt	(392)	(5,041)

Total long term debt	$9,993	$6,161

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following chart shows scheduled principal payments due as of March 31, 2013 on long-term debt for the next five years and thereafter (in thousands):

March 31,	Payments
2014	$392
2015	4,542
2016	457
2017	416
2018	433
Thereafter	4,145

Total	$10,385

6. Warrants

Outstanding exercisable warrants consisted of the following as of March 31, 2013:

Description	Remaining Life	Exercise Price	Warrants
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	12 months	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	12 months	0.63	150,000

			360,000

A summary of our stock warrant activity and related information at March 31, 2013 and September 30, 2012 is as follows:

	Number of Shares of Common Stock		Weighted-Average Exercise Price Per Share
	Six months Ended March 31, 2013	Fiscal year Ended September 30, 2012	Six months Ended March 31, 2013	Fiscal year Ended September 30, 2012
Warrants outstanding at beginning of the period	796,250	4,731,513	$0.52	$0.58
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	(436,250)	(3,935,263)	$0.50	$0.60

Warrants outstanding at end of the period	360,000	796,250	$0.55	$0.52

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. Stock Options

The following summarizes activities under the stock option plans:

	Number of Options		Weighted-Average Exercise Price Per Share
	Six months ended March 31, 2013	Fiscal year ended September 30, 2012	Six months ended March 31, 2013	Fiscal year ended September 30, 2012
Options outstanding at beginning of the period	6,760,000	7,260,000	$0.61	$0.61
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	—	(500,000)	—	0.61

Options outstanding at end of the period	6,760,000	6,760,000	$0.61	$0.61

Options vested/exercisable at end of the period	5,480,000	5,450,000	$0.61	$0.61

The following summarizes information for stock options outstanding as of March 31, 2013:

Exercise price	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life
$0.40	360,000	$0.40	0.75
$0.63	6,400,000	$0.63	2.30

8. Subsequent Events

2013 Bridge Financing

Beginning in November 2013, we entered into a staggered bridge financing transaction (the “2013 Bridge Financing”) whereby we entered into four (4) promissory notes, with interest of 10% per annum, in the aggregate principal amount of $650,000 (the “2013 Bridge Notes”), with 4 investors, each note maturing June 30, 2014. The 2013 Bridge Loans funded as follows; $450,000 and $200,000 in November 2013 and January 2014, respectively. Three of the investors, SMP Investments I, LLC (“SMP”), Anthony J. Ciabottoni, and William Houlihan each hold a 10% or greater voting interest and are considered related parties. The fourth investor, Blue Ridge Investments, LLC is wholly owned by Richardson Sells, a member of the Board, and is therefore also considered a related party. The four lenders contributed $300,000, $125,000, $125,000, and $100,000, respectively.

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

Series 7-A Convertible Preferred Stock

On December 5, 2013, the Company filed a Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock authorizing the issuance of up to 7,000 Series 7-A Convertible Preferred Stock (see Exhibit 3.11). As part of the consideration for entering into the 2011 Bridge Financing, all of the 2011 Bridge Lenders were granted the option to convert their current holdings if any, of Series 5-A Preferred Convertible Stock, 6-A Preferred Convertible Stock and Common Stock (collectively the “Exchanged Securities”), into Series 7-A Convertible Preferred Stock. Upon election to convert, each lender would receive the number of Series 7-A Convertible Preferred Stock equal to the initial consideration paid for their Exchanged Securities divided by $1,000. In connection with the conversion, each 2011 Bridge Lender shall receive warrants to purchase a number of shares of Common Stock of the Company in an amount equal to 1,120 multiplied by the aggregate number of shares of Series 7-A Preferred issued. Such issued warrants shall have an exercise price of $0.3125, and shall expire five years from date of issuance. The Company has received notification from all the 2011 Bridge Lenders of their intent to convert, as appropriate, their holdings of Exchanged Securities to Series 7-A Convertible Preferred Stock, which will result in the issuance of an aggregate of 5,998 Series 7-A Preferred Stock and warrants to purchase 6,717,760 shares of Common Stock. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and will be considered related parties to this transaction.

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

This Form 10-Q report covers the fiscal quarter ended March 31, 2013. Information in this Form 10-Q is current as of March 28, 2014 unless otherwise specified.

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

MailEndCompose}We currently have 4 operating subsidiaries which are First Physicians Business Solutions, LLC, First Physicians Resources, LLC, First Physicians Services, LLC and First Physicians Realty Group. First Physicians Business Solutions, LLC provides an array of management services to include hospital operations management, revenue cycle management, IT, finance and human resources. First Physicians Services provides ancillary service oversight and management solutions for lab, pharmacy, and emergency departments in rural hospital settings. First Physicians Resources, LLC provides medical and back office staffing solutions to our hospital clientele. First Physicians Realty Group is our real estate subsidiary that owns healthcare related properties and leases them to clients. We currently have contracts to provide financial and back office services to two hospital clients.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

Net revenue from services was $6.1 million for the three month period ended March 31, 2013, compared to $3.8 million for the three month period ended March 31, 2012 representing an increase of $2.3 million. For the six month periods ended March 31, 2013 and March 31, 2012 net revenue from services was $9.6 million at March 31, 2013, compared to $7.8 million for March 31, 2012 representing an increase of $1.8 million. The increases were primarily driven by revenues earned based on percentages of cash collections received from our hospital management agreement entered into in 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses relating to continuing operations increased $0.3 million, from $2.9 million in the three month period ended March 31, 2012 to $3.2 million in the three month period ended March 31, 2013, representing a 10.3% increase. Selling, general and administrative expenses increased $0.8 million, or 15.1%, from $5.3 million for the six month period ended March 31, 2012 compared to $6.1 million for the six month period ended March 31, 2013. The increase in selling, general and administrative expenses for the three and six month periods ended March 31, 2013 was primarily a result of the increase in administrative costs incurred under the hospital management and staff leasing agreements referenced above. Amortization of stock-based compensation is included in selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense decreased to $223,000 for the three month period ended March 31, 2013 as compared to $297,000 for the three month period ended March 31, 2012. This represents a decrease of $74,000 or 24.9%. The decrease in interest expense is primarily due to a $0.7 decrease in long term debt. Interest expense for the six months ended March 31, 2013 increased $23,000, or 4.6%, from $495,000 for the six months ended March 31, 2012 to $518,000 for the six months ended March 31, 2013. This increase was due to larger average balances outstanding on higher-interest rate debt for the six months ended March 31, 2013.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT MARCH 31, 2013, COMPARED TO SEPTEMBER 30, 2012:

CASH AND CASH EQUIVALENTS

As of March 31, 2013, cash and cash equivalents of continuing operations totaled $3.8 million, an increase of $2.4 million when compared to the $1.4 million on hand at September 30, 2012. The increase in cash was primarily the result of $3.2 million net cash provided by operating activities offset by cash of $0.8 used in financing activities.

ACCOUNTS RECEIVABLES

As of March 31, 2013, accounts receivable, net of reserves for third-party contractual adjustments and allowance for uncollectible accounts, totaled $10.3 million, an increase of $0.7 million from $9.6 million at September 30, 2012. This 7.3% increase was primarily the result of the cumulative increase in revenue during the three months and six months ended March 31, 2013.

LONG-TERM DEBT

Long-term debt decreased $0.8 million from September 30, 2012 to March 31, 2013. This decrease reflects cash payments on long-term debt of $0.8 over the period.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through cash flows from operations and short term bridge financing. We estimate that based on current plans and assumptions, that our available cash and cash flows from operations will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

As of March 31, 2013, we had working capital of $9.4 million compared with working capital of $2.2 million at September 30, 2012. The working capital increase was primarily the result of a $0.7 million increase in trade accounts receivable, a $2.4 million increase in cash and a $4.6 million reduction in current maturities of long-term debt.

As of March 31, 2013, we had a stockholders’ deficit of $6.0 million, as compared to a stockholders’ deficit of $9.5 million as of September 30, 2012. The decrease in stockholders’ deficit arose from net income for the six month period ended March 31, 2013.

During the six month period ended March 31, 2013 there was $3.2 million cash provided by operating activities, which was primarily the result of operating income for the period, compared to $1.9 million cash used by operating activities for the six month period ended March 31, 2012 which was primarily the result of an increase in accounts receivable and a gain on retirement of notes payable.

During the six month period ended March 31, 2013 there was $0.8 million net cash used in financing activities, the result of $0.8 million in payments on long term debt during the period. Net cash of $1.3 million was provided by financing activities for the six month period ended March 31, 2012, the result of proceeds of long-term debt of $1.5 million in increased borrowings offset by $0.2 million in routine loan payments.

Prior to the current fiscal year, we sustained operating losses since our inception and have an accumulated deficit of approximately $87.4 million as of March 31, 2013, as compared with an accumulated deficit of $90.5 million as of September 30, 2012. These losses have been funded principally through the issuance of preferred and common stock, the issuance of promissory notes and cash generated from operations.

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

It em 4. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that had a material effect on our internal control over financial reporting.

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

Date: April 4, 2014	First Physicians Capital Group, Inc.
(Registrant)

	By:	/s/ Sean Kirrane
Sean Kirrane
Chief Executive Officer, Chief Financial Officer and authorized signatory. (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.5*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.6*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.7*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.8*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.9*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.10*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.11*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1*	Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock, dated and filed January 22, 2010 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on January 28, 2010)

Exhibit No.	Description

4.2*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.6*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

4.8*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.9*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934 Certification Pursuant to 18 U.S.C. 1350

32.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934 Certification Pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.