Form 10-Q
period 2013-06-30
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Section 13(a) of the Securities Exchange Act of 1934, the Registrant is filing this Form 10-Q for the Fiscal Quarter Ended June 30, 2013 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, December 31, 2012, March 31, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011, September 30, 2012 and September 30, 2013.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	June 30, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$188	$1,389
Accounts receivable, net of allowance for uncollectible accounts	12,554	9,604
Prepaid expenses	233	51
Other current assets	13	7
Assets of discontinued operations	—	8

Total current assets	12,988	11,059
Property and equipment, net	4	11
Notes receivable	22,343	22,343
Other assets	254	268

Total assets	$35,589	$33,681

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$806	$884
Accrued expenses	2,739	2,176
Income taxes payable	212	212
Current maturities of long term debt	1,750	5,041
Liabilities of discontinued operations	557	572

Total current liabilities	6,064	8,885
Long term debt, net of current portion	5,881	6,161
Deferred gain	15,547	15,698

Total liabilities	27,492	30,744
Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of June 30, 2013 and September 30, 2012)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as of June 30, 2013 and September 30, 2012)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of June 30, 2013 and September 30, 2012)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of June 30, 2013 and September 30, 2012)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of June 30, 2013 and September 30, 2012)	153	153
Additional paid-in-capital	81,574	81,004
Accumulated deficit	(85,930)	(90,520)
Treasury stock, at cost (149,744 shares as of June 30, 2013 and September 30, 2012)	(104)	(104)

Total stockholders’ deficit	(4,307)	(9,467)

Total liabilities, preferred stock and stockholders’ deficit	$35,589	$33,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	June 30, 2013	June 30, 2012
Net revenue from services	$4,763	$4,306
Cost and expenses:
Selling, general and administrative expenses	3,188	2,621
Depreciation and amortization	2	6

Total costs and expenses	3,190	2,627

Operating income	1,573	1,679
Other expense:
Interest expense	(148)	(359)

Total other expense	(148)	(359)

Net income from continuing operations	$1,425	$1,320

Net income from discontinued operations, net of income taxes (including net gain from disposal of assets of $50 and $50, respectively. See Note 2. “Discontinued Operations”)	50	50

Net income	$1,475	$1,370

Basic earnings per share of common stock:
Continuing operations	$0.09	$0.09
Discontinued operations	0.01	0.00

Total basic earnings per share of common stock	$0.10	$0.09

Diluted earnings per share of common stock:
Continuing operations	$0.02	$0.02
Discontinued operations	0.00	0.00

Total diluted earnings per share of common stock	$0.02	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Nine months ended
	June 30, 2013	June 30, 2012
Net revenue from services	$14,402	$12,106
Cost and expenses:
Selling, general and administrative expenses	9,290	7,955
Depreciation and amortization	7	16

Total costs and expenses	9,297	7,971

Operating income	5,105	4,135
Other income (expense):
Interest expense	(666)	(854)
Gain on retirement of note payable	—	1,447

Total other income (expense)	(666)	593

Net income from continuing operations	$4,439	$4,728

Net income from discontinued operations, net of income taxes (including net gain from disposal of assets of $151 and $151, respectively. See Note 2. “Discontinued Operations”)	151	154

Net income	$4,590	$4,882

Basic earnings per share of common stock:
Continuing operations	$0.29	$0.31
Discontinued operations	0.01	0.01

Total basic earnings per share of common stock	$0.30	$0.32

Diluted earnings per share of common stock:
Continuing operations	$0.07	$0.08
Discontinued operations	0.01	0.00

Total diluted earnings per share of common stock	$0.08	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$4,590	$4,882
Net income from discontinued operations	151	154

Net income from continuing operations	4,439	4,728
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on retirement of note payable	—	(1,447)
Depreciation and amortization	7	16
Amortization of stock-based compensation	570	581
Bad debt provision	7,335	3,772
Changes in working capital components:
Accounts receivable	(10,285)	(6,702)
Prepaid expenses	(182)	(44)
Other assets	8	49
Accounts payable	(78)	115
Accrued expenses	563	(318)

Net cash provided by operating activities	2,377	750
Net cash provided by (used in) discontinued operations’ operating activities	(7)	12

Net cash provided by operating activities	2,370	762
Cash flows from financing activities:
Proceeds from long term debt	—	2,089
Payments on long term debt	(3,571)	(265)

Net cash provided by (used in) financing activities	(3,571)	1,824

Net increase (decrease) in cash and cash equivalents	(1,201)	2,586
Cash and cash equivalents at beginning of year	1,389	1,001

Cash and cash equivalents at end of quarter	$188	$3,587

Supplemental cash flow information:
Cash paid for interest	$422	$496
Cash paid for taxes	—	—
Non-cash transactions:
Note receivable given as consideration for payment of note payable	$—	$2,150
Notes payable extinguished through assignment of notes receivable	$—	$1,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of June 30, 2013 and September 30, 2012 and for the three and nine month periods ended June 30, 2013 and June 30, 2012, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 4, 2014, and any amendments thereto, for the Fiscal Year Ended September 30, 2012 (the “Fiscal Year Ended September 30, 2012”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

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

Future Funding

We have an accumulated deficit of approximately $85.9 million as of June 30, 2013. This deficit has been funded primarily through preferred stock and common stock, promissory notes and cash generated from operations.

At June 30, 2013, we had current liabilities of $6.1 million and current assets of $13.0 million.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table shows gross revenues and allowances for the three and nine months ended June 30, 2013 and 2012 (in thousands):

	Three months ended		Nine months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue from services	$7,194	$5,654	$21,737	$15,878
Allowances	(2,431)	(1,348)	(7,335)	(3,772)

Net revenue	$4,763	$4,306	$14,402	$12,106

Allowances percentage	34%	24%	34%	24%

The Company computes its estimate of bad debt by taking into account collections received, for the services performed and also estimating amounts collectible for the services performed within the last twelve months.

2. Discontinued Operations

As of June 30, 2013 and 2012, the operating assets of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as assets held for sale and the liabilities as liabilities of operations held for sale. We have reclassified the results of operations of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations.

The results of discontinued operations for the three and nine months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months ended		Nine Months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenue from services	$—	$—	$—	$5
Costs and expenses:
Selling, general and administrative expenses	—	—	—	2

Total costs and expenses	—	—	—	2
Income before income taxes	—	—	—	3
Taxation	—	—	—	—

Net income from discontinued operations	$—	$—	$—	$3

3. Net Income Per Share

	Three months ended (in thousands)		Nine months ended (in thousands)
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator for basic and diluted income per share:
Net income attributable to continuing operations	$1,425	$1,320	$4,439	$4,728
Net income attributable to discontinued operations	50	50	151	154
Denominator for basic earnings per share — weighted average shares	15,049,507	15,049,507	15,049,507	15,049,507
Numerator for diluted earnings per share:
Net income attributable to continuing operations	1,459	1,373	4,541	4,887
Net income attributable to discontinued operations	50	50	151	154
Denominator for diluted earnings per share — weighted average shares	61,644,872	62,844,872	61,644,872	62,844,872
Basic earnings per share of common stock:
Continuing operations	$0.09	$0.09	$0.29	$0.31
Discontinued operations	0.01	0.00	0.01	0.01

Total basic earnings per share of common stock	$0.10	$0.09	$0.30	$0.32

Diluted earnings per share of common stock:
Continuing operations	$0.02	$0.02	$0.07	$0.08
Discontinued operations	0.00	0.00	0.01	0.00

Total diluted earnings per share of common stock	$0.02	$0.02	$0.08	$0.08

For the three and nine month periods ended June 30, 2013 and 2012, the Company had stock options outstanding to purchase 6,760,000 common shares and warrants outstanding to purchase 360,000 and 846,250 common shares respectively, had strike prices above market value and are considered “out-of-the-money.” As a result they were excluded from the computation of diluted net income per share.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three and nine month periods ended June 30, 2013 and 2012, the following potential common shares outstanding are included in the computation of diluted net income per share: 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares, 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares. For the three and nine month periods ended June 30, 2013 and 2012, $1,350,000 and $2,100,000 respectively, of 2009 Bridge Financing convertible into 2,160,000 and 3,360,000 common shares respectively was included.

For the three and nine month periods ended June 30, 2013, interest expense of $34,000 and $102,000, respectively, related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share.

For the three and nine month periods ended June 30, 2012, interest expense of $53,000 and $159,000, respectively, related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2013	September 30, 2012
Gross accounts receivable	$29,193	$18,908
Reserves for bad debt	(16,639)	(9,304)

Accounts receivable, net	$12,554	$9,604

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

Long-term debt consists of the following (in thousands):

	June 30, 2013	September 30, 2012
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$3,086	$3,170
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	2,873	2,995
Bridge notes payable, 10% interest, matures on or before June 2014	1,350	4,663
Note payable, 9% interest per annum and matures in February 2016	222	274
Note payable, 10% interest per annum, matures September 2014	100	100

Total	7,631	11,202

Less current maturities of long term debt	(1,750)	(5,041)

Total long term debt	$5,881	$6,161

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following chart shows scheduled principal payments due on long-term debt as of June 30, 2013 for the next five years and thereafter (in thousands):

June 30,	Payments
2014	$1,750
2015	532
2016	458
2017	408
2018	443
Thereafter	4,040

Total	$7,631

6. Warrants

Outstanding exercisable warrants consisted of the following as of June 30, 2013:

Description	Remaining Life	Exercise Price	Warrants
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	9 months	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	9 months	0.63	150,000

			360,000

A summary of our stock warrant activity and related information at June 30, 2013 and September 30, 2012 is as follows:

	Number of Shares of Common Stock		Weighted-Average Exercise Price Per Share
	Nine months Ended June 30, 2013	Fiscal year Ended September 30, 2012	Nine months Ended June 30, 2013	Fiscal year Ended September 30, 2012
Warrants outstanding at beginning of the period	796,250	4,731,513	$0.52	$0.58
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	(436,250)	(3,935,263)	$0.50	$0.60

Warrants outstanding at end of the period	360,000	796,250	$0.55	$0.52

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. Stock Options

The following summarizes activities under the stock option plans:

	Number of Options		Weighted-Average Exercise Price Per Share
	Nine months ended June 30, 2013	Fiscal year ended September 30, 2012	Nine months ended June 30, 2013	Fiscal year ended September 30, 2012
Options outstanding at beginning of the period	6,760,000	7,260,000	$0.61	$0.61
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	—	(500,000)	—	0.61

Options outstanding at end of the period	6,760,000	6,760,000	$0.61	$0.61

Options vested/exercisable at end of the period	6,730,000	5,450,000	$0.61	$0.61

The following summarizes information for stock options outstanding as of June 30, 2013:

Exercise price	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life
$0.40	360,000	$0.40	0.50
$0.63	6,400,000	$0.63	2.05

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

This Form 10-Q report covers the fiscal quarter ended June 30, 2013.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

Net revenue from services was $4.8 million for the three month period ended June 30, 2013, compared to $4.3 million for the three month period ended June 30, 2012, representing an increase of $0.5 million. Net revenue from services was $14.4 million for the nine month period ended June 30, 2013, compared to $12.1 million for the nine month period ended June 30, 2012, representing an increase of $2.3 million. The increases for both periods were the result of an increase in the scope and price of services provided by the Company under the contracts to provide healthcare management the Company obtained in 2011.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $0.6 million, to $3.2 million in the three month period ended June 30, 2013 compared to $2.6 million in the three month period ended June 30, 2012. Selling, general and administrative expenses increased by $1.3 million, to $9.3 million in the nine month period ended June 30, 2013 compared to $8.0 million in the nine month period ended June 30, 2012. These increases were the result of the increased costs associated with the increase in scope of the contracts to provide healthcare services management. Amortization of stock-based compensation is included in selling, general and administrative expenses for the three and nine month periods ended June 30, 2013 and 2012.

INTEREST EXPENSE

Interest expense decreased $211,000 to $148,000 for the three month period ended June 30, 2013 as compared to $359,000 for the three month period ended June 30, 2012. Interest expense decreased $188,000 to $666,000 for the nine months ended June 30, 2013 from $854,000 for the nine months ended June 30, 2012. The decreases for the three and nine month periods ended June 30, 2013 and 2012 were primarily the result of a $4.8 decrease in long term debt due to payments on long term borrowings.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT JUNE 30, 2013, COMPARED TO SEPTEMBER 30, 2012:

CASH AND CASH EQUIVALENTS

As of June 30, 2013, cash and cash equivalents totaled $0.2 million, a decrease of $1.2 million when compared with the $1.4 million on hand at September 30, 2012. This decrease of 85.7% was primarily the result of the $3.6 million cash payments on long term debt, offset by net cash provided by operating activities of $2.4 million.

ACCOUNTS RECEIVABLES

As of June 30, 2013, accounts receivable, net of allowances for uncollectible accounts totaled $12.6 million, an increase of $3.0 million from $9.6 million at September 30, 2012. This increase was primarily due to the increased billings generated from an increase in the scope and price of healthcare management services provided by the Company.

LONG-TERM DEBT

Long-term debt (including current maturities) decreased $3.6 million from September 30, 2012 to June 30, 2013. This decrease reflects the $3.6 million cash payments made on long term debt during the period.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through cash flows from operations and short term bridge financing. We estimate that based on current plans and assumptions, that our available cash and cash flows from operations will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

As of June 30, 2013 we had a working capital of $6.9 million compared with working capital of $2.2 million at September 30, 2012. This increase in working capital of $4.7 was primarily a result of the $3.0 million increase in accounts receivable and the $3.3 million reduction in current maturities of long term debt, offset by a $1.2 million decrease in cash.

As of June 30, 2013 we had a stockholders’ deficit of $4.3 million, as compared to a stockholders’ deficit of $9.5 million as of September 30, 2012. The decrease in stockholders’ deficit was primarily a result of the $4.5 million in net income for the nine month period ended June 30, 2013.

During the nine month period ended June 30, 2013 there was $2.4 million cash provided by operating activities, compared to $0.8 million cash provided by operating activities for the nine month period ended June 30, 2012. This $1.6 million increase in cash provided by operations was primarily the result of the $1.5 million gain on retirement of note payable in 2012.

Cash used in financing activities totaled $3.6 million in the nine month period ended June 30, 2013 and was a result of cash payments on long term debt of $3.6 million. Cash provided by financing activities totaled $1.8 million in the nine month period ended June 30, 2012 and was provided by proceeds from notes payable of $2.1 million, offset by routine payments of $0.3 million.

Prior to the current fiscal year, we sustained operating losses since our inception and have an accumulated deficit of approximately $85.9 million as of June 30, 2013, as compared with an accumulated deficit of $90.5 million as of September 30, 2012. These losses have been funded principally through the issuance of preferred and common stock, the issuance of promissory notes and cash generated from operations.

We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources or the mix and relative cost of our capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report an evaluation was carried out by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures contained evidence of a material weakness as of the end of the fiscal quarter ended June 30, 2013.

(b) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that had a material effect on our internal control over financial reporting.

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