Form 10-K
period 2013-09-30
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2013

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

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Securities Exchange Act of 1934, the Registrant is filing this Form 10-K for the Fiscal Period Ended September 30, 2013 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013 and December 31, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011 and September 30, 2012.

FIRST PHYSICIANS CAPITAL GROUP, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

PART I

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-K contains forward-looking statements that may be subject to protection under the Private Securities Litigation Reform Act of 1995 and such statements should not be unduly relied upon. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

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

On January 13, 2010, SPMC entered into a sale/leaseback transaction pursuant to an asset purchase agreement dated January 13, 2010 whereby SPMC sold certain property to Southern Plains Associates, LLC (“SPA”). First Physicians Realty Group, LLC, owned 50% of SPA and Capital Investors of Oklahoma, LLC, owned the other 50%. The purchase price for the sale/leaseback transaction was paid to SPMC as follows: (i) $1,500,000 was paid in the form of a promissory note, dated January 13, 2010, and (ii) $4,500,000 was paid in cash at the closing. The $4,500,000 in cash proceeds was used to pay off short-term debt associated with the property sold in the amount of $3,700,942, plus related interest. SPMC received net proceeds of $732,221 after retirement of the debt and other associated closing costs. Restricted cash on deposit with the debt holder and pledged as a security on the debt in the amount of $1,524,091 was released and returned to us. In connection with the transaction, SPMC leased back from SPA the property sold, pursuant to a lease agreement dated December 16, 2009. The lease agreement provided for a 20-year term with an automatic 10-year renewal.

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

On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note in the principal amount of $500,000 and (ii) a convertible promissory in the principal amount of $1,000,000 (collectively, the “Bridge Notes”). On February 11, 2009, in addition to the issuance of the Bridge Notes, we issued four warrants to purchase Common Stock to the bridge lenders. See Note 6. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K.

On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (the “Second Bridge Lenders”). Subsequent to this second closing, Anthony J. Ciabattoni, holder of the $1,000,000 Bridge note from the first round of Bridge Financing, assumed three of the Second Bridge Notes, for a total of $100,000. See Note 6. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K.

On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009 in the principal amount of $100,000; (ii) a convertible promissory note, dated as of March 31, 2009, in the principal amount of $50,000 and (iii) a convertible promissory note, dated as of April 14, 2009, in the principal amount of $50,000. Of the total Bridge Financing, $1,600,000 was considered a related party transaction. See Item 8, Note 6. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K. Of the original Bridge Financing, $1,350,000 remained outstanding at September 30, 2013.

During the Fiscal Year Ended September 30, 2011, we entered into bridge financing transactions (the “2011 Bridge Financing”) where we entered into ten promissory notes, in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). We received the 2011 Bridge Financing in multiple installments as follows: $674,400, $549,600, $360,000, and $100,000 in August, September, November and December of 2011 respectively and $350,000 in January 2012. Each bridge note has attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. Of the total 2011 Bridge Financing, $1,559,000 was considered a related party transaction. The warrants were issued January 1, 2014. See Note 6. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K.

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

EMPLOYEES

At September 30, 2013, we had approximately 3 employees. As of March 28, 2014, we have two employees at the parent company level, including Sean Kirrane, Chief Executive Officer, and an administrative secretary. We consider our relations with employees to be good. None of our employees are represented by a labor union or work under any collective bargaining agreement.

All employees employed by First Physicians Resources, LLC are part of a staff leasing/contract labor operation and leased under staff leasing agreements to two hospital clients. At September 30, 2013, First Physicians Resources, LLC had approximately 174 employees. As of March 28, 2014 there were 170 employees employed by First Physicians Resources LLC. None of these employees are represented by a labor union or work under any collective bargaining agreement.

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

Item 1A.	RISK FACTORS

Because we are a “Smaller Reporting Company,” we are not required to disclose the information required by this item.

Item 2.	PROPERTIES

The following principal facilities are leased by us and are material to our operations:

Facility	Address	Lease Term	Monthly Rent		Area (sq. ft.)
Office Sublease from HSP, Inc.	433 N. Camden, Suite 810 Beverly Hills, California 90210	Lease expires 1/31/2018	$4,438	(1)	2,367
Office Sublease from Praxis Health Group, L.L.C	4323 N. W. 63rd Street Suite 232, Oklahoma City, OK 73116	Month to month	$2,700		Approx. 400

(1)	The lease agreement requires 3.0% annual increases beginning in 2014 through the term of the lease. See Note 9 in accompanying notes to the financial statements in this Form 10-K.

Item 3.	LEGAL PROCEEDINGS

The Company is party to various claims arising in the ordinary course of business. The Company has accrued approximately $660,000 related to various claims based on management’s assessment of the potential outcome. Actual settlement may be different from the accrued liability. However, in the opinion of the Company’s management, the ultimate liability in excess of the amounts accrued, if any, resulting from the disposition of these actions will not have a material effect on the consolidated financial position or results of operations.

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

The Fiscal Year Ended September 30, 2013	High	Low
First Quarter	$0.07	$0.01
Second Quarter	0.10	0.01
Third Quarter	0.01	0.00
Fourth Quarter	0.00	0.00

The Fiscal Year Ended September 30, 2012	High	Low
First Quarter	$0.10	$0.01
Second Quarter	0.10	0.01
Third Quarter	0.08	0.01
Fourth Quarter	0.01	0.01

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

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of Outstanding options, warrants and rights at Sep. 30, 2013	Weighted-average exercise price of outstanding options, warrants and rights at Sep. 30, 2013	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) at Sep. 30, 2013
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	7,120,000	$0.61	4,802,614

Total	7,120,000	$0.61	4,802,614

(1)	In 2001, at our 2001 Annual Meeting, our stockholders approved two equity compensation plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of Common Stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of Common Stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event will the maximum number of shares of Common Stock which may be issued under the 2001 Plan as incentive stock options exceed 20,000,000. As of September 30, 2013 based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 11,922,614. As of September 30, 2013, we have discontinued offering the ESPP. Since its inception, a total of 22,940 shares of Common Stock have been purchased pursuant to the ESPP.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Because we are a “Smaller Reporting Company,” we are not required to disclosure the information required by this item.

Item 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Stock-Based Compensation

The Company accounts for its stock options under the recognition and measurement principals of fair value set forth in FASB ASC Topic 718 Compensation – Stock Compensation. Our stock option plans are described in Note 11 to the financial statements contained in Item 8 of this Form 10-K.

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

RESULTS OF OPERATIONS (All amounts in thousands)

	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012
Net revenue from services	$19,392	$16,194
Cost and expenses:
Selling, general and administrative expenses	12,946	10,844
Depreciation and amortization	9	22

Total costs and expenses	12,955	10,866

Operating income	6,437	5,328
Other income (expense):
Interest expense	(866)	(1,126)
Gain on retirement of note payable	—	1,447

Total other income (expense)	(866)	321
Net income from operations before taxation	5,571	5,649
Income tax	—	(212)

Net income from continuing operations	5,571	5,437
Net income from discontinued operations, net of income taxes (including net gain on disposal of assets of $202 and $202, respectively. See Note 3. “Discontinued Operations”)	202	181

Net income	$5,773	$5,618

FISCAL YEAR ENDED SEPTEMBER 30, 2013 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2012

Revenue

Net revenue of $19.4 million was generated in the Fiscal Year Ended September 30, 2013 compared with $16.2 million in the Fiscal Year Ended September 30, 2012, an increase of 19.7%, primarily due to amendments to the service contracts secured in the Fiscal Year Ended September 30, 2011 that increased the scope of services we provided and increases prices of the services we provided. The provision for doubtful accounts of $9.9 million is netted against revenues for the period ended September 30, 2013. See Note 2 in the footnotes to the financial statements in this Form 10-K.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, consisted primarily of employee-related costs that are directly related to providing goods or services, such as salaries and benefits of administrative and support personnel, rent, amortization of stock based compensation, insurance premiums and costs relating to other outside services.

Selling, general and administrative expenses totaled $12.9 million in the Fiscal Year Ended September 30, 2013 and $10.9 million in the Fiscal Year Ended September 30, 2012, an increase of $2.0 million or 18.3%. This increase corresponds to the similar increase in revenue which was primarily the result of increased costs incurred in deliver more services to our customers.

Amortization of Stock-Based Compensation

Amortization of stock-based compensation consists of the expense incurred as the grant of options and warrants to purchase common stock vest over the term of the grant agreements. Since 2006, we have granted to officers, employees and members of our Advisory Board options to purchase our common stock.

No options were granted during the Fiscal Year Ended September 30, 2013 and 2012. Amortization of stock-based compensation expense decreased in Fiscal Year Ended September 30, 2013 to $574,000 compared to $766,000 during the Fiscal Year ended September 30, 2012. Amortization expense is included in selling, general and administrative expenses for presentation in the financial statements in this Form 10-K.

See Note 11 in the accompanying notes to the financial statements in this Form 10-K, “Stock Options” for a discussion of our stock option plans and stock-based compensation.

Operating Income

We had operating income in the Fiscal Year Ended September 30, 2013 of $6.4 million compared to operating income of $5.3 million in the Fiscal Year Ended September 30, 2012, or an increase of 20.8%. This increase was primarily the result of the increase in price and scope of services we provide under our contracts to provide healthcare services management the Company obtained in 2011.

Other Income

In the Fiscal Year Ended September 30, 2012, we realized a $1.4 million net gain on the retirement of a note payable.

Interest Expense

We recorded interest expense of $0.9 million in the Fiscal Year Ended September 30, 2013 and $1.1 million in the Fiscal Year Ended September 30, 2012, reflecting a decrease of $0.2 million or 18.2%. This decrease was due primarily due to the $3.3 million repayment of the 2011 and 2012 Bridge Financing during the Fiscal Year Ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through cash flows from operations, short term bridge financing and the sales of certain of our businesses. We estimate that based on current plans and assumptions, our available cash and cash flows from operations will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

Our cash and cash equivalents totaled $1.0 million as of September 30, 2013, compared with $1.4 million as of September 30, 2012, a decrease of 28.6%, primarily attributable to payments on long term financing of $3.7 million offset by $3.2 million cash provided by operating activities.

At September 30, 2013, we had working capital of $7.9 million as compared to working capital of $2.2 million at September 30, 2012, an increase in working capital of $5.7 million. The increase was due primarily to a $3.2 million decrease in current portion of the long term debts and a $4.1 million increase in net accounts receivable, offset by a $1.0 million increase in accrued expenses.

At September 30, 2013, we had a stockholders’ deficit of $3.1 million, compared to a stockholders’ deficit of $9.5 million at September 30, 2012, a decrease in the deficit of $6.4 million or 67.4%, primarily attributable to net income of $5.8 million for the Fiscal Year Ended September 30, 2013 and the recognition of stock-based compensation of $0.6 million.

We have long-term liabilities of $21.2 million as of September 30, 2013, compared to $21.9 million as of September 30, 2012, a decrease of $0.7 million or 3.2%, primarily due to a $0.5 million decrease in the non-current portion of long-term debt and a reduction of $0.2 million in deferred gain on sale of assets.

Net cash provided by operating activities totaled $3.2 million in the Fiscal Year Ended September 30, 2013, compared with $0.2 million cash used in operating activities in the Fiscal Year Ended September 30, 2012. The $3.4 million increase in cash provided by operations during the Fiscal Year Ended September 30, 2013 compared to 2012 was primarily the result of the increase in net income, increase in bad debt provision, and an increase in accrued expenses, offset by an increase in accounts receivable as of September 30, 2013. Also, in 2012, the Company recognized a gain on retirement of note payable.

Net cash used in financing activities was $3.7 million in the Fiscal Year Ended September 30, 2013, compared with $0.6 million provided by financing activities in the Fiscal Year Ended September 30, 2012. This decrease of $4.3 million was primarily due to increased payments on debt in the Fiscal Year Ended September 30, 2013 of $3.7 million compared to payments on debt of $1.5 million and proceeds from debt of $2.1 million in the Fiscal Year Ended September 30, 2012.

At September 30, 2013, we had total liabilities of $28.1 million, total assets of $37.3 million, current liabilities of $6.9 million, and current assets of $14.8 million.

FUNDING

We have an accumulated deficit of approximately $84.7 million as of September 30, 2013, which has been funded primarily through the issuance of preferred stock, the issuance of promissory notes and cash generated from operations.

On February 11, 2009, we completed the first closing of the Bridge Financing, a transaction in which we entered into the following two promissory notes, each dated as of February 6, 2009: (i) a convertible promissory note in the principal amount of $500,000 and (ii) a convertible promissory in the principal amount of $1,000,000 (collectively, the “Bridge Notes”). On March 3, 2009, we completed the second closing of the Bridge Financing, a transaction in which we entered into nine (9) promissory notes, each dated as of March 3, 2009, in the aggregate principal amount of $500,000 (the “Second Bridge Notes”), with various investors (the “Second Bridge Lenders”). On April 14, 2009, we completed the third closing of the Bridge Financing, a transaction in which we entered into the following three (3) promissory notes: (i) a convertible promissory note, dated as of March 31, 2009 in the principal amount of $100,000; (ii) a convertible promissory note, dated as of March 31, 2009, in the principal amount of $50,000 and (iii) a convertible promissory note, dated as of April 14, 2009, in the principal amount of $50,000. Of the total Bridge Financing, $1,600,000 was considered a related party transaction. See Item 8, Note 6. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K. Of the original Bridge Financing, $1,350,000 remained outstanding at September 30, 2013.

During the Fiscal Year Ended September 30, 2011, we entered into bridge financing transactions (the “2011 Bridge Financing”) where we entered into ten promissory notes, in the aggregate principal amount of $2,034,000 (the “2011 Bridge Notes”), with various investors (the “2011 Lenders”). We received the 2011 Bridge Financing in multiple installments as follows: $674,400, $549,600, $360,000, and $100,000 in August, September, November and December of 2011 respectively and $350,000 in January 2012. Each bridge note has attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. Of the total 2011 Bridge Financing, $1,559,000 was considered a related party transaction. The warrants were issued January 1, 2014. See Note 6. “Bridge Financing” in the accompanying notes to the financial statements in this Form 10-K. The 2011 Bridge Notes were paid in full, less accumulated interest, in the second and third quarters of the Fiscal Year Ended September 31, 2013, in installments of $420,000 and $1,614,000, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

First Physicians Capital Group, Inc.

We have audited the accompanying consolidated balance sheets of First Physicians Capital Group, Inc. (the “Company”), as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas

April 4, 2014

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$982	$1,389
Accounts receivable, net of allowance for uncollectible accounts	13,690	9,604
Prepaid expenses	66	51
Other current assets	14	7
Assets of discontinued operations	—	8

Total current assets	14,752	11,059
Property and equipment, net	2	11
Notes receivable	22,343	22,343
Other assets	249	268

Total assets	$37,346	$33,681

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,116	$884
Accrued expenses	3,132	2,176
Income taxes payable	212	212
Current maturities of long term debt	1,857	5,041
Liabilities of discontinued operations	557	572

Total current liabilities	6,874	8,885
Long term debt, net of current portion	5,692	6,161
Deferred gain	15,496	15,698

Total liabilities	28,062	30,744
Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of September 30, 2013 and 2012)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as of September 30, 2013 and 2012)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of September 30, 2013 and 2012)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of September 30, 2013 and 2012)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of September 30, 2013 and 2012)	153	153
Additional paid-in-capital	81,578	81,004
Accumulated deficit	(84,747)	(90,520)
Treasury stock, at cost (149,744 shares as of September 30, 2013 and 2012)	(104)	(104)

Total stockholders’ deficit	(3,120)	(9,467)

Total liabilities, preferred stock and stockholders’ deficit	$37,346	$33,681

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year	Year
	Ended	Ended
	September 30,	September 30,
	2013	2012
Net revenue from services	$19,392	$16,194
Cost and expenses:
Selling, general and administrative expenses	12,946	10,844
Depreciation and amortization	9	22

Total costs and expenses	12,955	10,866

Operating income	6,437	5,328
Other income (expense):
Interest expense	(866)	(1,126)
Gain on retirement of note payable	—	1,447

Total other income (expense)	(866)	321
Net income from operations before taxation	5,571	5,649
Income tax	—	(212)

Net income from continuing operations	5,571	5,437
Net income from discontinued operations, net of income taxes (including net gain on disposal of assets of $202 and $202, respectively. See Note 3. “Discontinued Operations”)	202	181

Net income	$5,773	$5,618

Basic earnings per share of common stock
Continuing operations	$0.37	$0.36
Discontinued operations	0.01	0.01

Total basic earnings per share of common stock	$0.38	$0.37
Diluted earnings per share of common stock
Continuing operations	$0.09	$0.09
Discontinued operations	0.01	0.00

Total diluted earnings per share of common stock	$0.10	$0.09

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except for shares data)

			Additional			Total
	Common Shares		Paid-in	Accumulated	Treasury	Stockholders’
	Stock	Amount	Capital	Deficit	Stock	Deficit
Balance at Sept. 30, 2011	15,049,507	$153	$80,238	$(96,138)	$(104)	$(15,851)
Net income	—	—	—	5,618	—	5,618
Stock based compensation	—	—	766	—	—	766

Balance at Sept. 30, 2012	15,049,507	$153	$81,004	$(90,520)	$(104)	$(9,467)
Net income	—	—	—	5,773	—	5,773
Stock based compensation	—	—	574	—	—	574

Balance at Sept. 30, 2013	15,049,507	$153	$81,578	$(84,747)	$(104)	$(3,120)

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal	Fiscal
	Year Ended	Year Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$5,773	$5,618
Net income from discontinued operations	202	181

Net income from continuing operations	5,571	5,437
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on retirement of note payable	—	(1,447)
Depreciation and amortization	9	22
Bad debt provision	9,881	5,066
Amortization of stock-based compensation	574	766
Changes in working capital components:
Accounts receivable	(13,967)	(10,615)
Prepaid expenses	(15)	9
Other assets	12	55
Accounts payable	232	(147)
Accrued expenses	956	403
Income taxes payable	—	212

Net cash provided by (used in) operating activities	3,253	(239)
Net cash provided by (used in) discontinued operations’ operating activities	(7)	20

Net cash provided by (used in) operating activities	3,246	(219)
Cash flows from financing activities:
Proceeds from convertible debt	—	2,089
Payments on convertible debt	(3,313)	(750)
Payments on long term debt	(340)	(732)

Net cash provided by (used in) financing activities	(3,653)	607

Net increase (decrease) in cash and cash equivalents	(407)	388
Cash and cash equivalents at beginning of year	1,389	1,001

Cash and cash equivalents at end of year	$982	$1,389

Supplemental cash flow information:
Cash paid for interest	$562	$855
Cash paid for taxes	$—	$—
Non-cash transactions:
Note receivable given as consideration for payment of note payable	$—	$2,150
Notes payable extinguished through assignment of notes receivable	$—	$1,500

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Simultaneously with the sale of the land and buildings, RHA and its wholly-owned subsidiaries executed a twenty (20) year lease for the hospital facilities. The leases have been accounted by First Physicians Realty Group as direct financing leases and reflected as notes receivable in the accompanying Consolidated Balance Sheet subsequent to the April 1, 2011 sale of the owned hospitals. To date, no payments have been received on these notes, and no interest income has been recorded. The note receivables are collateralized by the hospital real estate. Upon completion of the transaction a deferred gain of $4.0 million was recorded and is being amortized on a straight-line basis over the 20 year lease term. The Company recognized $0.2 million of amortization during the Fiscal Years Ended September 30, 2013 and 2012, which is included in net income from discontinued operations on the accompanying Consolidated Statements of Operations.

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

Cash and Cash Equivalents

Cash consists of cash on hand and amounts deposited with high quality financial institutions. Amounts on deposit at times exceeds the insurance limits. Cash equivalents are highly liquid instruments including cash in money market current accounts that are interest-bearing, capital guaranteed and without any withdrawal restrictions. As of September 30, 2013, cash deposits exceeded the federally insured limit of $250,000 by $732,000.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table shows gross revenues and allowances for the twelve months ended September 30, 2013 and 2012 (in thousands):

	Fiscal year ended
	September 30,	September 30,
	2013	2012
Revenue from services	$29,273	$21,260
Allowances	(9,881)	(5,066)

Net revenue	$19,392	$16,194

Allowances percentage	34%	24%

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

The Company’s income tax returns are subject to examination by taxing authorities for a period of three years from the date they are filed. As of September 30, 2013, the following tax years are subject to examination:

Jurisdiction	Open Years for Filed Returns	Return Filed in 2013
Federal	Fiscal years 2009 – 2011	—
California	Fiscal years 2009 – 2011	—

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

Concentration of Credit Risk and Sales

Our operations are concentrated in one area—rural critical access hospital management. For the Fiscal Years Ended September 30, 2013 and 2012 100% of our revenue was derived from operations in the state of Oklahoma. For the Fiscal Years Ended September 30, 2013 and 2012, 100% and 99%, respectively, of our revenue was derived from our management services and staff leasing contracts with one customer. At September 30, 2013 and 2012, 100% of our accounts receivable, respectively, was derived from our management services and staff leasing contracts with one customer.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

As of September 30, 2013 and 2012, the operating assets of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, SPA, Del Mar, and Point Loma, have been recorded as assets from discontinued operations and the liabilities as liabilities of discontinued operations. We have reclassified to discontinued operations, for all periods presented, the results of operations of RHA Tishomingo, LLC, RHA Anadarko, RHA Stroud, SPMC, SPA, Del Mar, and Point Loma.

The results of discontinued operations for the twelve months ended September 30, 2013 and 2012 are as follows (in thousands):

	Twelve months ended
	September 30,	September 30,
	2013	2012
Net revenue from services	$—	$11
Costs and expenses:
Selling, general and administrative expenses	—	32

Total costs and expenses	—	32
Loss before income taxes	—	(21)
Taxation	—	—

Total discontinued operations	$—	$(21)

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of the assets and liabilities from discontinued operations as of September 30, 2013 and 2012 is as follows (in thousands):

	September 30,	September 30,
	2013	2012
Assets
Other current assets	$—	$8

Total current assets	—	8

Total assets	—	8

Liabilities
Accounts payable	282	297
Accrued expenses	275	275

Total current liabilities	557	572

Total liabilities	$557	$572

4. Earnings/(Loss) Per Share

The amounts in the table below are in thousands except for per share amounts.

	Fiscal	Fiscal
	Year Ended	Year Ended
	September 30,	September 30,
	2013	2012
Numerator for basic earnings per share:
Net income attributable to continuing operations	$5,571	$5,437
Net income attributable to discontinued operations	202	181
Denominator for basic earnings per share — weighted average shares	15,049,507	15,049,507
Numerator for diluted earnings per share:
Net income attributable to continuing operations	5,706	5,572
Net income attributable to discontinued operations	202	181
Denominator for diluted earnings per share — weighted average shares	61,644,872	61,644,872
Basic earnings per share of common stock:
Continuing operations	$0.37	$0.36
Discontinued operations	0.01	0.01

Total basic earnings per share of common stock	$0.38	$0.37

Diluted earnings per share of common stock:
Continuing operations	$0.09	$0.09
Discontinued operations	0.01	0.00

Total diluted earnings per share of common stock	$0.10	$0.09

For the Fiscal Years Ended September 30, 2013 and 2012, stock options outstanding to purchase 6,760,000 common shares and warrants outstanding to purchase 360,000 and 796,250 common shares respectively, had strike prices above market value and are considered “out-of-the-money,” and were therefore excluded from the computation of diluted net income (loss) per share.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the Fiscal Years Ended September 30, 2013 and 2012, the following potential common shares outstanding are included in the computation of diluted net income per share: 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares, 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares, and $1,350,000 of 2009 Bridge Financing convertible into 2,160,000 common shares. For the Fiscal Years Ended September 31, 2013 and 2012, interest expense of $135,000 related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share.

5. Accounts receivable

Accounts receivable consisted of the following (in thousands):

	September 30,	September 30,
	2013	2012
Gross accounts receivable	$32,875	$18,908
Reserves for bad debt	(19,185)	(9,304)

Accounts receivable, net	$13,690	$9,604

6. Bridge Financing

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

The Bridge Lenders initially agreed to extensions as follows: the maturity date of the promissory note held by SMP, in the principal amount of $500,000, is extended to August 6, 2011; the maturity date of the promissory note held by Ciabattoni, in the principal amount of $1,000,000, is extended to February 6, 2013. Effective February 1, 2010, the interest rate was changed from 16% to 10% per annum for the Bridge Notes. As further discussed in Note 15 to the financial statements in this Form 10-K, “Subsequent Events”, each 2009 Bridge Lender agreed to extend the maturity date(s) of their respective Bridge Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Bridge Notes include a conversion feature allowing each Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Notes. As of September 30, 2013, none of the Bridge Lenders has effected such a conversion.

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

Each Second Bridge Note originally became due and payable on December 3, 2009, unless the maturity date is extended pursuant to the terms of an extension option. The Second Bridge Notes included a conversion feature allowing each Second Bridge Lender to convert all or any portion of the entire unpaid principal and any unpaid accrued interest at the date upon which the conversion is to be effected into a number of shares of Common Stock, determined by dividing the sum of the unpaid principal and unpaid accrued interest at the conversion date by the conversion price in effect at the conversion date. The initial conversion price is $0.625, which price is adjustable as set forth in the Second Bridge Notes. As of September 30, 2013, none of the Second Bridge Lenders has effected such a conversion.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

During the Fiscal Year Ended September 30, 2012, $750,000 of the 2009 Bridge Financing was repaid. Of the $750,000 paid, $75,000 and $175,000 was paid to SMP Investments I, LLC, and Anthony J. Ciabattoni respectively, both of which are considered related party transactions. As of September 30, 2013, $1,350,000 of the 2009 Bridge Financing remains outstanding.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2013	September 30, 2012
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$3,059	$3,170
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	2,830	2,995
Bridge notes payable, 10% interest, matures on or before June 2014	1,350	4,663
Note payable, 9% interest per annum, matures in February 2016	210	274
Note payable, 10% interest per annum, matures in September 2014	100	100

Total	7,549	11,202

Less current maturities of long term debt	(1,857)	(5,041)

Total long term debt	$5,692	$6,161

The following chart shows scheduled principal payments due as of September 30, 2013 on long-term debt for the next five years and thereafter (in thousands):

Fiscal Year Ended September 30,	Payments
FY 2014	$1,857
FY 2015	441
FY 2016	444
FY 2017	415
FY 2018	454
Thereafter	3,938

Total	$7,549

8. Warrants

Outstanding exercisable warrants consisted of the following as of September 30, 2013:

	Remaining	Exercise
Description	Life	Price	Warrants
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	6 months	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	6 months	0.63	150,000

			360,000

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of stock warrant activity and related information at September 30, 2013 and 2012 is as follows:

			Weighted-Average
	Number of Shares of Common Stock		Exercise Price Per Share
	Fiscal year Ended September 30, 2013	Fiscal year Ended September 30, 2012	Fiscal year Ended September 30, 2013	Fiscal year Ended September 30, 2012
Warrants outstanding at beginning of the period	796,250	4,731,513	$0.52	$0.58
Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	(436,250)	(3,935,263)	$0.50	$0.60

Warrants outstanding at end of the period	360,000	796,250	$0.55	$0.52

9. Commitments and Contingencies

The Company is party to various claims arising in the ordinary course of business. The Company has accrued approximately $660,000 related to various claims based on management’s assessment of the potential outcome. Actual settlement may be different from the accrued liability. However, in the opinion of the Company’s management, the ultimate liability in excess of the amounts accrued, if any, resulting from the disposition of these actions will not have a material effect on the consolidated financial position or results of operations.

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

We lease office space under non-cancelable operating leases that expire at various dates through 2030. We also lease certain equipment under capital leases. Rent expense was $80,065 in the Fiscal Year Ended September 30, 2013 and $96,161 in the Fiscal Year Ended September 30, 2012.

Future minimum lease obligations at September 30, 2013 for those leases having an initial or remaining non-cancelable lease term in excess of one year, are as follows (in thousands):

Operating
Year Ending September 30,	Leases
2014	$54
2015	56
2016	58
2017	59
2018 and thereafter	20

$247

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. Preferred Stock

Non-Redeemable Preferred Stock and Redeemable Preferred Stock

Effective February 24, 2000, we authorized 5,000,000 shares of preferred stock. The preferred stock is divided into several series. The Series 1-A Convertible Preferred Stock consists of 2,802,000 shares, the Series 2-A Convertible Preferred Stock consists of 1,672,328 shares, the Series 3-A Convertible Preferred Stock consists of 500,000 shares, the Series 4-A Preferred consists of 25,000 shares, the 5-A Preferred consists of 9,000 shares and the 6-A Preferred consists of 5,000 shares. Following completion of the sale of our BPO operations in Asia, no Series 3-A Preferred Stock or Series 4-A Preferred Stock remained outstanding and no shares of Series 3-A Preferred Stock or Series 4-A Preferred Stock were subsequently issued. During the Fiscal Year Ended September 30, 2008, we began issuing preferred stock designated as 6-A Preferred. Series 1-A Convertible Preferred Stock, Series 2-A Convertible Preferred Stock, 5-A Preferred and Series 6-A Preferred Stock outstanding as of end of the Fiscal Years Ended September 30, 2013 and 2012 is described below.

Series 1-A Convertible Preferred Stock

As of the end of the Fiscal Years Ended September 30, 2013 and 2012, we had 67,600 shares of Series 1-A Convertible Preferred Stock, convertible into 33,493 common shares with an aggregate liquidation value of $167,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 1-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $2.50 for each outstanding share of Series 1-A Convertible Preferred Stock and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 1-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 1-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 1-A Convertible Preferred Stock, shall be automatically converted into shares of Common Stock at the then-effective conversion price, immediately upon closing of a public offering of our Common Stock with aggregate gross proceeds of at least $10.0 million and a per share price of at least $5.00, or at the election of the holders of a majority of the outstanding shares of Series 1-A Convertible Preferred Stock. The holder of each share of Series 1-A Convertible Preferred Stock has the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the Series 1-A Convertible Preferred Stock. Holders of the Series 1-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by our Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 1-A Convertible Preferred Stock, these shares are subject to stated Series 1-A Convertible Preferred Stock conversion price adjustments. There are currently three holders of Series 1-A Convertible Preferred Stock.

Series 2-A Convertible Preferred Stock

As of the end of the Fiscal Years Ended September 30, 2013 and 2012, we had 3,900 shares of Series 2-A Convertible Preferred Stock outstanding with an aggregate liquidation value of $24,000. In the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the Series 2-A Convertible Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds, to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) $6.41 for each outstanding share of Series 2-A Convertible Preferred Stock and (B) an amount equal to declared but unpaid dividends on such shares, if any. Each share of Series 2-A Convertible Preferred Stock shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of Series 2-A Convertible Preferred Stock, subject to the surrendering of the certificates of the Series 2-A Convertible Preferred Stock, shall be automatically converted into shares of Common Stock at the then-effective conversion price, immediately upon closing of a public offering of our Common Stock with aggregate gross proceeds of at least $20.0 million and a per share price of at least $13.00, or at the election of the holders of a majority of the outstanding shares of Series 2-A Convertible Preferred Stock. The holder of each share of Series 2-A Convertible Preferred Stock has the right to that number of votes equal to the number of shares of Common Stock which would be issued upon conversion of the Series 2-A Convertible Preferred Stock. Holders of the Series 2-A Convertible Preferred Stock are entitled to non-cumulative dividends, if declared by our Board of Directors, of $0.20 per share annually. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 2-A Convertible Preferred Stock, these shares are subject to stated Series 2-A Convertible Preferred Stock conversion price adjustments. There is currently one holder of Series 2-A Convertible Preferred Stock.

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

Shares of 5-A Preferred Stock are subject to redemption at our option or if required by a majority of the outstanding 5-A Preferred shares after certain events have occurred (“Triggering Events”). Triggering Events include our failure to honor a properly tendered request for conversion and if our Common Stock is not eligible for quotation on certain public stock exchanges including the OTC Bulletin Board and the Nasdaq Small Cap Market. During the Fiscal Year ended September 30, 2011, our Common Stock became ineligible for quotation on any public stock exchange, resulting in the occurrence of a Triggering Event. As of September 30, 2013 and 2012 neither we nor a majority of the outstanding 5-A Preferred shares had required redemption. In February 2014, a majority of the Series 5-A Convertible Preferred Stock holders consented to waive their rights to demand registration. As a result of the majority consent, demand registration rights for all of the stockholders of the Series 5-A Convertible Preferred Stock were waived.

As of September 30, 2013 and 2012, there were 9,000 shares of 5-A Preferred outstanding, convertible into 28,800,000 common shares with an aggregate liquidation value of $9.01 million and an aggregate redemption value of $9.4 million. There are currently 61 holders of 5-A Preferred.

Series 6-A Convertible Preferred Stock

On March 31, 2008, we entered into a Series 6-A Preferred Stock and Warrant Purchase Agreement (the “6-A Purchase Agreement”), pursuant to which we issued and sold 3,585 shares of newly created class of convertible preferred stock, known as the 6-A Preferred and warrants to purchase an aggregate of 2,151,000 shares of Common Stock to a group of investors. Net proceeds from the issuance totaled $3.3 million. As of September 30, 2013, all of the warrants from the March 31, 2008 issuance have expired.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Shares of 6-A Preferred Stock are subject to redemption at our option or if required by a majority of the outstanding 6-A Preferred shares after certain events have occurred (“Triggering Events”). Triggering Events include our failure to honor a properly tendered request for conversion and if our Common Stock is not eligible for quotation on certain public stock exchanges including the OTC Bulletin Board and the Nasdaq Small Cap Market. During the Fiscal Year ended September 30, 2011, our Common Stock became ineligible for quotation on any public stock exchange, resulting in the occurrence of a Triggering Event. As of September 30, 2013 neither we nor a majority of the outstanding 6-A Preferred shares had required redemption. In February 2014, a majority of the Series 6-A Convertible Preferred Stock holders consented to waive their rights to demand registration. As a result of the majority consent, demand registration rights for all of the stockholders of the Series 6-A Convertible Preferred Stock were waived.

As of September 30, 2013 and 2012, there were 4,875 shares of 6-A Preferred outstanding, convertible into 15,600,000 common shares with an aggregate liquidation value of $4.9 million and an aggregate redemption value of $5.3 million. There are currently 37 holders of 6-A Preferred.

Related Party Interests in Preferred Stock

Our executive officers and affiliates held no shares of either Series 1-A Convertible Preferred Stock or Series 2-A Convertible Preferred Stock as of September 30, 2013 and 2012. They held 2,373 shares of 5-A Preferred and 1,643 shares of 6-A Preferred as of September 30, 2013 and 2012.

11. Stock Options

Stock-Based Compensation

There were no options to purchase shares of our Common Stock granted in the Fiscal Years Ended September 30, 2013 and 2012.

Stock Option Plans

In 2001, at our 2001 Annual Meeting, our stockholders approved two equity compensation plans: (a) our 2001 Stock Options/Stock Issuance Plan (the “2001 Plan”) and (b) our Employee Stock Purchase Plan (“ESPP”). The maximum number of shares of Common Stock that may be issued under the 2001 Plan cannot exceed 20% of the total shares of Common Stock outstanding at the time the calculation is made (including, on an as-converted basis, all convertible preferred stock, convertible debt securities, warrants, options and other convertible securities that are exercisable), but in no event will the maximum number of shares of Common Stock which may be issued under the 2001 Plan as incentive stock options exceed 20,000,000. As of September 30, 2013 based on the 20% calculation, the maximum number of shares issuable under the 2001 Plan was 14,264,477. As of September 30, 2013, we have discontinued offering the ESPP. Since its inception, a total of 22,940 shares of Common Stock have been purchased pursuant to the ESPP. We granted options to purchase 650,000 shares of our common stock during the Fiscal Years ended September 30, 2010. No options were granted during the Fiscal Year Ended September 30, 2013. Amortization of stock-based compensation expense was $574,000 and $766,000 for the Fiscal Years Ended September 30, 2013 and 2012 respectively.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following summarizes activities under the stock option plans:

	Number of Options		Weighted-Average Exercise Price Per Share
	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012
Options outstanding at beginning of the period	6,760,000	7,260,000	$0.61	$0.61
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	—	(500,000)	—	0.61

Options outstanding at end of the period	6,760,000	6,760,000	$0.61	$0.61

Options vested/exercisable at end of the period	6,730,000	5,450,000	$0.61	$0.61

The following summarizes information for stock options outstanding as of September 30, 2013:

Exercise price	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life
$0.40	360,000	$0.40	0.25
$0.63	6,400,000	$0.63	1.80

As of September 30, 2013, there was $89,294 in unrecognized compensation cost related to outstanding options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average of 9 months. As all options outstanding as of September 30, 2013 had strike prices above the market value, the shares are considered “out-of-the-money,” and they have no intrinsic value.

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

12. 401(k) Plan

We sponsor a 401(k) employee savings plan (“401(k) Plan”) under which eligible U.S. employees may choose to defer a portion of their eligible compensation on a pre-tax basis, subject to certain IRS limitations.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13. Income Taxes

Rate reconciliation:

	September 30,	September 30,
	2013	2012
Statutory federal income tax rate	$1,962,869	$1,910,377
Increase (reduction) in taxes resulting from:
State income taxes, net of federal benefit	251,347	261,228
Permanent differences	195,158	260,382
Change in valuation allowance	(2,409,374)	(2,292,014)
Other	—	72,107

Income tax provision	$—	$212,080

The deferred tax assets and liabilities were comprised of the following (in thousands):

	September 30,	September 30,
	2013	2012
Deferred tax assets:
— Net operating loss carry forward	$7,562	$13,646
— Accounts receivable reserves	7,560	3,808
— Deferred gain	1,327	1,404
— AMT carry forward	221	221

Net deferred tax assets	16,670	19,079
Valuation allowance	16,670	19,079

	$—	$—

The valuation allowance at September 30, 2013 principally applies to federal tax loss carry-forwards that, in the opinion of the management, are more likely than not to expire before we can use them.

As of September 30, 2013, we had net operating loss carry-forwards of approximately $19.9 million, available to offset future regular, alternative minimum and foreign taxable income, if any. Change of ownership of more than 50% occurred on June 22, 2001 and according to applicable U.S. tax laws, losses that occurred before that date are limited to $0.3 million per year for up to 20 years, totaling approximately $6.5 million. The loss carryovers will expire between 2012 and 2030. Changes in our ownership may lead to further restrictions in respect of the availability and use of these tax losses.

FASB ASC 740 creates a single model to address accounting for uncertainty in tax positions by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FASB ASC 740 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. There are no unrecognized tax benefits to disclose in the notes to the consolidated financial statements. Additionally, there were no tax penalties or interest recorded in the Fiscal Years Ended September 31, 2013 and 2012.

14. Related Party Transactions

Bridge Financing

During the Fiscal Year Ended September 30, 2012, $750,000 of the original 2009 Bridge Financing was repaid. Of the $750,000 paid, $75,000 and $175,000 was paid to SMP Investments I, LLC, and Anthony J. Ciabattoni respectively, both of which are considered related party transactions.

The 2011 Bridge Notes were paid in full, less accumulated interest, in the second and third quarters of the Fiscal Year Ended September 31, 2013, in installments of $420,000 and $1,614,000, respectively. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests, are considered related parties, and received $759,000, $380,000, and $420,000 respectively of the total payments.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

During the Fiscal Year Ended September 30, 2012, we entered into 2012 Bridge Financing in the aggregate principal amount of $1,279,000 (see Note 6 in the Notes to the financial statements in this Form 10-K) . The three lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests and are considered related parties.

The 2012 Bridge Notes were paid in full, less accumulated interest, in the second and third quarters of the Fiscal Year Ended September 31, 2013, in installments of $225,000 and $1,054,000, respectively. The three 2012 bridge lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests and are considered related parties. They received total payments of $620,000, $434,000, and 225,000 respectively.

15. Subsequent Events

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

Bridge Note Extensions

In January 2014, each 2011 Bridge Lender (see Note 6 to the financial statements in this Form 10-K “Bridge Financing”) agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June 2014. Also in January 2014, each 2009 Bridge Lender (see Note 6 to the financial statements in this Form 10-K “Bridge Financing”) agreed to extend the maturity date(s) of their respective Notes with the same terms and conditions contained in the originally executed Notes and related extensions until June of 2014. Three of the Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan each hold a 10% or greater voting interest and are considered related parties to this transaction.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act), as of September 30, 2013. Based on such evaluation, our Chief Executive Officer and Principal Accounting Officer determined that, as of September 30, 2013, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to our management, including our principal executive and financial officers or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework 1992” were used to make this assessment. Management believes that our internal control over financial reporting as of September 30, 2013 contained evidence of a material weakness based on those criteria. Specifically, a material weakness regarding the effectiveness of management’s financial reporting close process controls, specifically those relating to adequate oversight by management, adequate segregation of duties, adequate review and approval of journal entries and adequate review and approval of consolidating financial statements

This Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts smaller reporting companies from the auditor attestation requirement.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and certain information regarding each of our current directors and executive officers as of March 28, 2014. There are no family relationships among our directors or executive officers.

Name	Age	Position
Sean Kirrane	33	Chief Executive Officer and Chief Financial Officer

Robert N. Schwartz, PhD. (1)	71	Director

Richardson E. Sells (1)	64	Director

William Houlihan (1)	55	Director

(1)	Member of the Audit Committee and Compensation Committee.

David Hirschhorn. Since September 2005, Mr. Hirschhorn, age 41, served as our Chairman and CEO. Effective November 18, 2013, 2013, Mr. Hirschorn resigned as Chairman and CEO of the Company. Previously, Mr. Hirschhorn served on our Board of Directors and as Co-Chairman, Co-Chief Executive Officer and Co-Chief Financial Officer from July 2005 through September 2007, when he was appointed as sole Chairman and Chief Executive Officer. Prior to that, Mr. Hirschhorn co-managed a private equity firm from July 2001 through July 2005. During his career, he has been CEO and chairman of a number of turnarounds and start-ups. He was a managing director at Cruttenden Roth (now Roth Capital Partners) from May 1994 to March 1997. Mr. Hirschhorn also worked for The Nikko Securities Co. International, Inc. as an investment banker in their New York office from 1991 to 1994, where as part of a team he built a new department that provided financial advice and raised capital for domestic and international clients. He began his career as a consultant for KPMG Peat Marwick and later worked as a senior consultant for Deloitte & Touche from 1997 to 2000. Mr. Hirschhorn earned a BA from the University of Michigan in Political Science. See Subsequent Events Note 17 in this Form 10-K for details regarding his resignation.

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

Board Meetings and Committees

During the fiscal year ended September 30, 2013, the Board of Directors met via teleconference 8 times.

The Audit Committee, which held one meeting during the fiscal year ended September 30, 2013, assists in the Board of Directors’ oversight of our financial statements and compliance with legal and regulatory requirements and the qualifications and performance of our independent auditor. The Audit Committee currently has two members: Mr. Houlihan and Mr. Sells. Each of Mr. Houlihan and Mr. Sells is an independent director in accordance with the NASDAQ listing standards. None of Mr. Houlihan and Mr. Sells is considered an “audit committee financial expert,” as that term is currently defined under the applicable rules and regulations of the SEC. The Audit Committee does not have an “audit committee financial expert” because it has not been able to identify a qualified candidate.

The Compensation Committee, held one meeting during the fiscal year ended September 30, 2013, is comprised of Dr. Schwartz, Mr. Houlihan and Mr. Sells. The primary purpose of the Compensation Committee is to determine, or recommend to the Board of Directors for its determination, the compensation of our Chief Executive Officer and our other executive officers to ensure that our executive officers are fairly compensated based upon their performance and contribution to us. In addition, the Compensation Committee will produce an annual report on executive compensation for inclusion in our annual proxy statement filed with the SEC, in accordance with applicable rules and regulations.

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

Compensation of Directors

Mr. Hirschhorn was the only director also serving as a full-time employee of ours as of September 30, 2013. He received no additional compensation for serving as a director. With respect to non-employee, independent directors, our philosophy is to provide competitive compensation necessary to attract and retain qualified non-employee, independent directors.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the Fiscal Year Ended September 30, 2013, and any written representations from reporting persons that no Form 5 is required, there were no untimely reports required by Section 16(a) of the Exchange Act during the Fiscal Year Ended September 30, 2013.

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

THE FISCAL YEARS ENDED SEPTEMBER 30, 2013 AND 2012 SUMMARY EXECUTIVE COMPENSATION TABLE

The following table sets forth information concerning total compensation paid or earned during the Fiscal Years Ended September 30, 2013, and 2012 for the persons who served during the Fiscal Years Ended September 30, 2013 and 2012.

		Salary	Bonus		Total
Name and Principal Position	Year	($)	($)		($)
David Hirschhorn	September 30, 2012	$635,000	$—		$635,000
Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	September 30, 2013	$661,500	$—	(1)	$661,500
Sean Kirrane	September 30, 2012	$165,000	$—		$165,000
Chief Executive Officer and Chief Financial Officer (2)	September 30, 2013	$202,500	$480,000		$682,500

(1)	Mr. Hirschhorn’s employment agreement terminated in July 2013. The agreement was extended for three months, with a based compensation of $30,000 monthly, or $360,000 annually. Mr. Hirschorn resigned as Chairman and CEO of the Company November 18, 2013. See Subsequent Events Note 17 for details regarding his resignation and the payout of his accrued compensation.
(2)	During 2012 and 2013, Mr. Kirrane served as VP Finance, and Principal Accounting Officer. In June, 2013, Mr. Kirrane was appointed Chief Financial Officer. In November 2013, Mr. Kirrane was appointed Chief Executive Officer. Mr. Kiranne’s bonuses were accrued for, but were not paid, as of September 30, 2013.

EMPLOYMENT AGREEMENTS

Mr. Hirschorn

Mr. Hirschhorn was party to an employment agreement with us dated effective as of July 1, 2008 and approved by our Compensation Committee. The employment agreement expires on July 1, 2013. Under the employment agreement, Mr. Hirschhorn receives annual base salaries for the years Ended July 1, 2009, 2010, 2011, 2012 and 2013 of $480,000, $540,000, $600,000, $630,000 and $661,500, respectively, and is eligible for an annual incentive bonus as determined by the Compensation Committee in an amount not to exceed three times his base salary for that fiscal year or 10% of our EBITDA for the immediately preceding fiscal year. Mr. Hirschhorn entered into an Option Grant Agreement pursuant to the 2001 Plan, effective July 1, 2008, pursuant to which Mr. Hirschhorn was granted the option to acquire 6,250,000 shares of our Common Stock at an exercise price of $0.625. The shares underlying this option vest according to the following schedule: 1,250,000 vested on July 1, 2009, 1,250,000 on July 1, 2010, 1,250,000 on July 1, 2011, 1,250,000 on July 1, 2012, and the remaining 1,250,000 on July 1, 2013. Pursuant to the plan, Mr. Hirschhorn’s stock options expired three months after his departure from the Company on November 18, 2013.

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

THE FISCAL YEAR ENDED SEPTEMBER 30, 2013 — OUTSTANDING EQUITY AWARDS

The following table summarizes information with respect to our outstanding equity awards held by executive officers at September 30, 2013.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(3)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
David Hirschhorn Chief Executive Officer (formerly Co-Chief Executive Officer and Co-Chief Financial Officer)	6,250,000	0	$0.63	7/1/2015
Sean Kirrane, VP of Finance & Chief Accounting Officer	120,000	30,000	$0.63	6/14/2017

(1)	On July 1, 2008, our Compensation Committee approved the issuance of options to purchase 6,250,000 shares of our Common Stock pursuant to the 2001 Plan to David Hirschhorn. These options are exercisable for a period of seven years at an exercise price of $0.625 per share. See Note 17. “Subsequent Events” in the accompanying notes to the financial statements in this Form 10-K, regarding Mr. Hirschorn’s departure from the Company on November 18, 2013. Pursuant to the plan, Mr. Hirschhorn’s stock options expired three months after his departure from the Company on November 18, 2013.
(2)	On June 14, 2010, our Compensation Committee approved the issuance of options to purchase 150,000 shares of our Common Stock pursuant to the 2001 Plan to Sean Kirrane. These options are exercisable for a period of seven years at an exercise price of $0.625 per share.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2013 — POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

The following tables show the estimated amount of potential payments, as well as estimated value of continuing benefits, assuming the executive officer’s employment terminated effective September 30, 2013, and based on compensation and benefit levels in effect on September 30, 2013. Due to the numerous factors involved in estimating these amounts, the actual benefits and amounts payable can only be determined at the time of an executive officer’s termination.

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

Mr. Hirschorn resigned as Chairman and CEO of the Company November 18, 2013. See Item 8, Footnote 15 “Subsequent Events” for details regarding his resignation and the payout of his accrued compensation package.

SEAN KIRRANE, VP of FINANCE AND PRINCIPAL ACCOUNTING OFFICER

				Involuntary
				Termination
	Voluntary	Involuntary Not		Without Cause
	Termination	For		or Termination
Benefits/Payments	(including	Cause	For Cause	for Good
Upon Termination	Retirement)	Termination	Termination	Reason
Salary(1)	$37,500	$37,500	$37,500	$37,500
Salary (2)	$82,500	$82,500	$82,500	$82,500
Salary (3)	$165,000	$165,000	$165,000	$165,000

(1)	In the event Mr. Kirrane’s employment is terminated in the first six months of employment, he shall receive the continued payment of his base salary for three months.
(2)	In the event Mr. Kirrane’s employment is terminated between six and twenty four months of employment, he shall receive the continued payment of his base salary for six months.
(3)	In the event Mr. Kirrane’s employment is terminated after two years of employment, he shall receive the continued payment of his base salary for twelve months.

THE FISCAL YEAR ENDED SEPTEMBER 30, 2013 DIRECTOR COMPENSATION

We did not compensate non-employee members of our Board of Directors during the Fiscal Year Ended September 30, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Title of Class	Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
	5% Holders or Potential 5% Holders of Common Stock
Common(2)	SMP Investments I, LLC	16,797,618	51%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037 (4)
Common	Ciabattoni Living Trust 8/17/2000	11,822,917	36%
	16 Lagunita Drive
	Laguna Beach, CA 92561 (5)
Common	The Kupfer Family Trust UTD May 3, 2009	2,384,250	16%
	P.O. Box 9330	7%
	Rancho Santa Fe, CA 92067
	Current Directors and former directors
Common	Robert N. Schwartz, Ph.D (7)	185,857	0.6%
Common	David Hirschhorn (3)	5,482,800	17%
Common	Richardson E. Sells (8)	380,000	1.2%
Common	William Houlihan (11)	1,100,000	3.3%
	Current Officers
	Sean Kirrane	93,750
Common	Current directors and officers as a group (7 persons) (10)	7,212,171	22%
	5% Holders of Series 1-A Convertible Preferred Stock
Series 1-A Preferred	Ron Soderling	40,000	59%
	901 Dove Street, Suite 270
	Newport Beach, CA 92660
Series 1-A Preferred	First Clearing Corporation	20,000	30%
	PO Box 6570
	Glen Allen, VA 23058
Series 1-A Preferred	Steven Tingey Jt Ten	7,600	11%
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
	c/o Keith Lehman, Managing Member
	960 Third Street, Apt. 204
	Santa Monica, CA 90403
	Current Directors
Series 5-A Preferred	David Hirschhorn	131	1.5%
Series 5-A Preferred	Todd Parker	135	1.5%
Series 5-A Preferred	William Houlihan	250	2.8%
Series 5-A Preferred	Richardson E. Sells	—	—
Series 5-A Preferred	Robert N. Schwartz, Ph.D	—	—
	Former Officers
Series 5-A Preferred	David Hirschhorn	131	1.4%
Series 5-A Preferred	Current directors and officers as a group (7 persons) (10)	516	5.8%
	5% Holders of Series 6-A Preferred Stock
Series 6-A Preferred	Ciabattoni Living Trust 8/17/2000	600	12%
	16 Lagunita Drive
	Laguna Beach, CA 92561
Series 6-A Preferred	Darras Revocable Trust dated 9/2/94	250	5.1%
	600 South Indian Hill Boulevard
	Claremont, CA 91711
Series 6-A Preferred	SMP Investments I, LLC	1,000	21%
	c/o HSP Group, LLC
	875 Prospect Street, Suite 220
	La Jolla, CA 92037
Series 6-A Preferred	Hector S. Torres	300	6.2%
	c/o Joseph Apuzzo, CPA
	150 Airport Road, Suite 1000
	Lakewood, NJ 08701
Series 6-A Preferred	James Chao	350	7.2%
	5471 Kearny Villa Road, # 200
	San Diego, CA 92123
	Current Directors
Series 6-A Preferred	David Hirschhorn	—	—
Series 6-A Preferred	Todd Parker	—	—
Series 6-A Preferred	William Houlihan	—	—
Series 6-A Preferred	Richardson E. Sells	—	—
Series 6-A Preferred	Robert N. Schwartz, Ph.D	—	—
	Former Officers
Series 6-A Preferred	David Hirschhorn	—	—
Series 6-A Preferred	Current directors and officers as a group (7 persons) (10)	—	—

(1)	Except as otherwise indicated, we believe that the beneficial owners of the securities listed have sole investment and voting power with respect to their shares.
(2)	The number of shares of Common Stock shown as beneficially owned by any person or entity includes all Preferred Stock, options, warrants and other convertible securities currently exercisable by that person or entity within 60 days of March 28, 2014. The percentages of beneficial ownership of Common Stock shown assume the exercise or conversion of all preferred stock, options, warrants and other securities convertible into Common Stock held by such person or entity currently exercisable within 60 days of March 28, 2014, but not the exercise or conversion of preferred stock, options, warrants and other convertible securities held by other holders of such securities.
(3)	Consists of (a) 1,250,000 restricted shares of Common Stock granted in connection with Mr. Hirschhorn’s Employment Agreement, dated as of July 18, 2005; (b) 419,200 shares beneficially owned by Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, which directly holds 125 shares of 5-A Preferred and 6 shares of 5-A Preferred owned by him individually, which are convertible into 400,000 shares of Common Stock; (c) 60,000 shares of Common Stock issued to Mr. Hirschhorn in his capacity as President of Hope & Abel Investments, LLC, pursuant to the exercise of a warrant dated July 18, 2005; (d) 2,500,000 vested options convertible into shares of Common Stock and (e) 3,600 warrants dated January 7, 2011. Mr. Hirschhorn resigned from the Company effective November 18, 2013.
(4)	Consists of (a) 1,250 shares of 5-A Preferred, which are convertible into 4,000,000 shares of Common Stock; (b) 1,000 shares of 6-A Preferred which are convertible into 3,200,000 shares of Common Stock; (c) 1,014,285 shares of Common Stock at $0.45 per share; (d) a warrant to purchase 1,200,000 shares of Common Stock at a price of $0.3125 per share; (e) warrants to purchase an aggregate of 1,250,000 shares of Common Stock at a price of $0.50 per share; (f) warrants to purchase an aggregate of 333,333 shares of Common Stock at a price of $0.75 per share and (g) $500,000 of debt convertible at $0.625 per share into 800,000 shares of Common Stock.
(5)	Consists of (a) 600 shares of 5-A Preferred, which are convertible into 1,920,000 shares of Common Stock; (b) 600 shares of 6-A Preferred, which are convertible into 1,920,000 shares of Common Stock; (c) a warrant to purchase 600,000 shares of Common Stock at a price of $0.3125 per share; (d) warrants to purchase an aggregate of 1,556,250 shares of Common Stock at a price of $0.50 per share; (e) warrants to purchase an aggregate of 666,667 shares of Common Stock at a price of $0.75 per share and (f) $1,000,000 of debt convertible at $0.625 per share into 1,600,000 shares of Common Stock.
(6)	Consists of (a) 361,389 shares of Common Stock, of which (i) 350,000 restricted shares were granted in connection with Mr. Parker’s employment agreement, dated as of July 18, 2005, of which 48,611 have been cancelled pursuant to termination of Mr. Parker’s employment agreement, and (ii) 60,000 were issued pursuant to the exercise of a warrant dated July 18, 2005, and (b) 135 shares of 5-A Preferred, which are convertible into 432,000 shares of Common Stock.
(7)	Consists of (a) 982 shares directly owned by Dr. Schwartz; (b) 1,125 shares owned in a trust on behalf of Dr. Schwartz and (c) 183,750 shares of Common Stock issuable upon exercise of Dr. Schwartz’s stock options.
(8)	Consists of (a) 180,000 shares of Common Stock issuable upon exercise of Mr. Sells’ stock options; (b) 200,000 shares of Common Stock and which are currently vested; (c) warrants to purchase 60,000 shares of Common Stock at a price of $0.50 per share.
(9)	Consists of (a) 125 shares of 5-A Preferred which are convertible into 400,000 shares of Common Stock; (b) 60,000 shares of Common Stock issued pursuant to the exercise of a warrant dated July 18, 2005 and (c) 15,000 shares of Common Stock granted pursuant to the exercise of a warrant dated September 18, 2006.
(10)	Includes shares held directly, as well as shares held jointly with family members, held in retirement accounts, held in a fiduciary capacity, held by certain of the group members’ families, or held by trusts of which the group member is a trustee or substantial beneficiary, with respect to which shares the group member may be deemed to have sole or shared voting or investment powers.
(11)	Consists of (a) 250 shares of 5-A Preferred, which are convertible into 800,000 shares of Common Stock and (b) 300,000 shares of Common Stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Related Party Transactions

During the Fiscal Year Ended September 30, 2012, $750,000 of the original 2009 Bridge Financing was repaid. Of the $750,000 paid, $75,000 and $175,000 was paid to SMP, and Anthony J. Ciabattoni respectively, both of which are considered related party transactions.

The 2011 Bridge Notes were paid in full, less accumulated interest, in the second and third quarters of the Fiscal Year Ended September 31, 2013, in installments of $420,000 and $1,614,000, respectively. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests, are considered related parties, and received $759,000, $380,000, and $420,000 respectively of the total payments.

The 2011 Bridge Financing had attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. These warrants were issued January 1, 2014. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and are considered related parties to this transaction and received 850,080, 425,600, and 470,400 of the total warrants.

During the Fiscal Year Ended September 30, 2012, we entered into 2012 Bridge Financing in the aggregate principal amount of $1,279,000 (see Note 6 in the Notes to the financial statements in this Form 10-K). The three lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests and are considered related parties, and held $620,000, $434,000, and $225,000 of the notes respectively.

The 2012 Bridge Notes were paid in full, less accumulated interest, in the second and third quarters of the Fiscal Year Ended September 31, 2013, in installments of $225,000 and $1,054,000, respectively. The three 2012 bridge lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold 10% or greater voting interests and are considered related parties.

The 2012 Bridge Financing had attached warrants to purchase an aggregate of 4,092,800 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. These warrants were issued January 1, 2014. The 2012 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan each hold a 10% or greater voting interest and are considered related parties to this transaction and received 1,984,000, 1,388,800, and 720,000 warrants respectively.

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

We have engaged Whitley Penn LLP to audit our financial statements for the Fiscal Years Ended September 30, 2013 and September 30, 2012. The decision to engage Whitley Penn LLP as our independent auditors for Fiscal Year Ended September 30, 2013 has been approved by the Board of Directors, the Audit Committee and our stockholders.

Fees

Aggregate fees for professional services rendered to us by Whitley Penn LLP as of or for the Fiscal Year Ended September 30, 2013 and 2012, respectively, were:

	Year	Year	Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2013	2012	2011
Audit Fees	$110,126	$141,070	$188,464
Audit-Related Fees	$—	$—	$—
Tax Fees	$30,000	$32,450	$27,315
All Other Fees	$—	$—	$9,200

Total	$140,126	$173,520	$224,979

Audit fees for the Fiscal Year Ended September 30, 2013 and 2012 were for professional services rendered for the audits of our consolidated financial statements and the reviews of certain subsidiary companies and the quarterly reviews of the financial statements included in our Forms 10-Q.

Audit Related fees for the Fiscal Year Ended September 30, 2013, and 2012 would have been for accounting consultations, capital issuances and review of responses to various SEC comment letters.

Tax fees for the Fiscal Year Ended September 30, 2013, and 2012 were for services related to tax compliance and advisory services including assistance with review of tax returns, advice on goods and services taxes and duties in various jurisdictions and ad hoc corporate tax planning and advice.

We had no other fees for professional services rendered by our independent auditors during the Fiscal Years Ended September 30, 2013 and 2012 respectively.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee pre-approves audit and non-audit services provided by our independent auditors at its quarterly meetings.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules have been omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(3)	See exhibit index for documents that are filed as exhibits to this Form 10-K (exhibits marked with an asterisk (*) have been previously filed with the SEC as indicated and are incorporated herein by reference).

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

Signature	Title	Date
/s/ Sean Kirrane	Chief Executive Officer	April 4, 2014

/s/ Sean Kirrane	Principal Accounting Officer	April 4, 2014
Sean Kirrane

/s/ Robert N. Schwartz	Director	April 4, 2014
Robert N. Schwartz

/s/ Richardson E. Sells	Director	April 4, 2014
Richardson E. Sells

/s/ William Houlihan	Chairman of the Board, Director	April 4, 2014
William Houlihan

EXHIBIT INDEX

Exhibit No.	Description

3.1 *	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2 *	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3 *	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4 *	Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.5 *	Agreement and Plan of Merger dated as of December 14, 2000, among the Registrant, OTT Acquisition Corp., Online Transaction Technologies, Inc. and its Shareholders (filed as Exhibit 10.11 to the Form 10-Q, as filed with the SEC on December 15, 2000)

3.6 *	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.7 *	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period Ended October 31, 2002, as filed with the SEC on December 5, 2002)

3.8 *	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.9 *	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period Ended October 31, 2005, as filed with the SEC on December 20, 2005)

3.10 *	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to the Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.52 herein)

3.11 *	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.12 *	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.13 *	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.14 *	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

3.15 *	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1 *	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

Exhibit No.	Description

4.2 *	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

10.1 *	Form of Limited Guaranty by Tri-Isthmus Group, Inc. (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

10.2 *	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

10.3 *	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

10.4 *	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

10.5 *	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.6 *	Form of Waveland Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 3, 2008)

10.7 *	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

10.8 *	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated May 29, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 4, 2008)

10.9 *	Employment Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.10 *	Form of Option Grant Agreement of David Hirschhorn, dated as of July 1, 2008 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 7, 2008)

10.11 *	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated September 8, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on September 12, 2008)

10.12 *	Employment Agreement of Thomas Rice, dated effective as of November 10, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on November 14, 2008)

10.13 *	Form of Loan Agreement, effective November 6, 2008, among RHA Anadarko, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Tishomingo, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 17, 2008)

Exhibit No.	Description

10.14 *	Form of Loan Agreement, effective November 6, 2008, among RHA Tishomingo, LLC, Tri-Isthmus Group, Inc., Rural Hospital Acquisition, LLC, First Physicians Community Healthcare Services, Inc., RHA Stroud, LLC, RHA Anadarko, LLC, TSG Physicians Group, LLC, and Canadian State Bank (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.15 *	Form of Promissory Note, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.16 *	Form of Promissory Note, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.17 *	Form of Promissory Note, effective November 6, 2008, by RHA Tishomingo, LLC, in favor of Canadian State Bank (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.18 *	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.8 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.19 *	USDA Guaranty Agreement, effective November 6, 2008, by RHA Stroud, LLC, in favor of Valliance Bank (filed as Exhibit 10.9 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.20 *	USDA Guaranty Agreement, effective November 6, 2008, by RHA Anadarko, LLC, in favor of Canadian State Bank (filed as Exhibit 10.10 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.21 *	Form of Guaranty of Tri-Isthmus Group, Inc., dated December 11, 2008, in favor of Carol Schuster (filed as Exhibit 10.12 to the Form 8-K, as filed with the SEC on December 17, 2008)

10.22 *	Convertible Promissory Note Issued in Favor of SMP Investments I, LLC (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.23 *	Convertible Promissory Note Issued in Favor of Anthony J. Ciabattoni, Trustee of the Ciabattoni Living Trust dated August 17, 2000 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.24 *	Form of Warrant No. 108 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.25 *	Form of Warrant No. 109 (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.26 *	Form of Warrant No. 110 (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.27 *	Form of Warrant No. 111 (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on February 13, 2009)

10.28 *	Form of Convertible Promissory Note (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 5, 2009)

Exhibit No.	Description

10.29 *	Form of Warrant (exercisable at $0.50 per share) issued to each of Michael Ciabattoni, Scott Casey, Jean Heaton, Stephanie Heaton, Jennifer Heaton, Cobea Associates, LLC, William Wallace, Trustee of the Wallace Family Revocable Trust dated April 23, 2001, Otto J. Claricurzio, and Phillip J. Ciabattoni (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.30 *	Form of Warrant (exercisable at $0.75 per share) issued to each of Michael Ciabattoni, Scott Casey, Jean Heaton, Stephanie Heaton, Jennifer Heaton, Cobea Associates, LLC, William Wallace, Trustee of the Wallace Family Revocable Trust dated April 23, 2001, Otto J. Claricurzio, and Phillip J. Ciabattoni (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on March 5, 2009)

10.31 *	Form of Convertible Promissory Note issued to each of Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.32 *	Form of Warrant (exercisable at $0.50 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.33 *	Form of Warrant (exercisable at $0.75 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.34 *	Form of Warrant (exercisable at $0.75 per share) Frank Darras, Trustee of the Darras Family Trust, SFV, Incorporated, NFS LLC/FMTC Rol IRA FBO Neal Katz A/C LMG-001902 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on April 20, 2009)

10.35 *	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.36 *	Form of Investor Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.37 *	Form of Medical Advisory Board Warrant (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on June 12, 2009)

10.38 *	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.39 *	Form of Warrant issued in connection with 5-A (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.40 *	Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, dated October 19, 2009 (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.41 *	Form of Warrant issued in connection with 6-A (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on October 23, 2009)

10.42 *	Form Subscription Agreement, dated December 3, 2009 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on December 14, 2009)

10.43 *	Form of Warrant (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on December 14, 2009)

Exhibit No.	Description

10.44 *	Form of Asset Purchase Agreement (filed as Exhibit 10.1 to Form 8-K as filed with the SEC on January 14, 2011)

10.45 *	Form of Agreement for Purchase and Sale of Real Property (filed as Exhibit 10.2 to Form 8-K as filed with the SEC on January 14, 2011)

10.46 *	Form of Transition Services Agreement (filed as Exhibit 10.3 to Form 8-K as filed with the SEC on January 14, 2011)

10.47 *	Form of Corporate Guaranty (filed as Exhibit 10.4 to Form 8-K as filed with the SEC on January 14, 2011)

10.48 *	Form of Stock Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.49 *	Form of Asset Purchase Agreement (filed as Exhibit 10.2 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.50 *	Form of Promissory Note (filed as Exhibit 10.3 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.51 *	Form of Promissory Note (filed as Exhibit 10.4 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.52 *	Form of Guaranty (filed as Exhibit 10.5 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.53 *	Form of Guaranty (filed as Exhibit 10.6 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.54 *	Form of Real Estate Purchase Agreement (filed as Exhibit 10.7 to the Form 8-K, as filed with the SEC on July 26, 2011)

10.55 *	Form of 2011 Promissory Note (filed as Exhibit 10.58 to the 2011 Form 10-K, as filed with the SEC on April 2, 2014)

10.56 *	Form of 2012 Promissory Note (filed as Exhibit 10.1 to the Form 10-Q for the Quarter ended March 31, 2012, as filed with the SEC on April 2, 2014)

10.57	Form of 2013 Promissory Note

10.58	Form of Warrant issued in connection with 2011 and 2012 Promissory Notes

10.59	Form of Waiver Agreement

10.60	Form of Subordination Agreement

14.1 *	Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008 (filed as Exhibit 14.1 to the Form 10-K, as filed with the SEC on January 13, 2009)

21.1	Subsidiaries of First Physicians Capital Group, Inc. (f/k/a Tri-Isthmus Group, Inc.)

23.1	Consent of Whitley Penn LLP.

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.