Form 10-Q
period 2013-12-31
First Physicians Capital Group, Inc.
filed 2014-04-04
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

EXPLANATORY NOTE

The last periodic report of First Physicians Capital Group, Inc. (the “Registrant”) filed with the Securities and Exchange Commission was the Form 10-Q for the Fiscal Quarter Ended December 31, 2010, filed February 22, 2011. In order to become current with all required quarterly and annual reports under the Section 13(a) of the Securities Exchange Act of 1934, the Registrant is filing this Form 10-Q for the Fiscal Quarter Ended December 31, 2013 concurrently with Form 10-Q’s for the Fiscal Quarters Ended March 31, 2011, June 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, and Form 10-K’s for the Fiscal Years Ended September 30, 2011, September 30, 2012 and September 30, 2013.

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	December 31, 2013	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$282	$982
Accounts receivable, net of allowance for uncollectible accounts	15,645	13,690
Prepaid expenses	180	66
Other current assets	13	14

Total current assets	16,120	14,752
Property and equipment, net	—	2
Notes receivable	22,343	22,343
Other assets	244	249

Total assets	$38,707	$37,346

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,140	$1,116
Accrued expenses	2,250	3,132
Income taxes payable	286	212
Current maturities of long term debt	2,319	1,857
Liabilities of discontinued operations	557	557

Total current liabilities	6,552	6,874
Long term debt, net of current portion	5,588	5,692
Deferred gain	15,446	15,496

Total liabilities	27,586	28,062

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of December 31, 2013 and September 30, 2013)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as of December 31, 2013 and September 30, 2013)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 5,000,000 shares authorized; 9,000 shares issued and outstanding as of December 31, 2013 and September 30, 2013)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of December 31, 2013 and September 30, 2013)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ deficit:
Common stock ($0.01 par value, 100,000,000 shares authorized; 15,049,507 shares issued and outstanding as of December 31, 2013 and September 30, 2013)	153	153
Additional paid-in-capital	81,583	81,578
Accumulated deficit	(82,915)	(84,747)
Treasury stock, at cost (149,744 shares as of December 31, 2013 and September 30, 2013)	(104)	(104)

Total stockholders’ deficit	(1,283)	(3,120)

Total liabilities, preferred stock and stockholders’ deficit	$38,707	$37,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	December 31, 2013	December 31, 2012
Net revenue from services	$4,899	$3,577
Costs and expenses:
Selling, general and administrative expenses	2,892	2,936
Depreciation and amortization	2	3

Total costs and expenses	2,894	2,939

Operating income	2,005	638
Other expense:
Interest expense	(149)	(295)

Total other expense	(149)	(295)

Net income from continuing operations before taxation	1,856	343
Income tax expense	(74)	—

Net income from operations	$1,782	$343

Net income from discontinued operations, net of income taxes (including net gain from disposal of assets of $50 and $50, respectively. See Note 2. “Discontinued Operations”)	50	50

Net income	$1,832	$393

Basic earnings per share of common stock:
Continuing operations	$0.12	$0.02
Discontinued operations	0.00	0.01

Total basic earnings per share of common stock	$0.12	$0.03

Diluted earnings per share of common stock:
Continuing operations	$0.03	$0.01
Discontinued operations	0.00	0.00

Total diluted earnings per share of common stock	$0.03	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income	$1,832	$393
Net income from discontinued operations	50	50

Net income from continuing operations	1,782	343
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2	3
Amortization of stock-based compensation	5	190
Bad debt provision	1,948	1,822
Changes in working capital components:
Accounts receivable	(3,903)	(3,350)
Prepaid expenses	(114)	(70)
Other assets	6	(2)
Accounts payable	24	(39)
Accrued expenses	(882)	678
Income taxes payable	74	—

Net cash used in operating activities	(1,058)	(425)
Net cash provided by (used in) discontinued operations’ operating activities	—	(7)

Net cash used in operating activities	(1,058)	(432)
Cash flows from financing activities:
Proceeds from long term debt	450	—
Payments on long term debt	(92)	(85)

Net cash provided by (used in) financing activities	358	(85)

Net decrease in cash and cash equivalents	(700)	(517)
Cash and cash equivalents at beginning of period	982	1,389

Cash and cash equivalents at end of period	$282	$872

Supplemental cash flow information:
Cash paid for interest	$103	$143

Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of December 31, 2013 and September 30, 2013 and for the three month periods ended December 31, 2013 and December 31, 2012, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 4, 2014, and any amendments thereto, for the Fiscal Year Ended September 30, 2013 (the “Fiscal Year Ended September 30, 2013”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant inter-company balances and transactions have been eliminated.

The results as of September 30, 2013 have been derived from our audited consolidated financial statements for the fiscal year ended as of such date.

The unaudited consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

Future Funding

We have an accumulated deficit of approximately $82.9 million as of December 31, 2013. This deficit has been funded primarily through promissory notes and cash generated from operations.

At December 31, 2013, we had current liabilities of $6.6 million and current assets of $16.1 million.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2013. Critical accounting policies affecting us have not changed materially since September 30, 2013.

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities. Carrying value of notes receivable and long-term debt approximate fair values as they bear market rates of interest. None of our financial instruments are held for trading purposes.

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

The following table shows gross revenues and allowances for the three months ended December 31, 2013 and 2012 (in thousands):

	Three months ended
	December 31, 2013	December 31, 2012

Revenue from services	$6,847	$5,399
Allowances	(1,948)	(1,822)

Net revenue	$4,899	$3,577

Allowances percentage	28%	34%

The Company computes its estimate of bad debt by taking into account collections received for the services performed and also estimating amounts collectible for the services performed within the last twelve months.

2.	Discontinued Operations

As of December 31, 2013 and September 30, 2013, the remaining operating liabilities of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as liabilities of discontinued operations. We have reclassified the results of operations of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations. As of December 31, 2013 and September 30, 2013, there was $557,000 of current liabilities classified as liabilities of discontinued operations. In Fiscal 2011, a deferred gain of $4.0 million was recorded related to the sale-leaseback of the RHA Anadarko and RHA Stroud assets, and is being amortized on a straight-line basis over the 20 year lease term. The Company recognized $50,000 of amortization during the 3 month periods ended December 31, 2013 and 2012, which is included in net income from discontinued operations on the accompanying Condensed Consolidated Statements of Operations.

3.	Income Per Share

	Three months ended (in thousands)
	December 31, 2013	December 31, 2012

Numerator for basic and diluted earnings per share:
Net earnings attributable to continuing operations	$1,782	$343
Net earnings attributable to discontinued operations	50	50
Denominator for basic earnings per share — weighted average shares	15,049,507	15,049,507
Numerator for diluted earnings per share:
Net income attributable to continuing operations	1,816	377
Net income attributable to discontinued operations	50	50
Denominator for diluted earnings per share — weighted average shares	61,644,872	61,644,872
Basic earnings per share of common stock:
Continuing operations	$0.12	$0.02
Discontinued operations	0.00	0.01

Total basic earnings per share of common stock	$0.12	$0.03

Diluted earnings per share of common stock:
Continuing operations	$0.03	$0.01
Discontinued operations	0.00	0.00

Total diluted earnings per share of common stock	$0.03	$0.01

For the three month periods ended December 31, 2013 and 2012, the Company had stock options outstanding to purchase 150,000 and 6,760,000 common shares, respectively, and warrants outstanding to purchase 360,000 and 796,250 common shares, respectively, which had strike prices above market value and so are considered “out-of-the-money.” As a result, they were excluded from the computation of diluted net income per share.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

For the three month periods ended December 31, 2013 and 2012, the following potential common shares outstanding were included in the computation of diluted net income per share: 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 common shares, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 common shares, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 common shares and 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 common shares, and $1,350,000 of Bridge Financing convertible into 2,160,000 common shares.

For the three month periods ended December 31, 2013 and 2012, interest expense of $34,000 related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted net income per share.

4.	Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	December 31, 2013	September 30, 2013

Gross accounts receivable	$36,778	$32,875
Reserves for bad debt	(21,133)	(19,185)

Accounts receivable, net	$15,645	$13,690

5.	Long Term Debt

Beginning in November 2013, we entered into a staggered bridge financing transaction (the “2013 Bridge Financing”) whereby we entered into four promissory notes, with interest of 10% per annum, in the aggregate principal amount of $650,000 (the “2013 Bridge Notes”), with four investors, each note maturing June 30, 2014. The 2013 Bridge Loans funded as follows: $450,000 and $200,000 in November 2013 and January 2014, respectively. Three of the investors, SMP Investments I, LLC (SMP), Anthony J. Ciabottoni, and William Houlihan each hold a 10% or greater voting interest and are considered related parties. The fourth investor, Blue Ridge Investments, LLC is wholly owned by Richardson Sells, a member of the Board, and is therefore also considered a related party. The four lenders contributed $300,000, $125,000, $125,000, and $100,000, respectively.

Long-term debt consists of the following (in thousands):

	December 31, 2013	September 30, 2013

Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$3,032	$3,059
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	2,785	2,830
Bridge notes payable, 10% interest, matures on or before June 2014	1,800	1,350
Note payable, 9% interest per annum and matures in February 2016	190	210
Note payable, 10% interest per annum and matures in September 2014	100	100

Total	7,907	7,549

Less current maturities of long term debt	(2,319)	(1,857)

Total long term debt	$5,588	$5,692

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following chart shows scheduled principal payments due as of December 31, 2013 on long-term debt for the next five years and thereafter (in thousands):

December 31,	Payments
2014	$2,319
2015	452
2016	421
2017	423
2018	454
Thereafter	3,838

Total	$7,907

6.	Warrants

The following warrants were outstanding and exercisable as of the following as of December 31, 2013:

Description	Remaining Life	Exercise Price	Warrants
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	3 months	0.50	210,000
June 10, 2009 warrants issued to Medical Advisory Board	3 months	0.63	150,000

			360,000

A summary of our stock warrant activity and related information at December 31, 2013 and September 30, 2013 is as follows:

	Number of Shares of Common Stock		Weighted-Average Exercise Price Per Share
	Three months Ended December 31, 2013	Fiscal year Ended September 30, 2013	Three months Ended December 31, 2013	Fiscal year Ended September 30, 2013

Warrants outstanding at beginning of the period	360,000	796,250	$0.55	$0.52

Issued	—	—	—	—
Exercised	—	—	—	—
Cancelled or expired	—	(436,250)	—	$0.50

Warrants outstanding at end of the period	360,000	360,000	$0.55	$0.55

7.	Stock Options

A summary of our options activity and related information at December 31, 2013 and September 30, 2013 is as follows:

	Number of Options		Weighted-Average Exercise Price Per Share
	Three months ended December 31, 2013	Fiscal year ended September 30, 2013	Three months ended December 31, 2013	Fiscal year ended September 30, 2013
Options outstanding at beginning of the period	6,760,000	6,760,000	$0.61	$0.61
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(6,610,000)	—	0.61	—

Options outstanding at end of the period	150,000	6,760,000	$0.63	$0.61

Options vested/exercisable at end of the period	75,000	6,730,000	$0.63	$0.61

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following options were outstanding as of December 31, 2013:

Exercise price	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life
$0.63	150,000	$0.63	3.45

8.	Preferred Stock

Series 7-A Convertible Preferred Stock

On December 5, 2013, the Company filed a Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock authorizing the issuance of up to 7,000 Series 7-A Convertible Preferred Stock.

Under the terms of the 7-A Certification of Rights and Preferences, in the event of any liquidation or dissolution, either voluntary or involuntary, and certain deemed liquidation events, the holders of the 7-A Preferred shall be entitled to receive, pari passu with the 6-A Preferred and the 5-A Preferred, after distribution of all amounts due to the holders of the Series 1-A Convertible Preferred Stock and Series 2-A Convertible Preferred Stock, but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like) plus (B) an amount equal to all declared but unpaid dividends on such shares, if any.

Each share of 7-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of 7-A Preferred, subject to the surrendering of the certificates of the 7-A Preferred, shall be automatically converted into shares of Common Stock at the then-applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares 7-A Preferred electing to effect such conversion. Under certain circumstances, such as the sale of the Company or the sale of the Company’s shares in a public offering, each at a valuation of greater than $100,000,000, the Company can elect to convert all Series 7-A into Common Stock. The holder of each share of 7-A Preferred shall have the right to that number of votes equal to the number of shares of Common Stock, which would be issued upon conversion of the 7-A Preferred.

The Company, at its option and upon the approval of a majority of the holders of the shares of Series 7-A Preferred Stock then-outstanding, may redeem any or all of the outstanding shares of Series 7-A Preferred Stock at any time upon five (5) business days’ prior written notice to each holder of shares of Series 7-A Preferred Stock, at a price per share equal to the (i) redemption price (as provided in the Certificate of Designation) then in effect plus (ii) an amount equal to any declared but unpaid dividends on such share. In the event the Company elects to redeem less than all of the outstanding shares of Series 7-A Preferred Stock, the Company shall redeem shares of Series 7-A Preferred Stock on a pro rata basis among all holders of Series 7-A Preferred Stock, based on the number of shares of Series 7-A Preferred Stock held by each holder relative to the total number of shares of Series 7-A Preferred Stock outstanding as of the time of such redemption.

The holders of 7-A Preferred shall be entitled to receive (out of any assets legally available), if declared by our Board of Directors, noncumulative dividends pari passu with the 6-A Preferred and the 5-A Preferred stockholders, of $100 per share annually. No dividend may be declared and paid upon shares of Series 7-A Preferred Stock in any fiscal year of the Company unless dividends have first been paid upon or declared and set aside for payment to the holders of shares of the Company’s Series 1-A Preferred Stock and Series 2-A Preferred Stock. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the Series 7-A Convertible Preferred Stock, these shares are subject to stated Series 7-A Convertible Preferred Stock conversion price adjustments. Shares of 7-A Preferred have an initial conversion price of $0.3125 per share. Shares of 7-A Preferred Stock are subject to redemption at our option and upon approval of the majority of the holders of the outstanding 7-A Preferred Convertible Stock.

                 As part of the consideration for entering into the 2011 Bridge Financing, all of the 2011 Bridge Lenders were granted the option to convert their current holdings if any, of Series 5-A Preferred Convertible Stock, 6-A Preferred Convertible Stock and Common Stock (collectively the “Exchanged Securities”), into Series 7-A Convertible Preferred Stock. Upon election to convert, each lender would receive the number of Series 7-A Convertible Preferred Stock equal to the initial consideration paid for their Exchanged Securities divided by $1,000. In connection with the conversion, each 2011 Bridge Lender shall receive warrants to purchase a number of shares of Common Stock of the Company in an amount equal to 1,120 multiplied by the aggregate number of shares of Series 7-A Preferred issued. Such issued warrants shall have an exercise price of $0.3125, and shall expire five years from date of issuance. The Company has received notification from all the 2011 Bridge Lenders of their intent to convert, as appropriate, their holdings of Exchanged Securities to Series 7-A Convertible Preferred Stock, which will result in the issuance of an aggregate of 5,998 Series 7-A Preferred Stock and warrants to purchase 6,717,760 shares of Common Stock. The Company expects to complete the transaction during the Fiscal Quarter Ending June 30, 2014. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, a member of the Company’s Board each hold a 10% or greater voting interest and will be considered related parties to this transaction.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9.	Subsequent Events

Bridge Note Extensions

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

Warrant Issuance

The 2011 Bridge Financing had attached warrants to purchase an aggregate of 2,278,079 shares of our Common Stock with an exercise price of $0.3125, maturing five years from date of issuance. These warrants were issued January 1, 2014. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, a member of the Company’s Board, each hold a 10% or greater voting interest and are considered related parties to this transaction and received in aggregate 1,746,080 of the warrants.

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

Series 7-A Convertible Preferred Stock

On December 5, 2013, the Company filed a Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock authorizing the issuance of up to 7,000 Series 7-A Convertible Preferred Stock (see Exhibit 3.11). As part of the consideration for entering into the 2011 Bridge Financing, all of the 2011 Bridge Lenders were granted the option to convert their current holdings if any, of Series 5-A Preferred Convertible Stock, 6-A Preferred Convertible Stock and Common Stock (collectively the “Exchanged Securities”), into Series 7-A Convertible Preferred Stock. Upon election to convert, each lender would receive the number of Series 7-A Convertible Preferred Stock equal to the initial consideration paid for their Exchanged Securities divided by $1,000. In connection with the conversion, each 2011 Bridge Lender shall receive warrants to purchase a number of shares of Common Stock of the Company in an amount equal to 1,120 multiplied by the aggregate number of shares of Series 7-A Preferred issued. Such issued warrants shall have an exercise price of $0.3125, and shall expire five years from date of issuance. The Company has received notification from all the 2011 Bridge Lenders of their intent to convert, as appropriate, their holdings of Exchanged Securities to Series 7-A Convertible Preferred Stock, which will result in the issuance of an aggregate of 5,998 Series 7-A Preferred Stock and warrants to purchase 6,717,760 shares of Common Stock. The Company expects to complete the transaction during the Fiscal Quarter Ending June 30, 2014. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, a member of the Company’s Board, each hold a 10% or greater voting interest and will be considered related parties to this transaction.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

REVENUE

Net revenue from services was $4.9 million for the three month period ended December 31, 2013, compared to $3.6 million for the three month period ended December 31, 2012, representing an increase of $1.3 million, or 36.1%, primarily driven by an increase in the scope and price of services provided by the Company under the contracts to provide healthcare management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses remained consistent, at $2.9 million in both of the three month periods ended December 31, 2013 and 2012. Amortization of stock-based compensation is included in selling, general and administrative expenses.

INTEREST EXPENSE

Interest expense decreased $146,000 to $149,000 for the three month period ended December 31, 2013, compared to $295,000 for the three month period ended December 31, 2012. The $146,000 decrease resulted from the decrease in outstanding bridge financing as of December 31, 2013 as compared to December 31, 2012.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT DECEMBER 31, 2013, COMPARED TO SEPTEMBER 30, 2013:

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents totaled $0.3 million as of December 31, 2013, compared to $1.0 million at September 30, 2013, a decrease of $0.7 million. This represents a decrease of 70.0%, which was primarily the result of net cash used in operating activities of $1.1 million, offset by net proceeds from long term debt during the period.

ACCOUNTS RECEIVABLE

As of December 31, 2013, accounts receivables, net of allowances for uncollectible accounts totaled $15.6 million, an increase of $1.9 million from $13.7 million at September 30, 2013. This 13.9% increase was primarily due to the increased billings generated from an increase in the scope and price of healthcare management services provided by the Company.

LONG-TERM DEBT

Long-term debt (including current maturities) increased $0.4 million to $7.9 million at December 31, 2013 from $7.5 million at September 30, 2013. This 5.3% increase reflects cash proceeds from debt of $0.5 million, offset by routine payments on long term debt of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through cash flows from operations and short term bridge financing. We estimate that based on current plans and assumptions, our available cash and cash flows from operations will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

As of December 31, 2013, we had working capital of $9.6 million compared with working capital of $7.9 million at September 30, 2013. The working capital increase was primarily the result of a $1.9 million increase in trade accounts receivable and a $0.9 million reduction in accrued expenses.

As of December 31, 2013, we had a stockholders’ deficit of $1.3 million, as compared to a stockholders’ deficit of $3.1 million as of September 30, 2013. The decrease in the stockholders’ deficit arose primarily from net income for the quarter.

During the three month period ended December 31, 2013, there was $1.1 million cash used in operating activities compared to $0.4 million cash used in operating activities for the three month period ended December 31, 2012. The increase in cash used in operating activities for both periods was primarily due to an increase in trade accounts receivable. For the period ending December 31, 2012 the increase in trade accounts receivable was offset by a decrease in accrued expenses.

Cash provided by financing activities totaled $0.4 million in the three month period ended December 31, 2013, which was the result of cash proceeds from long term debt of $0.5 million, offset by cash payments on long term debt of $0.1 million. Cash used in financing activities of $0.1 million in the three month period ended December 31, 2012 was the result of cash payments on long term debt.

Prior to the current fiscal year, we sustained operating losses since our inception and have an accumulated deficit of approximately $82.9 million as of December 31, 2013 compared to an accumulated deficit of $84.7 million as of September 30, 2013. These losses have been funded principally through the issuance of common stock, preferred stock, the issuance of promissory notes and cash generated from operations.

Beginning in November 2013, we entered into a staggered bridge financing transaction (the “2013 Bridge Financing”) whereby we entered into four promissory notes, with interest of 10% per annum, in the aggregate principal amount of $650,000 (the “2013 Bridge Notes”), with four investors, each note maturing June 30, 2014. The 2013 Bridge Loans funded as follows; $450,000 and $200,000 in November 2013 and January 2014, respectively. Three of the investors, SMP Investments I, LLC (SMP), Anthony J. Ciabottoni, and William Houlihan, a member of the Company’s Board, each hold a 10% or greater voting interest and are considered related parties. The fourth investor, Blue Ridge Investments, LLC is wholly owned by Richardson Sells, a member of the Board, and is therefore also considered a related party. The four lenders contributed $300,000, $125,000, $125,000, and $100,000, respectively.

In January 2014, the Company issued “penny” warrants to SMP for the purchase of up to 8,500,000 shares of Common Stock at an initial exercise price of $0.01 per share and exercisable for a period of five years from the date of issuance. SMP was one of the original 2009 Bridge Financing lenders. SMP holds a 10% or greater voting interest and is considered a related party. In March 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000. The $85,000 proceeds were received by the company in Fiscal Year 2013, and were recorded as a liability until such time as the Company was able to accept the warrants.

In March 2014, we accepted two warrant exercises in the amount of 150,000 and 210,000 shares of Common Stock, at an exercise price of $0.625 and $0.50, per share respectively, for an aggregate purchase price of $198,000 from two investors. The $198,000 proceeds had been received by the company in Fiscal Year 2011, and were recorded as a liability until such time as the Company was able to accept the warrants.

We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources or the mix and relative cost of our capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report an evaluation was carried out by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures contained evidence of a material weakness as of the end of the fiscal quarter ended December 31, 2013.

(b) Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that had a material effect on our internal control over financial reporting.

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

Date: April 4, 2014	First Physicians Capital Group, Inc. (Registrant)

	By:	/s/ Sean Kirrane
Sean Kirrane
Chief Executive Officer, Chief Financial Officer and authorized signatory. (Principal Executive Officer and Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.3*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*	Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.5*	Agreement and Plan of Merger dated as of December 14, 2000, among the Registrant, OTT Acquisition Corp., Online Transaction Technologies, Inc. and its Shareholders (filed as Exhibit 10.11 to the Form 10-Q, as filed with the SEC on December 15, 2000)

3.6*	Certificate of Designation of Rights and Preferences of Series 3-A Convertible Preferred Stock filed June 20, 2001 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 2, 2001)

3.7*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.8*	Certificate of Designation of Rights and Preferences of Series 4-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.9*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ended October 31, 2002, as filed with the SEC on December 5, 2002)

3.10*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.11*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ended October 31, 2005, as filed with the SEC on December 20, 2005)

3.12*	Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit 4.2 to the Form 10-Q for the period ended March 31, 2008, as filed with SEC on May 20, 2008)

3.13*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

Exhibit No.	Description

3.14*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.15*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to the Form of Series 6-A Preferred Stock and Warrant Purchase Agreement, filed as Exhibit 10.54 herein)

3.16*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

3.17*	Certificate of Decrease of Shares Designated as Series 7-A Convertible Preferred Stock, dated and filed January 22, 2010 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on January 28, 2010)

3.18*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.2*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.3*	Certificate of Decrease of Shares Designated as Series 3-A Convertible Preferred Stock (filed as Exhibit 4.3 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 4-A Convertible Preferred Stock (filed as Exhibit 4.4 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.6*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on July 21, 2005)

4.7*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on August 23, 2005)

4.8*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September, 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

4.9*	Form of Warrant (filed as Exhibit 4.2 to Form 8-K, filed with the SEC on September 22, 2006)

4.10*	Amended and Restated Articles of Organization of Rural Hospital Acquisition LLC (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

4.11*	Amended and Restated Operating Agreement Rural Hospital Acquisition LLC (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 5, 2007)

Exhibit No.	Description

4.12*	Form of Extension of Warrant, dated July 18, 2007 (filed as Exhibit 4.1 to Form 8-K as filed with the SEC on December 18, 2008)

10.1 *	Form of 2013 Promissory Note (filed as Exhibit 10.57 to the 2013 Form 10-K as filed with the SEC on April 2, 2014)

14.1*	Corporate Code of Business Conduct and Ethics for Directors, Executive Officers, and Employees, dated effective as of April 22, 2008 (filed as Exhibit 14.1 to the Form 10-K, as filed with the SEC on January 13, 2009)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.