Form 10-Q
period 2014-03-31
First Physicians Capital Group, Inc.
filed 2014-05-09
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of May 9, 2014	23,909,507

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	March 31,	September 30,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,109	$982
Accounts receivable, net of allowance for uncollectible accounts	15,286	13,690
Prepaid expenses	334	66
Other current assets	13	14

Total current assets	19,742	14,752
Property and equipment, net	—	2
Notes receivable	22,343	22,343
Other assets	239	249

Total assets	$42,324	$37,346

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,036	$1,116
Accrued expenses	2,021	3,132
Income taxes payable	427	212
Current maturities of long term debt	2,524	1,857
Liabilities of discontinued operations	557	557

Total current liabilities	6,565	6,874
Long term debt, net of current portion	5,491	5,692
Deferred gain	15,395	15,496

Total liabilities	27,451	28,062

Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 shares issued and outstanding as of March 31, 2014 and September 30, 2013)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 shares issued and outstanding as of March 31, 2014 and September 30, 2013)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 9,000 shares issued and outstanding as of March 31, 2014 and September 30, 2013)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 shares issued and outstanding as of March 31, 2014 and September 30, 2013)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ equity (deficit):
Common stock ($0.01 par value, 100,000,000 shares authorized; 23,549,507 and 15,049,047 shares issued and outstanding as of March 31, 2014 and September 30, 2013, respectively)	238	153
Additional paid-in-capital	81,588	81,578
Accumulated deficit	(79,253)	(84,747)
Treasury stock, at cost (149,744 shares as of March 31, 2014 and September 30, 2013)	(104)	(104)

Total stockholders’ equity (deficit)	2,469	(3,120)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$42,324	$37,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	March 31,	March 31,
	2014	2013
Net revenue from services	$6,934	$6,062
Costs and expenses:
Selling, general and administrative expenses	3,028	3,166
Depreciation and amortization	—	2

Total costs and expenses	3,028	3,168

Operating income	3,906	2,894
Other expense:
Interest expense	(154)	(223)

Total other expense	(154)	(223)

Income from continuing operations before taxation	3,752	2,671
Income tax expense	(141)	—

Income from continuing operations	$3,611	$2,671

Income from discontinued operations, net of income taxes (including net gain from disposal of assets of $51 and $51, respectively. See Note 2. “Discontinued Operations”)	51	51

Net income	$3,662	$2,722

Basic earnings per share of common stock:
Continuing operations	$0.23	$0.18
Discontinued operations	0.01	0.00

Total basic earnings per share of common stock	$0.24	$0.18

Diluted earnings per share of common stock:
Continuing operations	$0.06	$0.04
Discontinued operations	0.00	0.00

Total diluted earnings per share of common stock	$0.06	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Six months ended
	March 31,	March 31,
	2014	2013
Net revenue from services	$11,833	$9,639
Cost and expenses:
Selling, general and administrative expenses	5,920	6,102
Depreciation and amortization	2	5

Total costs and expenses	5,922	6,107

Operating income	5,911	3,532
Other income (expense):
Interest expense	(303)	(518)

Total other income (expense)	(303)	(518)

Income from continuing operations before taxation	$5,608	$3,014
Income tax expense	(215)	—

Income from continuing operations	5,393	3,014

Income from discontinued operations, net of income taxes (including net gain from disposal of assets of $101 and $101, respectively. See Note 2. “Discontinued Operations”)	101	101

Net income	$5,494	$3,115

Basic earnings per share of common stock:
Continuing operations	$0.35	$0.20
Discontinued operations	0.01	0.01

Total basic earnings per share of common stock	$0.36	$0.21

Diluted earnings per share of common stock:
Continuing operations	$0.09	$0.05
Discontinued operations	0.00	0.00

Total diluted earnings per share of common stock	$0.09	$0.05

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$5,494	$3,115
Net income from discontinued operations	101	101

Net income from continuing operations	5,393	3,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2	5
Amortization of stock-based compensation	10	380
Bad debt provision	5,328	4,904
Changes in working capital components:
Accounts receivable	(6,924)	(5,558)
Prepaid expenses	(268)	(102)
Other assets	11	3
Accounts payable	(80)	(240)
Accrued expenses	(1,026)	780
Income taxes payable	215	—

Net cash provided by continuing operations’ operating activities	2,661	3,186
Net cash used in discontinued operations’ operating activities	—	(7)

Net cash provided by operating activities	2,661	3,179
Cash flows from financing activities:
Proceeds from long term debt	650	—
Payments on long term debt	(184)	(817)

Net cash provided by (used in) financing activities	466	(817)

Net increase in cash and cash equivalents	3,127	2,362
Cash and cash equivalents at beginning of period	982	1,389

Cash and cash equivalents at end of period	$4,109	$3,751

Supplemental cash flow information:
Cash paid for interest	$281	$282

Cash paid for taxes	$—	$—

Non-cash transactions:
Warrants related to 2009 Bridge financing exercised for common stock, cash proceeds of $85,000 received in Fiscal 2013	$85	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of March 31, 2014 and for the three and six month periods ended March 31, 2014 and March 31, 2013, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 4, 2014, and any amendments thereto, for the Fiscal Year Ended September 30, 2013 (the “Fiscal Year Ended September 30, 2013”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

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

Future Funding

We have an accumulated deficit of approximately $79.3 million as of March 31, 2014. This deficit has been funded primarily through the issuance of promissory notes, the sale of preferred and common stock, and cash generated from operations.

At March 31, 2014, we had current liabilities of $6.6 million and current assets of $19.7 million.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following table shows gross revenues and allowances for the three and six months ended March 31, 2014 and 2013 (in thousands):

	Three months ended		Six months ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Revenue from services	$10,314	$9,144	$17,161	$14,543
Allowances	(3,380)	(3,082)	(5,328)	(4,904)

Net revenue	$6,934	$6,062	$11,833	$9,639

Allowances percentage	33%	34%	31%	34%

The Company computes its estimate of bad debt by taking into account collections received for the services performed and also estimating amounts collectible for the services performed within the last twelve months.

2. Discontinued Operations

As of March 31, 2014 and September 30, 2013, the remaining operating liabilities of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as liabilities of discontinued operations. We have reclassified the results of operations of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations. As of March 31, 2014 and September 30, 2013, there was $557,000 of current liabilities classified as liabilities of discontinued operations. In fiscal year 2011, a deferred gain of $4.0 million was recorded related to the sale-leaseback of the RHA Anadarko and RHA Stroud assets, and is being amortized on a straight-line basis over the 20 year lease term. The Company recognized $51,000 and $101,000 of gain during each of the three and six month periods, respectively, ended March 31, 2014 and 2013, which is included in income from discontinued operations on the accompanying Consolidated Statements of Operations.

3. Income Per Share

The following table shows the calculation of income per share for the three and six month periods ended March 31, 2014 and 2013 (in thousands, except for per share data):

	Three months ended		Six months ended
	(in thousands)		(in thousands)
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income attributable to continuing operations	$3,611	$2,671	$5,393	$3,014
Net income attributable to discontinued operations	51	51	101	101
Denominator for basic earnings per share — weighted average shares	15,522	15,050	15,283	15,050
Numerator for diluted earnings per share:
Net income attributable to continuing operations	3,645	2,705	5,461	3,082
Net income attributable to discontinued operations	51	51	101	101
Denominator for diluted earnings per share — weighted average shares	62,117	61,645	61,878	61,645
Basic earnings per share of common stock:
Continuing operations	$0.23	$0.18	$0.35	$0.20
Discontinued operations	0.01	0.00	0.01	0.01

Total basic earnings per share of common stock	$0.24	$0.18	$0.36	$0.21

Diluted earnings per share of common stock:
Continuing operations	$0.06	$0.04	$0.09	$0.05
Discontinued operations	0.00	0.00	0.00	0.00

Total diluted earnings per share of common stock	$0.06	$0.04	$0.09	$0.05

For the three and six month periods ended March 31, 2014 and 2013, the Company had stock options outstanding to purchase up to 150,000 and 6,760,000 shares of common stock, respectively, and warrants outstanding to purchase up to 6,730,879 and 360,000 shares of common stock, respectively, which had strike prices above market value and so are considered “out-of-the-money.” As a result, they were excluded from the computation of diluted earnings per share.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

For the three and six month periods ended March 31, 2014 and 2013, the following potential shares of common stock outstanding were included in the computation of diluted earnings per share: 67,600 Series 1-A Convertible Preferred Stock convertible into 33,493 shares of common stock, 3,900 Series 2-A Convertible Preferred Stock convertible into 1,872 shares of common stock, 9,000 Series 5-A Convertible Preferred Stock convertible into 28,800,000 shares of common stock and 4,875 Series 6-A Convertible Preferred Stock convertible into 15,600,000 shares of common stock, and $1,350,000 of convertible debt from our bridge financings convertible into 2,160,000 shares of common stock.

For the three month periods ended March 31, 2014 and 2013, interest expense of $34,000 related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted earnings per share. For the six month periods ended March 31, 2014 and 2013, interest expense of $68,000 related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted earnings per share.

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31,	September 30,
	2014	2013
Gross accounts receivable	$39,799	$32,875
Reserves for bad debt	(24,513)	(19,185)

Accounts receivable, net	$15,286	$13,690

5. Long Term Debt

Beginning in November 2013, we entered into a staggered bridge financing transaction (the “2013 Bridge Financing”) whereby we entered into four promissory notes, with interest of 10% per annum, in the aggregate principal amount of $650,000 (the “2013 Bridge Notes”). The 2013 Bridge Notes mature June 30, 2014. The 2013 Bridge Loans funded as follows: $450,000 and $200,000 in November 2013 and January 2014, respectively. Three of the investors, SMP Investments I, LLC (“SMP”), Anthony J. Ciabottoni, and William A. Houlihan each hold a 10% or greater voting interest and are considered related parties. The fourth investor, Blue Ridge Investments, LLC is wholly owned by Richardson Sells, a member of the Board, and is therefore also considered a related party. SMP, Anthony J. Ciabottoni, William A. Houlihan and Blue Ridge Investments, LLC contributed $300,000, $125,000, $125,000, and $100,000, respectively.

In January 2014, each 2009 Bridge Lender agreed to extend the maturity of their respective notes with the same terms and conditions contained in the originally executed notes and related extensions until June 30, 2014. In April 2014, the Company paid all outstanding principal and accrued interest related to these notes. For additional information, see Note 9. Three of the 2009 Bridge Lenders, SMP, Anthony Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and are considered related parties to this transaction.

Long-term debt consists of the following (in thousands):

	March 31, 2014	September 30, 2013
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7% rate is currently 7% matures November 2028	$3,001	$3,059
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7% rate is currently 7% matures November 2028	2,739	2,830
Bridge notes payable. 10% interest, matures on or before June 2014	2,000	1,350
Note payable, 9% interest per annum and matures in February 2016	175	210
Note payable, 10% interest per annum and matures in September 2014	100	100

Total	8,015	7,549

Less current maturities of long term debt	(2,524)	(1,857)

Total long terms debt	$5,491	$5,692

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The following chart shows scheduled principal payments due as of March 31, 2014 on long-term debt for the next five years and thereafter (in thousands):

March 31,	Payments
2015	$2,524
2016	469
2017	401
2018	433
2019	462
Thereafter	3,726

Total	$8,015

6. Warrants

On January 17, 2014, the Company issued warrants to SMP for the purchase of up to 8,500,000 shares of common stock at an initial exercise price of $0.01 per share. The warrants are exercisable for a period of five years from the date of issuance and were issued as consideration for the extension of the maturity date of the SMP promissory note associated with the 2009 Bridge Lenders (see Note 5). SMP holds a 10% or greater voting interest and is considered a related party. On March 27, 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000. The $85,000 proceeds were received previously by the company in fiscal year 2013, and were recorded as a liability until such time as the Company was able to accept the warrants.

On January 1, 2014, the Company issued warrants to purchase an aggregate of 2,278,079 shares of common stock with an exercise price of $0.3125. These warrants are exercisable for a period of five years from date of issuance. SMP, Anthony J. Ciabattoni, and William A. Houlihan received warrants to purchase up to 850,080, 425,600 and 470,400 shares of common stock, respectively. The warrant issuance was related to the 2011 Bridge Financing and the warrants were issued at such time as the Company was able to legally issue warrants. Three of the warrant recipients, SMP, Anthony J. Ciabattoni, and William A. Houlihan, a member of the Company’s Board, each hold a 10% or greater voting interest and are considered related parties and received in aggregate 1,746,080 of the warrants.

On January 1, 2014, the Company issued warrants to purchase an aggregate of 4,092,800 shares of common stock with an exercise price of $0.3125. These warrants are exercisable for a period of five years from date of issuance. SMP, Anthony J. Ciabattoni, and William A. Houlihan received warrants to purchase up to 1,984,400, 1,388,800 and 720,000 shares of common stock, respectively. The warrant issuance was related to the 2012 Bridge Financing and the warrants were issued at such time as the Company was able to legally issue warrants. The warrant recipients, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and are considered related parties.

The following warrants were outstanding and exercisable as of the following as of March 31, 2014:

Description	Remaining Life	Exercise Price	Warrants
June 8, 2009 Preferred Stock Series 6-A warrants issued to investor	1 month	$0.5000	210,000
June 10, 2009 warrants issued to Medical Advisory Board	1 month	$0.6250	150,000
January 1, 2014 warrants issued in connection with the 2011 bridge financing	4.75 years	$0.3125	2,278,079
January 1, 2014 warrants issued in connection with the 2012 bridge financing	4.75 years	$0.3125	4,092,800

			6,730,879

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

A summary of our stock warrant activity and related information at March 31, 2014 and September 30, 2013 is as follows:

	Number of Shares of Common Stock		Weighted-Average Exercise Price Per Share
	Six months ended March 31, 2014	Fiscal year ended September 30, 2013	Six months ended March 31, 2014	Fiscal year ended September 30, 2013
Warrants outstanding at beginning of the period	360,000	796,250	$0.55	$0.52

Issued	14,870,879	—	$0.14	—
Exercised	(8,500,000)	—	$0.01	—
Cancelled or expired	—	(436,250)	—	$0.50

Warrants outstanding at end of the period	6,730,879	360,000	$0.33	$0.55

7. Stock Options

A summary of our options activity and related information at March 31, 2014 and September 30, 2013 is as follows:

	Number of Options		Weighted-Average Exercise Price Per Share
	Six months ended March 31, 2014	Fiscal year ended September 30, 2013	Six months ended March 31, 2014	Fiscal year ended September 30, 2013
Options outstanding at beginning of the period	6,760,000	6,760,000	$0.61	$0.61
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(6,610,000)	—	0.61	—

Options outstanding at end of the period	150,000	6,760,000	$0.63	$0.61

Options vested/exercisable at end of the period	120,000	6,730,000	$0.63	$0.61

The following options were outstanding as of March 31, 2014:

Exercise price	Number of options	Weighted-average exercise price	Weighted-average remaining contractual life
$0.63	150,000	$0.63	3.21

8. Preferred Stock

Series 7-A Convertible Preferred Stock

On December 5, 2013, the Company filed a Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (the “7-A Certificate”) authorizing the issuance of up to 7,000 Series 7-A Convertible Preferred Stock (“7-A Preferred”).

Under the terms of the 7-A Certificate, in the event of any liquidation or dissolution, either voluntary or involuntary, the holders of the 7-A Preferred shall be entitled to receive, pari passu with the Series 6-A Convertible Preferred Stock (“6-A Preferred”) and the Series 5-A Convertible Preferred Stock (“5-A Preferred”), after distribution of all amounts due to the holders of the Series 1-A Convertible Preferred Stock (“1-A Preferred”) and Series 2-A Convertible Preferred Stock (“2-A Preferred”), but prior and in preference to any distribution of any of the assets or surplus funds to the holders of the Common Stock by reason of their ownership thereof, a preference amount per share consisting of the sum of (A) the original issue price, which initially is $1,000 (as adjusted for stock splits, stock dividends, combinations and the like), plus (B) an amount equal to all declared but unpaid dividends on such shares, if any.

Each share of 7-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of Common Stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of 7-A Preferred, subject to the surrendering of the certificates of the 7-A Preferred, shall be

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

automatically converted into shares of Common Stock at the then-applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares 7-A Preferred electing to effect such conversion. Under certain circumstances, such as the sale of the Company or the sale of the Company’s shares in a public offering, each at a valuation of greater than $100,000,000, the Company can elect to convert all Series 7-A into Common Stock. The initial conversion price per share is $0.3125. The holder of each share of 7-A Preferred shall have the right to that number of votes equal to the number of shares of Common Stock, which would be issued upon conversion of the 7-A Preferred.

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

The holders of 7-A Preferred shall be entitled to receive (out of any assets legally available), if declared by our Board of Directors, noncumulative dividends pari passu with the 6-A Preferred and the 5-A Preferred stockholders, of $100 per share annually. No dividend may be declared and paid upon shares of 7-A Preferred in any fiscal year of the Company unless dividends have first been paid upon or declared and set aside for payment to the holders of shares of the Company’s 1-A Preferred and 2-A Preferred. Under certain circumstances, such as stock splits or issuances of Common Stock at a price less than the issuance price of the 7-A Preferred, the 7-A Preferred is entitled to conversion price adjustments. Shares of 7-A Preferred have an initial conversion price of $0.3125 per share. Shares of 7-A Preferred Stock are subject to redemption at our option and upon approval of the majority of the holders of the outstanding 7-A Preferred.

As part of the consideration for entering into the 2011 Bridge Financing, all of the 2011 Bridge Lenders were granted the option to exchange their current holdings if any, of 5-A Preferred, 6-A Preferred and common stock (collectively the “Exchanged Securities”), into 7-A Preferred. Upon election to exchange, each lender would receive the number of 7-A Preferred equal to the initial consideration paid for their Exchanged Securities divided by $1,000. In connection with the exchange, each 2011 Bridge Lender shall receive warrants to purchase a number of shares of common stock of the Company in an amount equal to 1,120 multiplied by the aggregate number of shares of 7-A Preferred issued. Such issued warrants shall have an exercise price of $0.3125, and shall expire five years from date of issuance. The Company has received notification from all the 2011 Bridge Lenders of their intent to exchange, as appropriate, their holdings of Exchanged Securities to 7-A Preferred, which will result in the issuance of an aggregate of 5,998 shares of 7-A Preferred and warrants to purchase up to 6,717,760 shares of common stock. The Company expects to complete the exchange during the fiscal quarter ending June 30, 2014. Three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, a member of the Company’s Board each hold a 10% or greater voting interest and are considered related parties. SMP, Anthony J. Ciabattoni, and William A. Houlihan will receive 2,713, 1,560 and 317 shares of 7-A Preferred, respectively, and warrants to purchase up to 3,038,560, 1,747,200 and 415,520 shares of common stock, respectively.

9. Subsequent Events

Bridge Financing

On April 7, 2014, the Company paid all outstanding principal and accrued interest related to the 2009 and 2013 Bridge Financing notes, and the outstanding accrued interest related to the 2011 and 2012 Bridge Financing notes. The total amount paid was $2,463,874 consisting of $2,000,000 on principal and $463,874 of interest. Three of the bridge lenders, SMP, Anthony J. Ciabottoni, and William A. Houlihan (a member of the board) each hold a 10% or greater voting interest and are considered related parties. A fourth lender, Blue Ridge Investments, LLC is wholly owned by Richardson Sells, a member of the Board, and is therefore also considered a related party. SMP, Anthony J. Ciabottoni, William A. Houlihan and Blue Ridge Investments, LLC received payments of $930,059, $1,187,701, $209,024, and $101,056, respectively. The Company also paid an outstanding note payable in the amount of $100,000 plus interest of $28,812, to Anthony Ciabottoni who holds a 10% or greater voting interest and is considered a related party.

12

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Warrant Exercise

In April 2014, we accepted two warrant exercises in the amount of 150,000 and 210,000 shares of Common Stock, at an exercise price of $0.625 and $0.50 per share, respectively, for an aggregate purchase price of $198,000 from two investors. The $198,000 proceeds, consisting of $138,000 cash and $60,750 in consulting fees owed, had been received by the Company in fiscal year 2012, and were recorded as a liability until the Company accepted the warrants in April 2014.

Change in Management

On March 24, 2014, the Board appointed Adrian B. Reeder to the position of Chief Financial Officer of the Company effective April 7, 2014 to serve until his successor is duly appointed and qualified or until his earlier resignation or removal.

13

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

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements that may be subject to protection under the Private Securities Litigation Reform Act of 1995 and such statements should not be unduly relied upon. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to obtain ongoing financing, manage our cash resources, control expenses and continue as a going concern;

•	impact of our indebtedness on our ability to invest in the ongoing needs and growth of our business;

•	significant past operating losses, potential future losses and limited ongoing revenue;

•	changes in government regulation, particularly healthcare laws;

•	possession of significant voting control over us by the holders of our Series 5-A Convertible Preferred Stock, Series 6-A Convertible Preferred Stock and Series 7-A Convertible Preferred Stock;

•	increased competition in the industry, geography and the segments in which we compete;

•	our ability to attract and retain employees and key members of management;

•	changes in economic and industry conditions;

•	reliance on third parties to provide services critical to our operations;

•	potential dilution of existing stockholders if we raise capital by issuing additional capital stock;

•	availability of appropriate prospective acquisitions or investment opportunities;

•	significant costs and obligations as a result of being a public company;

•	continued positive relationships with our customers;

•	deterioration in the collectability of our accounts;

•	major man-made or natural disasters;

•	compliance with applicable laws and regulations and cost of potential legal actions such as litigation or investigations;

•	inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	impact of a potential requirement to record asset impairment charges in the future;

•	failure of our information technology system or the breach of our network security;

•	impact on our disclosure of use the scaled disclosure option available to smaller reporting companies; and

•	volatility in the price of our common stock.

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

We currently have four operating subsidiaries which are First Physicians Business Solutions, LLC First Physicians Resources, LLC, First Physicians Services, LLC and First Physicians Realty Group. First Physicians Business Solutions, LLC provides an array of management services to include hospital operations management, revenue cycle management, IT, finance and human resources. First Physicians Services provides ancillary service oversight and management solutions for lab, pharmacy, and emergency departments in rural hospital settings. First Physicians Resources, LLC provides medical and back office staffing solutions to our hospital clientele. First Physicians Realty Group is our real estate subsidiary that owns healthcare related properties and leases them to clients. We currently have contracts to provide financial and back office services to two hospital clients.

RECENT DEVELOPMENTS

SERIES 5-A AND 6-A CONVERTIBLE PREFERRED STOCK WAIVER

In February 2014, holders of a majority of the outstanding shares of Series 5-A Convertible Preferred Stock and Series 6-A Convertible Preferred Stock consented to waive their rights to demand registration. As a result of the majority consent, demand registration rights for all of the stockholders of the two classes of stock were waived.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NET REVENUE

Net revenue from services was $6.9 million for the three month period ended March 31, 2014, compared to $6.1 million for the three month period ended March 31, 2013, representing an increase of $0.8 million, or 13.1%. A portion of the Company’s management fee revenue is based on successful collection of client accounts receivable. In March 2014, the Company successfully collected $4.3 million in accounts receivable related to fiscal years 2012 and 2013. The increase in net revenue for the quarter was primarily the result of these collections. Net revenue from services was $11.8 million for the six month period ended March 31, 2014, compared to $9.6 million for the six month period ended March 31, 2013, representing an increase of $2.2 million, or 22.9%. This increase was primarily attributable to the increase in accounts receivable collections for the period, and an increase in the scope and price of services provided by the Company under the contracts to provide healthcare management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses remained consistent at $3.0 million and $3.2 million for the three month periods ended March 31, 2014 and 2013, respectively, and $5.9 million and $6.1 million for the six month periods ended March 31, 2014 and 2013, respectively. Amortization of stock-based compensation is included in selling, general and administrative expense.

INTEREST EXPENSE

Interest expense decreased $69,000 from $223,000 for the three month period ended March 31, 2013 to $154,000 for the three month period ended March 31, 2014, and decreased $215,000 from $518,000 for the six month period ended March 31, 2013 to $303,000 for the six month period ended March 31, 2014. The decreases for the periods resulted from the decrease in outstanding bridge financing debt due to payments of $3,313,000 million paid against the bridge financing in the second and third quarters of fiscal year 2013.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT MARCH 31, 2014 COMPARED TO SEPTEMBER 30, 2013:

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents totaled $4.1 million as of March 31, 2014, compared to $1.0 million at September 30, 2013, an increase of $3.1 million. This represents an increase of 310%, which was primarily the result of net cash provided by operating activities of $2.7 million, plus net proceeds from financing of $0.5 million.

ACCOUNTS RECEIVABLE

As of March 31, 2014, accounts receivables, net of allowances for uncollectible accounts totaled $15.3 million, an increase of $1.6 million from $13.7 million at September 30, 2013. This 11.7% increase was primarily due to the increased billings generated from an increase in the scope and price of healthcare management services provided by the Company.

LONG-TERM DEBT

Long-term debt (including current maturities) increased $0.5 million to $8.0 million at March 31, 2014 from $7.5 million at September 30, 2013. This 6.7% increase reflects cash proceeds from debt of $0.7 million, offset by routine payments on long-term debt of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through cash flows from operations and short-term bridge financing. We estimate that, based on current plans and assumptions, our available cash and cash flows from operations will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months.

As of March 31, 2014, we had working capital of $13.2 million compared with working capital of $7.9 million at September 30, 2013, an increase of $5.3 million. The working capital increase was primarily the result of a $3.1 million increase in cash, a $1.6 million increase in trade accounts receivable and a $1.1 million reduction in accrued expenses.

As of March 31, 2014, we had a stockholders’ equity of $2.5 million, as compared to a stockholders’ deficit of $3.1 million as of September 30, 2013. The decrease in the stockholders’ deficit arose primarily from net income for the six month period ended March 31, 2014.

During the six month period ended March 31, 2014, there was $2.7 million in cash provided by operating activities compared to $3.2 million in cash provided by operating activities during the six month period ended March 31, 2013. The $0.5 million decrease in cash provided by operating activities was primarily the result of a $2.4 million increase in net income, plus a $0.2 million increase in income taxes payable, offset by a $1.4 million decrease in cash from accounts receivable and a $1.8 million increase in cash used to pay accrued expenses.

Cash provided by financing activities totaled $0.5 million for the six month period ended March 31, 2014, which was primarily the result of cash proceeds from long term debt of $0.7 million, partially offset by cash payments on long term debt of $0.2 million. Cash used in financing activities of $0.8 million during the six month period ended March 31, 2013 was the result of cash payments on long-term debt.

Beginning in November 2013, we entered into a staggered bridge financing transaction (the “2013 Bridge Financing”) whereby we entered into four promissory notes, with interest of 10% per annum, in the aggregate principal amount of $650,000 (the “2013 Bridge Notes”). The 2013 Bridge Notes mature June 30, 2014. The 2013 Bridge Loans funded as follows: $450,000 and $200,000 in November 2013 and January 2014, respectively. Three of the investors, SMP Investments I, LLC (SMP), Anthony J. Ciabottoni, and William Houlihan, a member of the Board, each hold a 10% or greater voting interest and are considered related parties. The fourth investor, Blue Ridge Investments, LLC is wholly owned by Richardson Sells, a member of the Board, and is therefore also considered a related party. SMP, Anthony J. Ciabottoni, William A. Houlihan and Blue Ridge Investments, LLC contributed $300,000, $125,000, $125,000, and $100,000, respectively.

On January 17, 2014, the Company issued warrants to SMP for the purchase of up to 8,500,000 shares of common stock at an initial exercise price of $0.01 per share. The warrants are exercisable for a period of five years from the date of issuance and were issued as consideration for the extension of the maturity date of the SMP promissory note associated with the 2009 Bridge Lenders (see Note 5). SMP holds a 10% or greater voting interest and is considered a related party. On March 27, 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000. The $85,000 proceeds were received previously by the company in fiscal year 2013, and were recorded as a liability until such time as the Company was able to accept the warrants.

On January 1, 2014, the Company issued warrants to purchase an aggregate of 2,278,079 shares of common stock with an exercise price of $0.3125. These warrants are exercisable for a period of five years from date of issuance. SMP, Anthony J. Ciabattoni, and William A. Houlihan received warrants to purchase up to 850,080, 425,600 and 470,400 shares of common stock, respectively. The warrant issuance was related to the 2011 Bridge Financing and were issued at such time as the Company was able to legally issue warrants. Three of the warrant recipients, SMP, Anthony J. Ciabattoni, and William A. Houlihan, a member of the Company’s Board, each hold a 10% or greater voting interest and are considered related parties and received in aggregate 1,746,080 of the warrants.

On January 1, 2014, the Company issued warrants to purchase an aggregate of 4,092,800 shares of common stock with an exercise price of $0.3125. These warrants are exercisable for a period of five years from date of issuance. SMP, Anthony J. Ciabattoni, and William A. Houlihan received warrants to purchase up to 1,984,400, 1,388,800 and 720,000 shares of common stock, respectively. The warrant issuance was related to the 2012 Bridge Financing and were issued at such time as the Company was able to legally issue warrants. The warrant recipients, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and are considered related parties.

In April 2014, we accepted two warrant exercises in the amount of 150,000 and 210,000 shares of Common Stock, at an exercise price of $0.625 and $0.50 per share, respectively, for an aggregate purchase price of $198,000 from two investors. The $198,000 proceeds, consisting of $138,000 cash and $60,750 in consulting fees owed, had been received by the Company in Fiscal Year 2012, and were recorded as a liability until the Company accepted the warrants in April 2014.

We are not aware of any trends, demands, events or uncertainties that will result in a material change in our liquidity or capital resources, nor do we expect any changes in the cost of our capital resources or the mix and relative cost of our capital resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report an evaluation was carried out by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures are ineffective as they contained evidence of a material weakness as of the end of the fiscal quarter ended March 31, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that had a material effect on our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

Because we are a “Smaller Reporting Company,” we are not required to disclose the information required by this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 17, 2014, the Company issued warrants to SMP for the purchase of up to 8,500,000 shares of common stock at an initial exercise price of $0.01 per share. The warrants are exercisable for a period of five years from the date of issuance and were issued as consideration for the extension of the maturity date of the SMP promissory note associated with the 2009 Bridge Lenders (see Note 5). SMP holds a 10% or greater voting interest and is considered a related party. On March 27, 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000. The $85,000 proceeds were received previously by the company in fiscal year 2013, and were recorded as a liability until such time as the Company was able to accept the warrants.

The shares of common stock were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933 and the regulations promulgated thereunder. We believe that each investor is an accredited investor, acquired the shares of common stock for investment purposes and had access to sufficient information concerning the Company. The certificates representing the shares of common stock issued bear a restrictive legend.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

See Exhibit index following the Signatures page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2014	First Physicians Capital Group, Inc.
(Registrant)

	By:	/s/ Sean Kirrane
Sean Kirrane
Chief Executive Officer and authorized signatory. (Principal Executive Officer)

	By:	/s/ Adrian Reeder
Adrian Reeder
Chief Financial Officer and authorized signatory. (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.3*	Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.5*	Amended and Restated Bylaws dated October 25, 2002 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on October 28, 2002)

3.6*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ended October 31, 2002, as filed with the SEC on December 5, 2002)

3.7*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

3.8*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

3.9*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.10*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ended October 31, 2005, as filed with the SEC on December 20, 2005)

3.11*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.12*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.13*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

3.14*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

3.15*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

3.16*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

4.2*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

4.3*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.6*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.7*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

4.8*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

4.9*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

4.10*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

4.11*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

4.12*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

4.13*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated May 29, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 4, 2008)

4.14*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

4.15*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

4.16*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

10.1*	Form of 2013 Promissory Note (filed as Exhibit 10.57 to the 2013 Form 10-K as filed with the SEC on April 2, 2014)

10.2*+	Employment Agreement, dated March 24, 2014, between the Company and Adrian Reeder (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on March 27, 2014)

10.3*+	Consulting Agreement Addendum, dated March 21, 2014, between the Company and Sean Kirrane (filed as Exhibit 10.2 to the Form 10-K, as filed with the SEC on March 27, 2014)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. 1350

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract, compensatory plan or arrangement.
*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.