Form 10-Q
period 2014-06-30
First Physicians Capital Group, Inc.
filed 2014-08-14
CIK 1003226

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Number of shares of common stock outstanding as of August 13, 2014	19,659,507

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)

	June 30, 2014	September 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,890	$982
Accounts receivable, net of allowance for uncollectible accounts	17,266	13,690
Prepaid expenses	199	66
Other current assets	9	14

Total current assets	19,364	14,752
Property and equipment, net	—	2
Notes receivable	22,343	22,343
Other assets	235	249

Total assets	$41,942	$37,346

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$702	$1,116
Accrued expenses	1,614	3,132
Income taxes payable	525	212
Current maturities of long term debt	432	1,857
Liabilities of discontinued operations	557	557

Total current liabilities	3,830	6,874
Long term debt, net of current portion	5,390	5,692
Deferred gain	15,345	15,496

Total liabilities	24,565	28,062
Commitments and contingencies
Non-redeemable preferred stock:
Preferred stock Series 1-A ($0.01 par value, 2,802,000 shares authorized; 67,600 outstanding as of June 30, 2014 and September 30, 2013)	166	166
Preferred stock Series 2-A ($0.01 par value, 1,672,328 shares authorized; 3,900 outstanding as of June 30, 2014 and September 30, 2013)	25	25

Total non-redeemable preferred stock	191	191
Redeemable preferred stock:
Preferred stock Series 5-A ($0.01 par value, 9,000 shares authorized; 9,000 outstanding as of June 30, 2014 and September 30, 2013)	7,832	7,832
Preferred stock Series 6-A ($0.01 par value, 5,000 shares authorized; 4,875 outstanding as of June 30, 2014 and September 30, 2013)	4,381	4,381

Total redeemable preferred stock	12,213	12,213
Stockholders’ equity (deficit):
Common stock ($0.01 par value, 100,000,000 shares authorized; 23,909,507 and 15,049,047 outstanding as of June 30, 2014 and September 30, 2013, respectively)	242	153
Additional paid-in-capital	81,787	81,578
Accumulated deficit	(76,952)	(84,747)
Treasury stock, at cost (149,744 shares as of June 30, 2014 and September 30, 2013)	(104)	(104)

Total stockholders’ equity (deficit)	4,973	(3,120)

Total liabilities, preferred stock and stockholders’ equity (deficit)	$41,942	$37,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Three months ended
	June 30, 2014	June 30, 2013
Net revenue from services	$6,291	$4,763
Costs and expenses:
Selling, general and administrative expenses	3,840	3,188
Depreciation and amortization	—	2

Total costs and expenses	3,840	3,190

Operating income	2,451	1,573
Other expense:
Interest expense	(102)	(148)

Total other expense	(102)	(148)

Income from continuing operations before taxation	2,349	1,425
Income tax expense	(98)	—

Income from continuing operations	2,251	1,425

Income from discontinued operations, net of income taxes (including net gain from disposal of assets of $50 and $50, respectively. See Note 2. “Discontinued Operations”)	50	50

Net income	$2,301	$1,475

Basic earnings per share of common stock:
Continuing operations	$0.09	$0.09
Discontinued operations	0.01	0.01

Total basic earnings per share of common stock	$0.10	$0.10

Diluted earnings per share of common stock:
Continuing operations	$0.03	$0.02
Discontinued operations	0.00	0.00

Total diluted earnings per share of common stock	$0.03	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data)

(Unaudited)

	Nine months ended
	June 30, 2014	June 30, 2013
Net revenue from services	$18,124	$14,402
Costs and expenses:
Selling, general and administrative expenses	9,760	9,290
Depreciation and amortization	2	7

Total costs and expenses	9,762	9,297

Operating income	8,362	5,105
Other expense:
Interest expense	(405)	(666)

Total other expense	(405)	(666)

Income from continuing operations before taxation	7,957	4,439
Income tax expense	(313)	—

Income from continuing operations	7,644	4,439

Income from discontinued operations, net of income taxes (including net gain from disposal of assets of $151 and $151, respectively. See Note 2. “Discontinued Operations”)	151	151

Net income	$7,795	$4,590

Basic earnings per share of common stock:
Continuing operations	$0.42	$0.29
Discontinued operations	0.01	0.01

Total basic earnings per share of common stock	$0.43	$0.30

Diluted earnings per share of common stock:
Continuing operations	$0.12	$0.07
Discontinued operations	0.00	0.01

Total diluted earnings per share of common stock	$0.12	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$7,795	$4,590
Income from discontinued operations	151	151

Income from continuing operations	7,644	4,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2	7
Amortization of stock-based compensation	15	570
Bad debt provision	7,710	7,335
Changes in working capital components:
Accounts receivable	(11,286)	(10,285)
Prepaid expenses	(133)	(182)
Other assets	19	8
Accounts payable	(414)	(78)
Income taxes payable	313	—
Accrued expenses	(1,235)	563

Net cash provided by continuing operations’ operating activities	2,635	2,377
Net cash used in discontinued operations’ operating activities	—	(7)

Net cash provided by operating activities	2,635	2,370
Cash flows from financing activities:
Proceeds from long term debt	650	—
Payments on long term debt	(2,377)	(3,571)

Net cash used in financing activities	(1,727)	(3,571)

Net increase (decrease) in cash and cash equivalents	908	(1,201)
Cash and cash equivalents at beginning of period	982	1,389

Cash and cash equivalents at end of period	$1,890	$188

Supplemental cash flow information:
Cash paid for interest	$876	$422

Cash paid for taxes	$—	$—

Non-cash transactions:
Warrants related to 2009 Bridge financing exercised for common stock, cash proceeds of $85,000 received in Fiscal 2013	$85	$—

Warrants exercised for common stock, cash proceeds of $198,000 received in Fiscal 2012	$198	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of First Physicians Capital Group, Inc., f/k/a Tri-Isthmus Group, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our,” depending on the context), as of June 30, 2014 and for the three and nine month periods ended June 30, 2014 and June 30, 2013, have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K (the “Form 10-K”), filed with the United States Securities and Exchange Commission (the “SEC”) on April 4, 2014, and any amendments thereto, for the Fiscal Year Ended September 30, 2013 (the “Fiscal Year Ended September 30, 2013”). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to present fairly the financial information included herein.

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

Funding

We have an accumulated deficit of approximately $77 million as of June 30, 2014. This deficit has been funded primarily through the issuance of promissory notes, the sale of preferred and common stock, and cash generated from operations.

At June 30, 2014, we had current liabilities of $3.8 million and current assets of $19.4 million.

Critical Accounting Policies

For critical accounting policies affecting us, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2013. Critical accounting policies affecting us have not changed materially since September 30, 2013.

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

Fair Value of Financial Instruments

Carrying amounts of certain of our financial instruments, including accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities. Carrying value of notes receivable may not approximate fair value as the Company has ceased accruing interest income. Carrying value of long-term debt approximates fair value as they bear market rates of interest. None of our financial instruments are held for trading purposes.

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

The following table shows gross revenues and allowances for the three and nine month periods ended June 30, 2014 and 2013 (in thousands):

	Three months ended		Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue from services	$8,673	$7,194	$25,834	21,737
Allowances	(2,382)	(2,431)	(7,710)	(7,335)

Net revenue	$6,291	$4,763	$18,124	$14,402

Allowances percentage	28%	34%	30%	34%

The Company computes its estimate of bad debt by taking into account collections received for the services performed and also estimating amounts collectible for the services performed within the last twelve months.

2. Discontinued Operations

As of June 30, 2014 and September 30, 2013, the remaining operating liabilities of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA, have been recorded as liabilities of discontinued operations. We have reclassified the results of operations of RHA Tishomingo, RHA Anadarko, RHA Stroud, SPMC, Del Mar, Point Loma, and SPA for all periods presented, to discontinued operations. As of June 30, 2014 and September 30, 2013, there was $557,000 of current liabilities classified as liabilities of discontinued operations. In fiscal year 2011, a deferred gain of $4.0 million was recorded related to the sale-leaseback of the RHA Anadarko and RHA Stroud assets, and is being amortized on a straight-line basis over the 20 year lease term. The Company recognized $50,000 and $151,000 of gain during each of the three and nine month periods, respectively, ended June 30, 2014 and 2013, which is included in income from discontinued operations on the accompanying Consolidated Statements of Operations.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

3. Earnings Per Share

The following table shows the calculation of earnings per share for the three and nine month periods ended June 30, 2014 and 2013 (in thousands, except for per share data):

	Three months ended		Nine months ended
	(in thousands)		(in thousands)
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Net income attributable to continuing operations	$2,251	$1,425	$7,644	$4,439
Net income attributable to discontinued operations	50	50	151	151
Denominator for basic earnings per share — weighted average shares	23,850	15,050	18,139	15,050
Numerator for diluted earnings per share:
Net income attributable to continuing operations	2,254	1,459	7,715	4,541
Net income attributable to discontinued operations	50	50	151	151
Denominator for diluted earnings per share — weighted average shares	70,371	62,426	66,861	62,426
Basic earnings per share of common stock:
Continuing operations	$0.09	$0.09	$0.42	$0.29
Discontinued operations	0.01	0.01	0.01	0.01

Total basic earnings per share of common stock	$0.10	$0.10	$0.43	$0.30

Diluted earnings per share of common stock:
Continuing operations	$0.03	$0.02	$0.12	$0.07
Discontinued operations	0.00	0.00	0.00	0.01

Total diluted earnings per share of common stock	$0.03	$0.02	$0.12	$0.08

Basic earnings per share are computed using the weighted average number of common shares outstanding for the period. The dilutive effect of potential common shares outstanding is included in diluted earnings per share. The computations for diluted earnings per share for the three and nine months ended June 30, 2014 and 2013, are as follows (in thousands):

	Three months ended (in thousands)		Nine months ended (in thousands)
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Basic weighted average shares	23,850	15,050	18,139	15,050
Effect of dilutive securities:
Warrants	1,132	—	2,012	—
Preferred stock	45,223	45,216	45,223	45,216
Convertible debt	166	2,160	1,487	2,160

Potential dilutive common shares	70,371	62,426	66,861	62,426

For the three and nine month periods ended June 30, 2014 and 2013, the Company had stock options outstanding to purchase up to 150,000 and 6,760,000 shares of common stock, respectively, which had strike prices above market value and so are considered “out-of-the-money.” As a result, they were excluded from the computation of diluted earnings per share.

For the nine month period ended June 30, 2014 the Company had warrants outstanding to purchase up to 6,370,879 shares of common stock, which had strike prices above market value and so are considered “out-of-the-money.” As a result, they were excluded from the computation of diluted earnings per share.

For the three and nine month periods ended June 30, 2013, the Company had warrants outstanding to purchase up to 360,000 shares of common stock, which had strike prices above market value and so are considered “out-of-the-money.” As a result, they were excluded from the computation of diluted earnings per share

For the three month periods ended June 30, 2014 and 2013, interest expense of $3,000 and $34,000 respectively related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted earnings per share. For the nine month periods ended June 30, 2014 and 2013, interest expense of $71,000 and $102,000 respectively related to the convertible debt was added back to net income attributable to continuing operations for the computation of diluted earnings per share.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

4. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30,	September 30,
	2014	2013
Gross accounts receivable	$44,161	$32,875
Reserves for bad debt	(26,895)	(19,185)

Accounts receivable, net	$17,266	$13,690

5. Long Term Debt

During the Fiscal Year Ended September 30, 2009, we entered several bridge financing transactions (the “2009 Bridge Financing”). During the Fiscal Year Ended September 30, 2011, we entered into several bridge financing transactions (the “2011 Bridge Financing”) and During the Fiscal Year Ended September 30, 2012, we entered into additional bridge financing transactions (the “2012 Bridge Financing”).

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

In January 2014, each of 2009 Bridge Financing lenders agreed to extend the maturity of their respective notes with the same terms and conditions contained in the originally executed notes and related extensions until June 30, 2014.

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On April 7, 2014, the Company paid all outstanding principal and accrued interest related to the 2009 and 2013 Bridge Financing notes, and the outstanding accrued interest related to the 2011 and 2012 Bridge Financing notes. The total amount paid was $2,463,874 consisting of $2,000,000 on principal and $463,874 of interest. Three of the bridge lenders, SMP, Anthony J. Ciabottoni, and William A. Houlihan (a member of the board) each hold a 10% or greater voting interest and are considered related parties. A fourth lender, Blue Ridge Investments, LLC, is wholly owned by Richardson Sells, a member of the Board, and is therefore also considered a related party. SMP, Anthony J. Ciabottoni, William A. Houlihan and Blue Ridge Investments, LLC received payments of $930,059, $1,187,701, $209,024, and $101,056, respectively. The remaining unrelated 2011 and 2012 Bridge Financing note holders received the balance of $36,034. On April 7, 2014, the Company also paid an outstanding note payable in the amount of $100,000 plus interest of $28,812, to Anthony J. Ciabottoni who holds a 10% or greater voting interest and is considered a related party.

Long-term debt consists of the following (in thousands):

	June 30, 2014	September 30, 2013
Note payable secured by real estate, $27,513 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	$2,972	$3,059
Note payable secured by real estate, $34,144 payable monthly, including interest based on Wall Street Journal prime plus 2% adjusted quarterly, floor of 7%, rate is currently 7%, matures November 2028	2,693	2,830
Bridge notes payable, 10% interest, matures on or before June 2014	—	1,350
Note payable, 9% interest per annum and matures in February 2016	157	210
Note payable, 10% interest per annum and matures in September 2014	—	100

Total	5,822	7,549

Less current maturities of long term debt	(432)	(1,857)

Total long term debt	$5,390	$5,692

The following table shows scheduled principal payments due as of June 30, 2014 on long-term debt for the next five years and thereafter (in thousands):

June 30,	Payments
2015	$432
2016	459
2017	408
2018	438
2019	470
Thereafter	3,615

Total	$5,822

6. Warrants

On January 17, 2014, the Company issued warrants to SMP for the purchase of up to 8,500,000 shares of common stock at an initial exercise price of $0.01 per share. The warrants were exercisable for a period of five years from the date of issuance and were issued as consideration for the extension of the maturity date of the SMP promissory note associated with the 2009 Bridge Lenders (see Note 5). SMP holds a 10% or greater voting interest and is considered a related party. On March 27, 2014, SMP exercised its warrant to purchase 8,500,000 shares of common stock for an aggregate purchase price of $85,000. The $85,000 proceeds were received previously by the Company in fiscal year 2013, and were recorded as a liability until such time as the Company was able to accept the warrants.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

On January 1, 2014, the Company issued warrants to purchase an aggregate of 4,092,800 shares of common stock with an exercise price of $0.3125. These warrants are exercisable for a period of five years from date of issuance. SMP, Anthony J. Ciabattoni, and William A. Houlihan received warrants to purchase up to 1,984,000, 1,388,800 and 720,000 shares of common stock, respectively. The warrant issuance was related to the 2012 Bridge Financing and the warrants were issued at such time as the Company was able to legally issue warrants. The warrant recipients, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and are considered related parties.

On April 16, 2014, we accepted two warrant exercises in the amount of 150,000 and 210,000 shares of common stock, at an exercise price of $0.625 and $0.50 per share, respectively, for an aggregate purchase price of $198,000 from two investors. The $198,000 proceeds, consisting of $138,000 cash and $60,000 in consulting fees owed, had been received by the Company in fiscal year 2012, and were recorded as a liability until the Company accepted the warrant exercises in April 2014.

The following warrants were outstanding and exercisable as of the following as of June 30, 2014:

	Remaining	Exercise
Description	Life	Price	Warrants
January 1, 2014 warrants issued in connection with the 2011 bridge financing	4.50 years	$0.3125	2,278,079
January 1, 2014 warrants issued in connection with the 2012 bridge financing	4.50 years	$0.3125	4,092,800

			6,370,879

A summary of our stock warrant activity and related information at June 30, 2014 and September 30, 2013 is as follows:

	Number of Shares of Common Stock		Weighted-Average Exercise Price Per Share
	Nine months	Fiscal year	Nine months	Fiscal year
	ended	ended	ended	ended
	June 30,	September 30,	June 30,	September 30,
	2014	2013	2014	2013
Warrants outstanding at beginning of the period	360,000	796,250	$0.55	$0.52
Issued	14,870,879	—	$0.14	—
Exercised	(8,860,000)	—	$0.03	—
Cancelled or expired	—	(436,250)	—	$0.50

Warrants outstanding at end of the period	6,370,879	360,000	$0.31	$0.55

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

7. Stock Options

A summary of our options activity and related information at June 30, 2014 and September 30, 2013 is as follows:

	Number of Options		Weighted-Average Exercise Price Per Share
	Nine months ended	Fiscal year ended	Nine months ended	Fiscal year ended
	June 30,	September 30,	June 30,	September 30,
	2014	2013	2014	2013
Options outstanding at beginning of the period	6,760,000	6,760,000	$0.61	$0.61
Granted
— at above fair market value	—	—	—	—
— at fair market value	—	—	—	—
— at below fair market value	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Forfeited	(6,610,000)	—	0.61	—

Options outstanding at end of the period	150,000	6,760,000	$0.63	$0.61

Options vested/exercisable at end of the period	150,000	6,730,000	$0.63	$0.61

The following options were outstanding as of June 30, 2014:

			Weighted-average
		Weighted-average	remaining
Exercise price	Number of options	exercise price	contractual life
$0.63	150,000	$0.63	2.96

8. Preferred Stock

Series 7-A Convertible Preferred Stock

On December 5, 2013, the Company filed a Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (the “7-A Certificate”) authorizing the issuance of up to 7,000 shares of Series 7-A Convertible Preferred Stock (“7-A Preferred”).

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

Each share of 7-A Preferred shall be convertible at any time after the date of issuance of such shares, into such number of fully paid shares of common stock as is determined by dividing the original issue price by the then-applicable conversion price in effect on the date the certificate evidencing such share is surrendered for conversion. Each share of 7-A Preferred, subject to the surrendering of the certificates of the 7-A Preferred, shall be automatically converted into shares of common stock at the then-applicable conversion price, upon the election of the holders of not less than a majority of the outstanding shares of 7-A Preferred electing to effect such conversion. Under certain circumstances, such as the sale of the Company or the sale of the Company’s shares in a public offering, each at a valuation of greater than $100,000,000, the Company can elect to convert all Series 7-A into common stock. The initial conversion price per share is $0.3125. The holder of each share of 7-A Preferred shall have the right to that number of votes equal to the number of shares of common stock, which would be issued upon conversion of the 7-A Preferred.

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

FIRST PHYSICIANS CAPITAL GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

The holders of 7-A Preferred shall be entitled to receive (out of any assets legally available), if declared by the Company’s Board of Directors, noncumulative dividends pari passu with the 6-A Preferred and the 5-A Preferred stockholders, of $100 per share annually. No dividend may be declared and paid upon shares of 7-A Preferred in any fiscal year of the Company unless dividends have first been paid upon or declared and set aside for payment to the holders of shares of the Company’s 1-A Preferred and 2-A Preferred. Under certain circumstances, such as stock splits or issuances of common stock at a price less than the issuance price of the 7-A Preferred, the 7-A Preferred is entitled to conversion price adjustments. Shares of 7-A Preferred have an initial conversion price of $0.3125 per share. Shares of 7-A Preferred Stock are subject to redemption at the Company’s option and upon approval of the majority of the holders of the outstanding 7-A Preferred.

As part of the consideration for entering into the 2011 Bridge Financing, all of the 2011 Bridge Lenders were granted the option to exchange their current holdings if any, of 5-A Preferred, 6-A Preferred and common stock (collectively the “Exchanged Securities”), into 7-A Preferred. Upon election to exchange, each lender would receive the number of 7-A Preferred equal to the initial consideration paid for their Exchanged Securities divided by $1,000. In connection with the exchange, each 2011 Bridge Lender shall receive warrants to purchase a number of shares of common stock of the Company in an amount equal to 1,120 multiplied by the aggregate number of shares of 7-A Preferred issued. Such issued warrants shall have an exercise price of $0.3125, and shall expire five years from date of issuance. The Company has received notification from all the 2011 Bridge Lenders of their intent to exchange, as appropriate, their holdings of Exchanged Securities to 7-A Preferred, which will result in the issuance of an aggregate of 5,998 shares of 7-A Preferred and warrants to purchase up to 6,717,760 shares of common stock. The Company expects to consummate the exchange within the next year. When the exchange is completed, three of the 2011 Bridge Lenders, SMP, Anthony J. Ciabattoni, and William A. Houlihan, a member of the Company’s Board each hold a 10% or greater voting interest and are considered related parties. SMP, Anthony J. Ciabattoni, and William A. Houlihan will receive 2,713, 1,560 and 317 shares of 7-A Preferred, respectively, and warrants to purchase up to 3,038,560, 1,747,200 and 415,520 shares of common stock, respectively.

9. Subsequent Events

Litigation

In July 2014, the Company settled a lawsuit previously filed against the Company in October 2011 for monies owed the plaintiff as a result of certain contractual services. The lawsuit was settled in full for $65,000 cash.

Cancellation of Shares

On August 13, 2014, the Company cancelled 4.25 million shares of the Company’s common stock. The stock was transferred to the Company from a stockholder as part of a settlement agreement.

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

FORWARD LOOKING STATEMENTS

The discussion in this Form 10-Q contains forward-looking statements that may be subject to protection under the Private Securities Litigation Reform Act of 1995 and such statements should not be unduly relied upon. Forward-looking statements can be identified by the use of words such as “may,” “will,” “could,” “should,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and variations thereof or of similar expressions. All forward-looking statements included in this Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any such forward-looking statements. Our actual results in future periods could differ materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	our ability to obtain ongoing financing, manage our cash resources, control expenses and continue as a going concern;

•	our ability to complete a going private transaction;

•	impact of our indebtedness on our ability to invest in the ongoing needs and growth of our business;

•	significant past operating losses, potential future losses and limited ongoing revenue;

•	changes in government regulation, particularly healthcare laws;

•	possession of significant voting control over us by the holders of our Series 5-A Convertible Preferred Stock, Series 6-A Convertible Preferred Stock and Series 7-A Convertible Preferred Stock;

•	increased competition in the industry, geography and the segments in which we compete;

•	our ability to attract and retain employees and key members of management;

•	changes in economic and industry conditions;

•	reliance on third parties to provide services critical to our operations;

•	potential dilution of existing stockholders if we raise capital by issuing additional capital stock;

•	availability of appropriate prospective acquisitions or investment opportunities;

•	significant costs and obligations as a result of being a public company;

•	continued positive relationships with our customers;

•	deterioration in the collectability of our accounts;

•	major man-made or natural disasters;

•	compliance with applicable laws and regulations and cost of potential legal actions such as litigation or investigations;

•	inadequacy of our insurance coverage and fluctuating insurance requirements and costs;

•	impact of a potential requirement to record asset impairment charges in the future;

•	failure of our information technology system or the breach of our network security;

•	impact on our disclosure of use the scaled disclosure option available to smaller reporting companies; and

•	volatility in the price of our common stock.

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

Pending Proposal for Termination of SEC Registration

On June 20, 2014, the Company filed a preliminary proxy statement related to its 2014 annual meeting of stockholders. The Company and a group of stockholders also filed a Schedule 13E-3 on the same day. The Company and the group of stockholders filed amendments to the preliminary proxy statement and Schedule 13E-3 on July 30, 2014. The preliminary proxy statement and the Schedule 13E-3 relate to a plan to deregister the Company’s common stock under the Securities Exchange Act of 1934 (the “Exchange Act”) and, as a result thereof, terminate its periodic reporting obligations with the SEC.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

NET REVENUE

Net revenue from services was $6.3 million for the three month period ended June 30, 2014, compared to $4.8 million for the three month period ended June 30, 2013, representing an increase of $1.5 million, or 31.3%. A portion of the Company’s management fee revenue is based on successful collection of client accounts receivable. As result of our clients improved collection rates for the Fiscal Year 2014 compared to Fiscal Year 2013, collections increased significantly. The increase in net revenue for the quarter was primarily the result of these collections. Net revenue from services was $18.1 million for the nine month period ended June 30, 2014, compared to $14.4 million for the nine month period ended June 30, 2013, representing an increase of $3.7 million, or 25.7%. This increase was primarily attributable to the increase in client accounts receivable collections for the period, and an increase in the scope and price of services provided by the Company under the contracts to provide healthcare management.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $0.6 million from $3.2 million for the three month period ended June 30, 2013 to $3.8 million for the three month period ended June 30, 2014, and increased $0.5 million from $9.3 million for the nine month period ended June 30, 2013 to $9.8 million for the nine month period ended June 30, 2014. Both of these increases are attributable to an increase in the scope of services and related costs, and increased administrative costs associated with the preliminary proxy statement filed in June 2014. Amortization of stock-based compensation is included in selling, general and administrative expense.

INTEREST EXPENSE

Interest expense decreased $46,000 from $148,000 for the three month period ended June 30, 2013 to $102,000 for the three month period ended June 30, 2014, due to the paydown of bridge notes payable in April 2014. Interest expense decreased $261,000 from $666,000 for the nine month period ended June 30, 2013 to $405,000 for the nine month period ended June 30, 2014. The overall decrease for the period was the result of the decrease in outstanding bridge financing debt due to payments of $3.3 million paid against the bridge financing in the second and third quarters of fiscal year 2013.

MATERIAL CHANGES IN FINANCIAL CONDITION — AT JUNE 30, 2014 COMPARED TO SEPTEMBER 30, 2013:

CASH AND CASH EQUIVALENTS

Our cash and cash equivalents totaled $1.9 million as of June 30, 2014, compared to $1.0 million at September 30, 2013, an increase of $0.9 million. This represents an increase of 90%, which was primarily the result of net cash provided by operating activities of $2.6 million, less net payments on financing of $1.7 million.

ACCOUNTS RECEIVABLE

As of June 30, 2014, accounts receivables, net of allowances for uncollectible accounts totaled $17.3 million, an increase of $3.6 million from $13.7 million at September 30, 2013. This 26.3% increase was primarily due to the increased billings generated from an increase in collections and the scope and price of healthcare management services provided by the Company.

LONG-TERM DEBT

Long-term debt (including current maturities) decreased $1.7 million to $5.8 million at June 30, 2014 from $7.5 million at September 30, 2013. This 22.7% decrease reflects cash proceeds from debt of $0.7 million, offset by routine payment on long-term debt of $0.4 million, and the full paydown of all outstanding bridge notes of $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through cash flows from operations and short-term bridge financing. We estimate that, based on current plans and assumptions, our available cash and cash flows from operations will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for the next 12 months; however, if necessary, we may seek bank financing or issue debt securities

As of June 30, 2014, we had working capital of $15.5 million compared with working capital of $7.9 million at September 30, 2013, an increase of $7.6 million. The working capital increase was primarily the result of a $0.9 million increase in cash, a $3.6 million increase in trade accounts receivable, a $1.9 million reduction in accrued expenses and accounts payable, and a $1.4 million reduction in short term portion of notes payable.

As of June 30, 2014, we had a stockholders’ equity of $5.0 million, as compared to a stockholders’ deficit of $3.1 million as of September 30, 2013. The decrease in the stockholders’ deficit arose primarily from net income for the nine month period ended June 30, 2014.

During the nine month period ended June 30, 2014, there was $2.6 million in cash provided by operating activities compared to $2.4 million in cash provided by operating activities during the nine month period ended June 30, 2013. The $0.2 million increase in cash provided by operating activities was primarily the result of a $3.2 million increase in net income, offset by a $1.0 million decrease in cash from accounts receivable and a $1.8 million increase in cash used to pay accrued expenses.

Cash used in financing activities totaled $1.7 million for the nine month period ended June 30, 2014, which was primarily the result of cash payments on long term debt of $2.4, partially offset by $0.7 million cash proceeds from long term debt. Cash used in financing activities of $3.6 million during the nine month period ended June 30, 2013 was the result of cash payments on long-term debt.

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

On January 1, 2014, the Company issued warrants to purchase an aggregate of 4,092,800 shares of common stock with an exercise price of $0.3125. These warrants are exercisable for a period of five years from date of issuance. SMP, Anthony J. Ciabattoni, and William A. Houlihan received warrants to purchase up to 1,984,000, 1,388,800 and 720,000 shares of common stock, respectively. The warrant issuance was related to the 2012 Bridge Financing and were issued at such time as the Company was able to legally issue warrants. The warrant recipients, SMP, Anthony J. Ciabattoni, and William A. Houlihan, each hold a 10% or greater voting interest and are considered related parties.

On April 7, 2014, the Company paid all outstanding principal and accrued interest related to the 2009 and 2013 Bridge Financing notes, and the outstanding accrued interest related to the 2011 and 2012 Bridge Financing notes. The total amount paid was $2,463,874 consisting of $2,000,000 on principal and $463,874 of interest. Three of the bridge lenders, SMP, Anthony J. Ciabottoni, and William A. Houlihan (a member of the board) each hold a 10% or greater voting interest and are considered related parties. A fourth lender, Blue Ridge Investments, LLC is wholly owned by Richardson Sells, a member of the Board, and is therefore also considered a related party. SMP, Anthony J. Ciabottoni, William A. Houlihan and Blue Ridge Investments, LLC received payments of $930,059, $1,187,701, $209,024, and $101,056, respectively. The remaining unrelated 2011 and 2012 Bridge Financing note holders received the balance of $36,034. The Company also paid an outstanding note payable in the amount of $100,000 plus interest of $28,812, to Anthony Ciabottoni who holds a 10% or greater voting interest and is considered a related party.

On April 16, 2014, we accepted two warrant exercises in the amount of 150,000 and 210,000 shares of common stock, at an exercise price of $0.625 and $0.50 per share, respectively, for an aggregate purchase price of $198,000 from two investors. The $198,000 proceeds, consisting of $138,000 cash and $60,000 in consulting fees owed, had been received by the Company in fiscal year 2012, and were recorded as a liability until the Company accepted the warrants in April 2014.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures are ineffective, as they contained evidence of a material weakness as of the end of the fiscal quarter ended June 30, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that had a material effect on our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In July 2014, the Company settled a lawsuit previously filed against the Company in October 2011, for monies owed the plaintiff as a result of certain contractual services. The lawsuit was settled in full for $65,000 cash.

Item 1A. RISK FACTORS

Because we are a “Smaller Reporting Company,” we are not required to disclose the information required by this item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 16, 2014, we accepted two warrant exercises in the amount of 150,000 and 210,000 shares of common stock, at an exercise price of $0.625 and $0.50 per share, respectively, for an aggregate purchase price of $198,000 from two investors. The $198,000 proceeds, consisting of $138,000 cash and $60,000 in consulting fees owed, had been received by the Company in fiscal year 2012, and were recorded as a liability until the Company accepted the warrants in April 2014.

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

Date: August 13, 2014	First Physicians Capital Group, Inc. (Registrant)

	By:	/s/ Sean Kirrane
Sean Kirrane
Chief Executive Officer and authorized signatory (Principal Executive Officer)

	By:	/s/ Adrian Reeder
Adrian Reeder
Chief Financial Officer and authorized signatory (Principle Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Membership Interest Purchase Agreement (filed as Exhibit 2.1 to the Form 8-K, as filed with the SEC on November 5, 2007)

3.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.2*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.3*	Certificate of Merger filed November 8, 2000, merging Vsource, Inc. (a Nevada corporation) with and into the Vsource, Inc. (a Delaware corporation) (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on November 14, 2000)

3.4*	Amendment to Certificate of Incorporation, dated January 16, 2002 (filed as Exhibit 3.3 to the Form 8-K, as filed with the SEC on January 23, 2002)

3.5*	Second Amended and Restated Bylaws dated June 18, 2014 (filed as Exhibit 3.2 to the Form 8-K, as filed with the SEC on June 24, 2014)

3.6*	Amendment to Certificate of Incorporation, dated November 20, 2002 (filed as Exhibit 3.1 to the Form 10-Q for the period ended October 31, 2002, as filed with the SEC on December 5, 2002)

3.7*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

3.8*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

3.9*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

3.10*	Amendment to Certificate of Incorporation, dated December 16, 2005 (filed as Exhibit 3.5 to the Form 10-Q for the period ended October 31, 2005, as filed with the SEC on December 20, 2005)

3.11*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

3.12*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

3.13*	Amendment to Certificate of Incorporation, dated September 29, 2009 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on October 1, 2009)

3.14*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

3.15*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

3.16*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

4.1*	Certificate of Incorporation (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

4.2*	Certificate of Designation of Rights and Preferences of Series 2-A Convertible Preferred Stock filed November 8, 2000 (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on November 14, 2000)

4.3*	Certificate of Decrease of Shares Designated as Series 1-A Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.4*	Certificate of Decrease of Shares Designated as Series 2-A Convertible Preferred Stock (filed as Exhibit 4.2 to the Form 8-K, as filed with the SEC on July 13, 2005)

4.5*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of July 7, 2005, by and among Vsource, Inc. and the investors listed therein (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.6*	Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on July 21, 2005)

4.7*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated as of September 18, 2006, by and among First Physicians Capital Group, Inc. and certain Series 5-A Preferred Stock Investors (filed as Exhibit 4.1 to the Form 8-K, as filed with the SEC on September 22, 2006)

4.8*	Series 5-A Preferred Stock and Warrant Purchase Agreement, dated January 14, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on January 22, 2008)

4.9*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated March 31, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

4.10*	Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed April 2, 2008 (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on April 3, 2008)

4.11*	Form of Series 5-A Preferred Stock and Warrant Purchase Agreement (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 7, 2008)

4.12*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 5-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit 4.2 to the Form 10-Q, as filed with the SEC on May 20, 2008)

4.13*	Series 6-A Preferred Stock and Warrant Purchase Agreement, dated May 29, 2008 (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on June 4, 2008)

4.14*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences Series 5-A Convertible Preferred Stock filed January 10, 2008 (filed as Exhibit B to Exhibit 10.1 to the Form 8-K, as filed with the SEC on October 23, 2009)

4.15*	Certificate of Amendment to the Certificate of Designation of Rights and Preferences of Series 6-A Convertible Preferred Stock filed May 15, 2008 (filed as Exhibit B to Exhibit 10.3 to the Form 8-K, as filed with the SEC on October 23, 2009)

4.16*	Certificate of Designation of Rights and Preferences of Series 7-A Convertible Preferred Stock (filed as Exhibit 3.1 to the Form 8-K, as filed with the SEC on December 12, 2013)

10.1*+	Employment Agreement dated as of July 1, 2014 between the Company and Sean Kirrane (filed as Exhibit 10.1 to the Form 8-K, as filed with the SEC on May 30, 2014)

31.1	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(d) promulgated under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. 1350

32.2	Certification Pursuant to 18 U.S.C. 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

+	Management contract, compensatory plan or arrangement.
*	Previously filed with the SEC as indicated, and hereby incorporated herein by reference.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.